Form 10-Q
period 1999-09-30
HOMESTORE COM INC
filed 1999-11-15
CIK 1085770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the Quarter Ended September 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1999

                       Commission File Number 000-26659

                               ----------------

                              Homestore.com, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                       95-4438337
       (State of Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                      Identification Number)

     225 West Hillcrest Drive, Suite 100
          Thousand Oaks, California                                91360
   (Address of Principal Executive Office)                       (Zip Code)

                                (805) 557-2300
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

   At November 3, 1999, the registrant had 70,062,745 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Homestore.com, Inc

                                     Index

                                                                                                 Page
                                                                                                 ----
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Financial Information
          Overview..............................................................................   1
          Unaudited Pro Forma Condensed Consolidated Statements of Operations...................   2
          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information.............   6

         Homestore.com, Inc. Consolidated Financial Statements
          Consolidated Balance Sheets...........................................................   7
          Unaudited Consolidated Statements of Operations.......................................   8
          Unaudited Consolidated Statements of Stockholders' Equity (Deficit)...................   9
          Unaudited Consolidated Statements of Cash Flows.......................................  10
          Notes to Unaudited Consolidated Financial Statements..................................  11

         NetSelect, Inc. Consolidated Financial Statements
          Consolidated Balance Sheets...........................................................  15
          Consolidated Statements of Operations.................................................  16
          Consolidated Statements of Stockholders' Equity (Deficit).............................  17
          Consolidated Statements of Cash Flows.................................................  18
          Notes to Consolidated Financial Statements............................................  19

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  42

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  43

Item 2.  Changes in Securities and Use of Proceeds..............................................  43

Item 3.  Default Upon Senior Securities.........................................................  43

Item 4.  Submission of Matters to a Vote of Security Holders....................................  43

Item 5.  Other Information......................................................................  44

Item 6.  Exhibits and Reports on Form 8-K.......................................................  44

SIGNATURES.....................................................................................   45

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                   Overview

   On February 4, 1999, NetSelect, Inc. ("NSI") was merged with and into Homestore.com, Inc. ("Company") in a non-substantive share exchange, which was provided for in the agreements governing the formation and operation of RealSelect, Inc. ("RealSelect"), the operating company. The share exchange lacked substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of the individual investors were unaffected. Accordingly, the non-substantive share exchange was accounted for at historical cost. The share exchange between the Company and NSI is referred to herein as the "Reorganization". This Reorganization was completed solely to simplify the Company's legal structure prior to its initial public offering. See Note 1 of the Homestore.com, Inc. Notes to Consolidated Financial Statements for further discussion about the Reorganization.

   In March 1998, NSI acquired The Enterprise of America, Ltd. (the "Enterprise") for 525,000 shares of common stock with an estimated fair value of $525,000, a note payable in the amount of $2.2 million, and $705,000 in cash and other acquisition related expenses. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $3.9 million has been allocated to goodwill and is being amortized on a straight-line basis over five years.

   In July 1998, NSI acquired MultiSearch Solutions, Inc. ("MultiSearch") for convertible preferred stock equivalent to 1,625,000 shares of common stock with an estimated fair value of approximately $4.8 million, a note payable in the amount of $3.6 million, and $875,000 in cash and other acquisition related expenses. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $9.4 million has been allocated to goodwill and is being amortized on a straight-line basis over five years.

   In June 1999, the Company acquired SpringStreet, Inc. ("SpringStreet") for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. The aggregate acquisition cost of $51.7 million was based on terms and preferences of the shares issued in the transaction relative to the value received by the Company in the April 1999 Series G preferred stock financing. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $42.2 million has been allocated to goodwill and is being amortized on a straight-line basis over five years.

   The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1999 and 1998 and the three months ended September 30, 1998 give effect to the Reorganization and the acquisitions of The Enterprise, MultiSearch and SpringStreet as if they had occurred on January 1, 1998. For comparative purposes, we have included a statement of operations comparing historical operating results for the three months ended September 30, 1999 with the pro forma operating results for the three months ended September 30, 1998.

   The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of January 1, 1998 and should not be construed as being representative of future operating results.

   The audited historical financial statements of the Company, NSI, The Enterprise, MultiSearch and SpringStreet are included in the Company's prospectus dated August 4, 1999, relating to the Company's initial public offering ("IPO"). The unaudited pro forma condensed consolidated financial information presented herein should be read in conjunction with those financial statements and related notes.

                              HOMESTORE.COM, INC.

   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS/(1)/
                   (in thousands, except per share amounts)

                                                              Three months
                                                                  ended
                                                              September 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Revenues................................................... $ 18,625  $  4,900
Cost of revenues...........................................    5,897     2,448
                                                            --------  --------
Gross profit...............................................   12,728     2,452
                                                            --------  --------
Operating expenses:
  Sales and marketing (includes $2,171 in non-cash charges
   for the three months ended September 30, 1999)..........   22,574    10,535
  Product development......................................    1,955     2,083
  General and administrative...............................    7,034     2,250
  Amortization of intangible assets........................    3,003     2,813
  Stock-based compensation.................................    5,290    19,278
  Litigation settlement....................................    8,406
                                                            --------  --------
Total operating expenses...................................   48,262    36,959
                                                            --------  --------
Loss from operations.......................................  (35,534)  (34,507)
Interest income, net.......................................    1,308        75
                                                            --------  --------
Net loss...................................................  (34,226)  (34,432)
Repurchase of convertible preferred stock..................             (7,727)
                                                            --------  --------
Net loss applicable to common stockholders................. $(34,226) $(42,159)
                                                            ========  ========
Basic and diluted net loss per share applicable to common
 stockholders.............................................. $  (0.52) $  (0.95)
                                                            ========  ========
Shares used to calculate basic and diluted net loss per
 share applicable to common stockholders...................   66,063    44,473
                                                            ========  ========

--------
/(1)/See page 5 for a full disclosure of the unaudited pro forma condensed consolidated statement of operations for the three months ended September 30, 1998. Since there are no pro forma adjustments after June 30, 1999, the unaudited pro forma condensed consolidated statement of operations for the three months ended September 30, 1999 reflects our actual operating results for that period.

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                 Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                    (in thousands, except per share amounts)

                                                                Pro Forma                               Pro
                          Homestore.com   NSI    Adjustments  Homestore.com SpringStreet Adjustments   Forma
                          ------------- -------  -----------  ------------- ------------ -----------  --------
Revenues................    $ 35,211    $ 2,433    $  --        $ 37,644      $  2,346     $   --     $ 39,990
Cost of revenues........      13,007        798                   13,805         1,675                  15,480
                            --------    -------    ------       --------      --------     -------    --------
Gross profit............      22,204      1,635       --          23,839           671         --       24,510
                            --------    -------    ------       --------      --------     -------    --------
Operating expenses:
 Sales and marketing
  (includes $3,421 in
  non-cash charges for
  Homestore.com)........      48,186      4,064                   52,250         5,506                  57,756
 Product development....       3,322        174                    3,496         1,134                   4,630
 General and
  administrative........      12,953      1,053                   14,006         4,416                  18,422
 Amortization of
  intangible assets.....       4,313        261                    4,574                     4,137(1)    8,711
 Stock-based
  compensation..........       9,290        569                    9,859         2,243                  12,102
 Litigation
  settlement............       8,406                               8,406                                 8,406
                            --------    -------    ------       --------      --------     -------    --------
   Total operating
    expenses............      86,470      6,121                   92,591        13,299       4,137     110,027
                            --------    -------    ------       --------      --------     -------    --------
Loss from operations....     (64,266)    (4,486)                 (68,752)      (12,628)     (4,137)    (85,517)
Other income (expense),
 net....................       1,274         (5)                   1,269            44                   1,313
                            --------    -------    ------       --------      --------     -------    --------
Net loss................     (62,992)    (4,491)                 (67,483)      (12,584)     (4,137)    (84,204)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................      (1,846)      (207)    2,053(2)
                            --------    -------    ------       --------      --------     -------    --------
Net loss applicable to
 common stockholders.. .    $(64,838)   $(4,698)   $2,053       $(67,483)     $(12,584)    $(4,137)   $(84,204)
                            ========    =======    ======       ========      ========     =======    ========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....    $  (2.06)
                            ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....      31,421
                            ========
Pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders....                                                                              $  (1.41)
                                                                                                      ========
Shares used in the
 calculation of pro
 forma basic and diluted
 net loss per share
 applicable to common
 stockholders...........                                                                               59,664 (3)
                                                                                                      ========


 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                    (in thousands, except per share amounts)

                                                             Pro Forma
                     Homestore.com   NSI     Adjustments   Homestore.com Enterprise MultiSearch SpringStreet Adjustments
                     ------------- --------  -----------   ------------- ---------- ----------- ------------ -----------
Revenues...........     $  --      $  8,519    $  --         $  8,519       $969      $2,054      $   544      $   --
Cost of revenues...                   4,453                     4,453        524         947          466
                        ------     --------    ------        --------       ----      ------      -------      -------
Gross profit.......        --         4,066       --            4,066        445       1,107           78          --
                        ------     --------    ------        --------       ----      ------      -------      -------
Operating expenses:
 Sales and
  marketing........                  14,773                    14,773        174         544        4,412
 Product
  development......                   3,510                     3,510                     24          604
 General and
  administrative...          2        3,861                     3,863        274         457          986
 Amortization of
  intangible
  assets...........                   1,091                     1,091                                            7,326 (1)
 Stock-based
  compensation.....                  19,518                    19,518
                        ------     --------    ------        --------       ----      ------      -------      -------
   Total operating
    Expenses.......          2       42,753                    42,755        448       1,025        6,002        7,326
                        ------     --------    ------        --------       ----      ------      -------      -------
Income (loss) from
 operations........         (2)     (38,687)                  (38,689)        (3)         82       (5,924)      (7,326)
Other income
 (expense), net....                     365                       365        (32)        (24)         144         (154)(4)
                        ------     --------    ------        --------       ----      ------      -------      -------
Net income (loss)..         (2)     (38,322)                  (38,324)       (35)         58       (5,780)      (7,480)
Accretion of
 redemption value
 and dividends on
 convertible
 preferred stock...                  (1,227)    1,227 (2)
Repurchase of
 convertible
 preferred stock...                  (7,727)                   (7,727)
                        ------     --------    ------        --------       ----      ------      -------      -------
Net income (loss)
 applicable to
 common
 stockholders......     $   (2)    $(47,276)   $1,227        $(46,051)      $(35)     $   58      $(5,780)     $(7,480)
                        ======     ========    ======        ========       ====      ======      =======      =======
Historical basic
 and diluted net
 loss per share
 applicable to
 common
 stockholders......     $  --
                        ======
Shares used in the
 calculation of
 historical basic
 and diluted net
 loss per share
 applicable to
 common
 stockholders......      8,901
                        ======
Pro forma basic and
 diluted net loss
 per share
 applicable to
 common
 stockholders......
Shares used in the
 calculation of pro
 forma basic and
 diluted net loss
 per share
 applicable to
 common
 stockholders......
                       Pro
                      Forma
                     -----------
Revenues...........  $ 12,086
Cost of revenues...     6,390
                     -----------
Gross profit.......     5,696
                     -----------
Operating expenses:
 Sales and
  marketing........    19,903
 Product
  development......     4,138
 General and
  administrative...     5,580
 Amortization of
  intangible
  assets...........     8,417
 Stock-based
  compensation.....    19,518
                     -----------
   Total operating
    Expenses.......    57,556
                     -----------
Income (loss) from
 operations........   (51,860)
Other income
 (expense), net....       299
                     -----------
Net income (loss)..   (51,561)
Accretion of
 redemption value
 and dividends on
 convertible
 preferred stock...
Repurchase of
 convertible
 preferred stock...    (7,727)
                     -----------
Net income (loss)
 applicable to
 common
 stockholders......  $(59,288)
                     ===========
Historical basic
 and diluted net
 loss per share
 applicable to
 common
 stockholders......
Shares used in the
 calculation of
 historical basic
 and diluted net
 loss per share
 applicable to
 common
 stockholders......
Pro forma basic and
 diluted net loss
 per share
 applicable to
 common
 stockholders......  $  (1.44)
                     ===========
Shares used in the
 calculation of pro
 forma basic and
 diluted net loss
 per share
 applicable to
 common
 stockholders......   41,143 (3)
                     ===========


 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                    (in thousands, except per share amounts)

                                                                 Pro Forma
                          Homestore.com   NSI     Adjustments  Homestore.com SpringStreet Adjustments   Pro Forma
                          ------------- --------  -----------  ------------- ------------ -----------   ---------
Revenues................     $  --      $  4,547     $ --        $  4,547      $   353      $   --      $  4,900
Cost of revenues........                   2,267                    2,267          181                     2,448
                             ------     --------     -----       --------      -------      -------     --------
Gross profit............        --         2,280       --           2,280          172          --         2,452
                             ------     --------     -----       --------      -------      -------     --------
Operating expenses:
 Sales and marketing....                   8,408                    8,408        2,127                    10,535
 Product development....                   1,864                    1,864          219                     2,083
 General and
  administrative........          1        1,735                    1,736          514                     2,250
 Amortization of
  intangible assets.....                     745                      745                     2,068 (1)    2,813
 Stock-based
  compensation..........                  19,278                   19,278                                 19,278
                             ------     --------     -----       --------      -------      -------     --------
 Total operating
  expenses..............          1       32,030                   32,031        2,860        2,068       36,959
                             ------     --------     -----       --------      -------      -------     --------
Loss from operations....         (1)     (29,750)                 (29,751)      (2,688)      (2,068)     (34,507)
Other income (expense),
 net....................                     (14)                     (14)          89                        75
                             ------     --------     -----       --------      -------      -------     --------
Net loss................         (1)     (29,764)                 (29,765)      (2,599)      (2,068)     (34,432)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................                   (415)       415 (2)
Repurchase of
 convertible preferred
 stock..................                  (7,727)                  (7,727)                                (7,727)
                             ------     --------     -----       --------      -------      -------     --------
Net loss applicable to
 common stockholders....     $   (1)    $(37,906)    $ 415       $(37,492)     $(2,599)     $(2,068)    $(42,159)
                             ======     ========     =====       ========      =======      =======     ========

Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....     $  --
                             ======

Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....      9,389
                             ======
Pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders....                                                                                $ (0.95)
                                                                                                        ========

Shares used in the
 calculation of pro
 forma basic and diluted
 net loss per share
 applicable to common
 stockholders...........                                                                                  44,473 (3)
                                                                                                        ========


 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED FINANCIAL INFORMATION

   Pro forma adjustments reflect the following in the unaudited pro forma condensed consolidated statements of operations:

(1)  Amortization of goodwill in connection with the following acquisitions:

                                            Nine months ended
                                              September 30,   Three months ended
                                            -----------------   September 30,
                                              1999     1998          1998
                                            -------- -------- ------------------
   Enterprise.............................. $    --  $    188       $  --
   MultiSearch.............................      --       934          --
   SpringStreet............................    4,137    6,204        2,068

(2) Elimination of the accretion of redemption value and dividends on convertible preferred stock resulting from the assumed conversion of the Company's preferred stock into common stock in connection with the IPO.
(3) Additional weighted average shares used in the calculation of pro forma basic and diluted net loss per share applicable to common stockholders reflect the following, as if they been issued as of January 1, 1998, except for preferred stock that was not issued in connection with an acquisition. For this preferred stock, the weighted average shares reflect the preferred stock as if it had been issued as of January 1, 1998, or the date of issuance, if later:

                                          Nine months ended
                                            September 30,   Three months ended
                                          -----------------   September 30,
                                            1999     1998          1998
                                          -------- -------- ------------------
   Enterprise acquisition................      --       525          525
   MultiSearch acquisition...............      --     1,625        1,625
   SpringStreet acquisition..............    4,587    4,587        4,587
   NSI Reorganization....................    2,080    5,823        5,823
   Conversion of preferred stock in
    connection with IPO..................   17,659   15,765       18,607
   Conversion of NAR's RealSelect shares
    into Homestore.com shares............    3,917    3,917        3,917

(4) Reduction in interest income related to cash paid for The Enterprise and MultiSearch acquisitions, net of an increase in interest expense related to interest imputed on the non-interest bearing notes issued in connection with the acquisitions of The Enterprise ($39,000) and MultiSearch ($97,000) from January 1, 1998 to the respective acquisition dates. The notes have been discounted at a discount rate of 10%.

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents.........................   $ 144,304     $    71
  Accounts receivable, net of allowance for doubtful
   accounts of $970 at September 30, 1999...........      10,320
  Current portion of prepaid distribution expense...      10,461
  Deferred royalties................................       3,074
  Other current assets..............................       2,584
                                                       ---------     -------
Total current assets................................     170,743          71
Prepaid distribution expense........................       5,577
Property and equipment, net.........................       5,167
Intangible assets, net..............................      58,521
Other assets........................................         322
                                                       ---------     -------
    Total assets....................................   $ 240,330     $    71
                                                       =========     =======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..................................   $   6,228     $   --
  Accrued liabilities...............................      19,211
  Due to related party..............................                      70
  Deferred revenue..................................      13,260
  Current portion of notes payable..................       1,797
                                                       ---------     -------
Total current liabilities...........................      40,496          70
Notes payable.......................................       1,333
Other non-current liabilities.......................                      96
                                                       ---------     -------
                                                          41,829         166
                                                       ---------     -------
Commitments and contingencies (Note 6)..............
Stockholders' equity (deficit):
  Common stock, $.001 par value; 10,000 authorized
   at December 31, 1998, 500,000 shares authorized
   at September 30, 1999; 9,980 and 74,619 shares
   issued at December 31, 1998, and September 30,
   1999, respectively; 9,980 and 69,557 outstanding
   at December 31, 1998, and September 30, 1999,
   respectively.....................................          69          10
  Additional paid-in capital........................     396,448       3,312
  Treasury stock, at cost; 5,062 shares at September
   30, 1999.........................................     (13,676)
  Notes receivable from stockholders................     (12,965)       (551)
  Deferred stock compensation.......................     (45,657)
  Accumulated deficit...............................    (125,718)     (2,866)
                                                       ---------     -------
    Total stockholders' equity (deficit)............     198,501         (95)
                                                       ---------     -------
    Total liabilities and stockholders' equity
     (deficit)......................................   $ 240,330     $    71
                                                       =========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                      Three months ended    Nine months ended
                                         September 30,        September 30,
                                      --------------------- -------------------
                                         1999       1998      1999      1998
                                      ----------  --------- ---------  --------
Revenues............................. $   18,625  $    --   $  35,211  $   --
Cost of revenues.....................      5,897               13,007
                                      ----------  --------  ---------  -------
Gross profit.........................     12,728       --      22,204      --
                                      ----------  --------  ---------  -------
Operating expenses:
  Sales and marketing (includes
   $2,171 and $3,421 in non-cash
   charges for the three and nine
   months ended September 30, 1999,
   respectively).....................     22,574               48,186
  Product development................      1,955                3,322
  General and administrative.........      7,034         1     12,953        2
  Amortization of intangible assets..      3,003                4,313
  Stock-based compensation...........      5,290                9,290
  Litigation settlement..............      8,406                8,406
                                      ----------  --------  ---------  -------
Total operating expenses.............     48,262        (1)    86,470        2
                                      ----------  --------  ---------  -------
Loss from operations.................    (35,534)       (1)   (64,266)      (2)
Interest income, net.................      1,308                1,274
                                      ----------  --------  ---------  -------
Net loss.............................    (34,226)       (1)   (62,992)      (2)
Accretion of redemption value and
 dividends on convertible preferred
 stock...............................       (369)              (1,846)
                                      ----------  --------  ---------  -------
Net loss applicable to common
 stockholders........................ $  (34,595) $     (1) $ (64,838) $    (2)
                                      ==========  ========  =========  =======
Basic and diluted net loss per share
 applicable to common stockholders... $    (0.65) $    --   $   (2.06) $   --
                                      ==========  ========  =========  =======
Shares used to calculate basic and
 diluted net loss per share
 applicable to common stockholders...     52,903     9,389     31,421    8,901
                                      ==========  ========  =========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                   Convertible
                    Preferred                                             Notes                                  Total
                      Stock        Common Stock   Additional            Receivable    Deferred               Stockholders'
                  ---------------  --------------  Paid-in   Treasury      From        Stock     Accumulated    Equity
                  Shares   Amount  Shares  Amount  Capital    Stock    Stockholders Compensation   Deficit     (Deficit)
                  -------  ------  ------  ------ ---------- --------  ------------ ------------ ----------- -------------
Balance at
 December 31,
 1998
 (audited)......      --   $ --     9,980   $10    $  3,312  $    --     $   (551)    $    --     $  (2,866)   $    (95)
Reorganization
 (Note 1).......    4,528      5   12,480    12      98,119    (1,770)     (3,230)     (10,079)     (60,860)     22,197
Issuance of
 common stock
 and Series F
 preferred
 stock..........       96             643             3,553                                                       3,553
Issuance of
 common stock to
 minority
 interest.......                                                                                      1,000       1,000
Exercise of
 stock options..                    5,893     5      12,806               (12,601)                                  210
Repurchase of
 common stock...                   (2,903)                    (11,906)      3,630                                (8,276)
Issuance of
 common stock...                      350             1,757                  (238)                                1,519
Repayment from
 shareholder....                                                               25                                    25
Issuance of
 Series G
 preferred
 stock..........      341                            17,007                                                      17,007
Issuance of
 Series H
 preferred
 stock..........      845      1      365            51,433                                                      51,434
Deferred stock
 compensation...                                     42,289                            (48,289)                  (6,000)
Stock-based
 compensation
 and other non-
 cash charges...                                      6,000                             12,711                   18,711
Accretion of
 Series E
 redemption
 value..........                                       (159)                                                       (159)
Conversion of
 convertible
 preferred
 stock..........   (5,810)    (6)  29,050    29         (23)                                                        --
Conversion of
 redeemable
 convertible
 preferred
 stock..........                    1,625     1       5,123                                                       5,124
Conversion of
 NAR shares.....                    3,917     4          (4)                                                        --
Issuance of
 common stock in
 initial public
 offering.......                    8,050     8     144,829                                                     144,837
Exercise of
 warrants.......                      107             2,000                                                       2,000
Litigation
 settlement.....                                      8,406                                                       8,406
Net loss........                                                                                    (62,992)    (62,992)
                  -------  -----   ------   ---    --------  --------    --------     --------    ---------    --------
Balance at
 September 30,
 1999...........      --   $ --    69,557   $69    $396,448  $(13,676)   $(12,965)    $(45,657)   $(125,718)   $198,501
                  =======  =====   ======   ===    ========  ========    ========     ========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Nine months
                                                                   ended
                                                               September 30,
                                                               --------------
                                                                 1999    1998
                                                               --------  ----
Cash flows from operating activities:
Net loss...................................................... $(62,992) $ (2)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
Depreciation and amortization.................................    5,179
Provision for doubtful accounts...............................      636
Amortization of discount on notes payable.....................      234
Litigation settlement.........................................    8,406
Stock-based compensation......................................   12,711
Other non-cash items..........................................      853
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable.........................................   (7,736)    2
  Prepaid distribution expense................................   (5,484)
  Deferred royalties..........................................   (1,676)
  Other assets................................................   (1,949)
  Accounts payable and accrued liabilities....................   10,848    65
  Deferred revenue............................................    6,297
                                                               --------  ----
Net cash provided by (used in) operating activities...........  (34,673)   65
                                                               --------  ----
Cash flows from investing activities:
Purchases of property and equipment...........................   (2,893)
Cash assumed from the acquisition of SpringStreet.............   10,186
                                                               --------  ----
Net cash provided by investing activities.....................    7,293   --
                                                               --------  ----
Cash flows from financing activities:
Notes receivable from stockholders............................    3,655
Proceeds from exercise of stock options.......................    1,346
Net proceeds from issuance of common stock....................  167,597
Repurchases of common stock...................................  (11,906)
Repayment of notes payable....................................   (2,116)
                                                               --------  ----
Net cash provided by financing activities.....................  158,576   --
                                                               --------  ----
Change in cash and cash equivalents...........................  131,196    65
Cash assumed from NetSelect, Inc..............................   13,037
Cash and cash equivalents, beginning of period................       71   155
                                                               --------  ----
Cash and cash equivalents, end of period...................... $144,304  $220
                                                               ========  ====
Supplemental disclosure of cash flow activities
Cash paid during the year for interest........................ $     31  $--
                                                               ========  ====

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

   Homestore.com, Inc. ("Homestore.com" or "Company") operates a family of web sites that includes: Homestore.com, a home portal; REALTOR.com, for existing homes; HomeBuilder.com, for new homes; SpringStreet.com, for rental properties; Remodel.com, for home improvement activities; and Homefair.com, which was acquired in October 1999, for moving and relocation activities. Through its network of web sites, the Company provides a wide variety of information and communications tools for consumers, real estate industry professionals, advertisers and providers of home and real estate related products and services. The Company has strategic relationships with key industry participants, including real estate market leaders such as the National Association of REALTORS, the National Association of Home Builders, the National Association of the Remodeling Industry, the National Association of Home Builders Remodelors Council, Multiple Listing Services ("MLS"), real estate franchises, brokers and agents. The Company currently generates revenues from several sources, including subscription service fees from agents, brokers, home builders and rental property owners and fees from advertisers.

 Company History

   Initial Business--The Company was incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation ("InfoTouch") with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, the Company began to develop the technology to build and operate high traffic Internet sites with content related to real estate.

   The RealSelect Venture--Effective December 4, 1996, the Company entered into a series of agreements with the National Association of REALTORS(R) and its wholly owned subsidiary Realtors Information Network (together referred to as the "NAR") and several investors (the "Investors"). Under these agreements, the Company transferred its recently developed technology and certain of its assets relating to advertising the listing of residential real estate on the Internet into NetSelect, LLC ("LLC"), a Delaware limited liability corporation, in exchange for a 46% ownership interest. The Investors contributed capital to a newly formed company, NetSelect, Inc. ("NSI"). LLC received capital funding from NSI and in-turn contributed the assets, intellectual property and the NSI capital to RealSelect, Inc. ("RealSelect"), a Delaware corporation, in exchange for common stock representing an 85% ownership interest.

   Also effective December 4, 1996, RealSelect entered into a number of agreements with and issued cash and RealSelect common stock representing a 15% ownership interest to the NAR in exchange for the rights to operate the web site REALTOR.com and pursue commercial opportunities relating to the listing of real estate on the internet.

   Pursuant to the agreements governing RealSelect, the Company was required to terminate its remaining activities, which were insignificant, and dispose of its remaining assets and liabilities. Accordingly, following the formation of RealSelect, NSI, LLC and the Company were only shell companies as they had no liabilities and no assets other than their respective ultimate investments in RealSelect. In addition, under the agreements, NSI was the only entity permitted to raise capital to support RealSelect which, once invested, increased NSI's ownership interests and diluted the respective ownership interests of the Company and the NAR in NSI.

   Reorganization of RealSelect Holding Structure--Under the RealSelect agreements, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into the Company (the "Reorganization"). The share exchange lacked economic substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of individual investors were unaffected. Accordingly, the non-substantive exchange was accounted for at historical cost.

                              HOMESTORE.COM, INC.

2. BASIS OF PRESENTATION

   The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for litigation settlement) considered necessary for a fair presentation, have been included. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus which is part of the Company's Form S-1 Registration Statement (the "IPO Prospectus"), declared effective August 4, 1999. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3. STOCKHOLDERS' EQUITY

 Initial Public Offering

   In August 1999, the Company completed an initial public offering in which it sold 8,050,000 shares at a price of $20.00 per share, raising $161.0 million in gross proceeds. Offering proceeds to Homestore.com, net of approximately $11.3 million in underwriters' discounts and commissions were approximately $149.7 million. As of the closing date of the offering, all of the shares of convertible preferred stock outstanding, except for one share of Series A preferred stock held by the National Association of REALTORS(R) , were converted into shares of common stock.

 Net Loss Per Share

   Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------- -------------------
                                        1999       1998      1999      1998
                                     ----------  --------- ---------  --------
   Numerator:
     Net loss....................... $  (34,226) $     (1) $ (62,992) $    (2)
     Accretion of redemption value
      and dividends on convertible
      preferred stock...............       (369)              (1,846)
                                     ----------  --------  ---------  -------
     Net loss applicable to common
      stockholders.................. $  (34,595) $     (1) $ (64,838) $    (2)
                                     ==========  ========  =========  =======
   Denominator:
     Weighted average shares........     52,903     9,389     31,421    8,901
                                     ==========  ========  =========  =======
   Basic and diluted net loss per
    share applicable to common
    stockholders.................... $    (0.65) $    --   $   (2.06) $   --
                                     ==========  ========  =========  =======

4. STOCK SPLIT

   On August 4, 1999, the Company effected a 2.5 for 1 stock split of the outstanding shares of common stock. Accordingly, the accompanying financial statements and footnotes have been retroactively adjusted to reflect this stock split.

                              HOMESTORE.COM, INC.

5. PRO FORMA FINANCIAL INFORMATION

   The following summarized unaudited pro forma financial information assumes the acquisitions of Enterprise, MultiSearch and SpringStreet occurred at the beginning of each period presented (in thousands, except per share amounts):

                                      Three months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
   Revenues.......................... $  18,625  $   4,900  $ 39,990  $ 12,086
   Net loss.......................... $ (34,226) $ (34,432) $(84,204) $(51,561)
   Net loss per share:
     Basic and diluted............... $   (0.65) $   (2.12) $  (2.66) $  (3.94)
     Weighted average shares.........    52,903     16,270    31,661    13,077


6. COMMITMENTS AND CONTINGENCIES

 Molinare Settlement

   As previously discussed in the IPO Prospectus, Mr. John D. Molinare filed a lawsuit against the Company, among other parties, on March 19, 1999 in which Mr. Molinare was seeking damages of not less than $2.1 million, plus punitive damages and costs incurred, among other things. On August 4, 1999, the lawsuit was settled for an immaterial amount.

 Other Contingencies

   From time to time, the Company is involved in disputes which have arisen in the ordinary course of business. Management believes that the ultimate resolution of these disputes will not have a material adverse effect on the Company's financial position or results of operations.

7. WARRANTS

   On August 12, 1999, in exchange for entering into an advertising agreement with Norwest Mortgage, Inc., the Company issued to it warrants to purchase 500,000 shares at an exercise price of $20.00 per share. The warrants issued are fully vested, non-forfeitable, are immediately exercisable and expire in August 2000.

8. STOCK PLANS

   During the third quarter of 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan. The 1999 Stock Incentive Plan reserves 4,900,000 shares of common stock for future grants under terms similar to the 1999 Equity Incentive Plan. The 1999 Employee Stock Purchase Plan reserves 750,000 shares of common stock for purchase by employees through payroll deductions, with a purchase price equal to 85% of the lesser of the fair value of the common stock on the Offering Date or the Purchase Date, as defined in the Plan.

9. SUBSEQUENT EVENTS

 Acquisition

   On October 31, 1999 the Company completed its acquisition of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc. (collectively referred to as "Homefair") pursuant to a stock purchase agreement executed on October 12, 1999. Pursuant to the acquisition, aggregate consideration paid to Homefair shareholders consisted

                              HOMESTORE.COM, INC.

of $35 million in cash, a $37.5 million note payable and 250,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase.

 Litigation Settlement

   On October 22, 1999, the Company and Cendant Corporation announced a settlement of the pending litigation between the two companies that was previously discussed in the IPO Prospectus. As part of the settlement, Cendant received 250,000 shares of the Company's common stock and agreed to take various actions to reaffirm various alliance agreements with the Company. In connection with the issuance of the 250,000 shares, the Company recorded a non-cash charge of $8.4 million.

                                NETSELECT, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                        December 31, February 4,
                                                            1998        1999
                                                        ------------ -----------
                                                                     (unaudited)
                        ASSETS

Current assets:
 Cash and cash equivalents............................    $ 14,690    $ 13,037
 Accounts receivable, net of allowance for doubtful
  accounts of $378 and $455 at December 31, 1998 and
  February 4, 1999, respectively......................       2,070       2,333
 Current portion of prepaid distribution expense......       3,830       3,482
 Deferred royalties...................................       1,327       1,398
 Other current assets.................................       1,674       1,739
                                                          --------    --------
Total current assets..................................      23,591      21,989
Prepaid distribution expense..........................       7,742       7,072
Property and equipment, net...........................       4,118       2,373
Intangible assets, net................................      19,724      19,463
Other assets..........................................         187         286
                                                          --------    --------
   Total assets.......................................    $ 55,362    $ 51,183
                                                          ========    ========

 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................    $  5,499    $  4,117
 Accrued liabilities..................................       5,801       6,156
 Due to related party.................................       2,200       2,200
 Deferred revenue.....................................       5,439       6,065
 Current portion of notes payable.....................       1,746       1,746
                                                          --------    --------
Total current liabilities.............................      20,685      20,284

Notes payable.........................................       3,236       3,265
                                                          --------    --------
                                                            23,921      23,549
                                                          --------    --------

Commitments and contingencies.........................

Series E redeemable convertible preferred stock, $.001
 par value; 325 shares authorized, issued and
 Outstanding at December 31, 1998 and February 4,
 1999; redemption value of $6,003.....................       4,939       4,963
                                                          --------    --------

Stockholders' equity:
 Convertible preferred stock, $.001 par value; 9,675
  shares authorized; 4,959 and 4,959 shares issued at
  December 31, 1998 and February 4, 1999,
  respectively; 4,528 and 4,528 shares outstanding at
  December 31, 1998 and February 4, 1999,
  respectively; liquidation preference of $62,048 at
  December 31, 1998...................................           5           5
 Common stock, $.001 par value; 90,000 authorized;
  2,496 and 2,496 issued and outstanding at December
  31, 1998 and February 4, 1999, respectively.........           2           2
 Additional paid-in capital...........................      96,066      98,129
 Treasury stock, at cost; 431 shares of convertible
  preferred stock at December 31, 1998 and
  February 4, 1999....................................      (1,770)     (1,770)
 Notes receivable from stockholders...................      (3,230)     (3,230)
 Deferred stock compensation..........................      (8,676)    (10,079)
 Accumulated deficit..................................     (55,895)    (60,386)
                                                          --------    --------
   Total stockholders' equity.........................      26,502      22,671
                                                          --------    --------
   Total liabilities, redeemable convertible preferred
    stock and stockholders' equity....................    $ 55,362    $ 51,183
                                                          ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                      Nine Months   January 1
                                         Year Ended      Ended         to
                                        December 31, September 30, February 4,
                                            1998         1998         1999
                                        ------------ ------------- -----------
                                                            (unaudited)
Revenues...............................   $ 15,003     $  8,519     $  2,433
Cost of revenues.......................      7,338        4,453          798
                                          --------     --------     --------
Gross profit...........................      7,665        4,066        1,635
                                          --------     --------     --------
Operating expenses:
  Sales and marketing..................     25,560       14,773        4,064
  Product development..................      4,139        3,510          174
  General and administrative...........      6,929        3,861        1,053
  Amortization of intangible assets....      1,893        1,091          261
  Stock-based compensation.............     20,455       19,518          569
                                          --------     --------     --------
Total operating expenses...............     58,976       42,753        6,121
                                          --------     --------     --------
Loss from operations...................    (51,311)     (38,687)      (4,486)
Other income (expense), net............        121          143           (5)
                                          --------     --------     --------
Net loss before minority interest......    (51,190)     (38,544)      (4,491)
Minority interest......................        222          222
                                          --------     --------     --------
Net loss...............................    (50,968)     (38,322)      (4,491)
Accretion of redemption value and
 dividends on convertible preferred
 stock.................................    (1,659)       (1,227)        (207)
Repurchase of convertible preferred
 stock.................................     (7,727)      (7,727)
                                          --------     --------     --------
Net loss applicable to common
 stockholders..........................   $(60,354)    $(47,276)    $(4,698)
                                          ========     ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                     Convertible
                      Preferred                                          Notes
                        Stock      Common Stock  Additional            Receivable    Deferred                   Total
                    -------------- -------------  Paid-in   Treasury      from        Stock     Accumulated Stockholders'
                    Shares  Amount Shares Amount  Capital    Stock    Stockholders Compensation   Deficit      Equity
                    ------  ------ ------ ------ ---------- --------  ------------ ------------ ----------- -------------
Balance at
 December 31,
 1997.............  2,614    $  3    383  $ --    $12,117   $   --      $   --       $   (739)   $ (4,927)    $  6,454
Issuance of Series
 D preferred......    681       1                   9,999                                                       10,000
Issuance of common
 stock for
 acquisition of
 The Enterprise...                   105              525                                                          525
Issuance of Series
 F preferred......  1,664       1                  39,701                                                       39,702
Issuance of common
 stock............                 1,674      2    10,442                                                       10,444
Exercise of stock
 options for notes
 receivable.......                   221              151                  (151)                                   --
Note receivable
 from
 stockholder......                                                       (3,079)                                (3,079)
Exercise of
 warrants.........                   113
Deferred stock
 compensation.....                                  9,497                              (9,497)                     --
Issuance of
 warrants and
 common stock.....                                  2,637                                                        2,637
Stock-based
 compensation.....                                 18,895                               1,560                   20,455
Accretion of
 Series E
 redemption
 value............                                   (171)                                                        (171)
Repurchase of
 Series A and B
 preferred........   (431)                         (7,727)   (1,770)                                            (9,497)
Net loss..........                                                                                (50,968)     (50,968)
                    -----    ----  -----  -----   -------   -------     -------      --------    --------     --------
Balance at
 December 31,
 1998.............  4,528       5  2,496      2    96,066    (1,770)     (3,230)       (8,676)    (55,895)      26,502
Issuance of
 warrants
 (unaudited)......                                    115                                                          115
Deferred stock
 compensation
 (unaudited)......                                  1,972                              (1,972)                     --
Stock-based
 compensation
 (unaudited)......                                                                        569                      569
Accretion of
 Series E
 redemption value
 (unaudited)......                                    (24)                                                         (24)
Net loss
 (unaudited)......                                                                                 (4,491)      (4,491)
                    -----    ----  -----  -----   -------   -------     -------      --------    --------     --------
Balance at
 February 4, 1999
 (unaudited)......  4,528    $  5  2,496  $   2   $98,129   $(1,770)    $(3,230)     $(10,079)   $(60,386)    $ 22,671
                    =====    ====  =====  =====   =======   =======     =======      ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Nine months   January 1
                                           Year ended      ended         to
                                          December 31, September 30, February 4,
                                              1998         1998         1999
                                          ------------ ------------- -----------
                                                              (unaudited)
Cash flows from operating activities:
Net loss................................    $(50,968)     (38,572)     $(4,491)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization...........       2,551        1,414          339
Provision for doubtful accounts.........         416          240           68
Amortization of discount on notes
 payable................................         215          203           29
Other non-cash items....................         961          717          206
Minority interest in loss...............        (222)        (222)
Stock-based compensation................      20,455       19,518          569
Changes in operating assets and
 liabilities, net of acquisitions:
 Accounts receivable....................      (1,638)        (807)        (330)
 Prepaid distribution expense...........     (11,228)     (11,796)       1,018
 Deferred royalties.....................      (1,190)        (567)         (71)
 Due from affiliated company............          74          (65)          (6)
 Other assets...........................          (3)        (606)         178
 Accounts payable and accrued
  liabilities...........................       8,350        4,383       (1,026)
 Deferred revenue.......................       4,125        3,185          626
                                            --------      -------      -------
Net cash used in operating activities...     (28,102)     (22,975)      (2,891)
                                            --------      -------      -------
Cash flows from investing activities:
Purchases of property and equipment.....      (3,853)      (1,408)         (61)
Acquisition of The Enterprise, net of
 cash acquired                                 (705)         (705)
Acquisition of MultiSearch, net of cash
 acquired                                      (761)         (740)
Proceeds from sale of fixed assets......                                 1,299
                                            --------      -------      -------
Net cash provided by (used in) investing
 activities.............................      (5,319)      (2,853)       1,238
                                            --------      -------      -------
Cash flows from financing activities:
Repayment of notes payable..............      (1,490)      (1,490)
Proceeds from bridge loan...............      12,000       12,000
Repayments on bridge loan...............      (1,325)
Note receivable from stockholder........      (3,079)      (3,079)
Net proceeds from issuance of common
 stock..................................       8,066       10,462
Net proceeds from issuance of preferred
 stock..................................      40,342       36,700
Repurchase of preferred stock...........      (9,497)      (9,497)
                                            --------      -------      -------
Net cash provided by financing
 activities.............................      45,017       45,096          --
                                            --------      -------      -------
Change in cash and cash equivalents.....      11,596       19,268       (1,653)
Cash and cash equivalents, beginning of
 period.................................       3,094        3,094       14,690
                                            --------      -------      -------
Cash and cash equivalents, end of
 period.................................    $ 14,690      $22,362      $13,037
                                            ========      =======      =======
Supplemental disclosure of cash flow
 activities
Cash paid during the year for
 interest...............................    $    170      $   127      $   --
                                            ========      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

   NetSelect, Inc. ("NSI" or the "Company") was incorporated in the state of Delaware on October 28, 1996. The Company's primary business activity was managing its investment in NetSelect LLC ("LLC"). Effective December 4, 1996, the Company made its initial investment in LLC (see Note 3--Investment in NetSelect, LLC) along with InfoTouch Corporation ("InfoTouch"), the minority stockholder in LLC. LLC is the majority stockholder of RealSelect, Inc. ("RealSelect"), which is an operating company created to establish an Internet-based marketing service for real estate.

   Pursuant to a number of agreements governing the formation of RealSelect, both InfoTouch and the Company were required to remain shell companies for their respective investments in LLC. On February 4, 1999, the Company entered into a non-substantive share exchange and merged into InfoTouch and NSI ceased to exist. The Company then changed its name to NetSelect. InfoTouch issued shares of preferred and common stock and assumed all outstanding NSI options and warrants for InfoTouch common and preferred stock pursuant to an exchange ratio equivalent to the respective ownership in LLC of NSI and InfoTouch stockholders.

2. BASIS OF PRESENTATION

   The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. The balance sheet, statement of operations and cash flows as of and for the year ended December 31, 1998 have been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus in the Company's Form S-1 Registration Statement declared effective August 4, 1999.

3. INVESTMENT IN NETSELECT, LLC

   Effective December 4, 1996, the Company entered into a series of agreements with the National Associations of REALTORS, and its wholly owned subsidiary Realtors Information Network (together referred to as the "NAR"), InfoTouch and several investors (collectively referred to as the "Investors") in connection with the formation of RealSelect.

   The Company sold $7.0 million of common and preferred stock to the Investors, the proceeds of which in turn were invested in LLC for an ownership interest of 54% in LLC. InfoTouch received a 46% interest in LLC for the transfer of its assets, liabilities and intellectual property relating to the concept of listing residential real estate on the Internet. The book value of the net liabilities transferred amounted to $96,000. LLC transferred $5.8 million and the InfoTouch intellectual property to RealSelect, for an 85% ownership interest in RealSelect. RealSelect received from the NAR the right to use certain trademarks, an agreement not to compete and in return assumed certain debt of the NAR. As part of this transaction, RealSelect and the NAR entered into an operating agreement for the Internet site REALTOR.com, an agreement not to compete and certain trademark agreements. RealSelect paid the NAR and its creditors $3.4 million, forgave debt of $266,000 and issued common stock representing a 15% ownership interest to the NAR.

   Since inception, the Company has raised additional capital and issued common and preferred stock in connection with acquisitions all of which has been completely invested in RealSelect through LLC. As a result, the ownership interests of the Company in LLC, and LLC's ownership interest in RealSelect, increased to 66% and 87%, respectively, as of December 31, 1997, and 79% and 93%, respectively, as of December 31, 1998. The minority investments of InfoTouch and the NAR in LLC and RealSelect, respectively, have been eliminated in the consolidated financial statements as each stockholder's share of the net investee losses have exceeded their investments and there is no future funding requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our prospectus dated August 4, 1999, relating to our initial public offering.

Overview

   We are the leading destination on the Internet for home and real estate related information, based on the number of advertising products and services, the number of visitors, time spent on our web sites and the number of property listings. We are pioneering the use of the Internet to bring the real estate industry online. Our family of web sites, consisting of Homestore.com, REALTOR.com, HomeBuilder.com, Remodel.com, SpringStreet.com, and Homefair.com provides the most comprehensive source of real estate listings and home related content on the Internet. Through our family of web sites, we provide a wide variety of information and tools for consumers, real estate industry professionals, advertisers and providers of real estate related products and services. We currently generate revenues from several sources, including fees from agents, brokers, home builders, rental property owners and other advertisers.

Basis of Presentation

   Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in-turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect to, the NAR in exchange for the rights to operate the REALTOR.com web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

   The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

   Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

   Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. For the three and nine months ended September 30, 1998, and through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the three months ended September 30, 1998 and the nine months ended September 30, 1999 and 1998, has been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of Homestore.com for the three and nine months ended September 30, 1998 has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

   Acquisitions. In March 1998, we acquired The Enterprise of America, Ltd., or The Enterprise, a provider of web hosting services for real estate brokers, for $3.0 million in cash, notes and stock, less assumed liabilities. In July 1998, we acquired MultiSearch Solutions, Inc., or MultiSearch, the initial developer of the HomeBuilder.com web site, for $8.7 million in cash, notes and stock. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. Each of these acquisitions has been included in the pro forma results of operations as if they occurred on January 1, 1998. In October 1999, we acquired all of the outstanding stock of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc. (collectively referred to as "Homefair"), for $35 million in cash, a $37.5 million note payable, and 250,000 shares of our common stock.

Pro Forma Results of Operations

   The following tables set forth certain pro forma condensed consolidated statement of operations data for the periods indicated and assume that the following transactions occurred at the beginning of each period presented:

  . our acquisition of The Enterprise for 525,000 shares of common stock with an estimated fair value of $525,000, a note payable in the amount of $2.2 million, and $705,000 in cash and other acquisition related expenses;

  . our acquisition of MultiSearch for convertible preferred stock equivalent to 1,625,000 shares of our common stock, with an estimated fair value of $4.8 million, a note payable in the amount of $3.6 million, and $875,000 in cash and other acquisition related expenses;

  . our acquisition of SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of our common stock, with an estimated fair value of $51.7 million; and

  . the reorganization of our holding company structure as previously described.

                                     For the three         For the nine
                                     months ended          months ended
                                     September 30,         September 30,
                                   -------------------   -------------------
                                     1999       1998       1999       1998
                                   --------   --------   --------   --------
Pro Forma Consolidated Statement
 of Operations Data:
Revenues.......................... $ 18,625   $  4,900   $ 39,990   $ 12,086
Cost of revenues..................    5,897      2,448     15,480      6,390
                                   --------   --------   --------   --------
  Gross profit....................   12,728      2,452     24,510      5,696
Operating expenses:
  Sales and marketing.............   22,574     10,535     57,756     19,903
  Product development.............    1,955      2,083      4,630      4,138
  General and administrative......    7,034      2,250     18,422      5,580
  Amortization of intangible
   assets.........................    3,003      2,813      8,711      8,417
  Stock-based compensation........    5,290     19,278     12,102     19,518
  Litigation settlement...........    8,406        --       8,406        --
                                   --------   --------   --------   --------
  Total operating expenses........   48,262     36,959    110,027     57,556
                                   --------   --------   --------   --------
Loss from operations..............  (35,534)   (34,507)   (85,517)   (51,860)
Interest income, net..............    1,308         75      1,313        299
                                   --------   --------   --------   --------
Net loss.......................... $(34,226)  $(34,432)  $(84,204)  $(51,561)
                                   ========   ========   ========   ========
As a Percentage of Pro Forma
 Revenues:
Revenues..........................      100%       100%       100%       100%
Cost of revenues..................       32         50         39         53
                                   --------   --------   --------   --------
  Gross profit....................       68         50         61         47
Operating expenses:
  Sales and marketing.............      120        215        144        165
  Product development.............       11         43         12         34
  General and administrative......       38         46         46         46
  Amortization of intangible
   assets.........................       16         57         22         70
  Stock-based compensation........       29        393         30        161
  Litigation settlement...........       45        --          21        --
                                   --------   --------   --------   --------
Total operating expenses..........      259        754        275        476
                                   --------   --------   --------   --------
Loss from operations..............     (191)      (704)      (214)      (429)
Interest income, net..............        7          2          3          2
                                   --------   --------   --------   --------
Net loss..........................     (184)%     (702)%     (211)%     (427)%
                                   ========   ========   ========   ========

Pro Forma Three Months Ended September 30, 1999 and 1998

 Revenues

   Pro forma revenues increased to $18.6 million for the three months ended September 30, 1999 from $4.9 million for the three months ended September 30, 1998. The growth in revenues was primarily driven by an increase in the number of subscribers on the Homestore.com network and increased advertising revenue related to an overall rise in our site traffic, as well as several sponsorship agreements signed during the quarter, including the Norwest Alliance Agreement which was signed in August. The number of professional subscribers on our family of web sites grew by more than 10,000 during the quarter, representing an increase of 117% over September 30, 1998.

 Cost of Revenues

   Pro forma cost of revenues increased to $5.9 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. The increase was due primarily to our overall increased sales volume and increased activity during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Our pro forma gross margin for the quarter was 68%, up from 50% for the same quarter in 1998. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase. We also expect that cost of revenues in absolute dollars will increase as we continue to make investments to increase the capacity and speed of our family of web sites.

 Operating Expenses

   Sales and marketing. Pro forma sales and marketing expenses increased to $22.6 million for the three months ended September 30, 1999 from $10.5 million for the three months ended September 30, 1998. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution and marketing and listing agreements which we entered into throughout 1998. The increase was also due to the significant growth of our direct sales force since the third quarter of 1998, resulting in increased salaries and commissions and related travel and entertainment expenses. Increased sales volume also contributed to an increase in sales related collateral materials. Increases in advertising, promotional material and trade show expenses also contributed to the increase. We expect to significantly increase the absolute dollar amount of spending in sales and marketing activities over the next year in an effort to drive consumer traffic to our family of web sites and to increase brand awareness.

   In addition, in the nine months ended September 30, 1999, we recorded the $6.0 million difference between the deemed fair value of the stock sold in connection with our Broker Gold program and the price paid as deferred compensation. We are amortizing this amount ratably over the two-year term of the Broker Gold agreements, resulting in a non-cash charge of $750,000 for the three months ended September 30, 1999.

   In connection with entering into a distribution agreement with America Online, Inc. in April 1998, we issued warrants to purchase 792,752 shares of our common stock at a weighted average exercise price of $7.21 per share. We incurred a total charge of $12.6 million which is being amortized to sales and marketing expense over the remaining term of the distribution agreement, approximately two years. The non-cash charges for these warrants totaled approximately $1.4 million for the three months ended September 30, 1999.

   Product development. Pro forma product development expenses decreased to $2.0 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998. Product development expenses for the three months ended September 30, 1999 include costs associated with the launch of Remodel.com. Product development expenses for the three months ended September 30, 1998 consist mainly of site development costs for REALTOR.com. We believe that a significant level of product development activity and expense is required in order to remain competitive with new and existing web sites. Accordingly, we anticipate that we will continue to devote substantial resources to product development and that the absolute dollar amount of these costs will increase in future periods.

   General and administrative. Pro forma general and administrative expenses increased to $7.0 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth, expanded operations and infrastructure as a public company. Facility costs associated with our new corporate office also increased. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

   Amortization of intangible assets. Pro forma amortization of intangible assets was $3.0 million for the three months ended September 30, 1999 as compared to $2.8 million for the three months ended September 30, 1998.

 Stock-based compensation.

   Stock Options. In connection with the grant of stock options to employees during 1997 and 1998 and the nine months ended September 30, 1999, we recorded aggregate deferred compensation of approximately $23.9 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally four years.

   Stock. In August 1998, we sold convertible preferred stock equivalent to 8,320,245 shares of common stock at a purchase price of $4.80 per share and 8,369,955 shares of common stock at a purchase price of $1.26 per share. We incurred a charge of $18.9 million which represents the difference between the deemed fair value of the stock and the price paid by the investors as stock-based compensation in 1998.

   Warrants. In February 1999, we closed a private equity offering to real estate brokers under our Broker Gold program. We also issued warrants to purchase up to 358,315 shares of our common stock with an exercise price of $20 per share. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two year Broker Gold program agreements. The non-cash charge for these warrants totaled approximately $460,000 for the three months ended September 30, 1999.

   During the third quarter of 1999, we issued warrants to purchase 892,192 shares of common stock at a weighted average price of $20 per share to Multiple Listing Services ("MLS") that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $10.4 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $1.4 million for the three months ended September 30, 1999.

   In August 1999, in exchange for entering into an advertising agreement with Norwest Mortgage, we issued it a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant issued is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over the term of the agreement. The non-cash charge for this warrant totaled approximately $290,000 for the three months ended September 30, 1999.

   In the future, we may offer up to 425,000 warrants to the Broker Gold program members who elect to renew their existing listing agreements with us after their original two year term expires. The broker must also maintain a minimum number of property listings as well as continue to hold our securities. If issued, these warrants would have an exercise price based upon the average of the closing market price of the common stock for the ten trading days preceding the date which is one day before the warrant is issued. We would recognize the fair value of the warrants, when issued, as expense over the two year term of the renewed agreement. This could result in Homestore.com incurring substantial additional non-cash charges in the future.

   Litigation Settlement. On October 22, 1999, we announced a settlement with Cendant Corporation of the pending litigation that was previously discussed in our Prospectus. As part of the settlement, Cendant received 250,000 shares of our common stock and agreed to take various actions to reaffirm various alliance agreements. We incurred a non-cash charge of $8.4 million in connection with the issuance of the 250,000 shares of our common stock in the three months ended September 30, 1999.

 Interest Income, Net

   Pro forma interest income consists of earnings on our cash and cash equivalents net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise and MultiSearch. Interest income increased to $1.3 million for the three months ended September 30, 1999 from $75,000 for the three months ended September 30, 1998. The increase was primarily due to interest income earned on a higher average cash balances as a result of our IPO proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 1999 and 1998. As of December 31, 1998, we had $36.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Pro Forma Nine Months Ended September 30, 1999 and 1998

 Revenues

   Pro forma revenues increased to $40.0 million for the nine months ended September 30, 1999 from $12.1 million for the nine months ended September 30, 1998. The increase was primarily due to growth across our business, including the number of agent and broker web site home pages sold and sponsorships, including the Norwest Alliance agreement signed in August 1999. Banner advertising revenues also increased primarily as a result of increased traffic to our web sites in the first nine months of 1999 as compared to the first nine months of 1998.

 Cost of Revenues

   Pro forma cost of revenues increased to $15.5 million for the nine months ended September 30, 1999 from $6.4 million for the nine months ended September 30, 1998. The increase was due primarily to our overall increased sales volume and increased activity during the first nine months of 1999 as compared to the first nine months of 1998. Our pro forma gross margin for the nine months ended September 30, 1999 was 61%, up from 47% for the same period in 1998. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase. We also expect that cost of revenues will increase as we continue to make investments to increase the capacity and speed of our family of web sites.

 Operating Expenses

   Sales and marketing. Pro forma sales and marketing expenses increased to $57.8 million for the nine months ended September 30, 1999 from $19.9 million for the nine months ended September 30, 1998. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution and marketing and listing agreements which we entered into throughout 1998. The increase was also due to the significant growth of our direct sales force in the third and fourth quarters of 1998, resulting in increased salaries and commissions and related travel and entertainment expenses. Increased sales volume also contributed to an increase in sales related collateral materials. Increases in advertising, promotional material and trade show expenses also contributed to the increase. We expect to significantly increase the absolute dollar amount of spending in sales and marketing activities over the next year in an effort to drive consumer traffic to our family of web sites and to increase brand awareness.

   In addition, in the nine months ended September 30, 1999, we recorded the $6.0 million difference between the deemed fair value of the stock sold in connection with our Broker Gold program and the price paid as pro forma deferred compensation. We are amortizing this amount ratably over the two-year term of the Broker Gold agreements, resulting in a non-cash charge of $2.0 million for the nine months ended September 30, 1999.

   In connection with entering into a distribution agreement with America Online in April 1998, we issued warrants to purchase 792,752 shares of our common stock at a weighted average exercise price of $7.21 per share. We incurred a total charge of $12.6 million which is being amortized to sales and marketing expense over the remaining term of the distribution agreement, approximately two years. The non-cash charge for these warrants totaled approximately $1.5 million for the nine months ended September 30, 1999.

   Product development. Pro forma product development expenses increased to $4.6 million for the nine months ended September 30, 1999 from $4.1 million for the nine months ended September 30, 1998. The increase was primarily due to costs associated with the launch of Remodel.com, including salaries and related expenses for staff, as well as contracted services. We believe that a significant level of product development activity and expense is required in order to remain competitive with new and existing web sites. Accordingly, we anticipate that we will continue to devote substantial resources to product development and that the absolute dollar amount of these costs will increase in future periods.

   General and administrative. Pro forma general and administrative expenses increased to $18.4 million for the nine months ended September 30, 1999 from $5.6 million for the nine months ended September 30, 1998. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as a public company. Facility costs associated with our new corporate office also increased. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

   Amortization of intangible assets. Pro forma amortization of intangible assets was $8.7 million for the nine months ended September 30, 1999 as compared to $8.4 million for the nine months ended September 30, 1998.

 Stock-based compensation.

   Stock Options. In connection with the grant of stock options to employees during 1997 and 1998 and the nine months ended September 30, 1999, we recorded aggregate deferred compensation of approximately $23.9 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally four years.

   Stock. In August 1998, we sold convertible preferred stock equivalent to 8,320,245 shares of common stock at a purchase price of $4.80 per share and 8,369,955 shares of common stock at a purchase price of $1.26 per share. We incurred a charge of $18.9 million which represents the difference between the deemed fair value of the stock and the price paid by the investors as stock-based compensation in 1998.

   Warrants. In February 1999, we closed a private equity offering to real estate brokers under our Broker Gold program. We also issued warrants to purchase up to 358,315 shares of our common stock with an exercise price of $20 per share. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two year Broker Gold program agreements. The non-cash charges for these warrants totaled approximately $2.0 million for the nine months ended September 30, 1999.

   During the third quarter of 1999, we issued warrants to purchase 892,192 shares of common stock at a weighted average price of $20 per share to Multiple Listing Services ("MLS") that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $10.4 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $1.4 million for the nine months ended September 30, 1999.

   In August 1999, in exchange for entering into an advertising agreement with Norwest Mortgage, we issued it a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant issued is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over the term of the agreement. The non-cash charge for this warrant totaled approximately $290,000 for the nine months ended September 30, 1999.

   In the future, we may offer up to 425,000 warrants to the Broker Gold program members who elect to renew their existing listing agreements with us after their original two year term expires. The broker must also maintain a minimum number of property listings as well as continue to hold our securities. If issued, these warrants would have an exercise price based upon the average of the closing market price of the common stock for the ten trading days preceding the date which is one day before the warrant is issued. We would recognize the fair value of the warrants, when issued, as expense over the two year term of the renewed agreement. This could result in Homestore.com incurring substantial additional non-cash charges in the future.

   Litigation Settlement. On October 22, 1999, we announced a settlement with Cendant Corporation of the pending litigation that was previously discussed in our Prospectus. As part of the settlement, Cendant received 250,000 shares of our common stock and agreed to take various actions to reaffirm various alliance agreements. We incurred a non-cash charge of $8.4 million in connection with the issuance of the 250,000 shares of our common stock in the nine months ended September 30, 1998.

 Interest Income, Net

   Pro Forma interest income consists of earnings on our cash and cash equivalents net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise and MultiSearch. Interest income increased to $1.3 million for the nine months ended September 30, 1999 from $299,000 for the three months ended September 30, 1998. The increase was primarily due to interest income earned on a higher average cash balances as a result of our IPO proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 1999 and 1998. As of December 31, 1998, we had $36.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Liquidity and Capital Resources

   Since 1993, we have funded our operations and met our capital expenditure requirements through the sale of equity securities and through cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. In August 1999, we completed our initial public offering in which we sold

8,050,000 shares of our common stock at a price of $20.00 per share; raising $161.0 million in gross proceeds. The offering proceeds, net of approximately $11.3 million in aggregate underwriters discounts and commissions, were approximately $149.7 million.

   We have had negative cash flows from operating activities since inception. Net cash used in operating activities was $34.7 million for the nine months ended September 30, 1999 and $23.0 million in the comparable prior year period. Net cash used in operating activities in each of these periods was primarily the result of net operating losses and payments required to be made relating to our Internet portal distribution and marketing and listing agreements entered into in 1998. These operating cash outflows were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Net cash provided in investing activities was $7.3 million for the nine months ended September 30, 1999, compared to net cash used of $2.9 million in the comparable prior year period. To date, our investing activities have consisted of purchases of property and equipment, acquisitions and strategic operating agreements. Capital expenditures for property and equipment totaled $3.9 million in 1998 and $2.9 in the nine months ended September 30, 1999. During the nine months ended September 30, 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement. In March 1998 and July 1998, we acquired The Enterprise and MultiSearch, respectively for an aggregate purchase price of $11.7 million, of which $1.6 million represented cash payments.

   Net cash provided by financing activities was $158.6 million for the nine months ended September 30, 1999, and $45.1 million in the comparable prior year period. Cash was provided primarily from net proceeds from the sale of our common and preferred stock. A total of 4.9 million options were exercised in the nine months ended September 30, 1999. We also repurchased shares of our common and preferred stock in 1998 and during the nine months ended September 30, 1999.

   In April 1999, the Company issued convertible preferred stock equivalent to 1,704,775 shares of common stock for $17.0 million.

   On August 11, 1999, the Company issued America Online warrants to purchase up to 107,527 shares of common stock, at an exercise price of $18.60 per share. On August 12, 1999, the warrants were exercised in full, resulting in total proceeds of $2.0 million.

   As of September 30, 1999, we had $144.3 million in cash and cash equivalents. In October 1999, we used $35 million in cash to fund part of the purchase price paid for Homefair. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of this statement of position in the first quarter of fiscal 1999 did not have a material impact on our financial position, results of operations or cash flows.

   In April 1998, the American Institute of Certified Public Accountants issued statement of position No. 98-5, "Reporting on the Costs of Start-Up activities." This statement of position requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when this statement of position is adopted. The adoption of this statement of position in the first quarter of fiscal 1999 did not have a material impact on our financial position, results of operations or cash flows.

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we believe the impact of adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

Year 2000 Compliance

   The Year 2000 Issue refers generally to the problems that some computer systems may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

   We have followed a Year 2000 project methodology which includes six phases:
Inventory, Assessment, Planning, Remediation, Testing and Implementation. The Inventory and Assessment Phases were completed at the end of March 1999. The Planning through Testing Phases were completed at the end of September 1999. As part of our final implementation before year end, we plan to audit all systems, including technical and business operation contingency plans, as well as our Year 2000 compliance project for Homefair, our most recent acquisition.

   Internal Infrastructure. As a result of building a new data center in our Thousand Oaks, California facility, we believe our computer network for running our Homestore.com, REALTOR.com, Remodel.com and CommercialSource.com web sites is running on Year 2000 compliant hardware and software purchased within the previous 10 months. Our primary Internet service providers have provided statements of compliance for the networks. In addition, our equipment vendors have informed us that the hardware and software components used for these web sites are Year 2000 compliant.

   We host our HomeBuilder.com web site at a network facility in Dallas, Texas. We have been informed by our vendors that the hardware and software components used for the HomeBuilder.com web site are Year 2000 compliant.

   We host our Homefair.com web site at a network facility in Scottsdale, Arizona. We have been informed by our vendors that the hardware and software components used for the Homefair.com web site will be certified Year 2000 compliant before the end of this year.

   We host broker home pages from our data center in Milwaukee, Wisconsin. We have been informed by our vendors that the hardware and software components used to host these pages will be Year 2000 compliant.

   We host our SpringStreet.com web site at a network facility in San Francisco, California. We have been informed by our vendors that all hardware and software components used for the SpringStreet.com web site are Year 2000 compliant.

   Internal Business Systems. Our primary management information and business systems are running on third party software packages purchased and implemented during the first quarter of 1999. The vendors of each of these packages have provided Year 2000 compliance statements. For internally developed software, we have supplemented our development staff with a third party consulting company specializing in Year 2000 remediation. To date, all management information and internal business systems have been certified as Year 2000 compliant. We also work with hundreds of Multiple Listing Services to obtain listings data for the REALTOR.com web site and have contacted and received confirmation that all MLS's data that is reliant on a two digit date field is Year 2000 compliant. We have also continued with the process of contacting all available MLSs to determine their internal state of readiness with respect to the Year 2000. To date, we have had minimal response to our requests. The failure of an MLS's system to be Year 2000 compliant would severely affect our ability to download and receive listings data from them.

   Suppliers and Vendors. During the inventory and assessment phases of our Year 2000 Program, key vendors and suppliers were listed and prioritized based on their importance to the business. We are validating compliance with all vendors and have initiated communications to all priority suppliers and vendors requesting compliance for their products and services. The failure of a supplier or vendor to be Year 2000 compliant might have a material adverse effect on our operations.

   Our Internet Service Providers have represented to us that their systems are Year 2000 compliant.

   Our building and systems and telephone, facsimile and other communications have been certified as being Year 2000 compliant.

   Costs. We believe that the total cost of our Year 2000 compliance efforts will not be material to our business. In addition, the majority of these costs are attributable to employee time spent in our Year 2000 compliance efforts as compared to cash outlays. However, if we encounter unexpected problems with respect to the Year 2000 issue, we could incur additional costs, including significant cash outlays, which could be material.

   Year 2000 Risks. Despite our investigations of the Year 2000 issue, we have not received certifications from all of our third party suppliers and vendors and it is possible that those certifications as well as the other representations we have obtained could be erroneous. Failures of our or our customers' systems to operate properly with regard to the Year 2000 could result in one or more of our web sites being unavailable and our products and services not functioning properly. Unavailability of our web sites due to a lack of Year 2000 compliance could have a material adverse impact on our revenues and operating expenses.

   In addition, the Internet is a network of computer systems which depends on the functioning of a number of parts such as communications connections, Internet Service Providers and power supplies, all of which are beyond our control. The failure of these companies to be Year 2000 compliant could result in a variety of systems failures such as electrical outages, Internet outages or slower response times or telecommunications failures. These events could prevent users from accessing our products and services or prevent us from updating our listings for a period of time, from delivering our services to our subscribers or from selling advertising on our web sites for a period of time. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Additional Factors That May Affect Future Results

   In addition to the factors discussed in the "Liquidity and Capital Resources" section above and in the IPO Prospectus under the caption "Risk Factors" and elsewhere, the following additional factors may affect our future results:

 Our agreement with the National Association of REALTORS could be terminated by it.

   The REALTOR.com trademark and web site address and the REALTOR trademark are owned by the NAR. The NAR licenses these trademarks to our RealSelect subsidiary under a license agreement, and RealSelect operates the REALTOR.com web site under an operating agreement with the NAR.

   Although the REALTOR.com operating agreement is a lifetime agreement, the NAR may terminate it for a variety of reasons. These include:

  .  the acquisition of Homestore.com or RealSelect;

  . a substantial decrease in the number of property listings on our REALTOR.com site; and

  . a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by the NAR of the breach.

   Absent a breach by the NAR, the agreement does not contain provisions that allow us to terminate.

 Our agreement with the NAR contains a number of provisions that could restrict our operations.

   Our operating agreement with the NAR contains a number of provisions that restrict how we operate our business. These restrictions include:

  . we must make quarterly royalty payments of up to 15% of RealSelect's operating revenues in the aggregate to the NAR and the entities that provide us the information for our real property listings, which we refer to as our data content providers;

  . we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com web site;

  . the NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

  . we must meet performance standards relating to the availability time of the REALTOR.com web site;

  . the NAR has the right to review, approve and request changes to the content on the pages of our REALTOR.com web site; and

  . we may be restricted in our ability to create additional web sites or pursue other lines of business that engage in displaying real property advertisements in electronic form by the terms of our agreements with the NAR.

   In addition, our operating agreement with the NAR contains restrictions on how we can operate the REALTOR.com web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by the NAR. In addition, the NAR can require us to include on REALTOR.com real estate related content it has developed.

 If our operating agreement for REALTOR.com terminates, the NAR would be able to operate the REALTOR.com web site.

   If our operating agreement terminates, we must transfer a copy of the software that operates the REALTOR.com web site and assign our agreements with data content providers, such as real estate brokers or MLSs, to the NAR. The NAR would then be able to operate the REALTOR.com web site itself or with a third party. Many of these data content agreements are exclusive, and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods lapse.

 We are subject to noncompetition provisions with the NAR which could adversely affect our business.

   We were required to obtain the consent of the NAR prior to our acquisition of SpringStreet and Homefair, and the launch of our HomeBuilder.com, Remodel.com and CommercialSource.com web sites. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of the NAR. Any future consents from the NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions. These noncompetition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

 Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

   Our operating agreement with the NAHB includes a number of restrictions on how we operate our HomeBuilder.com web site:

  . starting in June 2000, the NAHB can terminate this agreement with six months' prior notice;

  . we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com web site that contain new home listings; and

  . the NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

 Our SpringStreet.com web site is subject to a number of restrictions on how it may be operated.

   In agreeing to our acquisition of SpringStreet, Inc., the NAR imposed a number of important restrictions on how we can operate the SpringStreet.com web site. These include:

  . if the consent terminates for any reason, we will have to transfer to the NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of the NAR, known as REALTORS;

  . listings for rental units in smaller non-apartment properties generally must be received from a REALTOR or REALTOR-controlled MLSs in order to be listed on the web site;

  . if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

  . if the consent terminates for any reason, other than as a result of a breach by the NAR, the NAR will be permitted to use the REALTOR-branded web address, resulting in increased competition;

  . without the consent of the NAR, prior to the time we are using a REALTOR-branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com web site and vice versa;

  . we cannot list properties for sale on the rental web site for the duration of our REALTOR.com operating agreement and for an additional two years;

  . we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site;

  . we must make royalty payments based on the operating revenues of the rental site to the NAR and our data content providers at the same rates as under our REALTOR.com operating agreement, except that the amount payable to data content providers in the aggregate will be proportionately based on the percentage of the total content on the site supplied by them; and

  . we must offer REALTORS preferred pricing for home pages or enhanced advertising on the rental web site.

 The NAR could revoke its consent to our operating SpringStreet.com.

   The NAR can revoke its consent to our operating the SpringStreet.com web site for reasons which include:

  .  the acquisition of Homestore.com or RealSelect;

  .  a substantial decrease in property listings on our REALTOR.com web site;
     and

  . a breach of any of our obligations under the consent or the REALTOR.com operating agreement that we do not cure within 30 days of being notified by the NAR of the breach.

 The National Association of REALTORS has significant influence over aspects of our RealSelect subsidiary's corporate governance.

   The NAR will have significant influence over RealSelect's corporate governance.

   Board representatives. The NAR is entitled to have one representative as a member of our board of directors and two representatives as members of our RealSelect subsidiary's board of directors.

   Approval rights. RealSelect's certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com web site and real property advertising programming for electronic display and related businesses. Without the consent of 6 of RealSelect's 7 directors, which would have to include at least one NAR appointed director, this limited purpose provision cannot be amended.

   RealSelect's bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect board of directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget that from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by Homestore.com. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, including an NAR representative, we would need to fund those expenditures.

   RealSelect cannot take the following actions without the consent of at least one of the NAR's representatives on its board of directors:

  .  amend its certificate of incorporation or bylaws;

  .  pledge its assets;

  . approve transactions with affiliates, stockholders or employees in excess of $100,000;

  .  change its executive officers;

  . establish, or appoint any members to, a committee of its board of directors; or

  .  issue or redeem any of its equity securities.

 The NAR can restrict a change of control of Homestore.com.

   Stockholders holding approximately two-thirds of our outstanding capital stock at September 30, 1999 have agreed to restrict the sale of their shares of common stock. Without the prior consent of the NAR, these stockholders may not transfer these shares of common stock to a person, other than to each other, whose primary business is "real estate-related" or to a transferee who will become a holder of more than 5% of our capital stock as a result of the transfer from the stockholder. Accordingly, these types of changes of control, even if favorable to stockholders, could be prohibited or restricted absent the NAR's consent.

 It is difficult to evaluate our current business due to our limited history with our current business.

   HomeBuilder.com was added to our family of web sites in July 1998 after our acquisition of MultiSearch Solutions. Our CommercialSource.com web site was launched in October 1998. We acquired our SpringStreet.com web site in June 1999, we launched Remodel.com in September 1999 and we acquired Homefair in October 1999. Therefore, we have only a limited operating history with our current business. This limited history makes it difficult to evaluate our current business and prospects.

 We have a history of losses and expect losses for the foreseeable future.

   We have experienced operating losses in each quarterly and annual period since 1993, and we incurred operating losses of $64.3 million for the first three quarters of 1999. On a pro forma basis, we incurred operating losses of $51.9 million in the first nine months of 1998 and $85.5 million for the first three quarters of 1999. As of September 30, 1999, we had an accumulated deficit of $125.7 million, and we expect to incur losses for the foreseeable future. The size of these losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances and amortization of intangible assets. As of September 30, 1999, we had approximately 104.2 million of deferred stock-based compensation and intangible assets to be amortized.

   It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web sites as well as for any other products and services we may add. To accomplish this, we will continue to develop our content and expand our marketing and promotion activities, direct sales force and other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

 We must continue to obtain listings from real estate agents, brokers, home builders, Multiple Listing Services and property owners.

   We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 30 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts to secure both our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our family of web sites could become less attractive to other real estate industry participants or consumers.

 We must dedicate significant resources to market our advertising products and services to real estate professionals.

   Because the annual fee for services sold to real estate professionals is relatively low, we depend on obtaining sales from a large number of these customers. It is difficult to reach and enroll new subscribers cost-effectively. A large portion of our sales force targets real estate professionals who are widely distributed across the United States. This results in relatively high fixed costs associated with our sales activities. In addition, our sales personnel generally cannot efficiently contact real estate professionals on an individual basis and instead must rely on sales presentations to groups of agents and/or brokers. Real estate agents are generally independent contractors rather than employees of brokers. Therefore, even if a broker uses our advertising products and services, its affiliated agents are not required to use them.

 It is important to our success that we support our real estate professional customers.

   Since many real estate professionals are not sophisticated computer users and often spend limited amounts of time in their offices, it is important that these customers find that our products and services significantly enhance their productivity and are easy to use. To meet these needs, we provide customer training and have developed a customer support organization that seeks to respond to customer inquiries as quickly as possible. If our real estate professional customer base grows, we may need to expand our support organization further to maintain satisfactory customer support levels. If we need to enlarge our support organization, we would incur higher overhead costs. If we do not maintain adequate support levels, these customers could choose to discontinue using our service.

 Our SpringStreet.com web site may not be able to retain its customer base.

   We offer listing services on the SpringStreet.com web site on a subscription basis. To establish its customer base, SpringStreet signed a number of customers for its upgraded services on a discounted basis during 1998. We do not know what portion of current customers will renew their subscriptions to the upgraded services on a fully paid basis.

 Our quarterly financial results are subject to significant fluctuations.

   Our results of operations could vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of persons purchasing advertising products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

   Other factors that could affect our quarterly operating results include:

  . the amount of advertising sold on our family of web sites and the timing of payments for this advertising and whether these advertisements are sold by us directly or on our behalf by America Online or other third parties;

  . the level of renewals for our advertising products and services by real estate agents, brokers and rental property owners and managers;

  . the amount and timing of our operating expenses and capital expenditures;

  . the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants; and

  .  costs related to acquisitions of businesses or technologies.

 The Company's common stock price may be volatile, which could result in substantial losses for individual stockholders

   The market price for the Company's common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control:

  . actual or anticipated variations in the Company's quarterly operating results;

  . announcements of technological innovations or new products or services by the Company or its competitors;

  .  changes in financial estimates by securities analysts;

  .  conditions or trends in the Internet and/or online commerce industries;

  . changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies;

  . announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  additions or departures of key personnel;

  . release of lock-up or other transfer restrictions on the Company's outstanding shares of common stock or sales of additional shares of common stock; and

  .  potential litigation.

 If the Company's stock price is volatile, the Company could face a securities class action lawsuit

   In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If the Company were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause the Company's stock price to fall.

 We will depend on a third party to sell banner and sponsorship advertising on some of our web sites.

   To date, we have developed only a small internal direct sales force to sell banner and sponsorship advertising on our family of web sites. For the near term, we intend to rely on America Online to sell the substantial majority of this kind of advertising on our REALTOR.com and HomeBuilder.com web sites. If we are required to develop a large advertising sales force, our overhead would increase significantly. Similarly, if we were to replace America Online as our advertising representative, our revenues could be adversely impacted as we sought a satisfactory replacement. While we are guaranteed minimum quarterly payments, the amount of these guaranteed payments will be adjusted based on traffic levels to our web sites. Therefore, we cannot estimate the amount or the timing of any advertising or other payments we may receive from America Online.

 Because we have expanded our operations, our success will depend on our ability to manage our growth.

   We have rapidly and significantly expanded our operations, both by acquisition and organic growth, and expect to continue to expand our operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. For example, we have grown to 872 employees as of September 30, 1999 from 79 employees on January 1, 1998 and we recently added to our sales force throughout the United States. We intend to implement and integrate new accounting and control systems and we may not be able to do so successfully.

 We depend on distribution agreements with a number of Internet portals to generate traffic on our family of web sites.

   We believe that a significant portion of our consumer traffic comes from the following Internet portal sites: America Online, Excite@Home, Go Network/Infoseek and Lycos. On some of these sites we are featured as the exclusive provider of home listings. We intend to pursue additional distribution relationships in the future although we may not succeed in these efforts. To secure both exclusive and non-exclusive distribution relationships, we often pay significant fees. However, we may not experience sustained increases in user traffic from these distribution relationships.

   There is intense competition for placement on Internet portals. Our distribution agreements have terms ranging from two to four years. When they expire, we may be unable to renew our existing agreements or enter into replacement agreements. If any of these agreements terminates without our renewing it, we could experience a decline in the number of our users and our competitive position could be significantly weakened. Even if we renew our agreements or enter into agreements with new providers, we may be required to pay significant fees to do so and may be unable to retain any exclusivity that we may have enjoyed under these agreements.

 Our family of web sites may not achieve the brand awareness necessary to succeed.

   In an effort to obtain additional consumer traffic, increase usage by the real estate community and increase brand awareness, we intend to continue to pursue an aggressive online and off-line brand enhancement strategy. These efforts will involve significant expense. If our brand enhancement strategy is unsuccessful, we may fail to attract new or retain existing consumers or real estate professionals, which would have a material adverse impact on our revenues.

 The market for web-based advertising products and services relating to real estate is intensely competitive.

   Our main existing and potential competitors for real estate professionals, home buyers, sellers and renters and related content include:

  . web sites offering real estate listings together with other related services, such as Apartments.com, CyberHomes, HomeHunter.com, HomeSeekers, iOwn, LoopNet, Microsoft's HomeAdvisor, NewHomeNetwork.com and RentNet;

  . web sites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

  . general purpose consumer web sites such as AltaVista and Yahoo! that also offer real estate-related content on their site; and

  .  traditional print media such as newspapers and magazines.

   Our main existing and potential competitors for advertisements include:

  . general purpose consumer web sites such as AltaVista, America Online, Excite, Lycos, Netscape's Netcenter and Yahoo!;

  . general purpose online services that may compete for advertising dollars;

  .  online ventures of traditional media, such as Classified Ventures; and

  .  traditional media such as newspapers, magazines and television.

   The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites upon the termination of their agreements with us. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do.

 We must attract and retain personnel while competition for personnel in our industry is intense.

   We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. In addition, there is significant competition for qualified employees in the Internet industry. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

 We need to continue to develop our content and our product and service offerings.

   To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our family of web sites. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our family of web sites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or in order to do so, we may incur substantial expenses.

 We may experience difficulty in integrating our recent acquisitions.

   Our recent acquisitions and any future acquisitions may result in our not achieving the desired benefits of the transaction. Risks related to our acquisitions include:

  .  difficulties in assimilating the operations of the acquired businesses;

  .  potential disruption of our existing businesses;

  .  the need to obtain the consent of the NAR;

  .  assumption of unknown liabilities and litigation;

  . our inability to integrate, train, retain and motivate personnel of the acquired businesses;

  .  diversion of our management from our day-to-day operations;

  . our inability to incorporate acquired products, services and technologies successfully into our family of web sites;

  . potential impairment of relationships with our employees, customers and strategic partners; and

  . inability to maintain uniform standards, controls procedures and policies.

   Our inability to successfully address any of these risks could materially harm our business.

 Our business is dependent on our key personnel.

   Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Stuart
H. Wolff, Ph.D. The loss of the services of Dr. Wolff or other key employees would likely have a significantly detrimental effect on our business.

   We have no employment agreements that prevent any of our key personnel from terminating their employment at any time. Although we have obtained "key-person" life insurance for some of our personnel, we believe this coverage will not be sufficient to compensate us for the loss of these personnel.

 We rely on intellectual property and proprietary rights.

   We regard substantial elements of our family of web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. Although we have one patent, we may not achieve the desired protection from, and third parties may design around, this patent. In addition, in any litigation or proceeding involving our patent, the patent may be determined invalid or unenforceable. Any legal action that we may bring to protect our proprietary information could be expensive and distract management from day-to-day operations.

   Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com web site address, or domain name, and trademark and the REALTOR trademark are important to our business and are licensed to us by the NAR. If we were to lose the REALTOR.com domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

   Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

 We may not be able to protect the web site addresses that are important to our business.

   Our web site addresses, or domain names, are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as ".com," ".net" and ".org." It is also possible that the requirements for holding a domain name could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

 We could be subject to litigation with respect to our intellectual property rights.

   Other companies may own or obtain patents or other intellectual property rights that could prevent or limit or interfere with our ability to provide our products and services. Companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. For example, in December 1997, we received a letter claiming that our map technology infringes patents held by another person. We believe this person may have instituted legal proceedings against two of our competitors. We have received no further correspondence with respect to this issue and, after discussions with our patent counsel, we do not believe any of our technology infringes these patents. However, we could incur substantial costs to defend against these or any other claims or litigation. If a claim were successful, we could be required to obtain a license from the holder of the intellectual property or redesign our advertising products and services.

Real Estate Industry Risks:

 Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal.

   The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our family of web sites and our advertising products and services. In addition, reduced traffic on our family of web sites would likely cause our advertising revenues to decline, which would materially and adversely affect our business.

   We may experience seasonality in our business. The real estate industry experiences a decrease in activity during the winter. However, because of our limited operating history under our current business model, we do not know if or when any seasonal pattern will develop or the size or nature of any seasonal pattern in our business.

 We may particularly be affected by general economic conditions.

   Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

  .  perceived and actual economic conditions;

  .  interest rates;

  .  taxation policies;

  .  availability of credit;

  .  employment levels; and

  .  wage and salary levels.

   In addition, because a consumer's purchase of real property and related products and services is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

 We have risks associated with changing legislation in the real estate industry.

   Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. For instance, we are limited in the criteria upon which we may base searches of our real estate listings such as age or race. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, SpringStreet.com recently was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

 We depend on increased use of the Internet to expand our real estate related advertising products and services.

   If the Internet fails to become a viable marketplace for real estate content and information, our business will not grow. Broad acceptance and adoption of the Internet by consumers and businesses when searching for real estate and related products and services will only occur if the Internet provides them with greater efficiencies and improved access to information.

 In addition to selling advertising products and services to real estate professionals, we depend on selling other types of advertisements on our family of web sites.

   Our business would be adversely affected if the market for web advertising fails to develop or develops more slowly than expected. Our ability to generate advertising revenues from selling banner advertising and sponsorships on our web sites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our family of web sites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet.

 Government regulations and legal uncertainties could affect the growth of the Internet.

   A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the usage and demand for our services or increase our cost of doing business.

   Some local telephone carriers have asserted that the increasing popularity and use of the Internet have burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for our services or increase our cost of doing business.

 Taxation of Internet transactions could slow the use of the Internet.

   The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by various foreign governments to impose taxes on the sale of goods and services and other Internet activities. Recently, the Internet Tax Information Act was signed into law placing a three-year moratorium on new state and local taxes on Internet commerce. However, future laws may impose taxes or other regulations on Internet commerce, which could substantially impair the growth of electronic commerce.

 We depend on continued improvements to our computer network and the infrastructure of the Internet.

   Any failure of our computer systems that causes interruption or slower response time of our web sites or services could result in a smaller number of users of our family of web sites or the web sites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our advertising products and services to real estate professionals, providers of real estate related products and services and other Internet advertisers. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

   The recent growth in Internet traffic has caused frequent periods of decreased performance. Our ability to increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on the performance of and future improvements to the Internet.

 Our internal network infrastructure could be disrupted.

   Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in Thousand Oaks, California and SpringStreet's web hosting facility in San Jose, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case.

   Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We are in the final stages of implementing a network firewall, and we do not currently have a fully redundant system for our family of web sites. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

 We could face liability for information on our web sites and for products and services sold over the Internet.

   We provide third-party content on our family of web sites, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those web sites. They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

   We enter into agreements with other companies under which we share with these other companies revenues resulting from advertising or the purchase of services through direct links to or from our family of web sites. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

   Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

 We face Year 2000 related risks.

   Our computer systems could have failures or miscalculations resulting from issues with respect to the Year 2000, causing disruptions of operations, including, among other things, a temporary inability to process searches, post listings, track advertising or engage in similar normal business activities. Any significant Year 2000 failure could prevent us from operating our business, prevent users from accessing our family of web sites or change the behavior of advertisers, consumers or persons accessing our family of web sites.

   In addition, the parties which give us property listings may not accurately provide date data with respect to home and commercial real estate listings. For example, during the year 2000, a home constructed in 1900 might inadvertently be listed on our family of web sites as a newly built home. A significant number of these failures could cause consumers to doubt the reliability of information contained in our listings with a potential resulting reduction in traffic on our family of web sites. Any of these eventualities could adversely affect our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Homestore.com currently does not hold any derivative instruments and does not engage in hedging activities. Also, Homestore.com currently does not hold any variable interest rate debt or lines of credit, and currently does not enter into any transactions denominated in a foreign currency. Thus, Homestore.com's exposure to interest rate and foreign exchange fluctuations is minimal.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 6--Commitments and Contingencies and Note 9--Subsequent Events, in
Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In August 1999, Homestore.com completed an initial public offering in which it sold 8,050,000 shares of its common stock, $0.001 par value. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities, Corporation Merrill Lynch, and BancBoston Robertson Stephens Inc.. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No.333-80419) that was declared effective by the Securities and Exchange Commission on August 4, 1999. All 8,050,000 shares of common stock registered under the Registration Statement were sold at a price of $20.00 per share for gross proceeds of $161.0 million. Offering proceeds to Homestore.com, net of approximately $11.3 million in aggregate underwriter discounts and commissions, were approximately $149.7 million. On October 31, 1999, Homestore.com used $35 million of the net proceeds to fund part of the purchase price paid for FAS-Hotline, Inc. and Homebuyer's Fair, Inc. The remaining net proceeds from the initial public offering will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Homestore.com also may use a portion of the remaining net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of Homestore.com have been or will be paid directly or indirectly to any director, officer, general partner of Homestore.com or their associates, persons owning 10% or more of any class of Homestore.com's common stock, or an affiliate of Homestore.com.

   Upon the closing of the initial public offering of the Company's common stock, all outstanding shares of the Company's Preferred Stock automatically converted into five shares of common stock, except for one share of the new Series A preferred Stock, which did not convert and remains outstanding.

   On August 11, 1999 the Company issued warrants to purchase up to 107,527 shares of common stock to America Online, at an exercise price of $18.60 per share. On August 13, 1999, the warrants were exercised in full. The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended, based on the small number and sophistication of the purchaser.

   In August 1999, the Company issued warrants to purchase up to 500,000 shares of common stock to Norwest Mortgage, Inc. at an exercise price of $20.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   During the third quarter of 1999, the Board of Directors adopted and the stockholders approved, the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan and also approved an amendment to the Company's certificate of incorporation regarding, among other matters, change of corporate name, amendment to the Company's by-laws in connection with the Company's IPO and indemnification agreement with the Company's directors and officers. The 1999 Stock Incentive Plan reserves 4,900,000 shares of common stock for future grants under terms similar to the 1999 Equity Incentive Plan. The 1999 Employee Stock Purchase Plan reserves 750,000 shares of common stock for purchase by employees through payroll deductions, with a purchase price equal to 85% of the lesser of the fair value of the common stock on the Offering Date or the Purchase Date, as defined in the Plan.

   The Board of Directors and stockholders also approved a 2.5 for 1 stock split of the outstanding shares of common stock, which was effected in August 1999.

   Holders of in excess of 80% of the Company's common stock and 71% of the Company's preferred stock consented to the foregoing actions, and shareholders holding less than 1% of the preferred stock voted against such actions.

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed herewith:

   Number                             Exhibit Title
   ------                             -------------
   2.01   Stock Purchase Agreement dated October 12, 1999 by and among
          Homestore.com, Inc., The Homebuyer's Fair, Inc., the Shareholders of
          the Homebuyer's Fair, Inc. and Central Newspapers, Inc. (incorporated by reference from Exhibit 2.01 to the Company's Report on Form 8-K, filed on November 15, 1999 (the "Form 8-K")

   2.02   Stock Purchase Agreement dated October 12, 1999 by and among
          Homestore.com, Inc., FAS-Hotline, Inc., the Shareholders of FAS-
          Hotline, Inc. and Central Newspapers, Inc. (incorporated by reference from Exhibit 2.02 to the Form 8-K)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 1999
                                          Homestore.com, Inc

                                                   /s/ Stuart H. Wolff
                                          By: _________________________________
                                                     Stuart H. Wolff
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                                /s/ John M. Giesecke, Jr.
                                          By: _________________________________
                                                  John M. Giesecke, Jr.
                                                Chief Financial Officer,
                                              Vice President and Secretary