Form 10-K
period 1999-12-31
HOMESTORE COM INC
filed 2000-03-10
CIK 1085770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999

                            Commission File No.

                               ----------------

                              HOMESTORE.COM, INC.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              95-4438337
    (state or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                      225 West Hillcrest Drive, Suite 100
                        Thousand Oaks, California 91360
                                (805) 557-2300
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of voting stock held by non-
    affiliates of the registrant as of February 29, 2000 .....  $2,191,740,299
   Number of shares of common stock outstanding as of February
    29, 2000..................................................      74,999,185

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on April 12, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Homestore.com, Inc.

                                   Form 10-K

                      For the Year Ended December 31, 1999

                                     Index

                                                                                                  Page
                                                                                                  ----
PART I

Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................  31

Item 3.   Legal Proceedings......................................................................  31

Item 4.   Submission of Matters to a Vote of Security Holders....................................  31

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  32

Item 6.   Selected Consolidated Financial Data...................................................  33

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  35

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  48

Item 8.   Financial Statements and Supplementary Data............................................  49

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  94

PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  94

Item 11.  Executive Compensation.................................................................  94

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  94

Item 13.  Certain Relationships and Related Transactions.........................................  94

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.......................  99

SIGNATURES......................................................................................  102

                                    PART I

ITEM 1. BUSINESS

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

Overview

  Our family of web sites, consisting of Homestore.com, REALTOR.com, HomeBuilder.com, SpringStreet.com, Remodel.com and Homefair.com, is the leading destination on the Internet for home and real estate-related information and advertising products and services, based on the number of visitors, time spent on our web sites and number of property listings. As of December 31, 1999, we had listings on our web sites for over 1.2 million of the approximately 1.3 million homes that we estimate are listed nationally for sale, over 130,000 new homes for sale and over 45,000 rental properties. Our family of web sites also offer a wide variety of home-related information, products, services and tools. We have relationships with the National Association of REALTORS, or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or the MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry, or the NARI, the American Institute of Architects, or the AIA, the Manufactured Housing Institiute, or the MHI, real estate franchises, brokers, builders and agents. We also have distribution agreements with a large number of leading Internet portal web sites.

  homestore.com(TM), REALTOR.com(R), HomeBuilder.com(TM), SpringStreet.com(TM) and CommercialSource.com(TM) are our trademarks or are exclusively licensed to us. This Form 10-K contains trademarks of other companies and organizations. "REALTOR(R)" is a registered collective membership mark which may be used only by real estate professionals who are members of the National Association of REALTORS(R), or the NAR, and subscribe to its code of ethics.

Industry Background

 The Real Estate Industry

  The real estate industry accounts for approximately 15% of the gross domestic product of the United States and is therefore one of the largest sectors of the economy. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, remodeling and new construction of homes and represents approximately $1.5 trillion per year.

 The Residential Real Estate Market

  Buying a home is the largest financial decision, and represents one of the most difficult and complex processes, most consumers will ever undertake. The process of finding a home begins a lifelong cycle which most consumers will move through once every seven to eleven years. This cycle tracks major life events such as employment, marriage, children and retirement and is illustrated below:


                             [GRAPH APPEARS HERE]

  A significant portion of the United States economy has evolved around helping consumers as they navigate through this home and real estate cycle. An enormous network of support services and products exists to assist consumers in finding a home, building a home, renting or buying a home, moving, maintaining and improving a home and selling a home.

  Find a Home. The following real estate professionals and organizations assist consumers in finding a property:

  . Real Estate Agents. Real estate agents are independent contractors that are licensed to negotiate and transact the sale of real estate on behalf of prospective buyers and sellers. There are over 1.0 million real estate agents in the United States. Consumers spend in excess of $30 billion annually for assistance with the finding, buying and selling of residential property.

  . Real Estate Brokers. Real estate brokers are paid a commission to bring buyers and sellers together and assist in negotiating contracts. Real estate brokers often have their own independent offices and may employ other licensed real estate agents. There are over 100,000 real estate brokers in the United States.

  . Residential Franchisers. There are six major residential franchisers in the United States: Century 21, Coldwell Banker and ERA, which collectively comprise the Cendant franchise; RE/MAX; Prudential; and GMAC Home Services, formerly Better Homes and Gardens. These franchisers together represent thousands of independently owned and operated real estate offices and hundreds of thousands of real estate professionals in the United States.

  . Multiple Listing Services. MLSs operate proprietary networks that provide real estate professionals with listings of properties for sale, and are regulated by a governing body of local brokers and/or agents. There are approximately 800 MLSs nationwide that aggregate local property listings by geographic location.

  . National Association of REALTORS. The NAR is the largest trade association in the United States that represents real estate professionals. The NAR consists of residential and commercial REALTORS, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. The NAR has approximately 720,000 members.

  Build a Home. In addition to the real estate professionals and organizations involved in finding a home, the new home market is also served by a large group of dedicated professionals including:

  . Home Builders. New homes are built primarily by a limited number of national home builders and a much larger number of local volume and custom builders. In 1999, home builders built over 1.3 million homes, generating over $250 billion in sales.

  . National Association of Home Builders. The NAHB is the second largest real estate trade association in the United States. As of December 31, 1999, the NAHB's members include approximately 200,000 firms. Approximately one-third of the NAHB's members are home builders and/or remodelers, and the remainder work in closely related fields within the residential real estate industry, such as mortgage, finance, building products, and building services including subcontractors.

  . Manufactured Housing Institute. The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 1999, the MHI and its affiliated state associations had approximately 15,000 members.

  Rent a Home. Today, over 30 million households in the United States reside in rental housing. In addition to real estate agents and brokers who assist in the leasing of residential rental units, professionals serving this segment of the market include the following:

  . Property Owners. Property owners include owners of individual apartment units, multi-family apartment complexes, individual single family rental homes or other residential rental properties. Property owners may lease and operate their rental properties themselves or outsource those functions to other real estate professionals, such as property managers. The residential rental ownership market is highly fragmented, with the 50 largest owners of multi-family apartment complexes owning approximately 10% of all apartment rental units in the United States.

  . Property Managers. Property managers are typically responsible for leasing available rental units, collecting rents, and maintaining the property. Property managers typically manage a number of apartment complexes, and will employ third party leasing agents to assist them with the leasing function. The property manager market is also highly fragmented, with the 50 largest property managers, many of whom also own their properties, managing approximately 10% of all apartment rental units in the United States.

  Buy and Sell a Home. Because of the complexity and size of the purchase or sale transaction, consumers buying or selling a home typically rely upon a series of professionals, including real estate agents and ancillary service providers, such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services, such as mortgages, title insurance, credit reports, appraisals and inspections, that generated in excess of $49 billion in transactional fees in 1999.

  Move. Every time consumers buy, sell or rent a home, they need assistance with various relocation related services, such as insurance and moving supplies and services. We estimate that consumers spend over $20 billion each year for home and apartment moves including moving services and related product purchases. In addition, real estate transactions often lead to significant lifestyle changes for consumers, including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships. As a result, consumers need information about the wide range of available product and service alternatives relating to all aspects of their relocation.

  Maintain and Improve a Home. Ownership represents the longest portion of the home and real estate life cycle. Homeowners purchase a large number of household and home related products including furniture, appliances, hardware and supplies. During this phase of the home life cycle, homeowners also require a number of ancillary services, relating to such activities as home maintenance and repairs, refinancing, remodeling and landscaping. Each year, approximately 25 million homeowners undertake some type of home improvement project. As a result, homeowners are continuously seeking sources of information to assist them in locating providers of these products and services.

 Challenges in the Real Estate Market

  Every participant in the home and real estate life cycle faces a unique set of challenges:

  Home Buyers. In order to dispel the fear of purchasing the wrong home or paying too much for a home, consumers must be assured that they have considered all available options. Therefore, home buyers require an extensive amount of information and several decision tools to help bolster confidence during the home buying process. To make an informed decision, consumers need access to a comprehensive listing of homes for sale and require information about specific neighborhoods and listed prices of comparable homes for sale in a given geographic location.

  Once a home has been selected, consumers must consider a broad range of related services, including mortgage, title, escrow, insurance, moving and relocation services as well as remodeling alternatives. As a result, consumers are continually searching for additional information and resources to assist them in every aspect of the real estate transaction and need a comprehensive, convenient and integrated source of information that assists them in each step of the process.

  Real Estate Agents and Brokers. Real estate agents and brokers depend on attracting and retaining customers in order to generate increasing numbers of transactions. Due to its size and complexity, it is not uncommon for the real estate transaction to take several months to complete. As a result, the job of real estate agents and brokers is complicated by a variety of factors. Therefore, real estate agents and brokers are looking for additional opportunities to market their services, become more productive and compete more effectively for transactions. In addition, they seek greater efficiency in disseminating information to their prospective clients and are looking for tools that can help them streamline their current practices.

  Home Builders. Home building and real estate professionals who focus on new homes and new home developments also depend on attracting and retaining customers in order to sell new properties in a timely manner. However, home builders have not developed an infrastructure similar to an MLS to aggregate, update and share data regarding available inventory. Nor do they have the infrastructure to communicate this information to potential buyers. As a result, home building and real estate professionals continue to seek new ways to market their products and services and inform prospective home buyers of the availability of new properties.

  Renters, Property Managers and Owners. To make an informed decision, renters need access to comprehensive information about available rental units, specific neighborhoods and rental prices in a given geographic location. Because of the high turnover rate in rental units, property managers and owners must regularly attract new tenants to minimize their vacancy rates. We estimate that approximately $1.8 billion was spent in 1999 to market apartments and rental homes. The rental market has not developed a central repository for comprehensive listings accessable by potential renters nationwide and property managers and owners are continuously seeking to market their available units in a cost-effective manner.

  Contractors and Home Improvement Specialists. Similar to home buyers, consumers who are looking to remodel or improve their homes require information and decision making tools that enable them to feel confident the work will get done right. They need access to comprehensive information about different remodeling options and the related costs, as well as help in finding specialists to provide the needed services. Contractors and home improvement specialists look to provide guidance and quality work, ideally leading to a long-term relationship with the homeowner. These contractors and specialists would benefit from a centralized location where they could advertise their offerings to a targeted group of consumers who are actively engaged in searching for the types of services they offer.

  Ancillary Service Providers. Consumers require a variety of products and services throughout the home life cycle. The real estate transaction provides service providers and retailers the opportunity to target consumers at a time when they are shifting their buying patterns. Providers and retailers of these products or services need an effective mechanism to reach consumers who are most interested in their offerings. Ideally, these providers of products and services would have a centralized location where they could advertise their offerings to a target group of consumers who are engaged in the real estate process.

 The Internet and the Home

  The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Because of its size, fragmented nature and reliance on the exchange of information, the home services and residential real estate industry is particularly well suited to benefit from the Internet. The real estate industry currently spends $3.5 billion a year on advertising and print media. Traditional sources of advertising and print media, including classifieds and other off-line sources, are not interactive and are limited by incomplete and inaccurate data that is local in scope and is typically disseminated on a weekly basis. These traditional sources also lack content that can be searched based on specified terms, a centralized database of information and the ability to conduct two-way communications. The Internet offers a compelling means for consumers, real estate professionals, home builders, renters, property managers and owners and ancillary service providers to come together to improve the dissemination of information and enhance communications.

 Homestore.com

  We are pioneering the use of the Internet to bring the home services and real estate industry online as well as enabling real estate industry participants to benefit from the Internet. We currently operate the most frequently visited home and real estate-focused family of web sites, including Homestore.com, REALTOR.com, HomeBuilder.com, SpringStreet.com, Remodel.com and Homefair.com, based on the number of our users, the time users spend on our web sites and the number of listings. Our family of web sites allows searches of information that previously had never been compiled as comprehensively in a single location. The principal benefits of our advertising products and services include the following:

  Comprehensive Source of Real Estate Listings. Our family of web sites provides the most comprehensive source of real estate listings on the web. As of December 31, 1999, of the 1.3 million homes that we estimate are listed for sale in the United States, our REALTOR.com web site had listings for over 1.2 million. As of December 31, 1999, we aggregated information on over 130,000 new homes for sale and planned developments throughout the United States on our HomeBuilder.com web site. We also provide comprehensive rental property related listing information through our SpringStreet.com web site, which included listings for over 45,000 properties as of December 31, 1999.

  Key Industry Relationships. We have a number of relationships with key real estate industry participants. We believe that none of our competitors has as many comparable relationships. Under our agreements with the NAR, the NAHB and the MHI, we operate their official web sites and we receive preferential promotion in their marketing activities. We also have content relationships under which parties have given us the right to display their property listings on our web sites for a period of time with approximately 70 of the 200 largest brokers in the United States through our Broker Gold program, nine of the ten largest home builders in the United States, each of the six largest real estate franchises and over 750 of the approximately 800 MLSs in the United States. Under our Broker Gold program, which was completed in February 1999, participating real estate brokerage companies agreed to provide us with their real estate listings for posting on the Internet on a national basis and not to any of our direct competitors. These brokers signed written agreements with us to provide us the real estate listings over which they have control for a period of up to two years. They also agreed to use all reasonable efforts to cause their employees and agents to provide us with their listings on an exclusive basis. The brokers are permitted to display their listings on their own web site. In exchange these brokers also purchased shares of our stock and warrants at that time. In addition, we are the only site endorsed by the remodeling industry's two leading professional organizations, the NAHB Remodelors Council and the NARI, together representing more than 100,000 contractors and home improvement specialists. Our close working relationships with these organizations allow us to keep pace with the complicated and evolving real estate industry. In order to draw additional traffic to our family of web sites, we also have distribution agreements with the following Internet portals: America Online, Excite@Home and Go Network/Infoseek.

  Provide Comprehensive Set of Products and Services for Consumers. We provide consumers with access to accurate and timely nationwide listings and to real estate professionals and home services providers. Through our family of web sites, consumers can easily search through substantial amounts of information at all stages of the home and real estate life cycle. For example, we provide decision support information and tools, such as calculators and worksheets for helping to select financing options and information about specific neighborhoods, directories of real estate professionals and home services providers. We believe that providing consumers with a comprehensive and integrated information source for each stage of the home and real estate life cycle allows them to be better informed and feel more confident about their home decisions.

  Enable Industry Professionals to Benefit from the Internet. Our services allow real estate professionals and home service providers to utilize the Internet to expand and grow their customer base. We design and maintain personal home pages for real estate professionals and home service providers. Real estate professionals can also have their listings displayed with detailed information about a property and can have links from their real estate listings to their personal home page. Through the reach of our family of web sites, real estate professionals can significantly increase their visibility among prospective buyers and sellers, especially those outside of their region. In addition, we believe buyers and sellers that have used Homestore.com to research their real estate transaction are more likely to reach an informed purchase or sale decision in a shorter period of time. Similarly, we offer home services providers their own personal web pages promoting their services to a targeted audience.

  Provide Attractive Demographic for Advertisers and Service Providers. Our family of web sites draws an attractive target audience for advertisers and providers of home-related products and services. Because we attract consumers interested in real estate near the time of a transaction, we provide businesses with an efficient way to find and communicate with potential customers. In addition, our audience tends to use our family of web sites for extended periods of time. According to Media Metrix, in January 2000, the average time spent per visit to REALTOR.com was 17.5 minutes, ranking it second among the top 200 web sites as measured by the number of unique visitors, or individual Internet users who visited our web site at least once during the month.

  Our Business Model Provides Multiple Revenue Opportunities. Our business model is designed to support continued growth in the utilization of the Internet as a tool for all phases of the home and real estate life cycle. We currently generate revenues from selling our advertising products and services to a number of different types of real estate industry participants, including agents and brokers, home builders, rental property owners and other advertisers.

Our Strategy

  Our objective is to extend our position as the leading destination for home and real estate-related information on the Internet. The key elements of our strategy include:

  Enhance Our Real Estate Content and Data. We will continue to focus on connecting consumers and professional service providers by increasing the content and relevant data available on our family of web sites. To achieve this objective, we will seek to increase the number of new and existing homes and rental properties listed on our family of web sites and we will also display additional home service related content.

  Increase Usage of Our Family of Web Sites. We seek to increase the number of people using our family of web sites as well as the amount of time they spend there. To expand our user base, we plan to strengthen our existing distribution arrangements with Internet portals to apply across our family of web sites. We also intend to pursue distribution relationships with other high traffic web sites and web sites offering home and real estate-related services. We also expect to significantly increase our marketing efforts in traditional media, such as newspaper advertisements, radio and television promotions. We also intend to add features and content to our web sites designed to encourage users to spend more time on our web sites.

  Continue to Pursue Relationships with Real Estate Industry Professionals. We believe that our relationships with key real estate industry participants, such as the NAR, the NAHB, MLSs, the NAHB Remodelors Council, the NARI, the AIA, the MHI, brokers, builders and agents, provide us with a distinct competitive advantage. These relationships provide us with opportunities to market our services to their members. These relationships also allow us to provide consumers with comprehensive information and resources related to all aspects of the home and real estate life cycle, such as real estate listings and neighborhood information, directories of REALTORS and real estate news. We plan to pursue additional or broader listing and marketing relationships with key industry participants.

  Continue to Develop and Extend Our Brand Recognition. As more consumers and real estate professionals utilize the Internet for their real estate needs, we believe that brand awareness will provide us with a significant competitive advantage. We plan to expand our marketing efforts with advertising campaigns in traditional media as well as on the Internet in order to build greater recognition for our family of web sites.

  Incorporate Emerging Internet Technologies. We believe the evolution of the Internet will provide us with the opportunity to move more home and real estate-related information and activities onto the Internet. For example, in 1999 we introduced 360 degree panoramic video "tours" of homes listed for sale and we offer REALTORS the enhanced ability to update their property listing information, such as photos and text descriptions, from their computer desktop. We also plan to incorporate new Internet technologies which we believe will help us provide enhanced functionality and increase overall ease-of-use of our family of web sites. We believe that continuing to incorporate enhanced functionality will be a key element in increasing traffic and time spent on our family of web sites.

Products and Services

  We offer a family of web sites including Homestore.com, REALTOR.com, HomeBuilder.com, SpringStreet.com, Remodel.com and Homefair.com.

 Homestore.com

  Homestore.com is a gateway to our family of web sites providing links and general information relating to each of our other web sites.

 REALTOR.com

  REALTOR.com enables potential home buyers to browse, free of charge, from our searchable database of over 1.2 million homes as of December 31, 1999. We have content arrangements with over 750 of the approximately 800 Multiple Listing Services across the United States to provide the listings for REALTOR.com. Our property listings typically provide information that is significantly more detailed and timely than that included in alternative media channels, such as newspaper classified advertisements. Many of these listings are from MLSs that have agreed to provide listings exclusively to us for publication on the Internet. We receive the balance of our listings on REALTOR.com from real estate brokers. We do not provide "for sale by owner" listings, as this is prohibited under terms of our agreement with the NAR.

  Additionally, REALTOR.com provides decision support tools, such as mortgage calculators and finance worksheets, information concerning the home buying and selling process and features that aid users in evaluating the attributes of particular neighborhoods or geographic locations.

 Consumer Products

  Our consumer products are offered free to REALTOR.com visitors and are designed to help them throughout the home and real estate life cycle. REALTOR.com has sections representing the various stages of the home and real estate life cycle, including Getting Started, Buying, Selling, Offer/Closing, Moving and Owning. For example, at the beginning of the home and real estate life cycle we offer Find a Home, Find a Neighborhood and Personal Planner. In addition, we offer information and tools regarding mortgages and home affordability as well as a specific guide to the home buying process. When users have made their home selection, they can find information about the offer process, applying for a loan, closing the purchase or planning the move. As homeowners, users can find information about remodeling, refinancing and other aspects of owning a home. When users are ready to sell their home, they can use Find a REALTOR to find information regarding relocation planning, pricing, accepting an offer and closing the sale. In addition, while they are in the process of selling their homes, sellers can use our Find a Home, Find a Neighborhood and Personal Planner tools to begin the search for their next home. At all stages, users can visit our MarketPlace, for links to a wide variety of real estate information such as moving services, insurance, home improvement and appliances.

  Find a Home. Our Find a Home feature allows potential home buyers to search our database of home listings. The user selects a geographic region or a specific MLS property identification number. The user can refine the home search by selecting neighborhood and home characteristics. Our search engine returns a list of homes ranked by their conformity to the users' search criteria. The search results provide pictures of the homes, if available, descriptions of the properties, the name and contact information of the agent that represents the home seller and, for certain homes, virtual tours. For agents and offices purchasing our iLead products, the consumer's search results also provide a direct link to their personalized web site displaying each property listed by the agent or office.

  Find a REALTOR. Our Find a REALTOR feature allows a user to contact a REALTOR to buy or sell a home in a given geographic area. The user can search our Yellow Pages Directory for REALTORS who specialize in the cities or zip codes specified by the user. Users can also search by keyword and/or by office name or name of the REALTOR. Our Yellow Pages Directory provides a list of REALTORS meeting the search criteria, which includes a link to each REALTOR's home page, their office name, phone and fax numbers, their e-mail address and a brief description of their specialty. We also have a White Pages Directory listing all REALTORS.

  MarketPlace. Our MarketPlace area provides potential home buyers access to ancillary services that can be helpful at all stages of the home and real estate life cycle. The services consist of:

  . moving services, such as self-storage by Storage Locator, change of address by Change My Address and moving tools by Homefair;

  . home improvement services, such as Improvement Center at Home Depot, Tool Dictionary by Sierra Home and Improvement Encyclopedia by Sierra Home;

  .  insurance services, such as title insurance by Stewart Title;

  . finance center, such as calculators from Quicken.com, employment by Monster.com, interest rate information from Bankrate.com and credit reports by Qspace;

  . furniture and appliances, such as appliances by Whirlpool, furniture by Cort and furniture and window coverings by JC Penney; and

  . home and family, such as child and elderly care by CareGuide, health and wellness by WebMD and bookstore by Amazon.com.

  Through MarketPlace, companies can sponsor new services and buy targeted advertising for their products and services.

  Find a Neighborhood. Our Find a Neighborhood feature enables users to locate desired neighborhoods by searching information such as quality of schools, crime rate, average home cost, and urban/rural profiles. Once a profile has been established, our search engine returns a map ranking geographic areas according to the user's criteria.

  Personal Planner. Users can use our Personal Planner feature to save search results, search criteria, and articles and related content from all areas of REALTOR.com. Users can create their Personal Planner account by registering their e-mail address and can choose to be notified via e-mail whenever new listings match their saved search criteria.

 Advertising Products and Services for Real Estate Professionals

  i-Lead. i-Lead, our primary offering for the REALTOR, is a personalizable multi-page web site that links a REALTOR's professional biography and their inventory of listings to their web page. This advertising product is sold on an annual basis. The charge for this advertising product can vary based on the features selected for the REALTOR's web site. The web site and property listing pages can contain:

  . customized textual descriptions and banners on the REALTOR's listed properties;

  .  multiple photographs of the properties;

  .  a personalized voice message from the REALTOR;

  . the REALTOR's professional information, including name, photograph, telephone number, significant accomplishments and mailing and e-mail addresses; and

  . the REALTOR's listing in our Yellow Pages Directory, which is linked to Find a REALTOR.

  i-Lead Office. i-Lead Office is targeted to individual real estate brokerage offices. i-Lead Office provides real estate brokers the opportunity to have their entire inventory of real estate properties linked to the office's personalizable web site, whether or not their agents purchase our i-Lead product. The agents of the broker are listed on its web page with i-Lead subscribers receiving placement above those who do not use i-Lead. An embedded link to an office's web address is also available as an upgrade to i-Lead Office users, as well as the display of their office logo on every one of their listings for the entire year. i-Lead Office subscribers are also listed in our Yellow Pages Directory of REALTORS. This advertising product is sold on an annual basis.

  One Place. One Place integrates i-Lead Office with an interactive voice response system, linked to a pager network. With One Place, REALTORS are immediately paged when a potential home buyer or seller inquires about a specific house. In addition, if the buyer sees the telephone number on the "for sale" sign posted in front of the property and calls the interactive voice response system, the REALTOR is also paged. The pager message includes a display of the caller's telephone number and specific property information, which allows the REALTOR to respond instantaneously and knowledgeably to interested consumers. One Place is sold on an annual subscription basis, plus additional upgrades. One Place is typically sold to brokers with at least 100 real estate professionals and/or brokers who commit to obtaining a minimum agent participation rate.

 HomeBuilder.com

  HomeBuilder.com is our web site focused on builder information, including new homes, subdivisions and developments. We have developed a nationwide listing of builders' models, newly built homes, and housing plans, which we aggregate directly from builders and organize in a similar fashion to listings on REALTOR.com.

 Consumer Products

  HomeBuilder.com, like REALTOR.com, allows potential home buyers to browse, free of charge, through our searchable database of new homes. Many of the features available on the REALTOR.com web site, such as mapping and community profiles, are also available on HomeBuilder.com. The site's Lead Generation Program allows consumers to send the builder detailed requests via electronic mail or facsimile for information on each property. Potential buyers can search for new homes using the following features:

  Find a New Home. Our Find a New Home feature allows potential home buyers to search our database of new homes using criteria they select. A user initiates a search by selecting Find a New Home on the HomeBuilder.com home page and may refine the search by geographic location.

  Market Level Searching. Users may search listings of models, newly built homes and housing plans within a market as follows:

  . New Homes. This feature enables the user to search by geographic location with individual home details such as price, square footage and number of bedrooms and bathrooms. Users can view other details about the home such as the floor plan, elevation and picture along with maps, school information and other demographic data pertaining to the community. A text link from the builder's name to its web site is also available.

  . Builders. This feature enables users to search within the market for homes built by a particular builder. The search offers the same criteria as the New Homes search. By clicking on the builder's name, the user can view a detailed list of the selected builder's homes.

  . Custom Builders. This search produces a list of custom builders within a specified geographic region. The list includes the name and phone number of the builder, the price range of the builder's homes and a text link to view the builder's inventory. Links to the builders' web site are also available.

  . Real Estate Agents. This search enables users desiring to find a REALTOR to assist them in their new home search in a specified geographic area. After entering search criteria, the results display a list of agents by real estate office. By clicking on the agent's name, users go to the selected agent's home page. Links to real estate offices are also available.

  Professional Basic Services Package. We collect, store and display the builder's information and train the builder's salespeople how to respond to sales leads generated from the Internet. This advertising product is sold on a monthly or annual basis.

  Our Basic Services Package includes the following:

  . collection, entry and periodic updating of the builder's inventory of models, newly built homes and floor plans and community information;

  . scanning and entry of the builder's floor plans, elevations and available pictures;

  . display detailed property profiles with floor plans, descriptions, mapping, photographs, specifications, elevations and virtual tours;

  .  participation in our Home Builder Lead Generation Program;

  . direct links to the builder's web sites and home pages through our Builder Link feature; and

  .  advertising banners with direct links to the builder's web site.

 SpringStreet.com

  On our SpringStreet.com web site, potential renters have access to rental property listings, free of charge, just as home buyers have to sale listings on our REALTOR.com and HomeBuilder.com web sites. Potential renters can access listing information from more than 45,000 properties located in over 6,000 cities nationwide. Users can develop their own lists of favorite properties and store them on the site. They can also access our information resource center which is designed to help make the relocation process easier, and includes information relating to moving services, renter's insurance, furnishings, and local content and statistics about a user's new neighborhood. In addition, users can build and develop customized moving checklists, store them on our site and receive reminders from us by electronic mail as each item on the checklist is triggered over time.

  SpringStreet.com, like our REALTOR.com and HomeBuilder.com web sites, generates revenues primarily from advertising products and services offered to real estate professionals. These products are targeted to property owners who operate their own rental properties and to property managers.

  Properties listed on our web site include large multi-family apartment complexes as well as smaller properties.

  Multi-Family Apartment Complexes. SpringStreet.com offers property owners and managers of multi-family apartment complexes the opportunity to list basic rental information free of charge. Basic listing information is a text-based presentation of information which summarizes rental listings in a manner similar to that which might be found in a local listing publication. We also offer enhanced features to owners and managers for a monthly subscription fee. These enhanced features can include:

  . color photos and detailed property and rental unit descriptions for all unit types, including monthly rental ranges;

  . premium placement of listings at the top of rental search results returned, as well as links to an owner's or manager's web page;

  .  maps and driving instructions to the property;

  . inquiries from renters inquiring about specific properties sent by electronic mail; and

  .  detailed monthly reports of web page and lead activity.

  Single Family Homes. Owners of individual units or small buildings listed with a REALTOR, and in some areas other real estate professionals, can list their available rental units with the individual unit listing service.

The owner completes a form which contains up to 24 standard features about the unit and its amenities. The owner can also designate special amenities about the unit and have a photo of the unit posted for an additional fee. We offer these services on a subscription basis.

 Remodel.com

  Remodel.com, a comprehensive home improvement and maintenance site, is designed for consumers seeking qualified professionals, do-it-yourselfers and home service professionals. It enables users to find local, qualified professionals through an extensive Find a Remodeler database. It also enables professionals, for a fee, to purchase a customized web site linked to Remodel.com and qualified lead referrals.

  Remodel.com also features the following content areas:

  Finance Center. Consumers can access information to help in the planning and budgeting phase of their remodeling project. Consumers can research local lenders in Find a Lender where they can view daily interest rates and use interactive calculators to help them make informed financial decisions.

  Room Designer. Users can use Room Designer to interactively design their ideal floor plan, from room dimensions to furniture selection. Consumers can rotate furniture 360 degrees or change the size, style or color of the furniture. They can also change the room size and layout with the push of a button.

  Project Calculators. Our Project Calculators help consumers plan and budget for a wide variety of the most common home improvement projects, including wallpapering a room, carpeting a room, painting and insulating.
  How-To Guides. These guides cover various aspects of renovation such as plumbing, electrical, decks, phone and yard structures. A Tool Dictionary aids individuals in differentiating various tools for their home improvement projects.

  The Featured Articles. This section includes interviews with celebrities about their remodeling projects and chronicles real homeowners' remodeling projects. The section also contains articles on home maintenance, repair and decorating written by industry experts.

 Homefair.com

  Homefair.com provides interactive tools, calculators and reports from our proprietary databases of information. These resources provide consumers considering moving to a new location with the information they need most to make decisions on whether to move, where to move, how much it may cost to move and how to make the move less stressful and more successful. In addition, Homefair.com content is syndicated to over 2,000 other web sites. These web sites promote Homefair.com in a co-branded environment, extending the reach of our content.

  Interactive Tools and Calculators. Homefair.com offers a variety of interactive tools and calculators, the most popular of which are:

  . The Salary Calculator, which compares cost of living differences in thousands of U.S. and international cities;

  . The Moving Calculator, which offers instant estimates on shipping household goods;

  . The Relocation Wizard which prepares a custom timeline to help users plan their move; and

  . The Lifestyle Optimizer, which allows users to rank cities according to their statistical preferences.

  In-Depth Reports. Homefair.com provides in-depth reports compiled from proprietary research databases. The City Reports detail demographic, crime and lifestyle information on over 1,200 U.S. cities. The School Report provides in-depth information on over 83,000 public schools.

  Full-Service Customer Support Center. Homefair.com provides relocation assistance for consumers and professionals via an off-line support center. Trained relocation specialists work with consumers on an individual basis to coordinate useful services for all facets of the moving process, including pre-move, active move, and post-move services.

 Other Advertising Services

  We currently offer the following traditional Internet advertising options on our family of web sites that may be purchased individually or in packages:

  Banner Advertising. Advertisers can purchase banner advertisements on various content areas of our family of web sites to reach consumers interested in specific regions or in specific products or services relating to the home and real estate life cycle.

  Sponsorships. Sponsorships allow advertisers to maximize their exposure on our family of web sites by featuring fixed "buttons" or other prominent placements on certain pages to gain fixed positions on our sites and present a user with the opportunity to click-through directly to their site. Sponsorships are typically sold for a fixed monthly fee over the life of the contract and may include other advertising components such as content or banner advertisements.

  Content Centers. Advertisers can sponsor a page of content featuring their products or services or purchase pop-up ads that appear in a new window when the user enters the MarketPlace. Typically, these advertisers pay us a monthly fee to sponsor the content page. These arrangements usually have a duration of six to twelve months. We also offer Finance Centers and other content areas on our sites on which advertisers can purchase banner advertisements or sponsorship buttons. We typically charge premium rates for placement in these areas because of the targeted nature of their content. Our operating agreement with the NAR contains limitations on the types of advertisers from which we can accept advertising for the real estate listings pages as well as the manner in which advertisements can be displayed on the REALTOR.com web site. Our agreement with the NAHB also contains limitations on the types of advertisers from which we can accept advertising for the HomeBuilder.com web site.

Real Estate Industry Relationships

  We have relationships with a number of important participants in the real estate industry. These include our relationships with the NAR, the NAHB, the NAHB Remodelors Council, the NARI, the AIA, the MHI, our content relationships with brokers, homebuilders and MLSs and our marketing relationships with major real estate franchises.

  National Association of REALTORS. The NAR is the largest trade association in the United States that represents real estate professionals. We have an exclusive agreement with the NAR to operate REALTOR.com as well as a license to use the "REALTOR.com" domain name and trademark and the "REALTORS" trademark. As a result of our close relationship with the NAR, we are also featured prominently for Internet-based REALTOR services in the NAR's marketing activities, conventions and conferences.

  We are required to make quarterly payments to the NAR in 2000 and each year after 2000 as follows:

  We must pay the NAR annually the lesser of:

  .  5% of RealSelect's operating revenues; or

  . 15% of RealSelect's operating revenues less the percentage of our operating revenues paid to the real property listing providers described above.

  This royalty payment is reduced by 2% to the extent earnings before interest and taxes are less than 10% of revenue, for that quarter.

  We must also pay the NAR an annual royalty equal to the lesser of (1) 5% of SpringStreet.com's rental site's operating revenues or (2) 15% of the rental site's operating revenues multiplied by the percentage of our rental property listings provided by REALTORS less the percentage of our operating revenues paid to rental property listings providers.

  National Association of Home Builders. The NAHB is the largest trade organization of home builders in the United States. In 1998, we entered into an agreement with the NAHB under which we became the exclusive provider of Internet real estate related listing services to the NAHB and its members. We also participate in their national trade shows.

  Under our agreement, the NAHB agreed it would not engage in types of activities that are competitive with HomeBuilder.com during the term of the operating agreement and for the two year period after the agreement terminates it would not:

  . engage in the electronic display, other than through analog television, of advertisements for new residential property;

  .  develop, maintain or house home pages for members of the NAHB; or

  . create Internet sites for persons affiliated with the sale or marketing of new residential real estate.

This agreement expires in June 2018 and automatically renews for successive two year periods. However, if the NAR terminates our REALTOR.com operating agreement, the NAHB can terminate the agreement within the six months following such termination, if it provides us with three months' prior notice. In addition, the NAHB can terminate the agreement within 30 days of a change of control of Homestore.com.

  National Association of Home Builders Remodelors Council and National Association of the Remodeling Industry. In September 1999, we extended our agreement with the NAHB to include the NAHB Remodelors Council. They have agreed to exclusively endorse and market Remodel.com, as it relates to:

  .  the electronic display of their members on the Remodel.com web site;

  .  web sites and home pages for remodeling contractors and manufacturers;
     and

  .  the provision of leads to contractors.

  In July 1999, we entered into an agreement with the NARI under which Remodel.com is the sole officially-endorsed web site of the NARI, as well as the exclusive provider of web sites, home pages and electronic mail services. In addition, the NARI membership database is displayed on Remodel.com. The NARI is a not-for-profit national trade association with nearly 6,000 member companies and more than 60 chapters representing professionals in the remodeling industry. This agreement expires in September 2006 and can be extended for an additional five-year term upon mutual agreement.

  Multiple Listing Services. As of December 31, 1999, we had agreements with approximately 750 of the approximately 800 MLSs. These agreements allow us to aggregate and display the MLS's property listings on our REALTOR.com web site. As of that date, these agreements gave us access to over 1.2 million of the approximately 1.3 million homes that we estimate are listed nationally. We have exclusive national Internet listing rights in key real estate markets such as Boston, Cleveland, Dallas, Denver, Philadelphia and St. Louis. We also have agreements in many key markets including Chicago, Detroit, Long Island, many portions of the greater Los Angeles area, many portions of the New York City metropolitan area, Pittsburgh and Washington, D.C. under which the respective MLSs agreed to promote REALTOR.com as its preferred Internet site. Under each of these agreements, the MLS gives us the right to display their property listings for an agreed to period of time. In exchange, we pay each MLS royalties based on revenues received from banner advertisements sold on our web site pages that contain listings from those MLSs. In addition, we pay royalties based on any revenues received from advertising products and services, such as customized web pages, sold to that MLS's members. These royalty rates range from 10% to 12% of these revenues.

  Residential Franchisers. We have agreements with each of the six major residential franchisers--Century21; Coldwell Banker; ERA; RE/MAX; GMAC Home Services, formerly Better Homes and Gardens; and Prudential, which together represent over 300,000 real estate professionals in over 17,000 offices. These agreements are marketing relationships and typically provide that Homestore.com will be featured as the real estate franchise's preferred vendor of Internet products and services to its members. In many cases, we agree to operate a web site for these companies. These agreements have terms of varying lengths, from two to five years. In addition, these agreements typically provide that the broker franchise will receive a royalty based on a percentage of sales of our advertising products and services, such as customized web pages, to its members.

  Real Estate Brokers and Agents. We have relationships with approximately 70 major brokers which allow us to exclusively list their properties on the Internet on a national basis. The brokers gave us the right to display their property listing for an agreed to period of time. Brokers who participated in our Broker Gold Program agreed to do so on an exclusive basis and also purchased shares of our preferred stock, common stock and warrants to purchase common stock. We do not make any payments to these brokers. We also operate over 200 web sites for brokers. We market to these group's members and promote our products and services in their publications and at their conferences.

  Home Builders. We have agreements with 27 of the 30 largest home builders in the United States including Centex, Pulte Home, The Ryland Group and US Home. These agreements allow us to aggregate a large number of new home listings.

  You should read the risk factors on pages 18 through 30 which more fully describe risks relating to many of these relationships in more detail.

Sales and Marketing

  An important element of our business strategy is to build brand recognition around our family of web sites and our products and services.

  Consumer Marketing. We employ a variety of methods to promote our brands. In addition to our distribution arrangements with a number of web portals and our online advertising efforts, we have an internal public relations staff. We also engage in other off-line advertising efforts, such as advertisements in targeted real estate industry publications, on radio and television stations and in other traditional media. The NAR currently highlights REALTOR.com in its television commercials as part of its ongoing consumer awareness campaign. We also conduct focus group studies, consumer surveys and usability testing to help us in designing new products and services.

  Real Estate Professional Marketing. Our sales and marketing group markets our advertising products and services to the real estate professional market, including residential and commercial REALTORS and home builders. With our relationships with leading trade organizations, as well as our relationships with major real estate franchisers and brokers, we market to these group's members and promote our advertising products and services in their publications and at their conferences.

  In addition to our advertising campaigns, our sales force is involved in our marketing process. Our account executives host office-based seminars and events coordinated with local real estate associations. We also promote our advertising products and services in local real estate professional publications and at real estate conventions and functions.

  Web Portals. We believe that our Internet distribution relationships are an important means of generating traffic on our family of web sites and building brand recognition. For example, we have an agreement with America Online which provides that our branding and content will be placed within primary real estate related areas on AOL.com, CompuServe, America Online's Digital City and America Online's proprietary service and that we will receive a number of guaranteed impressions. We also have distribution agreements with other Internet portal sites, including Excite@Home and Go Network/Infoseek. These agreements typically provide that our web sites will, for a fee, be featured through links on portions of these portals and affiliated portals dedicated to real estate. Often we provide customized versions of our web sites to these web portal sites in exchange for featuring our web sites and sharing advertising revenues. These agreements typically require us to pay a significant annual fee for these arrangements.

  Advertising. A group of our sales and marketing staff focuses on selling traditional Internet advertising, such as banner advertising, on our web sites. In instances where we develop co-branded content for a web portal site, the portal's internal sales force is typically responsible for selling advertisements on the co-branded areas. Under our advertising agreement, America Online will act as our exclusive advertising sales agent on the REALTOR.com and HomeBuilder.com web sites through March 2000. In connection with this arrangement, America Online has agreed to pay us minimum quarterly payments, subject to adjustments based on the number of page views delivered on these web sites.

  Since January 1, 1997, more than 130 companies have purchased advertising on our family of web sites. Norwest, GMAC, General Motors, Home Depot, IBM, Kmart and Stewart Title have each purchased in excess of $100,000 of advertising on our family of web sites since January 1, 1997. No single advertising customer accounted for more than 10% of our total revenues during the years ended December 31, 1997 and 1998. During the year ended December 31, 1999, one customer accounted for approximately 11% of our net revenues.

Product Development

  We believe that it is important for us to continually enhance the performance of, and features on, our family of web sites. Our development team is focused on developing products and services for consumers and real estate professionals that differentiate us from our competitors. We seek to maintain and enhance our market position by building proprietary systems and features, such as search engines for real estate listings and the technologies used to aggregate real estate content. We expect that enhancements to our family of web sites and to our products and services will come from both internally and externally developed technologies.

  Our current development activities relate to improving the functionality and performance of our family of web sites, enhancing the ability of our sites to handle larger numbers of users, and extending our custom developed web sites and other advertising products and services, as well as the development of web sites supporting new business opportunities. Future delays or unforeseen problems in these development efforts could delay the introduction of new products, services or features on our family of web sites.

  Our market is characterized by rapid technological developments, new products and services and evolving industry standards. We will be required to continually and timely improve the performance and features of our products and services, particularly in response to competitive offerings. If we do not develop new features, products or services in a timely manner or if our introductions are not commercially successful, our web sites and products and services might not be as attractive to consumers or real estate industry professionals. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or standards or other technological changes could render our products and services obsolete.

Infrastructure and Technology

  Our family of web sites is designed to provide fast, secure and reliable, high-quality access to our services, while minimizing the capital investment needed for our computer systems. Our systems supporting our family of web sites must accommodate a high volume of user traffic, store a large amount of listings and other related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in these could strain the capacity of our computers, causing slower response times or outages. We intend to pursue the development of a duplicate web site for each of our web sites' server computers to be located at a third party service provider in order to help insure maximum disaster recovery and business continuity. We host our Homestore.com, REALTOR.com and Remodel.com web sites in Thousand Oaks, California and custom broker web pages in our Milwaukee, Wisconsin facility. Our HomeBuilder.com web site is located at a third party's facility in Dallas, Texas. The SpringStreet.com web site is located in San Jose, California and our Homefair.com web site is located in Phoenix, Arizona. Because substantially all of our computer and communications hardware for each of our web sites is located at one location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and similar events. You should read the risk factors on pages 28 and 29 which more fully describe risks relating to our computer infrastructure and technology.

Customer Care

  Our success depends in part on our ability to provide efficient and personalized customer support for the real estate professional and the consumer. Our customer support process has been designed to have a member of our staff respond to customer calls in person. We believe this is critical as typical real estate professionals primarily work outside of their offices and are difficult to reach. We have also developed a call tracking system to provide personalized and timely customer care. In addition, customer care representatives respond to inquiries on how to update and edit a real estate professional's web page. They also accept inquiries from real estate professionals by electronic mail and attempt to answer them within 24 hours.

Competition

  We believe that the principal competitive factors in attracting consumers to our family of web sites are:

  . the total number of listings and the number of listings for the consumer's specific geographic area of interest available on our web sites;

  . the parties with which web site operators have listing, marketing or distribution relationships;

  . the quality and comprehensiveness of general real estate related, particularly home-buying, information available on our web sites;

  . the availability and quality of other real estate related products and services available through our web sites; and

  .  the ease of use of our web sites.

  We believe that the principal competitive factors in attracting advertisers, content providers and real estate professionals to our family of web sites are:

  .  the number of visitors to our web sites;

  . the average length of time these visitors spend viewing pages on our web sites;

  . our relationships with, and support for our services by, the NAR, the NAHB, the NAHBs Remodelors Council, the NARI, the AIA and the MHI; and

  . our relationships and national contracts with the major home builders and rental property owners and managers in the United States.

  Our main existing and potential competitors for real estate professionals and service providers, home buyers, homeowners, sellers and renters and related content include:

  . web sites offering real estate listings together with other related services, such as Apartments.com, iOwn, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet;

  . web sites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

  . web sites offering real estate improvement content and services such as ImproveNet;

  . web sites offering moving and relocation services such as MonsterData, Virtual Relocation, Lysias, School Match, and Move Central;

  . general purpose consumer web sites, such as AltaVista and Yahoo! that also offer real estate-related content; and

  .  traditional print media such as newspapers and magazines.

  Our main existing and potential competitors for advertisements may include:

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

Intellectual Property

  We regard substantial elements of our family of web sites and underlying technology as proprietary. We attempt to protect these elements and underlying technology by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. We have been issued a patent with respect to the technology we use to enable searches of the real estate listings posted on our family of web sites. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

  Our REALTOR.com domain name and the REALTOR(R) trademark are licensed to us by the NAR. If we were to lose the use of these trademarks or the "REALTOR.com" domain name, our business would suffer, and we would need to devote substantial resources towards developing an independent brand identity.

  We also hold other domain names that are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as ".com," ".net" and ".org." It is also possible that the requirements for holding a domain name could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

  We currently license from third parties technologies and information incorporated into our family of web sites. As we continue to introduce new services that incorporate new technologies and information, we may be required to license additional technology and information from others.

  Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Furthermore, other parties may assert infringement claims against us, including claims that arise from directly or indirectly providing hypertext links to web sites operated by third parties or claims based on the content on our site. These claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, might result in substantial costs and diversion of resources and management attention.

Employees

  As of December 31, 1999, we had approximately 993 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel are bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical locations is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business

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

  In addition, our operating agreement with the NAR contains restrictions on how we can operate the REALTOR.com web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by the NAR. In addition, the NAR can require us to include on REALTOR.com real estate related content it has developed. See "Related Party Transactions--Operating Agreement with the National Association of REALTORS."

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

  We were required to obtain the consent of the NAR prior to our acquisition of SpringStreet and the launch of our HomeBuilder.com web site. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of the NAR. Any future consents from the NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions. These noncompetition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

  Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

  Our operating agreement with the NAHB includes a number of restrictions on how we operate our HomeBuilder.com web site:

  . if the NAR terminates our REALTOR.com operating agreement, for the next six months the NAHB can terminate this agreement with three months' prior notice;

  . we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com web site that contain new home listings; and

  . the NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

  Our SpringStreet.com web site is subject to a number of restrictions on how it may be operated.

  In agreeing to our acquisition of SpringStreet Inc., the NAR imposed a number of important restrictions on how we can operate the SpringStreet.com web site. These include:

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

  . without the consent of the NAR, prior to the time we are using a REALTOR- branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com web site and vice versa;

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

  Approval rights. RealSelect's certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com web site and real property advertising programming for electronic display and related businesses. Without the consent of six-sevenths of the members of the RealSelect board of directors, which would have to include at least one NAR appointed director, this limited purpose provision cannot be amended.

  RealSelect's bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect board of directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget that from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by Homestore.com. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, including a NAR representative, we would need to fund those expenditures.

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

  Stockholders holding approximately 61.1% of our outstanding capital stock at December 31, 1999 have agreed to restrict the sale of their shares of common stock. Without the prior consent of the NAR, these stockholders may not transfer these shares of common stock to a person, other than to each other, whose primary business is "real estate-related" or to a transferee who will become a holder of more than 5% of our capital stock as a result of the transfer from the stockholder. Accordingly, these types of changes of control, even if favorable to stockholders, could be prohibited or restricted absent the NAR's consent.

 It is difficult to evaluate our current business due to our limited history with our current business.

  HomeBuilder.com was added to our family of web sites in July 1998 after our acquisition of MultiSearch Solutions. Our Remodel.com web site was launched in September 1999. We acquired our SpringStreet.com web site in June 1999 and our Homefair.com web site in October 1999. Therefore, we have only a limited operating history with our current business. This limited history makes it difficult to evaluate our current business and prospects.

 We have a history of losses and expect losses for the foreseeable future.

  We have experienced operating losses in each quarterly and annual period since 1993, and we incurred operating losses of $95.4 million for the year ended December 31, 1999. On a pro forma basis, we incurred operating losses of $87.1 million in 1998 and $129.2 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $155.7 million, and we expect to incur losses for the foreseeable future. The size of these losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 1999, we had approximately $177.6 million of deferred stock-based compensation and intangible assets to be amortized.

  It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web sites as well as for any other products and services we may add. To accomplish this, we will continue to develop our content and expand our marketing and promotion activities, direct sales force and other services. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. With increased expenses, we will need to generate significant additional revenues to achieve profitability. As a result, we may never achieve or sustain profitability, and, if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-K:

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

  We have rapidly and significantly expanded our operations, both by acquisition and organic growth, and expect to continue to expand our operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. For example, we have grown to approximately 993 employees on December 31, 1999 from 79 employees on December 31, 1997.

 We depend on distribution agreements with a number of Internet portals to generate traffic on our family of web sites.

  We believe that a substantial portion of our consumer traffic comes from the following Internet portal sites: America Online, Excite@Home and Go Network/Infoseek. On some of these sites we are featured as the exclusive provider of home listings. We intend to pursue additional distribution relationships in the future although we may not succeed in these efforts. To secure both exclusive and non-exclusive distribution relationships, we often pay significant fees. However, we may not experience sustained increases in user traffic from these distribution relationships.

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

  Our main existing and potential competitors for real estate professionals and service providers, home buyers, homeowners, sellers and renters and related content include:

  . web sites offering real estate listings together with other related services, such as Apartments.com, iOwn, Microsoft's HomeAdvisor, NewHomeNetwork.com, Move.com and RentNet;

  . web sites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

  . web sites offering real estate improvement content and services such as ImproveNet;

  . web sites offering moving and relocation content and services such as MonsterData, Virtual Relocation, Lysias, School Match, and Move Central;

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

  Our recent acquisitions, including SpringStreet.com in June 1999 and Homefair in October 1999, and any future acquisitions may result in our not achieving the desired benefits of the transaction. Risks related to our acquisitions include:


  .  difficulties in assimilating the operations of the acquired businesses;

  .  potential disruption of our existing businesses;

  .  the potential need to obtain the consent of the NAR;

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

  We have no employment agreements that prevent any of our key personnel from terminating their employment at any time. Although we have obtained "key-person" life insurance for Mr. Wolff, we believe this coverage will not be sufficient to compensate us for the loss of his services.

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

  Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com web site address, or domain name, and trademark and the REALTOR(R) trademark are important to our business and are licensed to us by the NAR. If we were to lose the REALTOR.com domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

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

  Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. For instance, we are limited in the criteria upon which we may base searches of our real estate listings such as age or race. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, SpringStreet.com was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

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

  Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Thousand Oaks, California and our other offices in Dallas, Texas; Milwaukee, Wisconsin; Phoenix, Arizona; and San Jose, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

 We face Year 2000 related risks.

  Although we did not experience material Year 2000 problems in the brief period since January 1, 2000, our computer systems could, at a later date, have failures or miscalculations resulting from issues with respect to the Year 2000, causing disruptions of operations, including, among other things, a temporary inability to process searches, post listings, track advertising or engage in similar normal business activities. Any undetected significant Year 2000 failure could prevent us from operating our business, prevent users from accessing our family of web sites or change the behavior of advertisers, consumers or persons accessing our family of web sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

  The market price for our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors, including the following, some of which are beyond our control:

  .  actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations or new products or services by us or our competitors;

  .  changes in financial estimates by securities analysts;

  . conditions or trends in the Internet and/or real estate and real estate-related industries;

  . changes in the economic performance and/or market valuations of other Internet or online commerce companies;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

  .  additions or departures of key personnel;

  . release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

  .  potential litigation.

  If our stock price continues to be volatile, we could face securities class action lawsuits.

  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause our stock price to fall.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Some of the statements under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate,""believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Additional Factors" and elsewhere in this Form 10-K.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

ITEM 2. PROPERTIES

  We maintain the following facilities:

                                                            Square   Lease
                                          Location           Feet  Expiration
                                          --------          ------ ----------
   Principal executive and corporate
    offices.............................. Thousand Oaks, CA 51,000    2003
   HomeBuilder.com offices............... Dallas, TX        11,500    2000
   SpringStreet.com offices.............. San Francisco, CA 16,000    2004
   Broker web site facilities............ Milwaukee, WI     16,800    2003
   Homefair.com offices.................. Fairfield, CT      3,500    2001
   Operations center and offices......... Scottsdale, AZ    14,000    2001

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Form 10-K we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

  In July 1999, Cendant Corporation filed a complaint against us claiming that we fraudulently induced it into entering the Listings License Agreement by failing to fulfill a promise to use reasonable good faith efforts to give Cendant the opportunity to invest in our company prior to our initial public offering. On October 22, 1999, we announced a settlement of the Cendant litigation, under which Cendant received 250,000 shares of our common stock and agreed to take various actions to reaffirm the various alliance agreements it has with us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote by security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  The Company's common stock has been traded on the Nasdaq National Market under the symbol HOMS since the Company's initial public offering on August 5, 1999. The following table shows the high and low sale prices of the Company's common stock as reported by the Nasdaq National Market for the periods indicated.

     1999                                                     High     Low
     ----                                                     -----    ----
     Third Quarter (from August 5, 1999)..................... $ 59 7/8 $19 3/4
     Fourth Quarter..........................................  109      33
     2000
     ----
     First Quarter (through March 9, 2000)...................  138      53

  As of February 29, 2000, there were approximately 505 record holders of the Company's common stock.

Dividends

  We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $.08 to be paid on the one share of our Series A preferred stock held by the NAR.

Recent Sales of Unregistered Securities

  Information concerning unregistered sales of securities by the Company during 1999 is incorporated by reference to that portion of the information contained in Part II, Item 15 of the Company's registration statement on Form S-1, file no. 333-94467, relating to sales of securities during 1999. Such information is also filed as an exhibit to this Form 10-K.

Use of Proceeds

  On January 27, 2000, a registration statement on Form S-1 (No.333-94467) was declared effective by the SEC, pursuant to which 4,073,139 shares of the Company's common stock were offered and sold for the account of the Company at a price of $110.00 per share, generating gross offering proceeds of $448.0 million for the account of the Company. In addition, 4,226,861 shares of the Company's common stock were offered and sold on behalf of selling stockholders at a price of $110.00 per share, generating gross offering proceeds of $465.0 million for the account of selling stockholders. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Donaldson, Lufkin & Jenrette, Robertson Stephens, Chase H&Q and Wit Capital Corporation.

  In connection with the offering, the Company incurred $17.9 million in underwriting discounts and commissions, and $900,000 in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $429.2 million.

  On August 4, 1999, a registration statement on Form S-1 (No.333-79689) was declared effective by the SEC, pursuant to which 8,050,000 shares of the Company's common stock were offered and sold for the account of the Company at a price of $20.00 per share, generating gross offering proceeds of $161.0 million. Each outstanding share of preferred stock, except for one share of Series A preferred stock, was automatically converted into five shares of common stock upon the closing of the initial public offering. The managing underwriters were Morgan Stanley Dean Witter, Donaldson, Lufkin & Jenrette, Merrill Lynch & Co. and Robertson Stephens.

  In connection with the offering, the Company incurred $11.3 million in underwriting discounts and commissions, and $4.1 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were $145.6 million.

  The Company has used a portion of the net proceeds of the two offerings as follows: (1) $37.5 million for the repayment of the promissory note issued in connection with the Homefair acquisition, (2) $6.3 million as a payment to America Online under a distribution agreement (3) $1.0 million as a payment to RE/MAX under a marketing services agreement, (4) $900,000 for partial repayment of a note issued in connection with the acquisition of The Enterprise of America, Ltd. and (5) $600,000 payment to the NAR under the REALTOR.com operating agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  You should read the following selected consolidated financial data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from the audited consolidated financial statements of Homestore.com included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and 1996, and the consolidated balance sheet data as of December 31, 1995, 1996 and 1997, have been derived from our audited and unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements have been prepared on substantially the same basis as the consolidated audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the period. The unaudited pro forma data for the year ended December 31, 1999 is derived from unaudited pro forma condensed consolidated statement by operations included elsewhere in this Form 10-K.

  As a result of the reorganization of our holding company structure and due to the fact that our historical results of operations, financial condition and cash flows were insignificant prior to December 4, 1996, management believes that a pro forma presentation, which includes a comparison of results of operations and financial condition of NetSelect, Inc., NetSelect, LLC, Homestore.com and RealSelect on a combined basis for 1998 and 1999 is the only meaningful basis of presentation for investors in evaluating our historical financial performance. See the basis of presentation described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The unaudited pro forma condensed consolidated statement of operations data assume that the following transactions occurred on January 1, 1999, except for preferred stock issued in connection with an acquisition. For this preferred stock, the weighted average shares reflect the preferred stock as if it had been issued as of January 1, 1999, or the date of issuance, if later:

  . conversion of preferred stock in connection with the initial public offering;

  . our acquisition of SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of our common stock, with an estimated fair value of $51.7 million;

  . our acquisition of Homefair for 250,000 shares of our common stock, with an estimated fair value of $11.2 million, a $37.5 million promissory note and $35.8 million in cash and other acquisition-related expenses; and

  . the reorganization of our holding company structure in February 1999 by merging NetSelect, Inc. and NetSelect, LLC with InfoTouch.

  The unaudited consolidated pro forma data may not, however, be indicative of the consolidated results of operations of Homestore.com that actually would have occurred had the transactions reflected in the unaudited consolidated pro forma results of operations occurred at the beginning of the period presented, or of the consolidated results of operations that we may achieve in the future.

                                          Actual                     Pro-Forma
                             -------------------------------------   ---------
                                  Year Ended December 31,            Year Ended
                             -------------------------------------  December 31,
                             1995    1996   1997   1998     1999        1999
                             -----  ------  -----  -----  --------  ------------
                               (in thousands, except for per share data)
Consolidated Statement of
 Operations Data:
Revenues...................  $ 857  $1,360  $  42  $ --   $ 62,580   $  73,367
Cost of revenues (excluding
 $1,432 in pro forma non-
 cash equity charges for
 the year ended December
 31, 1999).................     58      42      6    --     21,022      24,321
                             -----  ------  -----  -----  --------   ---------
 Gross profit..............    799   1,318     36    --     41,558      49,046
Operating expenses:
Sales and marketing
 (excluding $16,383 in pro
 forma non-cash equity
 charges for the year ended
 December 31, 1999)........    559     479     14    --     70,384      82,003
Product development
 (excluding $677 in pro
 forma non-cash equity
 charges for the year ended
 December 31, 1999)........    474     629    --     --      4,933       6,704
General and administrative
 (excluding $5,547 in pro
 forma non-cash equity
 charges for the year ended
 December 31, 1999)........    649     441     38      2    21,781      28,620
Amortization of intangible
 assets....................    --      --     --     --     10,192      28,476
Stock-based charges........    --      --     --     --     21,227      24,039
Litigation settlement......    --      --     --     --      8,406       8,406
                             -----  ------  -----  -----  --------   ---------
 Total operating expenses..  1,682   1,549     52      2   136,923     178,248
                             -----  ------  -----  -----  --------   ---------
Loss from operations.......   (883)   (231)   (16)    (2)  (95,365)   (129,202)
Interest and other income
 (expense), net............    (30)    (21)    (1)   --      2,358      (2,844)
                             -----  ------  -----  -----  --------   ---------
Net loss...................   (913)   (252)   (17)    (2)  (93,007)   (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock.....................    --      --     --     --     (2,299)        --
                             -----  ------  -----  -----  --------   ---------
Net loss applicable to
 common stockholders.......  $(913) $ (252) $ (17) $  (2) $(95,306)  $(132,046)
                             =====  ======  =====  =====  ========   =========
Net loss per share
 applicable to common
 stockholder--basic and
 diluted...................  $(.37) $ (.07) $ --   $ --   $  (2.32)  $   (2.11)
                             =====  ======  =====  =====  ========   =========
Weighted average shares--
 basic and diluted.........  2,435   3,477  8,650  8,901    41,142      62,474
                                    As of December 31,
                             -------------------------------------
                             1995    1996   1997   1998     1999
                             -----  ------  -----  -----  --------
                                      (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents..  $   5  $   36  $ 155  $  71  $ 90,382
Working capital
 (deficiency)..............   (200)    (46)   (37)     1    40,822
Total assets...............    181      77    155     71   276,563
Notes payable, long term
 and current...............    --      --     --     --     38,576
Total stockholders' equity
 (deficit).................   (150)   (116)  (133)   (95)  276,563

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with the unaudited pro forma condensed combined consolidated financial statements and the consolidated financial statements and related notes of Homestore.com appearing elsewhere in this Form 10-K.

Overview

 Basis of Presentation

  Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to the NAR in exchange for the rights to operate the REALTOR.com web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

  The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

  Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital. We developed our first web site, REALTOR.com, in cooperation with the NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

  Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 4 of Homestore.com's Notes to Consolidated Financial Statements. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

  The following chart illustrates our corporate structure immediately prior to the Reorganization in February 1999:

                     [CHART OF PRIOR CORPORATE STRUCTURE]

  The following chart illustrates our current corporate structure:

                    [CHART OF CURRENT CORPORATE STRUCTURE]

  Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. For the years ended December 31, 1997 and 1998, and through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the twelve months ended December 31, 1998 and 1999 has been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of NSI for the years ended December 31, 1997 and 1998 has also been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of Homestore.com has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

  Acquisitions. In March 1998, we acquired The Enterprise of America, Ltd., or The Enterprise, a provider of web hosting services for real estate brokers, for $3.0 million in cash, notes and stock. In July 1998, we acquired MultiSearch Solutions, Inc., or MultiSearch, the initial developer of the HomeBuilder.com web site, for $8.7 million in cash, notes and stock. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. In October 1999, we acquired all of the outstanding capital stock of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc., collectively Homefair, for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock. Each of these acquisitions has been included in the pro forma results of operations as if it had occurred at the beginning of each period presented.

  We will seek to continue to expand our current offerings by acquiring additional businesses, technologies, product lines or service offerings from third parties. We may be unable to identify future acquisition targets and may be unable to complete future acquisitions. Even if we complete an acquisition, we may have difficulty in integrating it with our current offerings, and any acquired features, functions or services may not achieve market acceptance or enhance our brand loyalty. Integrating newly acquired organizations and products and services could be expensive, time consuming and a strain on our resources.

 Accounting Policies

  Revenues. We derive our revenues from the sale of marketing and advertising products and services to real estate agents and brokers, home builders, property owners and managers. We also sell advertising banners and traditional Internet sponsorships on our web sites. Substantially all of our agent advertising products and many of our property owner and manager advertising products are sold in annual subscriptions and, accordingly, we defer these revenues and recognize them ratably over the life of the contract, generally 12 months. These prepayments appear on our balance sheet as deferred revenues. In addition, we sell banner advertising pursuant to contracts with terms varying from three months to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. We also sell leads and referrals to companies in the relocation industry pursuant to short-term contracts. Revenue from leads, referrals and other performance-based arrangements is recognized as leads and referrals are delivered or other performance criteria are met, provided no significant obligations remain and collection of the related receivable is probable.

  Cost of revenues. Cost of revenues consists of salaries, benefits, and consulting fees related to our web site operations, credit card processing fees, data aggregation costs and costs associated with printing our new home directories. Cost of revenues also includes royalties paid to third-party real estate listings providers. These royalties are capitalized and amortized over the related contract period and are classified on our balance sheet as deferred royalties.

  Real estate listings providers generally receive 10% to 12% of the gross revenues that we generate from their listings. Some real estate listings providers have entered into national arrangements with us, under which we have the exclusive right to list their properties on the Internet. The royalty rate for agreements with these real estate listings providers is slightly higher than for other providers. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase. We also expect that cost of revenues will increase as we continue to make investments to increase the capacity and speed of our family of web sites.

  Sales and marketing. Sales and marketing expenses include salaries, sales commissions, benefits, travel and related expenses for our direct sales force, customer service, marketing, and sales support functions. Sales and marketing expenses also include fees associated with our Internet portal distribution agreements and marketing and listing agreements with real estate franchises. These fees are amortized on a pro rata basis over the terms of the agreements. We expect to significantly increase the absolute dollar amount of spending in sales and marketing activities over the next year in an effort to drive consumer traffic to our family of web sites and to increase brand awareness.

  Product development. Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our family of web sites, including salaries and related expenses for our web site design staff, as well as costs for contracted services, content, facilities and equipment. We believe that a significant level of product development activity and expense is required in order to remain competitive with new and existing web sites. Accordingly, we anticipate that we will continue to devote substantial resources to product development and that the absolute dollar amount of these costs will increase in future periods.

  General and administrative. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include occupancy costs, fees for professional service, and depreciation. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

  Amortization of intangible assets. Amortization of intangible assets consists of goodwill and other purchased intangibles resulting from the acquisitions of The Enterprise, MultiSearch, SpringStreet and Homefair. Goodwill and all other purchased intangibles are being amortized on a straight-line basis over the estimated periods of benefit ranging from three to five years. In addition, in connection with our formation, we entered into an operating agreement with the NAR and received intellectual property. Under the operating agreement with the NAR, we made various payments in which we issued common stock to the NAR for the right to use the REALTOR.com trademark and domain name and the "REALTOR" trademark and for the exclusive use of the web site for real estate listings. The intellectual property, the stock issued and payments made to the NAR, as well as milestone-based amounts subsequently earned by the NAR have been recorded as intangible assets and are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

  We have only a limited operating history under our current business model. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to respond to highly competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute our marketing plans, continue to upgrade our technologies, develop new distribution channels, and improve operational and financial systems. Although our revenues have grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve profitability or, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth under the caption "Additional Factors."

Pro Forma Results of Operations

  The following tables set forth certain pro forma consolidated statement of operations data for the periods indicated and assume that the following transactions had occurred as of January 1, 1998:

  . our acquisition of The Enterprise for 525,000 shares of common stock, with an estimated fair value of $525,000, a $2.2 million note payable, and $705,000 in cash and other acquisition-related expenses;

  . our acquisition of MultiSearch for convertible preferred stock equivalent to 1,625,000 shares of our common stock, with an estimated fair value of $4.8 million, a $3.6 million note payable and $875,000 in cash and other acquisition-related expenses;

  . our acquisition of SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of our common stock, with an estimated fair value of $51.7 million;

  . our acquisition of Homefair for 250,000 shares of our common stock, with an estimated fair value of $11.2 million, a $37.5 million promissory note, and $35.8 million in cash and other acquisition-related expenses; and

  . the reorganization of our holding company structure as previously described.

  The unaudited consolidated pro forma data may not, however, be indicative of the consolidated results of operations of Homestore.com that actually would have occurred had the transactions reflected in the unaudited consolidated pro forma results of operations occurred at the beginning of the periods presented, or of the consolidated results of operations that we may achieve in the future.

                                                     Year Ended December 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
Pro Forma Consolidated Statement of Operations
 Data:
Revenues...........................................  $    23,123  $     73,367
Cost of revenues (excluding $141 and $1,432 in non-
 cash equity charges for the years ended December
 31, 1998 and 1999, respectively)..................       10,133        24,321
                                                     -----------  ------------
  Gross profit.....................................       12,990        49,046
Operating expenses:
  Sales and marketing (excluding $506 and $16,383
   in non-cash equity charges for the years ended
   December 31, 1998 and 1999, respectively).......       34,560        82,003
  Product development (excluding $78 and $677 in
   non-cash equity charges for the years ended
   December 31, 1998 and 1999, respectively).......        5,585         6,704
  General and administrative (excluding $837 and
   $5,547 in non-cash equity charges for the years
   ended December 31, 1998 and and 1999,
   respectively)...................................       11,608        28,620
  Amortization of intangible assets................       27,897        28,476
  Stock-based charges..............................       20,455        24,039
  Litigation settlement............................          --          8,406
                                                     -----------  ------------
  Total operating expenses.........................      100,105       178,248
                                                     -----------  ------------
Loss from operations...............................      (87,115)     (129,202)
Interest and other expense, net....................       (6,090)       (2,844)
                                                     -----------  ------------
Net loss...........................................  $   (93,205) $   (132,046)
                                                     ===========  ============
As a Percentage of Pro Forma Revenues:
Revenues...........................................          100%          100%
Cost of revenues...................................           44            33
                                                     -----------  ------------
  Gross profit.....................................           56            67
Operating expenses:
  Sales and marketing..............................          149           112
  Product development..............................           24             9
  General and administrative.......................           50            39
  Amortization of intangible assets................          121            39
  Stock-based charges..............................           88            33
  Litigation settlement............................          --             11
                                                     -----------  ------------
  Total operating expenses.........................          432           243
                                                     -----------  ------------
Loss from operations...............................         (376)         (176)
Interest and other expense, net....................          (27)          ( 4)
                                                     -----------  ------------
Net loss...........................................        (403)%        (180)%
                                                     ===========  ============

Pro Forma for the Years Ended December 31, 1999 and 1998

 Revenues

  Pro forma revenues increased to $73.4 million in 1999 from $23.1 million in 1998. The increase was primarily due to increased revenue from professional subscriptions, as well as an increase in advertising revenue. The growth in revenue from professional subscriptions was due to an increase in the number of subscribers on our family of web sites. The growth in advertising revenue was primarily driven by increased sponsorships, including the GMAC Mortgage and GMAC Home Services alliance agreements announced in November 1999 as well as the Norwest Mortgage alliance announced in August 1999. Banner advertising revenues also increased primarily as a result of increased traffic to our web sites in 1999 as compared to 1998.

 Cost of Revenues

  Pro forma cost of revenues increased to $24.3 million in 1999 from $10.1 million in 1998. The increase was due primarily to our overall increased sales volume and increased activity during 1999 as compared to 1998. Our pro forma gross margin in 1999 was 67%, up from 56% for 1998, primarily due to increased advertising revenue.

 Operating Expenses

  Sales and marketing. Pro forma sales and marketing expenses increased to $82.0 million in 1999 from $34.6 million in 1998. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution agreements and marketing and listing agreements which we entered into throughout 1998 and 1999. The increase was also due to the significant growth of our direct sales force in the third and fourth quarters of 1998, resulting in increased salaries and commissions and related travel and entertainment expenses. Increased sales volume also contributed to an increase in sales related collateral materials. Increases in advertising, promotional material and trade show expenses also contributed to the increase.

  Product development. Pro forma product development expenses increased to $6.7 million in 1999 from $5.6 million in 1998. The increase was primarily due to costs associated with the launch of Remodel.com and the re-launch of the Homestore.com web site, including salaries and related expenses for staff, as well as contracted services.

  General and administrative. Pro forma general and administrative expenses increased to $28.6 million in 1999 from $11.6 million in 1998. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as a public company. Facility costs associated with our new corporate office also increased.

  Amortization of intangible assets. Pro forma amortization of intangible assets was $28.5 million in 1999 as compared to $27.9 million in 1998.

 Stock-based charges

  Stock Options. In connection with the grant of stock options to employees during 1997, 1998 and 1999, we recorded aggregate deferred compensation of approximately $23.9 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally four years.

  Stock. In August 1998, we sold convertible preferred stock equivalent to 8,320,245 shares of common stock at a purchase price of $4.80 per share and 8,369,955 shares of common stock at a purchase price of $1.26 per share. We incurred a non-cash charge of $18.9 million for the year ended December 31, 1998, which represents the difference between the deemed fair value of the stock and the price paid by the investors as stock-based compensation in 1998.

  In addition, in 1999, we recorded as pro forma deferred compensation the $6.0 million difference between the deemed fair value of the stock sold in connection with our Broker Gold program and the price paid. We are amortizing this amount ratably over the two-year term of the Broker Gold agreements, resulting in a non-cash charge of $2.8 million in 1999.

  Warrants. In connection with entering into a distribution agreement with America Online in April 1998, we issued warrants to purchase 792,752 shares of our common stock at a weighted average exercise price of $7.00 per share. We incurred a total charge of $12.6 million which is being amortized over the remaining term of the distribution agreement, approximately two years. The non-cash charge for these warrants totaled approximately $3.0 million in 1999.

  In February 1999, we closed a private equity offering to real estate brokers under our Broker Gold program. We also issued warrants to purchase up to 364,110 shares of our common stock with an exercise price of $20.00 per share. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two-year Broker Gold program agreements. The non-cash charges for these warrants totaled approximately $1.2 million in 1999.

  Throughout 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $3.6 million in 1999.

  In August 1999, in connection with an advertising agreement with Norwest Mortgage, we issued it a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over the two-year term of the agreement. The non-cash charge for this warrant totaled approximately $724,000 in 1999.

  In October 1999, in connection with an advertising agreement with GMAC Mortgage Corporation, we issued it a warrant to purchase 119,048 shares of our common stock at an exercise price of $42.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $1.1 million which is being recognized as expense over the two-year term of the agreement. The non-cash charge for this warrant totaled approximately $88,000 in 1999.

  In February 2000, we issued warrants to purchase up to 520,749 of our common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years at the end of their existing two-year term. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a charge of approximately $24.3 million which will be recognized as expense over three years.

  Litigation Settlement. On October 22, 1999, we announced a settlement of litigation with Cendant Corporation. As part of the settlement, Cendant received 250,000 shares of our common stock. We incurred a non-cash charge of $8.4 million in connection with the issuance of the 250,000 shares of our common stock in the year ended December 31, 1999.

 Interest and Other Expense, Net

  Pro forma interest income consists of earnings on our cash and cash equivalents, net of (1) imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise and MultiSearch and (2) interest expense incurred on the note payable issued in connection with our Homefair acquisition. Interest and other expense decreased to $2.8 million in 1999 from $6.1 million in 1998. The decrease was primarily due to interest income earned on a higher average cash balances as a result of our initial public offering proceeds.

 Income Taxes

  As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes in 1999 and 1998. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Historical Results of Operations of NetSelect, Inc.

  The following table sets forth certain historical data from NetSelect, Inc.'s consolidated statement of operations. These results reflect NSI's consolidation of RealSelect for the indicated periods prior to the Reorganization. On February 4, 1999, NetSelect, Inc. entered into a non-substantive share exchange and was merged into InfoTouch. The information for the period from January 1, 1999 to February 4, 1999 has been derived from NetSelect, Inc.'s unaudited consolidated financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with NetSelect, Inc.'s consolidated financial statements and related notes contained elsewhere in this Form 10-K.

                                                    Year Ended
                               October 28, 1996    December 31,     January 1 to
                                (Inception) to   -----------------  February 4,
                               December 31, 1996  1997      1998        1999
                               ----------------- -------  --------  ------------
                                                                    (unaudited)
Consolidated Statement of
 Operations Data:
Revenues.....................        $ --        $ 1,282  $ 15,003    $ 2,433
Cost of revenues (excluding
 $51, $141 and $55 in non-
 cash equity charges for the
 years ended December 31,
 1997 and 1998 and January 1,
 1999 to February 4, 1999,
 respectively)...............          --            335     7,338        798
                                     -----       -------  --------    -------
 Gross profit................          --            947     7,665      1,635
                                     -----       -------  --------    -------
Operating expenses:
 Sales and marketing
  (excluding $108, $506 and
  $188 in non-cash equity
  charges for the years ended
  December 31, 1997 and 1998
  and January 1, 1999 to
  February 4, 1999,
  respectively)..............            9         3,200    25,560      4,064
 Product development
  (excluding $26, $78 and $26
  in non-cash equity charges
  for the years ended
  December 31, 1997 and 1998
  and January 1, 1999 to
  February 4, 1999,
  respectively)..............            4           506     4,139        174
 General and administrative
  (excluding $72, $837 and
  $300 in non-cash equity
  charges for the years ended
  December 31, 1997 and 1998
  and January 1, 1999 to
  February 4, 1999,
  respectively)..............          348         2,687     6,929      1,053
 Amortization of intangible
  assets.....................           30           360     1,893        261
 Stock-based charges.........          --            257    20,455        569
                                     -----       -------  --------    -------
 Total operating expenses....          391         7,010    58,976      6,121
                                     -----       -------  --------    -------
Loss from operations.........         (391)       (6,063)  (51,311)    (4,486)
Interest and other income
 (expense), net..............            1            74       121         (5)
                                     -----       -------  --------    -------
Net loss before minority
 interest....................         (390)       (5,989)  (51,190)    (4,491)
Minority interest............          213         1,239       222        --
                                     -----       -------  --------    -------
Net loss.....................        $(177)      $(4,750) $(50,968)   $(4,491)
                                     =====       =======  ========    =======

                                                     Year Ended
                                                    December 31,    January 1 to
                                                    --------------  February 4,
                                                     1997    1998       1999
                                                    ------  ------  ------------
                                                                    (unaudited)
As a Percentage of Revenues:
Revenues..........................................     100%    100%      100%
Cost of revenues..................................      26      49        33
                                                    ------  ------     -----
 Gross profit.....................................      74      51        67
                                                    ------  ------     -----
Operating expenses:
 Sales and marketing..............................     250     170       167
 Product development..............................      39      28         7
 General and administrative.......................     211      46        43
 Amortization of intangible assets................      28      13        11
 Stock-based charges..............................      20     136        23
                                                    ------  ------     -----
 Total operating expenses.........................     548     393       251
                                                    ------  ------     -----
Loss from operations..............................    (474)   (342)     (184)
Interest and other income (expense), net..........       6       1       --
                                                    ------  ------     -----
Net loss before minority interest.................    (468)   (341)     (184)
Minority interest.................................      97       1       --
                                                    ------  ------     -----
Net loss..........................................   (371)%  (340)%    (184)%
                                                    ======  ======     =====

Years Ended December 31, 1998 and 1997 and the Period From October 28, 1996 (Inception) to December 31, 1996

  Due to the fact that NetSelect, Inc.'s historical results of operations from the period of October 28, 1996 (Inception) to December 31, 1996 are insignificant, management believes that a comparison analysis between this period and the comparable period in 1997 would not be meaningful.

 Revenues

  Revenues increased to $15.0 million in 1998 from $1.3 million in 1997. The increase was primarily due to growth across our business, including the number of agent and broker web site home pages sold and an increase in banner advertising revenues primarily as a result of increased traffic to our web sites in 1998.

 Cost of Revenues

  Cost of revenues increased to $7.3 million in 1998 from $335,000 in 1997. The increase was primarily due to our overall increased sales volume and activity during 1998.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses increased to $25.6 million in 1998 from $3.2 million in 1997. The increase was primarily due to our overall increased sales volume and activity during 1998. Specifically, sales and marketing-related payroll, including commissions, increased as a result of the increased sales volume and growth in our sales force in 1998. This increase was also due to costs related to Internet portal distribution fees and marketing and listing fees paid to real estate franchises. Increases in public relations campaign, promotional material and trade show expenses also contributed to the increase.

  Product development. Product development expenses increased to $4.1 million in 1998 from $506,000 in 1997. The increase was primarily due to increases in site design expenses, including salaries and related expenses, as well as costs for contracted services. In addition, costs incurred in the redesign of our REALTOR.com web site, which began in June 1998 and was completed in December 1998, contributed to the increase.

  General and administrative. General and administrative expenses increased to $6.9 million in 1998 from $2.7 million in 1997. The increase was primarily due to hiring key management personnel and additional staff to manage and support our significant growth during 1998. Personnel-related costs, including recruiting costs, legal and, to a lesser extent, consulting fees also contributed to the increase. We also incurred costs associated with the relocation of our corporate office.

  Amortization of intangible assets. Amortization of intangible assets was $1.9 million in 1998 as compared to $360,000 in 1997 as a result of The Enterprise and MultiSearch acquisitions in March and July of 1998.

  Stock-based charges. During 1997 and 1998, we recorded total deferred compensation of $10.5 million in connection with stock option grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in expense of $1.6 million in 1998, as compared to $257,000 in 1997.

  In connection with the August 1998 Series F financing, we recognized the $18.9 million difference between the deemed fair value of the stock and the price paid by investors as stock-based charges in 1998.

 Interest and Other Income (Expense), Net

  Interest income increased to $583,000 in 1998 from $98,000 in 1997. The increase was primarily due to higher average cash balances. Interest expense increased to $365,000 in 1998 from $24,000 in 1997.

  Other expense in 1998 included a write-off or leasehold improvements and a loss on disposal of certain office furniture and equipment relating to the relocation of our corporate office.

 Income Taxes

  As of December 31, 1998, we had $36.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to a likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Liquidity and Capital Resources

  Since 1993, we have funded our operations and met our capital expenditure requirements through the sale of equity securities, cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. At December 31, 1999, we had cash and cash equivalents of $90.4 million as compared to $14.8 million at December 31, 1998.

  Net cash used in operating activities was $51.0 million in 1999 and $28.2 million in 1998. Net cash used in operating activities in each of these periods was primarily the result of net operating losses and payments required to be made relating to our Internet portal distribution and marketing and listing agreements entered into in 1998. These operating cash outflows were partially offset by depreciation, amortization and non-cash equity charges and increases in accounts payable, accrued liabilities and deferred revenues.

  Net cash used in investing activities was $29.0 million in 1999, compared to $5.3 million in 1998. To date, our investing activities have consisted of acquisitions, purchases of property and equipments and strategic operating agreements. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock and assumed $10.2 million in cash. In October 1999, we used $35.0 million in cash to fund part of the purchase price for Homefair. In March 1998 and July 1998, we acquired The Enterprise and MultiSearch, respectively for an aggregate purchase price of $11.7 million, of which $1.6 million represented cash payments. Capital expenditures for property and equipment totaled $3.9 million and $4.0 million in 1998 and 1999, respectively. During 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement.

  Net cash provided by financing activities was $155.6 million in 1999 and $45.1 million in 1998. Cash was provided primarily from net proceeds from the sale of our common and preferred stock. In April 1999, we issued convertible preferred stock equivalent to 1,704,775 shares of common stock for $17.0 million. In August 1999, we completed our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $20.00 per share; raising approximately $145.6 million, after deducting underwriting discounts and commissions and offering expenses. We also repurchased shares of our common and preferred stock in 1998 and 1999 and repaid notes payable.

  On August 11, 1999, we issued America Online warrants to purchase up to 107,527 shares of common stock, at an exercise price of $18.60 per share. On August 12, 1999, the warrants were exercised in full, resulting in total proceeds of $2.0 million.

  As of December 31, 1999, we had $90.4 million in cash and cash equivalents. In January 2000, we completed a secondary public offering in which we sold 4,073,139 shares of our common stock at a price of $110.00 per share; raising approximately $429.2 million, after deducting underwriting discounts and commissions and offering expenses. We currently anticipate that our existing cash and cash equivalents, any cash generated from operations, together with net proceeds from our secondary public offering, will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

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

Year 2000 Compliance

  The Year 2000 Issue refers generally to the problems that some computer systems may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We have experienced no material Year 2000 problems in the brief period since January 1, 2000. We continue to monitor our systems for Year 2000 compliance.

  Internal Infrastructure. As a result of building a new data center in our Thousand Oaks, California facility, we believe that our computer network for running our Homestore.com, REALTOR.com, and Remodel.com web sites is running on Year 2000 compliant hardware and software purchased within the previous 10 months. Our primary Internet service providers have provided statements of compliance for their networks.

  We have been informed by our various vendors for our web site and for the web site that we host that the material hardware and software components used for the sites are Year 2000 compliant.

  Internal Business Systems. Our primary management information and business systems are running on third party software packages purchased and implemented during the first quarter of 1999. The vendors of each of these packages have provided Year 2000 compliance statements. For internally developed software, we have supplemented our development staff with a third party consulting company specializing in Year 2000 remediation. To date, all management information and internal business systems have been certified as Year 2000 compliant. We also work with hundreds of MLSs to obtain listings data for the REALTOR.com web site and have contacted and received confirmation that all MLSs' data that is reliant on a two digit date field is Year 2000 compliant. We have also continued with the process of contacting all available MLSs to determine their internal state of readiness with respect to the Year 2000. To date, we have had minimal response to our requests. The failure of an MLS's system to be Year 2000 compliant would severely affect our ability to download and receive listings data from them.

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

  Our building and material internal systems and telephone, facsimile and other communications systems have been certified as Year 2000 compliant.

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

  Year 2000 Risks. Despite our investigations of the Year 2000 issue, we have not received certifications from all of our third party suppliers and vendors and it is possible that those certifications as well as the other representations we have obtained could be erroneous. Failures of our, our content providers' or our customers' systems to operate properly with regard to the Year 2000 could result in one or more of our web sites being unavailable and our products and services not functioning properly. Unavailability of our web sites due to a lack of Year 2000 compliance could have a material adverse impact on our revenues and operating expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not currently hold any derivative instruments and we do not engage in hedging activities. Also, we do not hold any variable interest rate debt or lines of credit, and currently do not enter into any transaction denominated in a foreign currency. Thus, our direct exposure to interest rate and foreign exchange fluctuations is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
Unaudited Pro Forma Condensed Consolidated Financial Information Over-
 view....................................................................   50
  Pro Forma Condensed Consolidated Statement of Operations...............   51
  Notes to Pro Forma Condensed Consolidated Financial Information........   52

Homestore.com, Inc. Consolidated Financial Statements Report of
 Independent Accountants.................................................   53
  Consolidated Balance Sheets............................................   54
  Consolidated Statements of Operations..................................   55
  Consolidated Statements of Stockholders' Equity (Deficit)..............   56
  Consolidated Statements of Cash Flows..................................   57
  Notes to Consolidated Financial Statements.............................   58

NetSelect, Inc. Consolidated Financial Statements Report of Independent
 Accountants.............................................................   77
  Consolidated Balance Sheets............................................   78
  Consolidated Statements of Operations..................................   79
  Consolidated Statements of Stockholders' Equity........................   80
  Consolidated Statements of Cash Flows..................................   81
  Notes to Consolidated Financial Statements.............................   82

                              HOMESTORE.COM, INC.

                  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                                   Overview

  On February 4, 1999, NetSelect, Inc. ("NSI") was merged with and into Homestore.com, Inc. ("Company" or "Homestore") in a non-substantive share exchange, which was provided for in the agreements governing the formation and operation of RealSelect, Inc. ("RealSelect"), the operating company. The share exchange lacked substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of the individual investors were unaffected. Accordingly, the non-substantive share exchange was accounted for at historical cost. The share exchange between the Company and NSI is referred to herein as the "Reorganization". This Reorganization was completed solely to simplify the Company's legal structure prior to its initial public offering. See Note 1 of Homestore.com, Inc. Notes to Consolidated Financial Statements for further discussion about the Reorganization.

  In June 1999, the Company acquired SpringStreet, Inc. ("SpringStreet") for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. The aggregate acquisition cost of $51.7 million was based on terms and preferences of the shares issued in the transaction relative to the value received by the Company in the April 1999 Series G preferred stock financing. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $41.3 million has been allocated to goodwill and other purchased intangible assets and are being amortized on a straight-line basis over estimated lives ranging from three to five years.

  In October 1999, the Company acquired Homebuyer's Fair, Inc. and FAS-Hotline, Inc. (collectively referred to as "Homefair" or "Homefair Group") for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets and are being amortized on a straight-line basis over estimated lives ranging from three to five years.

  Homestore's unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1999 gives effect to the Reorganization and the acquisitions of Springstreet and Homefair as if they had occurred on January 1, 1999.

  The unaudited pro forma condensed consolidated statement of operations is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of January 1, 1999 and should not be construed as being representative of future operating results.

  The audited historical financial statements of the Company, NSI, The Enterprise, MultiSearch, SpringStreet, The Homebuyer's Fair, Inc., FAS-Hotline, Inc. and The Center For Mobility Resources, Inc. and National School Services, Inc. are incorporated by reference under the caption "Index to Financial Statements" on Form S-1 (No. 333-94467) as filed with the Securities and Exchange Commission on January 26, 2000 and to the Form 8K/A filed on December 7, 1999. The unaudited pro forma condensed consolidated statement of operations presented herein should be read in conjunction with those financial statements and related notes.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                    (in thousands, except per share amounts)

                                                           Pro Forma                                          Pro
                          Homestore    NSI    Adjustments  Homestore  SpringStreet Homefair Adjustments      Forma
                          ---------  -------  -----------  ---------  ------------ -------- -----------    ---------
Revenues................  $ 62,580   $ 2,433    $  --      $ 65,013     $  2,346    $6,159   $   (151)(1)  $  73,367
Cost of revenues
 (excluding $1,432 in
 non-cash equity
 charges)...............    21,022       798                 21,820        1,675       826                    24,321
                          --------   -------    ------     --------     --------    ------   --------      ---------
Gross profit............    41,558     1,635       --        43,193          671     5,333       (151)        49,046
                          --------   -------    ------     --------     --------    ------   --------      ---------
Operating expenses:
 Sales and marketing
  (excluding $16,383 in
  non-cash equity
  charges)..............    70,384     4,064                 74,448        5,506     2,200       (151)(1)     82,003
 Product development
  (excluding $677 in
  non-cash equity
  charges)..............     4,933       174                  5,107        1,134       463                     6,704
 General and
  administrative
  (excluding $5,547 in
  non-cash equity
  charges)..............    21,781     1,053                 22,834        4,416     1,370                    28,620
 Amortization of
  intangible assets.....    10,192       261                 10,453                  1,810     (1,810)(2)     28,476
                                                                                               18,023 (3)
 Stock-based charges....    21,227       569                 21,796        2,243                              24,039
 Litigation settlement..     8,406       --        --         8,406          --        --         --           8,406
                          --------   -------    ------     --------     --------    ------   --------      ---------
 Total operating
  expenses..............   136,923     6,121                143,044       13,299     5,843     16,062        178,248
                          --------   -------    ------     --------     --------    ------   --------      ---------
Loss from operations....   (95,365)   (4,486)               (99,851)     (12,628)     (510)   (16,213)      (129,202)
Other income (expense),
 net....................     2,358        (5)                 2,353           44       (89)    (5,152)(4)     (2,844)
                          --------   -------    ------     --------     --------    ------   --------      ---------
Net loss................   (93,007)   (4,491)               (97,498)     (12,584)     (599)   (21,365)      (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................    (2,299)     (207)    2,506(5)       --                                               --
                          --------   -------    ------     --------     --------    ------   --------      ---------
Net loss applicable to
 common stockholders....  $(95,306)  $(4,698)   $2,506     $(97,498)    $(12,584)   $ (599)  $(21,365)     $(132,046)
                          ========   =======    ======     ========     ========    ======   ========      =========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....  $  (2.32)
                          ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....    41,142
                          ========
Pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders....                                                                                   $   (2.11)
                                                                                                           =========
Shares used in the
 calculation of pro
 forma basic and diluted
 net loss per share
 applicable to common
 stockholders...........                                                                                      62,474 (6)
                                                                                                           =========

 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

  NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

  Pro forma adjustments reflect the following in the unaudited pro forma condensed consolidated statement of operations:

 (1) Elimination of intercompany revenues and expenses

 (2) Elimination of amortization of intangible assets

 (3) Amortization of goodwill and other purchased intangible assets on a straight-line basis

 (4) Reduction in interest income related to cash paid as part of the purchase price, net of an increase in interest expense related to the $37.5 million promissory note which bears interest at 10.875% issued in connection with the acquisition

 (5) Elimination of the accretion of redemption value and dividends on convertible preferred stock resulting from the assumed conversion of the Company's preferred stock into common stock in connection with the IPO.

 (6) Additional weighted average shares used in the calculation of pro forma basic and diluted net loss per share applicable to common stockholders reflect the following, as if they been issued as of January 1, 1999, except for preferred stock that was not issued in connection with an acquisition. For this preferred stock, the weighted average shares reflect the preferred stock as if it had been issued as of January 1, 1999 or the date of issuance, if later:

                                                                    Year ended
                                                                   December 31,
                                                                       1999
                                                                   ------------
SpringStreet acquisition..........................................     2,725
Homefair acquisition..............................................       208
NSI Reorganization................................................     1,163
Conversion of preferred stock in connection with IPO..............    14,918
Conversion of NAR's RealSelect shares into HomeStore.com shares...     2,318

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Homestore.com, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Homestore.com, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Century City, California
January 14, 2000

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                             1998      1999
                                                            -------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $    71  $  90,382
  Marketable equity security...............................              4,230
  Accounts receivable, net of allowance for doubtful
   accounts of $1,627 at December 31, 1999.................             13,428
  Current portion of prepaid distribution expense..........              7,868
  Deferred royalties.......................................              2,032
  Other current assets.....................................              3,339
                                                            -------  ---------
Total current assets.......................................      71    121,279
Prepaid distribution expense...............................              6,167
Property and equipment, net................................              6,305
Intangible assets, net.....................................            138,612
Other assets...............................................              4,200
                                                            -------  ---------
    Total assets........................................... $    71  $ 276,563
                                                            =======  =========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $   --   $   5,349
  Accrued liabilities......................................             23,687
  Due to related party.....................................      70
  Deferred revenue.........................................             13,478
  Current portion of notes payable.........................             37,943
                                                            -------  ---------
Total current liabilities..................................      70     80,457
Notes payable..............................................                633
Other non-current liabilities..............................      96
                                                            -------  ---------
                                                                166     81,090
                                                            -------  ---------
Commitments and contingencies (Note 19)
Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par value
  Common stock, $.001 par value; 10,000 authorized at
   December 31, 1997 and 1998, 500,000 shares authorized at
   December 31, 1999; 8,650, 9,980 and 75,251 shares issued
   at December 31, 1997 and 1998, and December 31, 1999,
   respectively; 8,650, 9,980 and 70,189 outstanding at
   December 31, 1997 and 1998, and December 31, 1999,
   respectively............................................      10         70
  Additional paid-in capital...............................   3,312    413,244
  Treasury stock, at cost; 5,062 shares at December 31,
   1999....................................................            (13,676)
  Notes receivable from stockholders.......................    (551)   (13,350)
  Deferred stock charges...................................            (38,947)
  Accumulated other comprehensive income...................              3,865
  Accumulated deficit......................................  (2,866)  (155,733)
                                                            -------  ---------
    Total stockholders' equity (deficit)...................     (95)   195,473
                                                            -------  ---------
    Total liabilities and stockholders' equity (deficit)... $    71  $ 276,563
                                                            =======  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Year Ended December
                                                                 31,
                                                         ----------------------
                                                         1997   1998     1999
                                                         -----  -----  --------
Revenues...............................................  $  42  $ --   $ 62,580
Cost of revenues (excluding $943 in non-cash equity
 charges for the year ended December 31, 1999).........      6           21,022
                                                         -----  -----  --------
Gross profit...........................................     36    --     41,558
                                                         -----  -----  --------
Operating expenses:
  Sales and marketing (excluding $14,726 in non-cash
   equity charges for the year ended December 31,
   1999)...............................................     14           70,384
  Product development (excluding $447 in non-cash
   equity charges for the year ended December 31,
   1999)...............................................                   4,933
  General and administrative (excluding $5,111 in non-
   cash equity charges for the year ended December 31,
   1999)...............................................     38      3    21,781
  Amortization of intangible assets....................                  10,192
  Stock-based charges..................................                  21,227
  Litigation settlement................................                   8,406
                                                         -----  -----  --------
Total operating expenses...............................     52      3   136,923
                                                         -----  -----  --------
Loss from operations...................................    (16)    (3)  (95,365)
Interest income........................................                   3,060
Interest and other expense.............................     (1)            (702)
                                                         -----  -----  --------
Net loss...............................................    (17)    (3)  (93,007)
Accretion of redemption value and dividends on
 convertible preferred stock...........................                  (2,299)
                                                         -----  -----  --------
Net loss applicable to common stockholders.............  $ (17) $  (3) $(95,306)
                                                         =====  =====  ========
Basic and diluted net loss per share applicable to
 common stockholders...................................  $ --   $ --   $  (2.32)
                                                         =====  =====  ========
Shares used to calculate basic and diluted net loss per
 share applicable to common stockholders...............  8,650  9,173    41,142
                                                         =====  =====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Convertible
                     Preferred                                           Notes
                       Stock      Common Stock   Additional            Receivable  Deferred      Other
                   -------------- --------------  Paid-in   Treasury      From      Stock    Comprehensive Accumulated
                   Shares  Amount Shares  Amount  Capital    Stock    Stockholders Charges      Income       Deficit
                   ------  ------ ------  ------ ---------- --------  ------------ --------  ------------- -----------
Balance at
January 1, 1997..     --     --    8,650     9       2,721       --          --         --                     (2,846)
Net loss.........                                                                                                 (17)
                   ------   ----  ------   ---    --------  --------    --------   --------      -----      ---------
Balance at
December 31,
1997.............     --     --    8,650     9       2,721       --          --         --                     (2,863)
Exercise of stock
options..........                  1,330     1         591                  (551)
Net loss.........                                                                                                  (3)
                   ------   ----  ------   ---    --------  --------    --------   --------      -----      ---------
Balance at
December 31,
1998.............     --     --    9,980    10       3,312       --         (551)       --                     (2,866)
Reorganization
(Note 1).........   4,528      5  12,480    12      98,119    (1,770)     (3,230)   (10,079)                  (60,860)
Comprehensive
income (loss):
 Net loss .......                                                                                             (93,007)
 Unrealized gain
 on marketable
 security........                                                                                3,865
                   ------   ----  ------   ---    --------  --------    --------   --------      -----      ---------
 Comprehensive
 income (loss)...
                   ------   ----  ------   ---    --------  --------    --------   --------      -----      ---------
Issuance of
common stock and
Series F
preferred
stock............      96            643             3,553
Issuance of
common stock to
minority
interest.........                                                                                               1,000
Exercise of stock
options .........                  5,959     5      12,906               (11,465)
Other notes
receivable from
shareholders.....                                                         (1,521)
Repurchase of
common stock ....                 (2,903)                    (11,906)      3,630
Issuance of
common stock ....                    660            15,767                  (238)
Repayment from
shareholder .....                                                             25
Issuance of
Series G
preferred stock..     341                           17,007
Issuance of
Series H
preferred stock..     845      1     365            51,433
Deferred stock
charges .........                                   44,095                          (50,095)
Stock-based
charges .........                                    6,000                           21,227
Accretion of
Series E
redemption
value............                                     (159)
Conversion of
convertible
preferred stock..  (5,810)    (6) 29,050    29         (23)
Conversion of
redeemable
convertible
preferred
stock............                  1,625     2       5,122
Conversion of NAR
shares ..........                  3,917     4          (4)
Issuance of
common stock in
initial public
offering ........                  8,050     8     145,585
Exercise of
warrants ........                    113             2,125
Litigation
settlement ......                    250             8,406
                   ------   ----  ------   ---    --------  --------    --------   --------      -----      ---------
Balance at
December 31,
1999.............     --    $ --  70,189   $70    $413,244  $(13,676)   $(13,350)  $(38,947)     3,865      $(155,733)
                   ======   ====  ======   ===    ========  ========    ========   ========      =====      =========
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   -------------
Balance at
January 1, 1997..        (116)
Net loss.........         (17)
                   -------------
Balance at
December 31,
1997.............        (133)
Exercise of stock
options..........          41
Net loss.........          (3)
                   -------------
Balance at
December 31,
1998.............         (95)
Reorganization
(Note 1).........      22,197
Comprehensive
income (loss):
 Net loss .......     (93,007)
 Unrealized gain
 on marketable
 security........       3,865
                   -------------
 Comprehensive
 income (loss)...     (89,142)
                   -------------
Issuance of
common stock and
Series F
preferred
stock............       3,553
Issuance of
common stock to
minority
interest.........       1,000
Exercise of stock
options .........       1,446
Other notes
receivable from
shareholders.....      (1,521)
Repurchase of
common stock ....      (8,276)
Issuance of
common stock ....      15,529
Repayment from
shareholder .....          25
Issuance of
Series G
preferred stock..      17,007
Issuance of
Series H
preferred stock..      51,434
Deferred stock
charges .........      (6,000)
Stock-based
charges .........      27,227
Accretion of
Series E
redemption
value............        (159)
Conversion of
convertible
preferred stock..         --
Conversion of
redeemable
convertible
preferred
stock............       5,124
Conversion of NAR
shares ..........         --
Issuance of
common stock in
initial public
offering ........     145,593
Exercise of
warrants ........       2,125
Litigation
settlement ......       8,406
                   -------------
Balance at
December 31,
1999.............    $195,473
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Year  ended
                                                            December 31
                                                        ---------------------
                                                        1997  1998     1999
                                                        ----  -----  --------
Cash flows from operating activities:
Net loss............................................... $(17) $  (3) $(93,007)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
Depreciation and amortization..........................                11,579
Provision for doubtful accounts........................                 1,121
Amortization of discount on notes payable..............                   581
Litigation settlement..................................    6            8,406
Stock-based charges....................................                21,227
Other non-cash items...................................                   544
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable..................................    2          (10,025)
  Prepaid distribution expense.........................                (3,481)
  Deferred royalties...................................                  (634)
  Other assets.........................................   14           (3,146)
  Accounts payable and accrued liabilities.............  107   (122)   12,668
  Deferred revenue.....................................                 6,030
                                                        ----  -----  --------
Net cash provided by (used in) operating activities....  112   (125)  (48,137)
                                                        ----  -----  --------
Cash flows from investing activities:
Purchases of property and equipment....................                (3,941)
Proceeds from sale of property and equipment...........   19
Cash assumed from the acquisition of SpringStreet......                10,186
Acquisition of Homefair, net...........................               (34,031)
Other assets...........................................                (2,390)
                                                        ----  -----  --------
Net cash provided by (used in) investing activities....   19    --    (30,176)
                                                        ----  -----  --------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes...........                 3,655
Proceeds from exercise of stock options and warrants...                 1,570
Net proceeds from issuance of common and preferred
 stock.................................................          41   167,596
Repurchases of common stock............................               (11,906)
Repayment of notes payable.............................                (4,578)
Repayment of capital lease obligation..................  (12)
Issuance of note receivable............................                  (750)
                                                        ----  -----  --------
Net cash provided by (used in) financing activities....  (12)    41   155,587
                                                        ----  -----  --------
Change in cash and cash equivalents....................  119    (84)   77,274
Cash assumed from NetSelect, Inc.......................                13,037
Cash and cash equivalents, beginning of period ........   36    155        71
                                                        ----  -----  --------
Cash and cash equivalents, end of period............... $155  $  71  $ 90,382
                                                        ====  =====  ========
Supplemental disclosure of cash flow activities
Cash paid for interest................................. $  1  $ --   $     79
                                                        ====  =====  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

  Homestore.com, Inc. ("Homestore.com" or "Company") operates a family of web sites that includes: Homestore.com, a home portal; REALTOR.com, for existing homes; HomeBuilder.com, for new homes; SpringStreet.com, for rental properties; Remodel.com, for home improvement activities; and Homefair.com, which was acquired in October 1999, for moving and relocation activities. Through its network of web sites, the Company provides a wide variety of information and communications tools for consumers, real estate industry professionals, advertisers and providers of home and real estate related products and services. The Company has strategic relationships with key industry participants, including real estate market leaders such as the National Associate of REALTORS, the National Association of Home Builders, the National Association of the Remodeling Industry, the National Association of Home Builders Remodelors Council, Multiple Listing Services ("MLS"), real estate franchises, brokers and agents. The Company currently generates revenues from several sources, including subscription service fees from agents, brokers, home builders and rental property owners and fees from advertisers.

 Company History

  Initial Business--Homestore.com, Inc. (the "Company") was incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation ("InfoTouch") with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, the Company began to develop the technology to build and operate high traffic Internet sites with content related to real estate.

  The RealSelect Venture--Effective December 4, 1996, the Company entered into a series of agreements with the National Association of Realtors and its wholly owned subsidiary Realtors Information Network (together referred to as the "NAR") and several investors (the "Investors"). Under these agreements, the Company transferred its recently developed technology and certain of its assets relating to advertising the listing of residential real estate on the Internet into NetSelect, LLC ("LLC"), a Delaware limited liability corporation, in exchange for a 46% ownership interest. The Investors contributed capital to a newly formed company, NetSelect, Inc. ("NSI"). LLC received capital funding from NSI and in-turn contributed the assets, intellectual property and the NSI capital to RealSelect, Inc. ("RealSelect"), a Delaware corporation, in exchange for common stock representing an 85% ownership interest.

  Also effective December 4, 1996, RealSelect entered into a number of agreements with and issued cash and RealSelect common stock representing a 15% ownership interest to the NAR in exchange for the rights to operate the website REALTOR.com and pursue commercial opportunities relating to the listing of real estate on the Internet.

  Pursuant to the agreements governing RealSelect, the Company was required to terminate its remaining activities, which were insignificant, and dispose of its remaining assets and liabilities. Accordingly, following the formation of RealSelect, NSI, LLC and the Company were only shell companies as they had no liabilities and no assets other than their respective ultimate investments in the RealSelect. In addition, under the agreements, NSI was the only entity permitted to raise capital to support RealSelect which, once invested, increased NSI's ownership interests and diluted the ownership interests of the Company and the NAR.

  Reorganization of RealSelect Holding Structure--Under the RealSelect agreements, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into the Company (the "Reorganization"). The share exchange lacked economic substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of individual investors were unaffected. Accordingly, the non-substantive exchange was accounted for at historical cost. For further discussion about accounting for the non-substantive exchange, see Note 4.

                              HOMESTORE.COM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation--The Company's consolidated financial statements reflect the financial position, results of operations and cash flows of Homestore.com, Inc., formerly InfoTouch. Accordingly, the operations up through December 4, 1996, reflect operations prior to the formation of RealSelect. The consolidated financial statements for 1997 and 1998 primarily reflect the Company's investment in LLC accounted for under the equity method (Note 3). The consolidated financial statements following the date of the Reorganization include the accounts of RealSelect and its wholly owned subsidiaries, in which the Company held a 99% ownership interest at December 31, 1999. Minority stockholder's interest has been eliminated to the extent of the minority stockholder's investment in the Company. All material intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

  Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

  Marketable Equity Security--The Company's marketable equity security consists of equity instruments of a publicly-held company and is classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

  Fair Value of Financial Instruments--The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

  Prepaid Distribution--The Company has entered into various web portal distribution and preferred alliance agreements, which are being amortized ratably, over the term of the agreement, generally two to five years.

  Property and Equipment--Property and equipment are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

  Intangible Assets--Intangible assets primarily consist of goodwill and other purchased intangibles resulting from the acquisitions of The Enterprise of America, Ltd. ("The Enterprise"), MultiSearch Solutions, Inc.

                              HOMESTORE.COM, INC.

("MultiSearch") acquired by NSI prior to the Reorganization, SpringStreet, Inc. ("SpringStreet") and Homebuyer's Fair, Inc. and FAS-Hotline, Inc. ("Homefair"). Goodwill and all other purchased intangibles are being amortized on a straight-line basis over the estimated periods of benefit ranging from three to five years (Note 5). In addition, in connection with its formation, RealSelect made various payments and issued common stock to the NAR for the right to use the REALTOR.com trademark and domain name, the "REALTORS" trademark and the exclusive rights to use the web site for real estate listings under an exclusive lifetime operating agreement. The stock issued and payments made to the NAR, as well as certain milestone-based amounts subsequently earned by the NAR are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

  The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

  Revenue Recognition--Following the Reorganization, the Company's revenues are derived principally from the sale of marketing and advertising products and services to real estate agents and brokers, home builders, property owners and managers. Revenues associated with the sale of such products and services are recognized ratably over the term of the contract, generally 12 months. Royalties directly associated with these revenues are deferred and amortized over the same period. The Company also sells banner advertising pursuant to contracts with terms varying from three months to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of the Company's online properties. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. The Company also sells leads and referrals to companies in the relocation industry pursuant to short-term contracts. Revenue from leads, referrals and other performance-based arrangements is recognized as leads and referrals are delivered or other performance criteria are met, provided that no significant Company obligations remain and collection of the related receivable is probable. Prior to the formation of RealSelect, the Company recognized revenue from customers of its kiosk business at the time of the advertisement placement.

  Product Development Costs--Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic useful lives, generally 3 years or less.

  Advertising Expense--Advertising costs are expensed as incurred and totalled $10.8 million during the year ended December 31, 1999. No advertising costs were incurred during the years ended December 31, 1997 and 1998.

  Stock-Based Charges--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

                              HOMESTORE.COM, INC.

  Income Taxes--Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Net Loss Per Share--Net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

  Comprehensive Income--Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on marketable equity securities.

  Segments--The Company operates in one principal business segment, an Internet destination for home and real estate-related information and advertising products and services. Substantially all of the Company's operating results and identifiable assets are in the United States.

  During the years ended December 31, 1997 and 1998, no customers accounted for more than 10% of net revenues or net accounts receivable. During the year ended December 31, 1999, one customer accounted for approximately 11% of the Company's net revenues. As of December 31, 1999, no customer accounted for more than 10% of net accounts receivable.

  Recent Accounting Pronouncements--In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 in the first quarter of 1999 did not have a significant impact on the Company's financial position, results of operations or cash flows.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of SOP No. 98-5 during the first quarter of 1999 did not have a significant impact on the Company's financial position, results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS
No. 133 in the first quarter of fiscal 2001.

3. EQUITY INVESTMENT IN NETSELECT, LLC:

  At the formation of RealSelect the Investors agreed to invest $7.0 million through NSI, which in turn was invested in LLC. For this investment, NSI received an ownership interest of 54% in LLC. The Company received a 46% interest in LLC for the transfer of substantially all of its assets, liabilities and intellectual property relating to the concept of listing residential real estate on the Internet. The book value of the net liabilities transferred amounted to $96,000. LLC agreed to transfer $5.8 million and the assets, liabilities and intellectual property

                              HOMESTORE.COM, INC.

contributed by the Company to RealSelect, for an ownership interest of 85%. The NAR received a 15% ownership interest in RealSelect. RealSelect received from the NAR the right to use certain trademarks and an agreement not to compete. As part of this transaction, RealSelect and the NAR entered into an operating agreement for the Internet site REALTOR.com, and RealSelect paid the NAR and its creditors $3.4 million and forgave debt of approximately $266,000.

  Pursuant to the terms contained in the RealSelect agreement, the Company has ceased all operations other than it's LLC ownership interest.

  The investment in LLC prior to the Reorganization is accounted for under the equity method. The Company's share of losses is limited to the extent of its investment since there are no obligations to support or provide further financial assistance to LLC. Since these amounts exceed the equity in common stock of LLC, based upon the historical cost of the technology and assets contributed, the investment has been recorded at no value.

  Summarized consolidated financial data for NetSelect, LLC and its subsidiary, RealSelect at December 31, 1997 and 1998 and for the period from October 28, 1996 (Inception of RealSelect) to December 31, 1996 and the years ended December 31, 1997 and 1998 are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1997      1998
                                                              -------  --------
      Current assets......................................... $ 3,671  $ 23,632
      Total assets...........................................   8,728    54,908
      Current liabilities....................................   2,580    20,685
      Total liabilities......................................   2,727    23,921
      Redeemable preferred stock.............................             4,939
      Accumulated deficit....................................  (5,380)  (56,390)
      Stockholders' equity...................................   6,001    26,048

                                               October 28,
                                                   1996
                                               (Inception)     Year Ended
                                                    to        December 31,
                                               December 31, -----------------
                                                   1996      1997      1998
                                               ------------ -------  --------
      Revenues................................    $ --      $ 1,282  $ 15,003
      Loss from operations....................     (391)     (6,031)  (51,278)
      Net loss applicable to common
       stockholders...........................     (248)     (5,132)  (60,396)

  As a result of additional capital issued by NSI and NSI shares issued in connection with certain acquisitions, all of which were invested in RealSelect through LLC, the Company's ownership interest in LLC decreased to 34%, 21% and 21% (unaudited) at December 31, 1997, 1998 and February 4, 1999, respectively. Immediately following the Reorganization, the Company's ownership interest in RealSelect was 92%.

                              HOMESTORE.COM, INC.

4. REORGANIZATION OF REALSELECT:

  As described in Note 1, on February 4, 1999, RealSelect was reorganized through a non-substantive exchange of the Company's capital stock for all of the outstanding capital stock of NSI including the assumption of warrants and options to acquire common stock. Accordingly, the Company issued the following capital stock to NSI stockholders in exchange for an equivalent number of shares (in thousands, unaudited):

   Common Stock.......................................................... 12,480
   Series A Convertible Preferred Stock..................................  1,378
   Series B Convertible Preferred Stock..................................    191
   Series C Convertible Preferred Stock..................................    614
   Series D Convertible Preferred Stock..................................    681
   Series E Redeemable Convertible Preferred Stock.......................    325
   Series F Convertible Preferred Stock..................................  1,664
   Options to purchase Common Stock......................................  6,560
   Warrants to purchase Common Stock.....................................    775
   Warrants to purchase Preferred Stock..................................      5

  Because the exchange did not affect the economic interests of NSI and Company stockholders, the Reorganization has been accounted for as a combination of the historical assets and liabilities of the two individual companies at February 4, 1999. At the date of the Reorganization, NSI assets, liabilities and stockholders' equity were as follows (in thousands):

                                                                     February 4,
                                                                        1999
                                                                     -----------
                                                                     (unaudited)
                                ASSETS
   Current assets:
     Cash and cash equivalents......................................   $13,037
     Other current assets...........................................     8,952
                                                                       -------
   Total current assets.............................................    21,989
   Prepaid distribution expense.....................................     7,072
   Property and equipment, net......................................     2,373
   Intangible assets, net...........................................    19,463
   Other............................................................       286
                                                                       $51,183
          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued liabilities.......................   $12,473
     Deferred revenue...............................................     6,065
     Current portion of notes payable...............................     1,746
                                                                       -------
   Total current liabilities........................................    20,284
   Notes payable....................................................     3,265
                                                                       -------
   Total liabilities................................................    23,549
                                                                       -------
   Redeemable convertible preferred stock...........................     4,963
                                                                       -------
   Convertible preferred stock......................................         5
   Common stock.....................................................         5
   Additional paid-in capital.......................................    98,126
                                                                       -------
   Treasury stock at cost...........................................    (1,770)
   Notes receivable from stockholders...............................    (3,230)
   Deferred stock charges...........................................   (10,079)
   Accumulated deficit..............................................   (60,386)
                                                                       -------
       Total stockholders' equity...................................    22,671
                                                                       -------
                                                                       $51,183
                                                                       =======

                              HOMESTORE.COM, INC.

5. ACQUISITIONS:

  The following acquisitions were consummated by NSI prior to the Reorganization.

 TouchTech Corporation

  Effective December 31, 1997, NSI acquired all the outstanding stock of TouchTech Corporation, a Canadian company, in exchange for 146,910 shares of common stock with an estimated fair value of $53,000, which is based on the terms and preferences of the shares issued in the transaction relative to the value received by the Company in its most recent financing prior to the acquisition. The acquisition has been accounted for as a purchase. The excess of fair value of purchase consideration over net tangible assets has been allocated to goodwill and is being amortized on a straight-line basis over five years.

 The Enterprise

  Effective March 31, 1998, NSI acquired all the outstanding stock of The Enterprise in exchange for aggregate consideration consisting of 525,000 shares of common stock with an estimated fair value of $525,000, which is based on the terms and preferences of the shares issued in the transaction relative to the value received by the Company in its most recent financing prior to the acquisition, a note payable in the amount of $2.2 million, $705,000 in cash and other acquisition-related expenses and the assumption of $946,000 of net liabilities. The acquisition has been accounted for as a purchase. The excess of purchase consideration over net tangible assets of $3.9 million has been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned and in no event shall such aggregate payments exceed $1.0 million. For the years ended December 31, 1998 and 1999, no contingent payments were required under the terms of the agreement.

 MultiSearch

  Effective July 1, 1998, NSI acquired all the outstanding stock of MultiSearch, in exchange for issuing 325,000 shares of Series E redeemable convertible preferred stock with an estimated fair value of $4.8 million, which is based on the terms and preferences of the shares issued in the transaction relative to the value received by the Company in its most recent financing prior to the acquisition, a note payable in the amount of $3.6 million, $875,000 in cash and other acquisition-related expenses and the assumption of $657,000 of net liabilities. The acquisition has been accounted for as a purchase. The excess of total purchase consideration over net tangible assets acquired of $9.4 million has been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales and earnings are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned. For the year ended December 31, 1998, $360,000 of expense was recognized under the terms of the agreement.

 SpringStreet

  In June 1999, the Company acquired SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. The acquisition costs aggregated approximately $51.7 million and were based on the privileges and preferences of the shares issued in the transaction relative to the value received by the Company in its April 1999 Series G financing and certain acquisition expenses. The SpringStreet acquisition was accounted for using the purchase method of accounting. The excess of total purchase consideration over net tangible assets acquired of $41.3 million has been allocated to goodwill and other purchased intangible assets which are being amortized on a straight-line basis over estimated lives ranging from three to five years.

                              HOMESTORE.COM, INC.

  In October 1999, the Company acquired Homefair for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years.

  The following summarized unaudited pro forma financial information assumes the Reorganization and The Enterprise, MultiSearch, SpringStreet and Homefair acquisitions occurred at the beginning of each period (in thousands, except per share amounts):

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1997      1998       1999
                                               --------  ---------  ---------
   Revenues................................... $ 10,756  $  23,123  $  73,367
   Net loss applicable to common
    stockholders..............................  (42,801)  (100,932)  (132,046)
   Net loss per share applicable to common
    stockholders:
   Basic and diluted.......................... $  (3.70) $   (6.41) $   (2.92)
   Weighted average shares....................   11,558     15,737     45,238

6. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
      Computer software and equipment..............................   $  5,522
      Furniture and fixtures.......................................      1,588
      Leasehold improvements.......................................      1,421
                                                                      --------
                                                                         8,531
      Less: Accumulated depreciation...............................    (2,226)
                                                                      --------
                                                                      $  6,305
                                                                      ========

  Depreciation expense for the year ended December 31, 1999 was $1.4 million. The Company held no depreciable assets in 1997 and 1998.

7. INTANGIBLE ASSETS:

  Intangible assets consist of the following (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
      Purchased content............................................   $ 64,680
      Goodwill.....................................................     56,642
      Porting relationships........................................     10,000
      Purchased technology.........................................      5,000
      NAR operating agreement......................................      7,405
      Other........................................................      7,614
                                                                      --------
                                                                       151,341
      Less: Accumulated amortization...............................    (12,729)
                                                                      --------
                                                                      $138,612
                                                                      ========

                              HOMESTORE.COM, INC.

  Amortization expense for the year ended December 31, 1999 was $10.2 million. The Company had no intangible assets in 1997 and 1998.

8. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 1998    1999
                                                               -------- -------
   Accrued payroll and related benefits.......................  $ --    $ 7,306
   Accrued distribution fees..................................            5,724
   Accrued royalties..........................................            3,091
   Other......................................................            7,566
                                                                -----   -------
                                                                $ --    $23,687
                                                                =====   =======

9. RELATED-PARTY TRANSACTIONS:

  In March 1999, the NAR received shares of RealSelect common stock convertible into 297,620 shares of Company common stock in satisfaction of certain obligations under the NAR operating agreement totaling $1.0 million.

  In connection with a 1998 stock redemption agreement, NSI loaned $3.1 million to a stockholder. The non-interest bearing note, which is full recourse and collateralized by shares of common stock was repaid in February 1999 following the Reorganization. At December 31, 1998, the note was classified as a component of stockholders' equity.

  At December 31, 1998, the Company and NSI held notes receivable from employees and directors totalling $702,000 for the exercise of stock options. The notes bear interest at 5.3% per annum and are due on or before August 21, 2003. The notes, which are classified as a component of stockholders' equity, are full recourse and collateralized by shares of common stock owned by the employees and directors. Following the Reorganization in February 1999, $551,000 of the notes were repaid.

  During the year ended December 31, 1999, the Company issued promissory notes to employees of the Company totaling $13.0 million for the exercise of stock options and related expenses. These notes are full recourse and collateralized by common stock of the Company and bear a weighted average interest of 5.13% per annum. These notes are classified as a component of stockholders' equity. Approximately $126,000 and $12.8 million of these notes are due in 2003 and 2004, respectively. In addition, the Company issued a collateralized full recourse promissory note to an employee for purchase of restricted common stock for $238,000. The note bears interest at 4.62% and is due in April 2004.

10. NOTES PAYABLE:

  As part of the acquisition of The Enterprise, NSI issued a $2.2 million non-interest bearing note payable which has been discounted at 10%. The note is payable in four installments, and matures March 31, 2001. In August 1999, the Company used $900,000 of the net proceeds from the initial public offering for the partial repayment of the note.

  As part of the acquisition of MultiSearch, NSI issued a $3.6 million non-interest bearing note payable which has been discounted at 10%. The note was repaid in full in 1999.

                              HOMESTORE.COM, INC.

  As part of the acquisition of Homefair, the Company issued a $37.5 million note payable that bears interest at 10.875% and due in October 2000.

  As of December 31, 1999, future payments under the notes are as follows (in thousands):

      Year ending                                                      Principal
      December 31,                                                     Payments
      ------------                                                     ---------
       2000...........................................................  $38,158
       2001...........................................................      633
                                                                        -------
                                                                         38,791
      Less: Discount..................................................     (215)
                                                                        -------
      Present value of notes payable..................................   38,576
      Less current portion............................................   37,943
                                                                        -------
      Long-term portion...............................................  $   633
                                                                        =======

11. STOCK OPTIONS:

  Prior to the Reorganization, the Company granted stock options under the InfoTouch 1994 Stock Incentive Plan. In connection with the formation of RealSelect, options to purchase 1,326,000 shares of common stock, representing all outstanding options granted prior to December 4, 1996, became fully vested. In December 1996, the Company granted options to purchase 275,000 shares of common stock with an exercise price per share of $.06. In 1997, options to purchase 258,000 shares at $.45 per share were canceled. In 1998, options to purchase 1,328,000 shares at a weighted average exercise price of $.45 were exercised. Accordingly, at December 31, 1998 and up through the date of the Reorganization, options to purchase 15,000 shares were outstanding with a weighted average exercise price of $.64 per share.

  In connection with the Reorganization, the Company assumed the NSI 1996 Stock Incentive Plan (the "Plan") which provides for the grant of options to purchase up to 10,000,000 common shares. Under the terms of the plan, options and other equity incentive awards may be granted to employees, officers, directors and consultants at the then-current market value of the Company's common shares, as determined by the Board of Directors. Options granted generally vest over four years, 25% for the first year and monthly thereafter over the remaining three years, and expire 10 years after the date of grant.

  In January 1999, the Board of Directors adopted, and in March 1999 the Company's stockholders approved, the 1999 Equity Incentive Plan (the "Plan") to replace the 1996 Stock Incentive Plan ("1996 Plan"). The Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The total number of shares of common stock reserved for issuance under the Plan is equal to that number previously reserved and available for grant under the 1996 Plan. The Company will not issue new options under the 1996 Plan. In April 1999 and June 1999, the Board of Directors authorized, subject to stockholder approval, an increase in the number of shares reserved for issuance under the Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

  In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan. The 1999 Stock Incentive Plan reserves 4,900,000 shares of common stock for future grants under terms similar to the 1999 Equity Incentive Plan. The 1999 Employee Stock Purchase Plan reserves 750,000 shares of common stock for purchase by employees through payroll deductions, with a purchase price equal to 85% of the lesser of the fair value of the common stock on the Offering Date or the Purchase Date, as defined in the Plan.

                              HOMESTORE.COM, INC.

  The following table summarizes activity under the Plan (including the InfoTouch and Spring Street options) for the years ended December 31, 1997, 1998 and 1999 (shares in thousands):

                                                                        Weighted
                                                                        Average
                                               Number of   Price Per    Exercise
                                                Shares       Share       Price
                                               --------- -------------- --------
Outstanding at January 1, 1997................   3,275   $   .05 to .90  $  .25
  Granted.....................................   1,434              .30     .30
  Canceled....................................    (256)             .45     .45
                                                ------
Outstanding at December 31, 1997..............   4,453       .05 to .90     .26
  Granted.....................................   4,782     1.00 to 1.60    1.21
  Exercised...................................  (2,434)     .06 to 1.00     .31
  Canceled....................................    (426)     .30 to 1.00     .78
                                                ------
Outstanding at December 31, 1998..............   6,375      .05 to 1.60     .91
  SpringStreet options assumed................     719      .36 to 9.83    3.36
  Granted.....................................  10,214    2.00 to 69.63   13.52
  Exercised...................................  (5,967)     .05 to 9.83    2.20
  Canceled....................................  (1,072)    .30 to 50.50    4.29
                                                ------
Outstanding at December 31, 1999..............  10,269     .30 to 69.63   12.60
                                                ======

  NSI options granted during the years ended December 31, 1997 and 1998 and options granted by the Company during the year ended December 31, 1999 resulted in total compensation of $1.0 million, $9.5 million and $13.4 million, respectively, and were recorded as deferred stock compensation in stockholders' equity. This deferred compensation represented the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation is recognized as stock-based charges in the consolidated statement of operations over the related vesting period of the options. Common stock available for future grants at December 31, 1999 was 1,819,669 shares.

  Additional information with respect to the outstanding options as of December 31, 1999 is as follows (shares in thousands):

                                                                    Options
                          Options Outstanding                     Exercisable
                  ------------------------------------------   ---------------------
                  Number     Weighted Average     Average      Number     Average
                    of          Remaining         Exercise       of       Exercise
   Prices:        Shares     Contractual Life      Price       Shares      Price
   -------        ------     ----------------     --------     ------     --------
 $.30 to 1.26      1,795           8.34            $  .90      1,286       $  .87
 1.43 to 3.57      1,098           9.08              2.21        715         2.27
 8.00 to 9.83      5,580           9.48              8.88      2,816         8.77
20.00 to 34.50     1,025           9.78             32.31        155        20.00
48.00 to 69.63       771           9.87             55.35        --           --
                  ------                                       -----
                  10,269                                       4,972
                  ======                                       =====

                              HOMESTORE.COM, INC.

  The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1997, 1998 and 1999, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 1997, 1998 and 1999 would have been as follows:

                                                         1997  1998    1999
                                                         ----  ----  ---------
   Net loss applicable to common stockholders:
     As reported........................................ $(17) $ (3) $ (95,306)
     Pro forma.......................................... $(17) $ (3) $(104,669)
   Net loss per share--basic and diluted:
     As reported........................................ $ --  $ --  $   (2.32)
     Pro forma.......................................... $ --  $ --  $   (2.54)

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1997  1998  1999
                                                                  ----  ----  ----
   Risk-free interest rates......................................   6%    5%    6%
   Expected lives (in years).....................................   5     4     5
   Dividend yield................................................   0%    0%    0%
   Expected volatility...........................................   0%    0%   85%

  Options granted prior to the Company's initial public offering were valued using the minimum value method and therefore volatility was not applicable. The weighted-average fair value of options granted during the years ended 1997, 1998 and 1999 was $0.00, $0.97 and $6.74, respectively.

12. WARRANTS:

  In connection with the Reorganization, the Company assumed warrants to purchase common stock. The following describes the terms of and accounting for the warrants assumed in the Reorganization and issued subsequently.

  In connection with entering into a distribution agreement with America Online in April 1998, the Company issued warrants to purchase 792,752 shares of the Company's common stock at a weighted average exercise price of $7.00 per share. In August 1999, a warrant to purchase 107,527 shares of common stock was excercised at an exercise price of $18.60. The Company incurred a total charge of $12.6 million which is being amortized to sales and marketing expense over the remaining term of the distribution agreement, approximately two years. The non-cash charge for these warrants totaled approximately $3.0 million for the year ended December 31, 1999.

  Under the terms of an operating agreement entered into in 1998, the Company issued an immediately exercisable warrant to purchase 566,440 shares of common stock at an exercise price $0.0002 per share. The Company determined that the fair value of the warrant approximated $1.4 million at the date of issuance which is included in amortization of intangible assets over the estimated useful life of the operating agreement. The warrant was exercised in November 1998.

  In January 1999, NSI entered into an equipment leasing arrangement which provided for the sale and leaseback of certain existing equipment and lease financing for additional equipment needs. As of December 31, 1999, the Company had leased $3.0 million of equipment, which covers the total availability under the

                              HOMESTORE.COM, INC.

agreement. In addition, the agreement provides the lessor with warrants to purchase up to 5,000 shares of Series F preferred stock at an exercise price of $24.00 per share, which currently represent warrants to purchase
25,000 shares of common stock at an exercise price of $4.80 per share. The Company determined that the fair value of the warrants approximated $115,000 on the date of grant.

  In February 1999, the Company closed a private equity offering to real estate brokers under our Broker Gold program. The Company also issued warrants to purchase up to 364,110 shares of our common stock with an exercise price of $20.00 per share. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The Company incurred a non-cash charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two year Broker Gold program agreements. The non-cash charges for these warrants totaled approximately $1.2 million for the year ended December 31, 1999.

  Throughout 1999, the Company issued warrants to purchase 910,844 shares of common stock at a weighted average price of $21.18 per share to Multiple Listing Services ("MLS") that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $3.6 million for the year ended December 31, 1999.

  In August 1999, in connection with an advertising agreement with Norwest Mortgage, the Company issued to it a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $20.00 per share. The Company incurred a non-cash charge of $3.5 million which is being recognized as expense over the two-year term of the advertising agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable upon the closing of the IPO. The non-cash charges for this warrant totaled approximately $724,000 for the year ended December 31, 1999.

  In October 1999, in connection with an advertising agreement with GMAC Mortgage Corporation, the Company issued to it a warrant to purchase 119,048 shares of the Company's common stock at an exercise price of $42.00 per share. The Company incurred a non-cash charge of $1.1 million which is being recognized as expense over the two-year term of the advertising agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The non-cash charges for this warrant totaled approximately $88,000 for the twelve months ended December 31, 1999.

  In February 2000, the Company issued warrants to purchase up to 520,749 of the Company's common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $24.3 million which will be recognized as expense over three years.

13. CAPITALIZATION:

  On April 5, 1999, the Board of Directors effected a two-for-one stock split of the outstanding shares of common stock. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.

  On August 4, 1999, the Board of Directors effected a five-for-two stock split of the outstanding shares of common stock. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.

                              HOMESTORE.COM, INC.

  Convertible preferred stock immediately prior to the initial public offering on August 4, 1999 was composed of the following (in thousands):

                                                      Shares
                                              ---------------------- Liquidation
                                              Authorized Outstanding   Amount
                                              ---------- ----------- -----------
      Series A...............................   1,647       1,378     $  4,561
      Series B...............................     353         191        1,379
      Series C...............................     614         614        5,054
      Series D...............................     681         681       10,991
      Series F...............................   2,100       1,760       44,686
      Series G...............................     341         341       17,231
      Series H...............................     845         845       42,358
      Undesignated...........................   3,094         --           --
                                                -----       -----     --------
                                                9,675       5,810     $126,260
                                                =====       =====     ========

  On August 4, 1999, the Company completed its initial public offering of common stock. At that time, all issued and outstanding shares of the Company's convertible preferred stock, except for one share of Series A preferred stock issued to the NAR, were converted into an aggregate of 29,049,369 shares of common stock.

  Voting--Each share of convertible preferred stock has a number of votes equal to the number of shares of common stock then issuable upon its conversion. The convertible preferred stock generally votes together with the common stock and not as a separate class.

  Dividends--The holders of each series of convertible preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors at a rate of 6.5% of the respective issuance price per share per annum. The holders of Series D and Series F are entitled to receive cumulative dividends in preference to the holders of Series A, Series B, and Series C preferred stock and Series E redeemable convertible preferred stock and the common stock. In the event of a public offering of the Company's equity securities meeting certain minimum size requirements and timing, as defined in the Certificate of Incorporation, dividends declared, if any, will not be payable and will lapse. The holders of the Series D and Series F convertible preferred stock are entitled to dividends at their stated rate whether or not earned which are payable upon conversion provided the Company's public offering does not meet certain minimum size requirements and timing. Accordingly, the Company has recorded accretion from the date of the Reorganization of $2.1 million for the year ended December 31, 1999 related to the Series D and Series F dividends. No dividends have been declared or paid from inception.

  Liquidation--In the event of any liquidation or winding up of the Company, the holders of each series of convertible preferred stock will be entitled to receive, in preference to the holders of common stock, any distribution of assets of the Company equal to the sum of the respective issuance price of such shares plus any accrued and unpaid dividends. The holders of Series D and Series F are entitled to receive any distribution of assets of the Company before the holders of Series A, Series B, and Series C convertible preferred stock and Series E redeemable convertible preferred stock. The holders of Series A, Series B, Series C and Series E preferred stock are also entitled to receive an amount equal to the dividend rate (6.5%) accruing on a quarterly basis on the last day of each calendar quarter for the period from the respective date of issuance of such shares to the date of liquidation.

  After the full liquidation preference on all outstanding shares of convertible preferred stock has been paid, any remaining funds and assets of the Company will be distributed pro rata among the holders of the common stock.

                              HOMESTORE.COM, INC.

  Redemption--If a liquidation or initial public offering has not occurred by June 30, 2002, the holders of Series E redeemable convertible preferred stock are entitled to a redemption out of the assets of the Company equal to the Series E liquidation preference. The Company has recorded accretion from the date of the Reorganization of $154,000 for the year ended December 31, 1999 related to the Series E redeemable preferred stock redemption value.

  Conversion--Each share of convertible preferred stock is convertible at the holder's option at any time into common stock, according to a ratio which is five-for-one, subject to adjustment for dilution. Each share of convertible preferred stock automatically converts into common stock at the then applicable conversion rate for each upon (i) the closing of an underwritten public offering pursuant to which the post-closing enterprise value is at least $300 million of Company stock at a price of at least $9.97 per share,
(ii) the consent of at least two-thirds of the outstanding preferred stock, or
(iii) as to each series of convertible preferred stock, upon the date that less than 100 shares of such series are outstanding.

 Repurchase of Common Stock

  In February 1999, the Company repurchased 2,903,865 shares of common stock for $11.9 million.

 Sale of Common Stock and Series F Convertible Preferred Stock

  In February 1999, the Company closed a private equity offering to real estate brokers under its Broker Gold program. In the aggregate, the Company sold 94,248 shares of Series F convertible preferred stock and 628,760 shares of common stock for approximately $3.5 million. The Company recorded the $6.0 million difference between the deemed fair value of the stock for accounting purposes and the price paid by the brokers as deferred compensation, which is being amortized ratably over the two-year term of the Broker Gold agreement, resulting in a non-cash charge of $2.0 million for the year ended December 31, 1999. Under the terms of the Broker Gold agreement, brokers provide the Company with the right to display their property listings on an exclusive basis.

14. NET LOSS PER SHARE:

  The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders per share for the periods indicated (in thousands, except per share amounts):

                                                      Year Ended December
                                                              31,
                                                     ------------------------
                                                      1997    1998     1999
                                                     ------  ------  --------
   Historical Presentation Numerator:
     Net loss....................................... $  (17) $   (3) $(93,007)
     Accretion of redemption value and dividends on
      convertible preferred stock...................                   (2,299)
                                                     ------  ------  --------
     Net loss applicable to common stockholders..... $  (17) $   (3) $(95,306)
                                                     ======  ======  ========
   Denominator:
     Weighted average shares........................  8,650   9,173    41,142
                                                     ======  ======  ========
   Basic and diluted net loss per share applicable
    to common stockholders.......................... $  --   $  --   $  (2.32)
                                                     ======  ======  ========

  The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 1,342,500, 15,000 and 12,892,571 for the years ended December 31, 1997, 1998 and 1999, respectively.

                              HOMESTORE.COM, INC.

15. SUPPLEMENTAL CASH FLOW INFORMATION:

  During the year ended December 31, 1999:

  . The Company issued shares of RealSelect common stock convertible into 297,620 shares of Company common stock to the NAR in satisfaction of certain obligations under the operating agreement totalling $1.0 million.

  . The Company issued notes receivable to stockholders for $12.1 million in connection with exercising stock options and issuing restricted common stock.

  . The Company issued 364,000 shares of common stock valued at $3.3 million, 844,569 shares of Series H convertible preferred stock valued at $42.1 million and assumed net assets of $10.1 million as part of the SpringStreet acquisition.

  . The Company issued 187,500 shares of common stock to the NAR in satisfaction of certain obligations under the operating agreement totaling $1.3 million.

  . The Company issued 162,500 shares of common stock totaling $488,000 to an employee for cash of $250,000 and a note receivable of $238,000.

  . The Company converted all of the shares of RealSelect held by the NAR into 3,917,265 shares of its common stock.

  . The Company issued 250,000 shares of common stock valued at $11.2 million, a $37.5 million promissory note, and assumed $911,000 net liabilities as part of the Homefair acquisition.

  . The Company funded $3.0 million of capital expenditures through an equipment lease financing arrangement.

  . The Company issued 250,000 shares of common stock in satisfaction of the Cendant Litigation.

  . The Company issued 18,604 shares of common stock in exchange for a $1.0 million investment in a company.

  During the year ended December 31, 1998:

  . The Company issued notes receivable to stockholders for $551,000 in connection with the exercise of stock options.

16. DEFINED CONTRIBUTION PLAN:

  The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

                              HOMESTORE.COM, INC.

17. INCOME TAXES:

  As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 1998 and 1999 are as follows (in thousands):

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
   Deferred tax assets:
     Net operating loss carryforwards................    $ 839       $ 44,571
     Equity compensation.............................      --           5,106
     Other...........................................       90          1,723
                                                         -----       --------
                                                           929         51,400
     Less: valuation allowance.......................     (929)       (16,570)
                                                         -----       --------
   Net deferred tax assets...........................      --          34,830
                                                         -----       --------
   Deferred tax liabilities:
     Amortization of acquired intangible assets......      --         (34,830)
                                                         -----       --------
   Total gross deferred tax liabilities..............      --         (34,830)
                                                         -----       --------
   Net deferred tax asset (liability)................    $ --        $    --
                                                         =====       ========

  Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $15,641,000 in 1999. The increase was the result of net changes in temporary differences as well as adjustments attributable to acquisitions and consolidation of the financial statements following the date of the Reorganization.

  At December 31, 1999, the Company had net operating losses for federal and state income tax purposes of approximately $116.7 million and $63.3 million, respectively, which begin to expire in 2007 for federal and 2001 for state income tax purposes. The net operating losses can be carried forward to offset future taxable income. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

18. COMMITMENTS AND CONTINGENCIES:

 Operating Leases

  The Company leases certain facilities and equipment under noncancellable operating leases with various expiration dates through 2003. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index.

  In connection with the Reorganization, the Company assumed noncancellable operating leases. Future minimum lease payments under these operating leases as of December 31, 1999 are as follows (in thousands):

      2000.............................................................. $ 5,166
      2001..............................................................   4,616
      2002..............................................................   3,619
      2003..............................................................   2,287
      2004 and thereafter...............................................     619
                                                                         -------
        Total........................................................... $16,307
                                                                         =======

                              HOMESTORE.COM, INC.

  Total NSI rental expense for operating leases was $149,000 and $749,000 for the years ended December 31, 1997 and 1998, respectively. Rental expense for the Company for operating leases was $3.8 million for the year ended December 31, 1999.

 Distribution Agreements

  In connection with the Reorganization, the Company assumed various Internet portal distribution agreements and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements as of December 31, 1999 are as follows (in thousands):

      2000.............................................................. $26,166
      2001..............................................................  15,242
      2002..............................................................   6,050
      2003..............................................................     500
                                                                         -------
        Total........................................................... $47,958
                                                                         =======

 Contingencies

  From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the advice of counsel, management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

 Litigation

  On March 19, 1999, John D. Molinare filed a lawsuit against the Company, among other parties, in which Mr. Molinare was seeking damages of not less than $2.1 million, plus punitive damages, as well as his costs incurred, among other things. On August 4, 1999, the lawsuit was settled for an immaterial amount.

  On July 28, 1999, Cendant Corporation, the parent company of the Century21, ERA and Coldwell Banker real estate franchisers, filed a complaint against the Company in the Supreme Court of the State of New York in the County of New York, Cendant's claims arise out of a letter signed by Cendant and by the Company, and a Listings License Agreement and other agreements entered into with Cendant, in June 1998. Cendant claims that the Company fraudulently induced it to enter into the Listings License Agreement by promising in the letter to use reasonable good faith efforts to give Cendant the opportunity to invest in equity securities of the Company and that the Company breached an alleged agreement to offer Cendant the opportunity to make such an investment. Cendant also asserts claims for unjust enrichment and promissory estoppel relating to this alleged offer of an opportunity to invest.

  On October 22, 1999, the Company and Cendant Corporation announced a settlement of the pending litigation between the two companies. As part of the settlement, Cendant received 250,000 shares of the Company's common stock and agreed to take various actions to reaffirm various alliance agreements with the Company. In connection with the issuance of the 250,000 shares, the Company recorded a non-cash charge of $8.4 million in 1999.

                              HOMESTORE.COM, INC.

19. SUBSEQUENT EVENTS (UNAUDITED):

  On January 27, 2000, the Company filed a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission. The Company sold 4,073,139 shares of its common stock at $110.00 per share, generating gross proceeds of $448.0 million. In addition, 4,226,861 shares of the Company's common stock were offered and sold on behalf of selling stockholders at $110.00 per share, generating gross proceeds of $465.0 million for the account of selling stockholders. In connection with this offering, the Company incurred $17.9 million in underwriting discounts and commissions, and approximately $900,000 in other related expenses.

  In February 2000, the Company issued warrants to purchase up to 520,749 of the Company's common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $24.3 million which will be recognized as expense over three years.

  In February 2000, the Board of Directors authorized an increase in the number of shares reserved for issuance under the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan by an additional 3,158,509 and 350,945 shares, respectively.

  On March 6, 2000, the Company entered into a ten-year strategic alliance agreement with Budget Group, Inc. ("BGI") which will allow the Company to participate in online and offline BGI marketing activities. In exchange for entering into this agreement, the Company will issue to BGI 1,085,000 shares of its common stock with a value of approximately $70 million.

20. QUARTERLY FINANCIAL DATA (UNAUDITED):
  (in thousands, except for per share amounts)

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
   1999
   Revenues......................  $  5,570  $ 11,016    $ 18,625    $ 27,369
   Gross profit..................     2,821     6,655      12,728      19,354
   Loss from operations..........   (10,415)  (18,317)    (35,534)    (31,099)
   Net loss......................  $(10,486) $(18,280)   $(34,226)   $(30,015)
   Net loss applicable to common
    stockholders.................  $(10,900) $(19,343)   $(35,048)   $(30,015)
   Basic and diluted net loss per
    share applicable to common
    stockholders.................  $  (0.66) $  (0.79)   $  (0.66)   $  (0.43)

   1998
   Revenues......................  $    --   $    --     $    --     $    --
   Gross profit..................       --        --          --          --
   Loss from operations..........       --         (1)   $     (1)   $     (1)
   Net loss......................  $    --   $     (1)   $     (1)   $     (1)
   Net loss applicable to common
    stockholders.................  $    --   $     (1)   $     (1)   $     (1)
   Basic and diluted net loss per
    share applicable to common
    stockholders.................  $    --   $    --     $    --     $    --

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders NetSelect, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NetSelect, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Century City, California
March 31, 1999

                                NETSELECT, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                   December 31,
                                                  ----------------  February 4,
                                                   1997     1998       1999
                                                  -------  -------  -----------
                                                                    (unaudited)
                     ASSETS

Current assets:
 Cash and cash equivalents......................  $ 3,094  $14,690   $ 13,037
 Accounts receivable, net of allowance for
  doubtful accounts of $42, $378 and $455 at
  December 31, 1997, 1998 and February 4, 1999,
  respectively..................................      282    2,070      2,333
 Current portion of prepaid distribution
  expense.......................................             3,830      3,482
 Deferred royalties.............................      137    1,327      1,398
 Other current assets...........................      158    1,674      1,739
                                                  -------  -------   --------
Total current assets............................    3,671   23,591     21,989

Prepaid distribution expense....................             7,742      7,072
Property and equipment, net.....................      397    4,118      2,373
Intangible assets, net..........................    5,019   19,724     19,463
Other assets....................................      169      187        286
                                                  -------  -------   --------
   Total assets.................................  $ 9,256  $55,362   $ 51,183
                                                  =======  =======   ========

 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................  $   494  $ 5,499   $  4,117
 Accrued liabilities............................      772    5,801      6,156
 Due to related party...........................             2,200      2,200
 Deferred revenue...............................    1,314    5,439      6,065
 Current portion of notes payable...............             1,746      1,746
                                                  -------  -------   --------
Total current liabilities.......................    2,580   20,685     20,284

Notes payable...................................             3,236      3,265
Minority interest...............................      222
                                                  -------  -------   --------
                                                    2,802   23,921     23,549
                                                  =======  =======   ========

Commitments and contingencies (Note 16)

Series E redeemable convertible preferred stock,
 $.001 par value; 325 shares authorized, issued
 and outstanding at December 31, 1998 and
 February 4, 1999; redemption value of $6,003...      --     4,939      4,963
                                                  -------  -------   --------

Stockholders' equity:
 Convertible preferred stock, $.001 par value;
  9,675 shares authorized; 2,614, 4,959 and
  4,959 shares issued at December 31, 1997 and
  1998 and February 4, 1999, respectively;
  2,614, 4,528 and 4,528 shares outstanding at
  December 31, 1997 and 1998 and February 4,
  1999, respectively; liquidation preference of
  $62,048 at December 31, 1998..................        3        5          5
 Common stock, $.001 par value; 90,000
  authorized; 383, 2,496 and 2,496 issued and
  outstanding at December 31, 1997 and 1998 and
  February 4, 1999, respectively................                 2          2
 Additional paid-in capital.....................   12,117   96,066     98,129
 Treasury stock, at cost; 431 shares of
  convertible preferred stock at December 31,
  1998 and February 4, 1999.....................            (1,770)    (1,770)
 Notes receivable from stockholders.............            (3,230)    (3,230)
 Deferred stock charges.........................     (739)  (8,676)   (10,079)
 Accumulated deficit............................   (4,927) (55,895)   (60,386)
                                                  -------  -------   --------
   Total stockholders' equity...................  $ 6,454  $26,502   $ 22,671
                                                  -------  -------   --------
                                                  $ 9,256  $55,362   $ 51,183
                                                  =======  =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended       January 1
                                                   December 31,         to
                                                 -----------------  February 4,
                                                  1997      1998       1999
                                                 -------  --------  -----------
                                                                    (unaudited)
Revenues........................................ $ 1,282  $ 15,003    $ 2,433
Cost of revenues (excluding $141 in non-cash
 equity charges for the year ended December 31,
 1998)..........................................     335     7,338        798
                                                 -------  --------    -------
Gross profit....................................     947     7,665      1,635
                                                 -------  --------    -------
Operating expenses:
  Sales and marketing (excluding $506 in non-
   cash equity charges for the year ended
   December 31, 1998)...........................   3,200    25,560      4,064
  Product development (excluding $78 in non-cash
   equity charges for the year ended December
   31, 1998)....................................     506     4,139        174
  General and administrative (excluding $837 in
   non-cash equity charges for the year ended
   December 31, 1998)...........................   2,687     6,929      1,053
  Amortization of intangible assets.............     360     1,893        261
  Stock-based charges...........................     257    20,455        569
                                                 -------  --------    -------
Total operating expenses........................   7,010    58,976      6,121
                                                 -------  --------    -------
Loss from operations............................  (6,063)  (51,311)    (4,486)
Other income (expense), net.....................      74       121         (5)
                                                 -------  --------    -------
Net loss before minority interest...............  (5,989)  (51,190)    (4,491)
Minority interest...............................   1,239       222
                                                 -------  --------    -------
Net loss........................................  (4,750)  (50,968)    (4,491)
Accretion of redemption value and dividends on
 convertible preferred stock....................            (1,659)      (207)
Repurchase of convertible preferred stock.......            (7,727)
                                                 -------  --------    -------
Net loss applicable to common stockholders...... $(4,750) $(60,354)   $(4,698)
                                                 =======  ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                       Convertible                                             Notes
                     Preferred Stock     Common Stock  Additional            Receivable  Deferred                  Total
                     ------------------  -------------  Paid-in   Treasury      from      Stock    Accumulated Stockholders'
                     Shares     Amount   Shares Amount  Capital    Stock    Stockholders Charges     Deficit      Equity
                     --------   -------  ------ ------ ---------- --------  ------------ --------  ----------- -------------
Balance at January
 1, 1997...........     1,160         1    353            3,879       --          --          --        (177)       3,703
Issuance of Series
 A preferred.......       729         1                   2,064                                                     2,065
Issuance of Series
 B preferred.......       111                               686                                                       686
Issuance of Series
 C preferred.......       614         1                   4,439                                                     4,440
Issuance of common
 stock for
 acquisition of
 TouchTech, Inc. ..                         30               53                                                        53
Deferred stock
 charges...........                                         996                              (996)                    --
Stock-based
 charges...........                                                                           257                     257
Net loss...........                                                                                   (4,750)      (4,750)
                     --------    ------  -----   ---    -------   -------     -------    --------   --------     --------
Balance at December
 31, 1997..........     2,614         3    383           12,117       --          --         (739)    (4,927)       6,454
Issuance of Series
 D preferred.......       681         1                   9,999                                                    10,000
Issuance of common
 stock for
 acquisition of The
 Enterprise of
 America, Ltd. ....                        105              525                                                       525
Issuance of Series
 F preferred.......     1,664         1                  39,701                                                    39,702
Issuance of common
 stock.............                      1,674     2     10,442                                                    10,444
Exercise of stock
 options for notes
 receivable........                        221              151                  (151)                                --
Note receivable
 from stockholder..                                                            (3,079)                             (3,079)
Exercise of
 warrants..........                        113
Deferred stock
 charges...........                                       9,497                            (9,497)                    --
Issuance of
 warrants and
 common stock......                                       2,637                                                     2,637
Stock-based
 charges...........                                      18,895                             1,560                  20,455
Accretion of Series
 E redemption
 value.............                                        (171)                                                     (171)
Repurchase of
 Series A and B
 preferred.........      (431)                           (7,727)   (1,770)                                         (9,497)
Net loss...........                                                                                  (50,968)     (50,968)
                     --------    ------  -----   ---    -------   -------     -------    --------   --------     --------
Balance at December
 31, 1998..........     4,528         5  2,496     2     96,066    (1,770)     (3,230)     (8,676)   (55,895)      26,502
Issuance of
 warrants
 (unaudited).......                                         115                                                       115
Deferred stock
 charges
 (unaudited).......                                       1,972                            (1,972)
Stock-based charges
 (unaudited).......                                                                           569                     569
Accretion of Series
 E redemption value
 (unaudited).......                                         (24)                                                      (24)
Net loss
 (unaudited).......                                                                                   (4,491)      (4,491)
                     --------    ------  -----   ---    -------   -------     -------    --------   --------     --------
Balance at February
 4, 1999
 (unaudited).......     4,528    $    5  2,496   $ 2    $98,129   $(1,770)    $(3,230)   $(10,079)  $(60,386)    $ 22,671
                     ========    ======  =====   ===    =======   =======     =======    ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year ended      January 1 to
                                                 December 31,     February 4,
                                               -----------------  ------------
                                                1997      1998        1999
                                               -------  --------  ------------
                                                                  (unaudited)
Cash flows from operating activities:
Net loss...................................... $(4,750) $(50,968)   $(4,491)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation and amortization.................     472     2,551        339
Provision for doubtful accounts...............               416         68
Amortization of discount on notes payable.....               215         29
Other non-cash items..........................               961        206
Minority interest in loss.....................  (1,239)     (222)
Stock-based charges...........................     257    20,455        569
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable...........................     (91)   (1,638)      (330)
Prepaid distribution expense..................           (11,228)     1,018
Deferred royalties............................    (137)   (1,190)       (71)
Due from affiliated company...................    (119)       74         (6)
Other assets..................................    (241)       (3)       178
Accounts payable and accrued liabilities......     441     8,350     (1,026)
Deferred revenue..............................   1,290     4,125        626
                                               -------  --------    -------
Net cash provided by (used in) operating
 activities...................................  (4,117)  (28,102)    (2,891)
                                               -------  --------    -------
Cash flows from investing activities:
Purchases of property and equipment...........    (372)   (3,853)       (61)
Acquisition of The Enterprise, net of cash
 acquired.....................................              (705)
Acquisition of MultiSearch, net of cash
 acquired.....................................              (761)
Proceeds from sale of fixed assets............                        1,299
Payments made in connection with operating
 agreement....................................  (1,260)
                                               -------  --------    -------
Net cash provided by (used in) investing
 activities...................................  (1,632)   (5,319)     1,238
                                               -------  --------    -------
Cash flows from financing activities:
Repayment of notes payable....................            (1,490)
Proceeds from bridge loan.....................            12,000
Repayments on bridge loan.....................            (1,325)
Note receivable from stockholder..............            (3,079)
Net proceeds from issuance of common stock....       9     8,066
Net proceeds from issuance of preferred
 stock........................................   7,191    40,342
Repurchase of preferred stock.................            (9,497)
                                               -------  --------    -------
Net cash provided by financing activities.....   7,200    45,017        --
                                               -------  --------    -------
Change in cash and cash equivalents...........   1,451    11,596     (1,653)
Cash and cash equivalents, beginning of
 period.......................................   1,643     3,094     14,690
                                               -------  --------    -------
Cash and cash equivalents, end of period...... $ 3,094  $ 14,690    $13,037
                                               =======  ========    =======
Supplemental disclosure of cash flow
 activities
Cash paid during the year for interest........ $   --   $    170    $   --
                                               =======  ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

  NetSelect, Inc. ("NSI" or the "Company") was incorporated in the state of Delaware on October 28, 1996. The Company's primary business activity has been managing its investment in NetSelect LLC ("LLC"). Effective December 4, 1996, the Company made its initial investment in LLC (see Note 3--Investment in NetSelect, LLC) along with InfoTouch Corporation ("InfoTouch"), the minority stockholder in LLC. LLC is the majority stockholder of RealSelect, Inc. ("RealSelect"), which is an operating company created to establish an Internet-based marketing service for real estate.

  Pursuant to a number of agreements governing the formation of RealSelect, both InfoTouch and the Company were required to remain shell companies for their respective investments in LLC. On February 4, 1999, the Company entered into a non-substantive share exchange and merged into InfoTouch, which then changed its name to NetSelect. InfoTouch issued shares of preferred and common stock and assumed all outstanding NSI options and warrants for InfoTouch common and preferred stock pursuant to an exchange ratio equivalent to the respective ownership in LLC of NSI and InfoTouch stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Unaudited Interim Financial Information--The interim consolidated financial information of the Company for the nine months ended September 30, 1998 and the period from January 1, 1999 to February 4, 1999 is unaudited. The unaudited interim consolidated financial information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at and for the period from January 1, 1999 to February 4, 1999.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. As a result of net losses, minority stockholders' interests have been eliminated to the extent of such minority stockholders' investments. All material intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

  Cash Equivalents--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the United States. Accounts receivable balances are typically settled through customer credit cards and, as a result, the majority of accounts receivable are collected upon processing of credit card transactions. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

  During the years ended December 31, 1997 and 1998, and the period from January 1, 1999 to February 4, 1999 (unaudited), no customers accounted for more than 10% of net revenues or net accounts receivable.

                                NETSELECT, INC.

  Fair Value of Financial Instruments--The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

  Prepaid Distribution--The Company has entered into various web portal distribution and preferred alliance agreements, which are being amortized ratably over the term of the agreements, generally two to five years.

  Property and Equipment--Property and equipment are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

  Intangible Assets--Intangible assets primarily consist of goodwill resulting from the acquisitions of The Enterprise of America, Ltd. ("The Enterprise") and MultiSearch Solutions, Inc. ("MultiSearch"). This goodwill is being amortized on a straight-line basis over the estimated periods of benefit of five years. In addition, in connection with its formation, the Company entered into an exclusive lifetime operating agreement with the NAR and received intellectual property from InfoTouch. Pursuant to an operating agreement, the Company made various payments and issued RealSelect common stock to the National Association of REALTORS (the "NAR") for the right to use the REALTOR.com trademark and domain name, the "REALTORS" trademark and the exclusive use of the web site for real estate listings. The InfoTouch intellectual property, the stock issued and payments made to the NAR, as well as certain milestone-based amounts subsequently earned by the NAR have been recorded as intangible assets and are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

  The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

  Revenue Recognition--The Company's revenues are derived principally from the sale of advertising products and services to real estate agents and brokers, home builders, property owners and managers. Revenues associated with the sale of agent products are recognized ratably over the term of the contract, generally 12 months. Royalties directly associated with these revenues are deferred and amortized over the same period. The Company also sells banner advertising pursuant to short-term contracts, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of the Company's online properties. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed.

  Product Development Costs--Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less.

  Advertising Expense--Advertising costs, including co-operative advertising costs, are expensed as incurred and totalled $818,000 and $3.3 million during the years ended December 31, 1997 and 1998, respectively.

  Stock-Based Charges--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting

                                NETSELECT, INC.

  Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18.

  Income Taxes--Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Comprehensive Income--Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

  Segments--The Company operates in one principal business segment, an Internet destination for home and real estate-related information and advertising products and services. Substantially all of the Company's operating results and identifiable assets are in the United States.

  During the years ended December 31, 1997 and 1998 and for the period from January 1 through February 4, 1999, no customer accounted for more than 10% of net revenues or net accounts receivable.

  Recent Accounting Pronouncements--In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 during the first quarter of 1999 did not have a significant impact on financial position, results of operations or cash flows.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of SOP No. 98-5 during the first quarter of 1999 did not have a significant impact on financial position, results of operations or cash flows.

3. INVESTMENT IN NETSELECT, LLC:

  Effective December 4, 1996, the Company entered into a series of agreements with the National Associations of Realtors, and its wholly owned subsidiary Realtors Information Network (together referred to as the "NAR"), InfoTouch and several investors (collectively referred to as the "Investors") in connection with the formation of RealSelect.

  The Company sold $7.0 million of common and preferred stock to the Investors which in turn was invested in LLC for an ownership interest of 54% in LLC. InfoTouch received a 46% interest in LLC for the transfer of its assets, liabilities and intellectual property relating to the concept of listing residential real estate on the Internet. The book value of the net liabilities transferred amounted to $96,000. LLC transfered $5.8 million and the InfoTouch intellectual property to RealSelect, for an 85% ownership interest in RealSelect. RealSelect received from the NAR the right to use certain trademarks, an agreement not to compete and in return assumed certain debt of the NAR. As part of this transaction, RealSelect and the NAR entered into an operating agreement for the Internet site REALTOR.com, an agreement not to compete and certain trademark agreements. RealSelect paid the NAR and its creditors $3.4 million, forgave debt of $266,000 and issued common stock representing a 15% ownership interest to the NAR.

                                NETSELECT, INC.

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

4. ACQUISITIONS:

 TouchTech Corporation

  Effective December 31, 1997, the Company acquired all the outstanding stock of TouchTech Corporation, a Canadian company, in exchange for 29,382 shares of common stock with a value of $53,000. The acquisition has been accounted for as a purchase. The excess of fair value of purchase consideration over net tangible assets has been allocated to goodwill and is being amortized on a straight-line basis over five years.

 The Enterprise

  Effective March 31, 1998, the Company acquired The Enterprise in exchange for aggregate consideration consisting of 105,000 shares of Company common stock with an estimated fair value of $525,000, a note payable in the amount of $2.2 million, $705,000 in cash and the assumption of $946,000 of net liabilities. Included in liabilities assumed were $836,000 of demand notes payable that were paid by the Company on the effective date of the acquisition. The acquisition has been accounted for as a purchase. The excess of purchase consideration over net tangible assets acquired of $3.9 million has been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned and in no event shall such aggregate payments exceed $1.0 million. For the year ended December 31, 1998, no contingent payments were required under the terms of the agreement.

 MultiSearch

  Effective July 1, 1998, the Company acquired MultiSearch, in exchange for aggregate consideration consisting of 325,000 shares of Series E convertible preferred stock with a value of $4.8 million, a note payable in the amount of $3.6 million, $875,000 in cash and the assumption of $657,000 of net liabilities. Included in liabilities assumed were $654,000 of demand notes payable that were paid by the Company on the effective date of the acquisition. The acquisition has been accounted for as a purchase. The excess of total purchase consideration over net tangible assets acquired of $9.4 million has been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales and earnings are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned. For the year ended December 31, 1998, $360,000 of expense was recognized under the terms of the agreement.

  The following summarized unaudited pro forma financial information assumes The Enterprise and MultiSearch acquisitions occurred at the beginning of each period (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Revenues...........................................   $ 8,505      $ 18,026
   Net loss applicable to common stockholders.........    (9,470)      (61,969)

                                NETSELECT, INC.

5. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Computer equipment.................................    $ 394        $2,903
   Furniture and fixtures.............................       77         1,337
   Leasehold improvements.............................       50           700
                                                          -----        ------
                                                            521         4,940
   Less: Accumulated depreciation.....................     (124)         (822)
                                                          -----        ------
                                                          $ 397        $4,118
                                                          =====        ======

  Depreciation expense for the years ended December 31, 1997 and 1998 was $119,000 and $659,000, respectively.

6. INTANGIBLE ASSETS:

  Intangible assets consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Goodwill...........................................    $           $13,243
   RIN operating agreement............................     4,745        6,745
   Other..............................................       656        2,012
                                                          ------      -------
                                                           5,401       22,000
   Less: Accumulated amortization.....................      (382)      (2,276)
                                                          ------      -------
                                                          $5,019      $19,724
                                                          ======      =======

  Amortization expense for the years ended December 31, 1997 and 1998 was $360,000 and $1.9 million, respectively.

7. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Accrued payroll and related benefits...............     $442        $1,973
   Accrued distribution fees..........................                  1,366
   Accrued royalties..................................                    979
   Other..............................................      330         1,483
                                                           ----        ------
                                                           $772        $5,801
                                                           ====        ======

8. RELATED-PARTY TRANSACTIONS:

  At December 31, 1997 and 1998, the Company was indebted to an officer for $168,000 and $188,000, respectively. The loan is due on demand and bears interest at 10% per annum.

                                NETSELECT, INC.

  In August 1998, the Company issued 57,671 shares of common stock and 26,504 shares of Series F convertible preferred stock to the NAR in satisfaction of a $1.0 million obligation for the Company's share of advertising costs for a co-operative advertising program with the NAR. At December 31, 1998, the Company was indebted to the NAR for $2.2 million pursuant to certain provisions of the operating agreement.

  In connection with a 1998 stock redemption agreement, the Company loaned $3.1 million to a stockholder of InfoTouch. The note is non-interest bearing, full recourse and collateralized by the shares of common stock. At December 31, 1998, the note was classified as a component of stockholders' equity.

  At December 31, 1998, the Company held promissory notes from employees and directors totaling $151,000 for the exercise of stock options. The notes bear interest at 5.3% per annum and are due on or before August 21, 2003. The notes, which are classified as a component of stockholders' equity, are full recourse and collateralized by shares of common stock of the Company owned by the employees and directors.

9. NOTES PAYABLE:

  As part of the acquisition of The Enterprise, the Company issued a $2.2 million non-interest bearing note payable which has been discounted at 10%. The unamortized balance of the discount at December 31, 1998 was $354,000. The note is payable in four installments, and matures on March 31, 2001.

  As part of the acquisition of MultiSearch, the Company issued a $3.6 million non-interest bearing note payable which has been discounted at 10%. The unamortized balance of the discount at December 31, 1998 was $453,000. The note is payable in three installments, and matures on April 1, 2001.

  As of December 31, 1998, future payments under the notes are as follows (in thousands):

                                                                       Principal
     Year Ending December 31,                                          Payments
     ------------------------                                          ---------
     1999.............................................................  $2,097
     2000.............................................................   1,797
     2001.............................................................   1,895
                                                                        ------
                                                                         5,789
     Less: Discount...................................................    (807)
                                                                        ------
     Present value of notes payable...................................   4,982
     Less: Current portion............................................   1,746
                                                                        ------
     Long-term portion................................................  $3,236
                                                                        ======

10. STOCK OPTIONS:

  The Company's 1996 Stock Incentive Plan (the "Plan") provides for the grant of options to employees, officers, directors and consultants at the then-current market value of the Company's common stock, as determined by the Board of Directors. Options granted generally vest over four years, 25% on the first anniversary and monthly thereafter over the remaining three years, and expire 10 years from the date of grant.

                                NETSELECT, INC.

  The following table summarizes activity under the Plan for the years ended December 31, 1997 and 1998, and for the period from January 1, 1999 to February 4, 1999 (shares in thousands):

                                                                      Weighted
                                                                      Average
                                              Number of     Price     Exercise
                                               Shares     Per Share    Price
                                              --------- ------------- --------
   Outstanding at January 1, 1997............     335             .28    .28
    Granted..................................     287            1.50   1.50
                                                -----
   Outstanding at December 31, 1997..........     622     .28 to 1.50    .84
    Granted..................................     956    5.00 to 8.00   6.02
    Exercised................................    (221)    .28 to 5.00    .68
    Canceled.................................     (85)   1.50 to 5.00   3.90
                                                -----
   Outstanding at December 31, 1998..........   1,272     .28 to 8.00   4.56
    Granted (unaudited)......................      40           10.00  10.00
                                                -----
   Outstanding at February 4, 1999
    (unaudited)..............................   1,312    .28 to 10.00   4.74
                                                =====

  Options granted during the years ended December 31, 1997 and 1998 resulted in total compensation of $1.0 million and $9.5 million, respectively and were recorded as deferred stock compensation in stockholders' equity. This deferred compensation represented the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation amount will be recognized as stock-based compensation over the related vesting period of the options. During the years ended December 31, 1997 and 1998, such stock-based compensation was $257,000 and $1.6 million, respectively. Options outstanding at December 31, 1998 were exercisable for 144,000 shares of common stock. Common stock available for future grants at December 31, 1998 was 507,000 shares.

  Additional information with respect to the outstanding options as of December 31, 1998 is as follows (shares in thousands):

                                                                  Options
                                 Options Outstanding            Exercisable
                         ----------------------------------- ------------------
                                   Weighted Average Average            Average
                         Number of    Remaining     Exercise Number of Exercise
   Prices:                Shares   Contractual Life  Price    Shares    Price
   -------               --------- ---------------- -------- --------- --------
   $ .28................     113         7.90        $ .28        8     $ .28
    1.50................     250         8.70         1.50       67      1.50
    5.00................     224         9.20         5.00       18      5.00
    6.00................     181         9.50         6.00       23      6.00
    6.32................     421         9.70         6.32       27      6.32
    8.00................      83         9.90         8.00        1      8.00
                           -----                                ---
                           1,272                                144
                           =====                                ===

  The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                          December 31, December 31, December 31,
                                              1996         1997         1998
                                          ------------ ------------ ------------
   Risk-free interest rates..............       6%           6%           5%
   Expected lives (in years).............       4            5            4
   Dividend yield........................       0%           0%           0%
   Expected volatility...................       0%           0%           0%

                                NETSELECT, INC.

  The compensation expense associated with the stock-based compensation plans did not result in a material difference from the reported net loss for the years ended December 31, 1997 and 1998.

11. WARRANTS:

  In connection with entering into a distribution agreement with America Online in April 1998, the Company issued a warrant to purchase 113,295 shares of the Company's common stock at an exercise price of $6.32 per share. America Online will also hold warrants to acquire $3.0 million of common stock with a weighted average exercise price of 137.5% of the initial public offering price. If warrants are purchased in connection with an IPO, the fair value will be measured at the date of the IPO and amortized to sales and marketing expense over the remaining term of the distribution agreement.

  Under the terms of an operating agreement entered into in 1998, the Company issued an immediately exercisable warrant to purchase 113,288 shares of common stock at an exercise price $.001 per share. The Company determined that the fair value of the warrant approximated $1.4 million at the date of issuance which is included in amortization of intangible assets over the estimated useful life of the operating agreement. The warrant was exercised in November 1998.

  During 1998, the Company issued warrants to purchase up to 41,876 shares of common stock to Multiple Listing Services ("MLSs") that agreed to provide their real estate listings to us for publication on the Internet on a preferred national basis over an initial term of 18 months. The issuance of these warrants is contingent upon completion of an IPO. The exercise price will be equal to the IPO per share price. The fair value of issuable warrants will be measured at the date an IPO is deemed to be probable and recognized as expense over the terms of the applicable MLS agreement.

12. CAPITALIZATION:

  Convertible preferred stock at December 31, 1998 consists of the following (in thousands):

                                                      Shares
                                              ---------------------- Liquidation
                                              Authorized Outstanding   Amount
                                              ---------- ----------- -----------
   Series A..................................   1,647       1,378      $ 4,416
   Series B..................................     353         191        1,334
   Series C..................................     614         614        4,884
   Series D..................................     681         681       10,543
   Series F..................................   2,100       1,664       40,871
   Undesignated..............................   4,280
                                                -----       -----      -------
                                                9,675       4,528      $62,048
                                                =====       =====      =======

  Voting--Each share of convertible preferred stock has a number of votes equal to the number of shares of common stock then issuable upon its conversion. The convertible preferred stock generally votes together with the common stock and not as a separate class.

  Dividends--The holders of each series of convertible preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors at a rate of 6.5% of the respective issuance price per share per annum. The holders of Series D and Series F are entitled to receive cumulative dividends in preference to the holders of Series A, Series B, and Series C preferred stock and Series E redeemable convertible preferred stock and the common stock. In the event of a public offering of the Company's equity securities meeting certain minimum size requirements and timing, as defined in the Certificate of Incorporation, dividends declared, if any,

                                NETSELECT, INC.

will not be payable and will lapse. The holders of the Series D and Series F convertible preferred stock are entitled to dividends at their stated rate whether or not earned which are payable upon conversion provided the Company's public offering does not meet certain minimum size requirements and timing. Accordingly, the Company has recorded accretion of $1.5 million for the year ended December 31, 1998 related to the Series D and Series F dividends.

  No dividends have been declared or paid from inception through December 31, 1998.

  Liquidation--In the event of any liquidation or winding up of the Company, the holders of each series of convertible preferred stock will be entitled to receive, in preference to the holders of common stock, any distribution of assets of the Company equal to the sum of the respective issuance price of such shares plus any accrued and unpaid dividends. The holders of Series D and Series F are entitled to receive any distribution of assets of the Company before the holders of Series A, Series B, and Series C convertible preferred stock and Series E redeemable convertible preferred stock. The holders of Series A, Series B, Series C and Series E preferred stock are also entitled to receive an amount equal to the dividend rate (6.5%) accruing on a quarterly basis on the last day of each calendar quarter for the period from the respective date of issuance of such shares to the date of liquidation.

  After the full liquidation preference on all outstanding shares of convertible preferred stock has been paid, any remaining funds and assets of the Company will be distributed pro rata among the holders of the common stock.

  Redemption--If a liquidation or initial public offering has not occurred by June 30, 2002, the holders of Series E redeemable convertible preferred stock are entitled to a redemption out of the assets of the Company equal to the Series E liquidation preference. The Company has recorded accretion of $171,000 for the year ended December 31, 1998 related to the Series E redeemable preferred stock redemption value.

  Conversion--Each share of convertible preferred stock is convertible at the holder's option at any time into common stock, according to a ratio which is two-for-one, subject to adjustment for dilution. Each share of convertible preferred stock automatically converts into common stock at the then applicable conversion rate for each upon (i) the closing of an underwritten public offering pursuant to which the post-closing enterprise value is at least $300 million of Company stock at a price of at least $24.93 per share,
(ii) the consent of at least two-thirds of the outstanding preferred stock, or
(iii) as to each series of convertible preferred stock, upon the date that less than 100 shares of such series are outstanding.

  Repurchase of Preferred Stock--In November 1998, the Company repurchased 431,664 shares of Series A and Series B convertible preferred stock for $9.5 million. The difference of $7.7 million between the carrying value of the preferred stock prior to repurchase and the price paid has been included in net loss for the year ended December 31, 1998 in the computation of net loss applicable to common stockholders.

  Sale of Common Stock--In connection with the August 1998 Series F financing, the Company sold an aggregate of 1,673,991 shares of common stock to certain investors and received gross proceeds of approximately $10.6 million. The Company recognized the $18.9 million difference between the estimated fair value of the stock and the price paid by investors as stock-based compensation in 1998.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

  During the period from January 1, 1999 to February 4, 1999 (unaudited):

  . In connection with an equipment lease financing arrangement, the Company sold $749,000 of net property and equipment in exchange for assumption of third party payables.

                                NETSELECT, INC.

  During the year ended December 31, 1998:

  . The Company issued common and convertible preferred stock valued at $1.9 million in connection with an advertising agreement.

  . The Company incurred a $2.0 million payable to a related party in connection with certain obligations under a lifetime operating agreement.

  . Convertible notes in the amount of $10.7 million, plus $64,000 in accrued interest, were converted into Series F convertible preferred stock.

  . The Company issued notes receivable to stockholders for $151,000 in connection with the exercise of stock options.

  .  The Company issued warrants with a fair value of $1.4 million.

  . The Company issued 105,000 shares of common stock valued at $525,000, a note payable of $2.2 million and assumed net liabilities of $946,000 as part of the acquisition of The Enterprise.

  . The Company issued 325,000 shares of Series E redeemable convertible preferred stock valued at $4.8 million, a note payable of $3.6 million and assumed net liabilities of $657,000 as part of the acquisition of MultiSearch.

  During the year ended December 31, 1997:

  . The Company issued 29,382 shares of common stock with a value of $53,000 as part of the acquisition of TouchTech.

14. DEFINED CONTRIBUTION PLAN:

  The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

15. INCOME TAXES:

  As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 1997 and 1998 are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1997      1998
                                                              -------  --------
   Deferred tax assets:
     Net operating loss carryforwards........................ $ 2,036  $ 12,807
     Other...................................................     348     1,078
                                                              -------  --------
                                                                2,384    13,885
     Less: valuation allowance...............................  (2,384)  (13,885)
                                                              -------  --------
   Net deferred taxes........................................ $   --   $    --
                                                              =======  ========

                                NETSELECT, INC.

  Due to the uncertainty surrounding the timing of the realization of the benefits from its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

  NSI, LLC and RealSelect do not file income tax returns on a consolidated basis. As a result, net operating losses of one entity may not be available to offset future taxable income of another entity. NSI has net operating loss carryforwards for federal and state income tax purposes of approximately $161,000 and $80,000, respectively, which begin to expire in 2018 for federal and 2003 for state purposes. RealSelect has net operating loss carryforwards for federal and state purposes of approximately $34.4 million and $18.1 million, respectively, which begin to expire in 2007 for federal and 2001 for state purposes. LLC is treated as a partnership for federal and state purposes. As a result, all income and loss items flow through to its investors. Utilization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future.

16. COMMITMENTS AND CONTINGENCIES:

 Operating Leases

  The Company leases certain facilities and equipment under noncancellable operating leases with various expiration dates through 2003. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and the Consumer Price Index. Future minimum lease payments under noncancellable operating leases at December 31, 1998 are (in thousands):

   1999...............................................................  $ 2,295
   2000...............................................................    2,686
   2001...............................................................    2,553
   2002...............................................................    1,636
   2003...............................................................    1,365
                                                                       --------
     Total............................................................  $10,535
                                                                       ========

  Total rental expense for operating leases was $149,000 and $749,000 for the years ended December 31, 1997 and 1998, respectively.

 Distribution Agreements

  The Company has entered into various Internet portal distribution and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements are as follows (in thousands):

     1999............................................................... $23,643
     2000...............................................................  21,536
     2001...............................................................  14,646
     2002...............................................................   4,250
     2003...............................................................     500
                                                                         -------
       Total............................................................ $64,575
                                                                         =======

                                NETSELECT, INC.

 Contingencies

  From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the advice of counsel, management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

17. SUBSEQUENT EVENTS (UNAUDITED):

 Equipment Leasing Arrangement

  In January 1999, the Company entered into an equipment leasing arrangement which provided for the sale and leaseback of certain of the Company's existing equipment and lease financing for additional equipment needs. The total availability under the agreement is $3.0 million. In addition, the agreement provides the lessor with warrants to purchase up to 5,000 shares of Series F convertible preferred stock at an exercise price of $24.00 per share. The Company determined that the fair value of the warrants approximated $115,000 on the date of grant.

 Stock Options

  In January 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the "Plan") to replace the 1996 Stock Incentive Plan ("1996 Plan"). The Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The total number of shares of common stock reserved for issuance under the Plan is equal to that number previously reserved and available for grant under the 1996 Plan. The Company will not issue new options under the 1996 Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective January 21, 1999, PricewaterhouseCoopers LLP was engaged as our independent accountants. Prior to January 21, 1999, Deloitte & Touche LLP had been our independent accountants. The decision to change independent accountants was approved by our board of directors.

  For the period from October 28, 1996 through December 31, 1998 and for the period from January 1, 1999 through January 21, 1999, we and Deloitte & Touche LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

  The report of Deloitte & Touche LLP on our financial statements for the periods from October 28, 1996 through December 31, 1996 and January 1, 1997 through December 31, 1997 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

  Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning Directors and Executive Officers of the Company appears in the Company's Proxy Statement, under Item 1 "Election of Directors". This portion of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation appears in the Company's Proxy Statement, under the caption "Executive Compensation", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement, under Item 1 "Election of Directors", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions appears in the Company's Proxy Statement, under Item 1 "Election of Directors" under the headings "Director Compensation," "Executive Compensation," and "Related Party Transactions," and is incorporated herein by reference.

Operating Agreement with the National Association of REALTORS

  In November 1996, we entered into an operating agreement with the NAR which governs how our RealSelect subsidiary operates the REALTOR.com web site on behalf of the NAR. The agreement may be terminated if:

  . the number of real estate listings on REALTOR.com falls below 500,000;

  . we breach any of our obligations under the agreement and do not cure that breach within 30 days;

  . a third party acquires more than 50% of Homestore.com's or RealSelect's voting stock; or

  . the individuals on RealSelect's board of directors, as it was constituted on November 1996, cease to constitute a majority of our board of directors without the approval of the board or directors approved by the board.

  Restrictions on How We Operate the REALTOR.com Web Site

  The operating agreement contains a number of restrictions on how our RealSelect subsidiary can operate the REALTOR.com web site. These include:

  . it cannot display any "for sale by owner" real estate listings;

  . it can only enter into agreements with parties that provide us with real estate listings, such as MLSs, on terms approved by the NAR;

  . there are specific provisions as to the types of information that the real property listings may contain as well as the manner in which they may be displayed;

  . the NAR has the right to approve the design and layout of the REALTOR.com home page;

  . the NAR can require RealSelect to include on REALTOR.com real estate related content it develops;

  . RealSelect cannot provide links from listings of existing real property listings to rental or new home listings with exceptions for our HomeBuilder.com and SpringStreet.com web sites;

  . we cannot market any data or information received from data content providers such as real estate agents or brokers other than aggregate statistical data without its consent; and

  . although we can collect fees for enhanced Internet services, we cannot charge fees to brokers or agents who provide us only basic real property listing information.

  We Are Subject to Noncompetition Provisions

  The REALTOR.com operating agreement with the NAR requires that our REALTOR.com site be our exclusive web site for displaying real property listings. This required us to obtain the consent of the NAR prior to our acquisition of the SpringStreet.com web site and the launch of our HomeBuilder.com web site. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of the NAR in order to complete the acquisition. Any future consents from the NAR, if obtained, could be conditioned on our restricting the operations of the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions.

  Performance Requirements for the REALTOR.com Web Site

  RealSelect must maintain adequate computer systems, communications and capacity to accommodate all the real property listings on the REALTOR.com web site. The computer system must also meet a number of other performance requirements. If another means of displaying electronic advertisements for real property emerges, and we do not adequately provide for the electronic display of these advertisements in the new medium, the NAR is entitled to select another real property listing provider for that new medium.

  Restrictions on the Types of Advertising We May Display on the REALTOR.com
Site

  RealSelect cannot display advertisements in connection with a real property listing from many types of advertisers. For example, RealSelect cannot include advertisements related to political issues, religion, alcoholic beverages or adult-oriented products and services. Also, there are restrictions as to how RealSelect displays advertisements from banks, loan brokers, mortgage bankers and other participants in the real estate lending industry. For example, none of these advertisers can occupy or reserve more than 25% of the available advertising space for a geographic location or be given an exclusive right to advertise with respect to a particular business on the REALTOR.com web site.

  Compensation to the NAR

  As consideration for entering into the operating agreement with respect to REALTOR.com, we are obligated to pay the amounts described below to the NAR.

  Fixed Fees. We paid the NAR $1.0 million to fund advertising activities of the NAR. This amount was paid by issuing shares of our Series F convertible preferred stock and common stock described above. We also paid the NAR an additional $1.0 million for advertising and for exceeding 1,300,000 real property listings, as specified in the operating agreement. This amount was paid by issuing the NAR shares of RealSelect common stock.

  Additional Payment. On May 28, 1999, we issued 187,500 shares of common stock to the NAR in cancellation of $600,000 of our $1.2 million outstanding obligation to the NAR. The remaining $600,000 was repaid in August 1999.

  Variable Fees. Beginning in 1999, we are required to make quarterly payments to the NAR based on RealSelect's operating revenues.

  In 2000 and each year after 2000, RealSelect must pay the NAR annually the lesser of:

  . 5% of RealSelect's operating revenues;

  . 15% of RealSelect's operating revenues less the percentage of our operating revenues paid to parties that provide us with real estate listings; or

This royalty payment is reduced by 2% to the extent earnings before interest and taxes are less than 10% of revenue, for that quarter.

For 1999, we paid the NAR $99,288 in royalties. These operating revenues are RealSelect's consolidated gross revenues as defined under this agreement, less sales commissions paid to third parties related to those revenues, less any revenues from permitted marketing of information or data.

Protective Provisions in Agreements with Respect to RealSelect

  The board of directors of our RealSelect subsidiary consists of seven members, two of whom are appointed by the NAR under the RealSelect stockholders agreement. Without the consent of the approval of six of its seven board members, RealSelect cannot (1) enter into a merger or consolidation transaction, (2) sell substantially all of its assets, or (3) change its business purpose from that specified in its certificate of incorporation, which purpose is the operation of the REALTOR.com web site and real property advertising programming for electronic display and related businesses.

  It also cannot engage in a number of transactions without the approval of a majority of its board members and at least one member nominated by the NAR. These include:

  . amending its certificate of incorporation or bylaws;

  . establishing, or appointing any members to, a board committee;

  . approving transactions with affiliates, stockholders or employees in excess of $100,000;

  . changing its executive officers;

  . pledging its assets;

  . issuing more than 10 shares of RealSelect stock; and

  . declaring dividends or making other distributions to its stockholders.

  The RealSelect bylaws also contain protective provisions which could restrict portions of RealSelect's operations or require us to incur additional expenses. For instance, if the RealSelect board of directors cannot agree on an annual budget for RealSelect, it would use as its budget that from the prior year adjusted for inflation. Any expenditures in excess of that budget would have to be funded by Homestore.com. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million or review salaries for or award bonuses to executive officers of RealSelect without the approval of a majority of its board, including an NAR representative, we would also need to fund those expenditures.

Conversion of RealSelect Stock into Homestore.com Stock

  Effective immediately prior to our initial public offering on August 4, 1999, the NAR converted all of its shares of RealSelect except for one half of one share of RealSelect common stock into an aggregate of 3,917,265 shares of our common stock. The NAR can require that we convert the remaining one half of one share of Real Select into an aggregate of 124,815 shares of our common stock if we merge Homestore.com and RealSelect by August 4, 2000.

Restrictions on How We Operate the SpringStreet.com Web Site

  We were required to obtain the consent of the NAR in connection with our SpringStreet acquisition. In agreeing to the acquisition, the NAR imposed a number of important restrictions on how we can operate the SpringStreet.com web site. We must pay the NAR an annual royalty equal the lesser of (1) 5% of the rental site's operating revenues and (2) 15% of the rental site's operating revenues multiplied by the percentage of our real estate listings for REALTORS less the percentage of our operating revenues paid to data content providers.

  Under the consent, in addition to the SpringStreet.com web address, we must use a REALTOR-branded rental web address. If the consent is terminated we could be required to operate our rental properties web site at a different web address.

  Unless the consent is terminated as a result of a breach by the NAR, the NAR would be entitled to use the REALTOR-branded web address. As a result, we would face competition from the NAR. Other important restrictions include:

  . we cannot display advertisements from the same types of advertisers that we are prohibited from displaying on our REALTOR.com web site;

  . we are subject to the same restrictions as we are on the REALTOR.com site as to how we display advertisements from banks, loan brokers, mortgage brokers and other participants in the real estate industry on pages containing listings by a REALTOR;

  . the site will be owned by or through our RealSelect subsidiary;

  . we must offer REALTORS preferred pricing for home pages or enhanced advertising on the rental web site;

  . we must use our best efforts to ensure that operating the rental site will not impact the quality or timeliness of how we perform our obligations under the operating agreement for REALTOR.com;

  . without the consent of the NAR, prior to the time we are using only the REALTOR-branded web address, we cannot provide a link on the SpringStreet.com web site linking the REALTOR.com web site to the SpringStreet.com web site and vice versa;

  . we cannot display listings for rental of units in smaller properties unless those units are listed with a REALTOR or listed on a REALTOR-controlled MLS, unless the NAR agrees that in a particular market, fewer than 50% of the listings are listed through REALTORS, in which case these properties must be listed with other non-REALTOR real estate professionals; and

  . we cannot list properties for sale on this site for the duration of our REALTOR.com operating agreement and for an additional two years.

Trademark License and Joint Ownership of Software

  Under a trademark license agreement with the NAR, we are exclusively authorized to use the NAR's federally registered REALTOR membership mark, the domain name REALTOR.com and a NAR logo in conjunction with our REALTOR.com web site. Under a joint ownership agreement, the software we use to run the REALTOR.com web site and any enhancements to that software are jointly owned by the NAR and us. If the agreement under which we operate REALTOR.com is terminated, we must transfer a copy of this software and assign our agreements with data content providers, including MLSs, to the NAR. The NAR would then be entitled to use the software for "real estate related businesses" and could operate the REALTOR.com web site itself or through a third party. Following any termination of the operating agreement, the NAR could also terminate the trademark license agreement.

Right of First Refusal

  RealSelect has a stockholders agreement with the NAR which provides that we must give RealSelect a right of first refusal to invest in "real estate related" business opportunities prior to our entry into any of these businesses. "Real estate related" businesses include real estate brokerage, real estate management, mortgage financing, appraising, counseling, land development and building, title insurance, escrow services, franchising, operation of an association comprised of real estate licensees and operation of a Multiple Listing Service.

Board Representation

  On August 4, 1999, we issued to the NAR one share of our Series A preferred stock. As long as the REALTOR.com operating agreement is in effect and the NAR continues to hold at least 20% of the shares of common stock it owned prior to our initial public offering on August 4, 1999, the NAR will be entitled to nominate one member to our board, through its ownership of the one share of our Series A preferred stock. See "Description of Capital Stock." Under our RealSelect stockholders agreement, so long as our operating agreement remains in effect, the NAR will have the right to nominate two members to RealSelect's board of directors.

  Mr. Hanauer, the NAR designee to our board, is a member of the Executive Committee of the National Association of REALTORS.

Agreements with the National Association of Home Builders

  Operating Agreement

  In June 1998, we entered into an operating agreement with the NAHB. Under this agreement, we agreed to display electronic ads for new residential property.

  The NAHB's agreement not to compete. The NAHB agreed it would not, during the term of the operating agreement and for the one year period after the agreement terminates:

  . engage in the electronic display, other than through analog television, of advertisements for new residential property;

  . develop, maintain or house home pages for members of the NAHB; or

  . create Internet sites for persons affiliated with the sale or marketing of new residential real estate.

  Term of the agreement. This agreement runs through June 2018 and automatically renews for successive two year periods. However, if the NAR terminates our REALTOR.com operating agreement, the NAHB can terminate the agreement within the six months following such termination, for any reason if it provides us with three months' prior notice. If the NAHB chooses to terminate the agreement in this manner prior to June 2008, however, its non-competition obligation described above will last for a period of two years after the agreement terminates. In addition, the NAHB can terminate the agreement within 30 days of a change of control of Homestore.com. The operating agreement may also be terminated if either of us materially breaches a term of the agreement or becomes bankrupt or insolvent.

  Warrant

  In June 1998, we issued a warrant to purchase 566,440 shares of our common stock to the NAHB at an exercise price of $.0002 per share. This warrant has been exercised.

  Restrictions on the NAHB's Ability to Sell Shares

  The NAHB cannot transfer any of the shares it received upon exercise of the warrant until June 2003. It cannot sell more than 50% of the shares unless the transferee agrees to be bound by the surrender provisions described above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  (a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 49 of this report.

  (2) Financial Statement Schedule: See Item 14, "Exhibits on Form 10-K," Exhibit Number 99.02.

  (b) Reports on Form 8-K

  On December 7, 1999, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission in connection with the acquisition of Homefair.

  (c) Exhibits

   Number                              Exhibit Title
   ------                              -------------
    2.01    Agreement and Plan of Merger dated December 31, 1998, between
             NetSelect, Inc. and InfoTouch Corporation.(1)
    2.02    Agreement and Plan of Reorganization dated June 20, 1998, among
             NetSelect, Inc., National New Homes Co., Inc., MultiSearch
             Solutions, Inc., Fred White, and R. Fred White III.(1)
    2.03    Exchange Agreement dated March 31, 1998, among NetSelect, Inc., The
             Enterprise of America, Ltd., and Roger Scommegna.(1)
    2.04    Agreement and Plan of Reorganization/Merger between NetSelect, Inc.
             and SpringStreet.com.(1)
    2.05    Homebuyer's Fair, Inc., an Arizona corporation ("HBF"), the current shareholders of HBF as of the date thereof and certain persons who will become shareholders of HBF prior to the Closing, and Central
             Newspapers, Inc., an Indiana corporation ("CNI"), as Shareholder
             Agent.(2)
    2.06    Stock Purchase Agreement dated as of October 12, 1999 by and among
             Homestore.com, Inc., FAS-Hotline, Inc., an Arizona corporation
             ("FAS"), the shareholders of FAS, and CNI, as Shareholder
             Agent.(2)
    3.01    Registrant's Amended and Restated Certificate of Incorporation.(1)
    3.02    Registrant's Bylaws.(1)
    3.05.1  RealSelect, Inc.'s Certificate of Incorporation dated October 25,
             1996.(1)
    3.05.2  RealSelect, Inc.'s Certificate of Amendment to Certificate of
             Incorporation dated November 25, 1996.(1)
    3.06    RealSelect, Inc.'s Bylaws dated November 26, 1996.(1)
    3.07    Amended By-Laws of RealSelect, Inc.*
    4.01    Form of Specimen Certificate for Registrant's common stock.(1)
    4.02.1  NetSelect, Inc. Second Amended and Restated Stockholders Agreement
             dated January 28, 1999.(1)
    4.02.2  Amendment No. 1 to NetSelect, Inc. Second Amended and Restated
             Stockholders Agreement dated January 28, 1999.(1)
   10.01    Form of Indemnity Agreement between Registrant and each of its directors and executive officers.(1)
   10.02.1  Operating Agreement dated November 26, 1996, between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc.(1)
   10.02.2  First Amendment to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated December 27,
             1996.(1)
   10.02.3  Amendment No. 2 to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated May 28,
             1999.(1)
   10.03    Master Agreement dated November 26, 1996, among NetSelect, Inc.,
             NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney
             Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and
             REALTORS(R) Information Network, Inc.(1)

   Number                              Exhibit Title
   ------                              -------------
   10.04    Joint Ownership Agreement dated November 26, 1996, among the
             National Association of REALTORS(R), NetSelect, L.L.C., and
             NetSelect, Inc.(1)
   10.05    Trademark License dated November 26, 1996, between the National
             Association of REALTORS(R) and RealSelect, Inc.(1)
   10.06    Stock and Interest Purchase Agreement (NetSelect Series A and B
             Preferred) dated November 26, 1996, among NetSelect, Inc.,
             NetSelect L.L.C., and InfoTouch Corporation.(1)
   10.07    GeoCapital IV, L.P. Subscription Agreement (NetSelect Series C
             Preferred) dated September 29, 1997.(1)
   10.08    Broadview Partners Group Subscription Agreement (NetSelect Series C
             Preferred) dated September 29, 1997.(1)
   10.09    Ingleside Interests Subscription Agreement (NetSelect Series C
             Preferred) dated September 29, 1997.(1)
   10.10    Daniel Koch Subscription Agreement (NetSelect Series C Preferred)
             dated September 29, 1997.(1)
   10.11    Whitney Equity Partners Subscription Agreement (NetSelect Series C
             Preferred) dated September 29, 1997.(1)
   10.12    CDW Internet Subscription Agreement (NetSelect Series C Preferred)
             dated September 29, 1997.(1)
   10.13    NetSelect Series D Preferred Stock Purchase Agreement dated January
             12, 1998.(1)
   10.14    NetSelect Series F Preferred Stock Purchase Agreement dated August
             21, 1998.(1)
   10.15    NetSelect Series G Preferred Stock Purchase Agreement dated April
             9, 1999.(1)
   10.16    NetSelect, Inc. 1996 Stock Incentive Plan.(1)
   10.17    NetSelect, Inc. 1999 Equity Incentive Plan.(1)
   10.18    Homestore.com, Inc. 1999 Stock Incentive Plan.(1)
   10.19    Homestore.com, Inc. 1999 Employee Stock Purchase Plan.(1)
   10.20    InfoTouch Corporation 1994 Stock Incentive Plan.(1)
   10.21    Employment Agreement between NetSelect, Inc. and Stuart H. Wolff,
             Ph.D.(1)
   10.22    Employment Agreement between NetSelect, Inc. and Richard
             Janssen.(1)
   10.23    Employment Agreement between NetSelect, Inc. and Michael A.
             Buckman.(1)
   10.24.1  Office Lease dated September 18, 1998 between RealSelect, Inc. and
             WHLNF Real Estate Limited Partnership for 225 West Hillcrest,
             Suite 100, Thousand Oaks, California.(1)
   10.24.2  First Amendment to Office Lease dated March 31, 1999 between
             RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225
             West Hillcrest, Suite 100, Thousand Oaks, California(1)
   10.25    401(k) Plan.(1)
   10.26.1  Employment Agreement between NetSelect, Inc. and Peter Tafeen.(1)
   10.26.2  Amendment to Employment Contract between NetSelect, Inc. and
             Peter Tafeen.(1)
   10.27    Employment Agreement between NetSelect, Inc. and John M.
             Giesecke.(1)
   10.28    Employment Agreement between NetSelect, Inc. and David
             Rosenblatt.(1)
   10.29    Agreement dated August 21, 1998 among RealSelect, RIN, the NAR,
             NetSelect and NetSelect L.L.C.(1)
   10.30    Agreement among NetSelect, Inc., RealSelect, Inc., RIN and NAR dated May 28, 1999.(1)
   10.31    Second Amended and Restated Interactive Marketing Agreement among
             RealSelect, Inc., NetSelect, Inc. and America Online, Inc. dated
             April 8, 1998.(1)(3)
   10.32    Letter Agreement regarding rental site acquisition among the NAR,
             RIN and RealSelect, Inc. dated May 17, 1999.(1)(3)
   10.33    Employment Agreement between Homestore.com, Inc. and M. Jeffrey
             Charney.(1)
   10.34    Employment Agreement between Homestore.com, Inc. and Catherine
             Kwong Giffen.(1)
   21.01    Subsidiaries of Registrant.(4)
   23.01    Consent of PricewaterhouseCoopers LLP, independent accountants.*
   23.02    Report on Independent Accountants on Financial Statement
             Schedules.*
   27.01    Financial Data Schedule.*
   99.01    Information Incorporated by Reference Concerning Recent Sales of
             Unregistered Securities.*
   99.02    Schedule II--Valuation and Qualifying Accounts.*

--------
 *   Filed herewith.

(1) Incorporated by reference to exhibits previously filed with the Company's Registrant Statement on Form S-1 (File No. 333-79689)

(2) Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 7, 1999

(3) Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a previous confidential treatment request.

(4) Incorporated by reference to exhibits previously filed with the Company's Registration Statement on Form S-1 (File No. 333-94467)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2000
                                          Homestore.com, Inc.

                                                    /s/ Stuart H. Wolff
                                          By: _________________________________
                                                      Stuart H. Wolff
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                 /s/ John M. Giesecke, Jr.
                                          By: _________________________________
                                                   John M. Giesecke, Jr.
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                       and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
Principal Executive Officer:

       /s/ Stuart H. Wolff           Chairman of the Board, Chief    March 10, 2000
____________________________________ Executive Officer and
         Stuart H. Wolff             Director

Principal Financial Officer and
Principal Accounting Officer:


    /s/ John M. Giesecke, Jr.        Executive Vice President,       March 10, 2000
____________________________________ Chief Financial Officer and
      John M. Giesecke, Jr.          Secretary

Additional Directors:


       /s/ Richard R. Janssen        Director                        March 10, 2000
____________________________________
         Richard R. Janssen

      /s/ Nigel D. T. Andrews        Director                        March 10, 2000
____________________________________
         Nigel D. T. Andrews

       /s/ Michael C. Brooks         Director                        March 10, 2000
____________________________________
          Michael C. Brooks

         /s/ L. John Doerr           Director                        March 10, 2000
____________________________________
            L. John Doerr

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Joe F. Hanauer          Director                        March 10, 2000
____________________________________
            Joe F. Hanauer

       /s/ William E. Kelvie         Director                        March 10, 2000
____________________________________
          William E. Kelvie

        /s/ Kenneth K. Klein         Director                        March 10, 2000
____________________________________
           Kenneth K. Klein