Form 10-Q
period 2000-03-31
HOMESTORE COM INC
filed 2000-05-15
CIK 1085770

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

                     For the Quarter Ended March 31, 2000

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

                                Yes [X] No [_]

   At May 10, 2000, the registrant had 81,189,772 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Homestore.com, Inc

                                     Index

                                                                                                 Page
                                                                                                 ----
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Financial Information
          Overview..............................................................................   1
          Unaudited Pro Forma Condensed Consolidated Statements of Operations...................   2
          Notes to Unaudited Pro Forma Condensed Consolidated Financial Information.............   4

         Homestore.com, Inc. Consolidated Financial Statements
          Consolidated Balance Sheets...........................................................   5
          Unaudited Consolidated Statements of Operations.......................................   6
          Unaudited Consolidated Statements of Stockholders' Equity.............................   7
          Unaudited Consolidated Statements of Cash Flows.......................................   8
          Notes to Unaudited Consolidated Financial Statements..................................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  22

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  23

Item 2.  Changes in Securities and Use of Proceeds..............................................  23

Item 3.  Default Upon Senior Securities.........................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders....................................  23

Item 5.  Other Information......................................................................  24

Item 6.  Exhibits and Reports on Form 8-K.......................................................  24

SIGNATURES.....................................................................................   25

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

   In October 1999, the Company acquired Homebuyer's Fair, Inc. and FAS-Hotline, Inc. (collectively referred to as "Homefair") for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years.

   Homestore's unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 1999 gives effect to the Reorganization and the acquisitions of Springstreet and Homefair as if they had occurred on January 1, 1999.

   The unaudited pro forma condensed consolidated statement of operations is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of January 1, 1999 and should not be construed as being representative of future operating results.

   The audited historical financial statements of the Company, NSI, The Enterprise of America, Ltd., MultiSearch Solutions, Inc., SpringStreet, The Homebuyer's Fair, Inc., FAS-Hotline, Inc. and The Center For Mobility Resources, Inc. and National School Services, Inc. are included in the Company's Form S-1 (No. 333-94467) as filed with the Securities and Exchange Commission on January 26, 2000 and the Form 8-K/A filed on December 7, 1999. The unaudited pro forma condensed consolidated statement of operations presented herein should be read in conjunction with those financial statements and related notes.

                              HOMESTORE.COM, INC.

   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS /(1)/
                   (in thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Revenues................................................... $ 38,599  $ 10,409
Cost of revenues (excluding $198 and $339 in non-cash
 equity charges, respectively).............................   10,560     4,553
                                                            --------  --------
Gross profit...............................................   28,039     5,856
                                                            --------  --------
Operating expenses:
  Sales and marketing (excluding $9,423 and $1,650 in non-
   cash equity charges, respectively)......................   29,785    14,960
  Product development (excluding $186 and $160 in non-cash
   equity charges, respectively)...........................    1,840     1,391
  General and administrative (excluding $1,007 and $1,054
   in non-cash
   equity charges, respectively)...........................   10,815     5,100
  Amortization of intangible assets........................    8,392     7,014
  Stock-based charges......................................   10,814     3,203
                                                            --------  --------
Total operating expenses...................................   61,646    31,668
                                                            --------  --------
Loss from operations.......................................  (33,607)  (25,812)
Interest and other income (expense), net...................    4,395   ( 1,591)
                                                            --------  --------
Net loss................................................... $(29,212) $(27,403)
                                                            ========  ========
Basic and diluted net loss per share....................... $  (0.39) $  (0.50)
                                                            ========  ========
Shares used to calculate basic and diluted net loss per
 share.....................................................   74,052    54,566
                                                            ========  ========

--------
/(1)/ See page 3 for a full disclosure of the unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 1999. Since there are no pro forma adjustments after December 31, 1999, the unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2000 reflects our actual operating results.


See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                 Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999
                    (in thousands, except per share amounts)

                                                               Pro Forma                                          Pro
                         Homestore.com   NSI    Adjustments  Homestore.com SpringStreet Homefair Adjustments     Forma
                         ------------- -------  -----------  ------------- ------------ -------- -----------    --------
Revenues...............    $  5,570    $ 2,433     $--         $  8,003      $   868     $1,589    $   (51) (1) $ 10,409
Cost of revenues.......       2,749        798                    3,547          852        154                    4,553
                           --------    -------     ----        --------      -------     ------    -------      --------
Gross profit...........       2,821      1,635      --            4,456           16      1,435        (51)        5,856
                           --------    -------     ----        --------      -------     ------    -------      --------
Operating expenses:
 Sales and marketing...       8,758      4,064                   12,822        1,802        387        (51) (1)   14,960
 Product development...         331        174                      505          676        210                    1,391
 General and
  administrative.......       1,985      1,053                    3,038        1,709        353                    5,100
 Amortization of
  intangible assets....         522        261                      783                     764       (764) (2)    7,014
                                                                                                     6,231  (3)
 Stock-based charges...       1,640        569                    2,209          994                               3,203
                           --------    -------     ----        --------      -------     ------    -------      --------
  Total operating
   expenses............      13,236      6,121      --           19,357        5,181      1,714      5,416        31,668
                           --------    -------     ----        --------      -------     ------    -------      --------
Loss from operations...     (10,415)    (4,486)     --          (14,901)      (5,165)      (279)    (5,467)      (25,812)
Interest and other
 income (expense),
 net...................         (71)        (5)                     (76)          39         (9)    (1,545) (4)   (1,591)
                           --------    -------     ----        --------      -------     ------    -------      --------
Net loss...............     (10,486)    (4,491)     --          (14,977)      (5,126)      (288)    (7,012)      (27,403)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock.................        (414)      (207)     621 (5)
                           --------    -------     ----        --------      -------     ------    -------      --------
Net loss applicable to
 common stockholders...    $(10,900)   $(4,698)    $621        $(14,977)     $(5,126)    $ (288)   $(7,012)     $(27,403)
                           ========    =======     ====        ========      =======     ======    =======      ========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders...    $  (0.66)
                           ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders...      16,611
                           ========
Pro forma basic and
 diluted net loss per
 share.................                                                                                         $  (0.50)
                                                                                                                ========
Shares used in the
 calculation of pro
 forma basic and
 diluted net loss per
 share.................                                                                                          54,566 (6)
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

 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED FINANCIAL INFORMATION

   Pro forma adjustments reflect the following in the unaudited pro forma condensed consolidated statement of operations:

(1) Elimination of intercompany revenues and expenses.

(2) Elimination of amortization of intangible assets.

(3) Amortization of goodwill and other intangible assets on a straight-line basis.

(4) Reduction in interest income related to cash portion of the purchase consideration, net of an increase in interest expense related to the $37.5 million promissory note which bears interest at 10.875% issued in connection with the acquisition of Homefair.

(5) Elimination of the accretion of redemption value and dividends on convertible preferred stock resulting from the assumed conversion of the Company's preferred stock into common stock in connection with its initial public offering ("IPO").

(6) Additional weighted average shares used in the calculation of pro forma basic and diluted net loss per share reflect the following, as if they been issued as of January 1, 1999, except for preferred stock that was not issued in connection with an acquisition. For this preferred stock, the weighted average shares reflect the preferred stock as if it had been issued as of January 1, 1999 or the date of issuance, if later:

                                                             Three Months Ended
                                                               March 31, 1999
                                                             ------------------
   SpringStreet acquisition................................         4,587
   Homefair acquisition....................................           250
   NSI Reorganization......................................         4,936
   Conversion of preferred stock in connection with IPO....        24,265
   Conversion of NAR's RealSelect shares into Homestore.com
    shares.................................................         3,917

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $430,756     $ 90,382
  Marketable equity security..........................     8,667        4,230
  Accounts receivable, net of allowance for doubtful
   accounts of $2,009 and $1,627, respectively........    27,243       13,428
  Current portion of prepaid distribution expense.....    14,702        7,868
  Deferred royalties..................................     2,635        2,032
  Other current assets................................     4,182        3,339
                                                        --------     --------
Total current assets..................................   488,185      121,279
Prepaid distribution expense..........................    12,941        6,167
Property and equipment, net...........................     8,367        6,305
Intangible assets, net................................   175,707      138,612
Other assets..........................................    16,570        4,200
                                                        --------     --------
    Total assets......................................  $701,770     $276,563
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................  $  6,981     $  5,349
  Accrued liabilities.................................    27,025       23,687
  Deferred revenue....................................    17,199       13,478
  Current portion of notes payable....................     1,091       37,943
                                                        --------     --------
Total current liabilities.............................    52,296       80,457
Notes payable.........................................                    633
                                                        --------     --------
                                                          52,296       81,090
                                                        --------     --------
Commitments and contingencies (Note 7)................
Stockholders' equity:
  Convertible preferred stock, $.001 par value
  Common stock, $.001 par value; 500,000 shares
   authorized, 82,056 and 75,251 shares issued at
   March 31, 2000 and December 31, 1999, respectively,
   and 76,994 and 70,189 shares outstanding at March
   31, 2000 and December 31, 1999, respectively.......        77           70
  Additional paid-in capital..........................   983,032      413,244
  Treasury stock, at cost; 5,062 shares...............   (13,676)     (13,676)
  Notes receivable from stockholders..................   (13,279)     (13,350)
  Deferred stock-based charges........................  (130,037)     (38,947)
  Accumulated other comprehensive income..............     8,302        3,865
  Accumulated deficit.................................  (184,945)    (155,733)
                                                        --------     --------
    Total stockholders' equity........................   649,474      195,473
                                                        --------     --------
    Total liabilities and stockholders' equity .......  $701,770     $276,563
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Revenues.................................................  $  38,599  $   5,570
Cost of revenues (excluding $198 and $156 in non-cash
 equity charges, respectively)...........................     10,560      2,749
                                                           ---------  ---------
Gross profit.............................................     28,039      2,821
                                                           ---------  ---------
Operating expenses:
  Sales and marketing (excluding $9,423 and $542 in non-
   cash equity charges, respectively)....................     29,785      8,758
  Product development (excluding $186 and $147 in non-
   cash equity charges, respectively)....................      1,840        331
  General and administrative (excluding $1,007 and $795
   in non-cash equity charges, respectively).............     10,815      1,985
  Amortization of intangible assets......................      8,392        522
  Stock-based charges....................................     10,814      1,640
                                                           ---------  ---------
Total operating expenses.................................     61,646     13,236
                                                           ---------  ---------
Loss from operations.....................................    (33,607)   (10,415)
Interest and other income (expense), net.................      4,395        (71)
                                                           ---------  ---------
Net loss.................................................    (29,212)   (10,486)
Accretion of redemption value and dividends on
 convertible preferred stock.............................                  (414)
                                                           ---------  ---------
Net loss applicable to common stockholders...............  $ (29,212) $ (10,900)
                                                           =========  =========
Basic and diluted net loss per share applicable to common
 stockholders............................................  $   (0.39) $   (0.66)
                                                           =========  =========
Shares used to calculate basic and diluted net loss per
 share applicable to common stockholders.................     74,052     16,611
                                                           =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                Notes     Deferred
                          Common Stock  Additional            Receivable   Stock-        Other
                          -------------  Paid-in   Treasury      From       based    Comprehensive Accumulated
                          Shares Amount  Capital    Stock    Stockholders  Charges      Income       Deficit    Total
                          ------ ------ ---------- --------  ------------ ---------  ------------- ----------- --------
Balance at December 31,
 1999...................  70,189  $70    $413,244  $(13,676)   $(13,350)  $ (38,947)    $3,865      $(155,733) $195,473
                                                                                                               --------
Comprehensive income
 Net loss (unaudited)...                                                                              (29,212)  (29,212)
 Unrealized gain on
  marketable security
  (unaudited)...........                                                                 4,437                    4,437
                                                                                                               --------
                                                                                                                (24,775)
                                                                                                               --------
Exercise of stock
 options (unaudited)....     726    1       2,180                                                                 2,181
Issuance of common stock
 (unaudited)............   1,793    2      35,836                                                                35,838
Repayment from
 stockholders
 (unaudited)............                                             71                                              71
Deferred stock-based
 charges (unaudited)....                  101,904                         (101,904)                                 --
Stock-based charges
 (unaudited)............                                                     10,814                              10,814
Issuance of common stock
 in public offering
 (unaudited)............   4,073    4     428,899                                                               428,903
Exercise of warrants
 (unaudited)............     213              969                                                                   969
                          ------  ---    --------  --------    --------   ---------     ------      ---------  --------
Balance at March 31,
 2000 (unaudited).......  76,994  $77    $983,032  $(13,676)   $(13,279)  $(130,037)    $8,302      $(184,945) $649,474
                          ======  ===    ========  ========    ========   =========     ======      =========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
Net loss.................................................. $(29,212) $(10,486)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization...........................    9,067       658
  Provision for doubtful accounts.........................      277        56
  Stock-based charges.....................................   10,814     1,640
  Other non-cash items....................................       32       649
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable.....................................  (13,222)     (412)
  Prepaid distribution expense............................  (13,608)      360
  Deferred royalties......................................     (603)     (310)
  Other assets............................................     (505)      276
  Accounts payable and accrued liabilities................    2,997     2,350
  Deferred revenue........................................    3,728     1,807
                                                           --------  --------
Net cash used in operating activities.....................  (30,235)   (3,412)
                                                           --------  --------
Cash flows from investing activities:
Investments...............................................  (11,650)
Acquisitions..............................................  (11,298)
Purchases of property and equipment.......................   (2,613)     (164)
Other.....................................................      754
                                                           --------  --------
Net cash used in investing activities.....................  (24,807)     (164)
                                                           --------  --------
Cash flows from financing activities:
Net proceeds from issuance of common stock................  428,943     3,474
Proceeds from exercise of stock options and warrants......    4,927       109
Repayment of notes payable................................  (37,525)
Repurchases of common stock...............................            (11,906)
Issuance of note receivable...............................   (1,000)
Notes receivable from stockholders........................       71     3,631
                                                           --------  --------
Net cash provided by (used in) financing activities.......  395,416    (4,692)
                                                           --------  --------
Change in cash and cash equivalents.......................  340,374    (8,268)
Cash assumed from NetSelect, Inc..........................             13,037
Cash and cash equivalents, beginning of period............   90,382        71
                                                           --------  --------
Cash and cash equivalents, end of period.................. $430,756  $  4,840
                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

   Homestore.com, Inc. operates a family of web sites that includes:
Homestore.com, a home and real estate portal; REALTOR.com, for existing homes; HomeBuilder.com, for new homes; SpringStreet.com, for rental properties; Remodel.com, for home improvement activities; and Homefair.com, for moving and relocation activities. Through its network of web sites, the Company provides a wide variety of information and communication tools for consumers, real estate industry professionals, advertisers and providers of home and real estate related products and services. The Company has strategic relationships with key industry participants, including real estate market leaders such as the National Association of REALTORS ("NAR"), the National Association of Home Builders ("NAHB"), the National Association of the Remodeling Industry ("NARI"), the NAHB Remodelors Council, Multiple Listing Services ("MLS"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers and agents. The Company currently generates revenues from several sources, including subscription service fees from agents, brokers, home builders and rental property owners and fees from advertisers.

2. BASIS OF PRESENTATION:

   The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3. CAPITALIZATION:

 Public Offering

   In January 2000, the Company completed a public offering of its common stock. The Company sold 4,073,139 shares of its common stock at $110.00 per share, generating gross proceeds of $448.0 million. In addition, 4,226,861 shares of the Company's common stock were offered and sold on behalf of selling stockholders at $110.00 per share. In connection with this offering, the Company incurred $17.9 million in underwriting discounts and commissions, and approximately $1.2 million in other related expenses. The Company used a portion of the proceeds to repay a $37.5 million promissory note, plus accrued interest, issued in connection with the acquisition of Homefair.

 Other Common Stock Issuance

   In March 2000, the Company issued 1,085,271 shares of its common stock valued for accounting purposes at approximately $70.0 million to Budget Group, Inc. ("BGI") in connection with entering into a ten-year strategic alliance agreement that allows the Company to participate in online and offline BGI marketing activities.

                              HOMESTORE.COM, INC.

4. ACQUISITION:

   In March 2000, the Company acquired WyldFyre Technologies, Inc. ("WyldFyre") for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.1 million, including other acquisition-related costs. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.1 million has been allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. The results of operations of WyldFyre are included in the Company's unaudited consolidated statements of operations from the date of acquisition.

5. WARRANTS:

   In February 2000, the Company issued warrants to purchase up to 470,089 of the Company's common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.2 million for the three months ended March 31, 2000.

   In March 2000, the Company issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $414,000 for the three months ended March 31, 2000.

6. NET LOSS PER SHARE:

   The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Numerator:
     Net loss.............................................. $(29,212) $(10,486)
     Accretion of redemption value and dividends on
      convertible preferred stock..........................               (414)
                                                            --------  --------
     Net loss applicable to common stockholders............ $(29,212) $(10,900)
                                                            ========  ========
   Denominator:
     Weighted average shares...............................   74,052    16,611
                                                            ========  ========
   Basic and diluted net loss per share applicable to
    common
    stockholders........................................... $  (0.39) $  (0.66)
                                                            ========  ========

   The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation were 12,830,000 and 3,277,000 for the three months ended March 31, 2000 and 1999, respectively.

                              HOMESTORE.COM, INC.

7. COMMITMENTS AND CONTINGENCIES:

   From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

   The Company received a request for information from the antitrust division of the U.S. Department of Justice. The request seeks information about the business of the Company as it relates to Internet realty sites in the United States. The government has not alleged any violation of law, and the Company believes it has complied with all laws and regulations. The Company intends to cooperate fully with the Department of Justice's request.


8. SUBSEQUENT EVENT:

   In April 2000, the Company entered into a five-year marketing and distribution agreement with America Online, Inc. ("AOL"). In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued approximately 3.9 million shares of its common stock. The Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In connection with the guarantee, the Company has established a $90.0 million letter of credit that can be drawn upon by AOL in the event that the Company's 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our prospectus dated January 26, 2000 and our Form 10-K for the year ended December 31, 1999.

Overview

   We are the leading destination on the Internet for home and real estate related information, based on the number of advertising products and services, the number of visitors, time spent on our web sites and the number of property listings. Our family of web sites, consisting of Homestore.com, REALTOR.com, HomeBuilder.com, SpringStreet.com, Remodel.com, and Homefair.com, provides the most comprehensive source of real estate listings and home related content on the Internet. Through our family of web sites, we provide a wide variety of information and tools for consumers, real estate industry professionals, advertisers and providers of home and real estate related products and services. We currently generate revenues from several sources, including subscription fees from agents, brokers, home builders and rental property owners and fees from advertisers.

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

   Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. Through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the three months ended March 31, 1999 has been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of Homestore.com has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

   Acquisitions. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. In October 1999, we acquired all of the outstanding capital stock of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc., collectively Homefair, for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock. Each of these acquisitions has been included in the pro forma results of operations as if it had occurred on January 1, 1999.

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

Pro Forma Results of Operations

   The following tables set forth certain pro forma condensed consolidated statement of operations data for the periods indicated and assume that the following transactions occurred as of January 1, 1999:

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

                                                        Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                         2000(1)      1999
                                                        ----------  ---------
                                                            (unaudited)
Pro Forma Consolidated Statement of Operations Data:
Revenues............................................... $  38,599   $  10,409
Cost of revenues (excluding $198 and $339 in non-cash
 equity charges, respectively).........................    10,560       4,553
                                                        ---------   ---------
Gross profit...........................................    28,039       5,856
                                                        ---------   ---------
Operating expenses:
  Sales and marketing (excluding $9,423 and $1,650 in
   non-cash equity charges, respectively)..............    29,785      14,960
  Product development (excluding $186 and $160 in non-
   cash equity charges respectively)...................     1,840       1,391
  General and administrative (excluding $1,007 and
   $1,054 in non-cas equity charges, respectively).....    10,815       5,100
  Amortization of intangible assets....................     8,392       7,014
  Stock-based charges..................................    10,814       3,203
                                                        ---------   ---------
  Total operating expenses.............................    61,646      31,668
                                                        ---------   ---------
Loss from operations...................................   (33,607)    (25,812)
Interest and other income (expense), net...............     4,395      (1,591)
                                                        ---------   ---------
Net loss............................................... $ (29,212)  $ (27,403)
                                                        =========   =========
As a Percentage of Pro Forma Revenues:
Revenues...............................................       100 %       100 %
Cost of revenues.......................................        27          44
                                                        ---------   ---------
Gross profit...........................................        73          56
                                                        ---------   ---------
Operating expenses:
  Sales and marketing..................................        77         144
  Product development..................................         5          13
  General and administrative...........................        28          49
  Amortization of intangible assets....................        22          67
  Stock-based charges..................................        28          31
                                                        ---------   ---------
Total operating expenses...............................       160         304
                                                        ---------   ---------
Loss from operations...................................       (87)       (248)
Interest and other income (expense), net...............        11         (15)
                                                        ---------   ---------
Net loss...............................................       (76)%      (263)%
                                                        =========   =========

--------
(1) The unaudited pro forma consolidated statement of operations for the three months ended March 31, 2000 reflects our actual operating results.

Pro Forma for the Three Months Ended March 31, 2000 and 1999

 Revenues

   Revenues increased to $38.6 million for the three months ended March 31, 2000 from pro forma revenues of $10.4 million for the three months ended March 31, 1999. The growth in revenues was driven by both an increase in the number of professionals on the Homestore.com network and increased advertising revenue related to an overall rise in our site traffic, as well as an increase in web site development fees. The number of professionals on our family of web sites grew substantially during the quarter, representing an increase of 70% over March 31, 1999.

 Cost of Revenues

   Cost of revenues increased to $10.6 million for the three months ended March 31, 2000 from pro forma cost of revenues of $4.6 million for the three months ended March 31, 1999. The increase was primarily due to our overall increased sales volume during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Gross margin for the quarter was 73%, up from a pro forma gross margin of 56% for the same quarter in 1999. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase. We also expect that cost of revenues in absolute dollars will increase as we continue to make capital investments to increase the capacity and speed of our family of web sites.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses increased to $29.8 million for the three months ended March 31, 2000 from pro forma sales and marketing expenses of $15.0 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in costs associated with Internet portal distribution, and marketing and listing agreements which we entered into during the third and fourth quarter of 1999. The increase was also due to the growth of our direct sales force since the first quarter of 1999, resulting in increased salaries and commissions and related travel and entertainment expenses. Increased sales volume also contributed to an increase in sales related collateral materials. Increases in advertising, promotional material and trade show expenses also contributed to the increase.

   Product development. Product development expenses increased to $1.8 million for the three months ended March 31, 2000 from pro forma product development expenses of $1.4 million for the three months ended March 31, 1999. The slight increase in product development costs was due to increased costs associated with the expansion of the Homestore.com web site and the integration of our family of web sites.

   General and administrative. General and administrative expenses increased to $10.8 million for the three months ended March 31, 2000 from pro forma general and administrative expenses of $5.1 million for the three months ended March 31, 1999. The increase was primarily due to hiring of key management personnel and increased staffing levels required to support our growth, expanded operations and infrastructure as a public company. Facility costs associated with our corporate office also increased. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business.

   Amortization of intangible assets. Amortization of intangible assets was $8.4 million for the three months ended March 31, 2000 as compared to pro forma amortization of $7.0 million for the three months ended March 31, 1999. The increase in amortization was primarily a result of the acquisition of WyldFyre in March 2000.

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

   Stock. In March 2000, we issued 1,085,271 shares of common stock valued for accounting purposes at approximately $70.0 million to BGI in connection with entering into a strategic alliance agreement. We are amortizing this amount ratably over the ten-year term of the agreement, resulting in a non-cash charge of $583,000 for the three months ended March 31, 2000.

   Warrants. During the third and fourth quarters of 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $2.3 million for the three months ended March 31, 2000.

   In August 1999, we issued Norwest Mortgage a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over two years. The non-cash charge for this warrant totaled approximately $435,000 for the three months ended March 31, 2000.

   In February 2000, we issued warrants to purchase up to 470,089 shares of common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.2 million for the three months ended March 31, 2000.

   In March 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $414,000 for the three months ended March 31, 2000.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net, consists primarily of earnings on our cash and cash equivalents, net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise of America, Ltd. and MultiSearch Solutions, Inc. for the three months ended March 31, 1999, and interest expense incurred on the note payable issued in connection with our Homefair acquisition for the three months ended March 31, 2000. Interest and other income increased to $4.4 million for the three months ended March 31, 2000 from pro forma interest and other expense of $1.6 million for the three months ended March 31, 1999. The increase was primarily due to interest income earned on higher average cash balances as a result of our initial and secondary offering proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2000 and 1999. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Liquidity and Capital Resources

   Since inception, we have funded our operations and met our capital expenditure requirements through the sale of equity securities and through cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. At March 31, 2000, we had cash and cash equivalents of $430.8 million as compared to $90.4 million at December 31, 1999.

   Net cash used in operating activities was $30.2 million for the three months ended March 31, 2000 and $6.3 million in the three months ended March 31, 1999. Net cash used in operating activities in each of these periods was primarily the result of net operating losses, including payments required to be made relating to our Internet portal distribution and marketing and listing agreements. These operating cash outflows were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Net cash used in investing activities was $24.8 million for the three months ended March 31, 2000, compared to net cash provided of $1.1 million in the three months ended March 31, 1999. During the three months ended March 31, 2000, our investing activities consisted of acquisitions, investments and purchases of property and equipment. We purchased NewList Corporation and certain publication businesses from Haas Publishing Companies, Inc. for an aggregate of $11.3 million. In addition, we invested in Smarthome.com, Inc., CornerHardware.com, and HandGear.com, Inc. for an aggregate of $11.7 million. Capital expenditures for property and equipment totaled $2.6 million for the three months ended March 31, 2000 and $225,000 for the three months ended March 31, 1999. In the three months ended March 31, 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement. In January 1999, we received approximately $1.3 million from sale of fixed assets.

   Net cash provided by financing activities was $395.4 million for the three months ended March 31, 2000 compared to net cash used of $4.7 million in the comparable prior year period. Cash was provided primarily from net proceeds from the sale of our common and preferred stock. In January 2000, we completed our secondary public offering in which we sold 4,073,139 shares of our common stock at a price of $110.0 per share, raising approximately $428.9 million after deducting underwriting discounts and commissions and offering expenses. In addition, we received approximately $4.9 million from exercise of options and warrants during the three months ended March 31, 2000.

   As of March 31, 2000, we had $430.8 million in cash and cash equivalents. We expect to continue using our working capital to finance our ongoing operations and rapid expansion, our marketing activities as well as the development of new or enhanced existing services or products. Additionally, we expect to use a portion of our cash for the acquisition and subsequent funding of technologies, content, investments or businesses complimentary to our current business. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be more than sufficient to fund our operating activities, capital expenditures and other obligations for the next twelve months.

   In April 2000, we entered into a five-year marketing and distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued approximately 3.9 million shares of its common stock. We have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In connection with the guarantee, we have established a $90.0 million letter of credit that can be drawn upon by AOL in the event that the our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

Recent Accounting Pronouncements

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we believe the impact of adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will implement SFAS No. 133 in the first quarter of fiscal 2001.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Subsequent to the issuance of SAB 101, the SEC issued Staff Accounting Bulletin 101A ("SAB 101A"), which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We have evaluated the provisions of SAB 101 and we believe it will not have a material impact on our financial position, results of operations or cash flows. We will implement SAB 101 in the second quarter of fiscal 2000.

Year 2000 Compliance

   The Year 2000 Issue refers generally to the problems that some computer systems may have in determining the correct century for the year. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We have experienced no material Year 2000 problems in the period since January 1, 2000, although unexpected Year 2000 problems in the future might have a material adverse effect on our business, operating results or financial condition. We continue to monitor our systems for Year 2000 compliance.

Additional Factors That May Affect Future Results

   In addition to the factors discussed in the "Liquidity and Capital Resources" section above and in our Form 10-K for the year ended December 31, 1999 under the caption "Factors That May Affect Future Results" and elsewhere, the following additional factors may affect our future results:

Risks Related to our Business:

  . Our agreement with the National Association of REALTORS could be terminated by it.

  . Our agreement with the NAR contains a number of provisions that could restrict our operations.

  . If our operating agreement for REALTOR.com terminates, the NAR would be able to operate the REALTOR.com web site.

  . We are subject to noncompetition provisions with the NAR which could adversely affect our business.

  . Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

  . Our SpringStreet.com web site is subject to a number of restrictions on how it may be operated.

  .  The NAR could revoke its consent to our operating SpringStreet.com.

  . The National Association of REALTORS has significant influence over aspects of our RealSelect subsidiary's corporate governance.

  .  The NAR can restrict a change of control of Homestore.com.

  . It is difficult to evaluate our current business due to our limited history with our current business.

  . We have a history of losses and expect losses for the foreseeable future.

   We have experienced operating losses in each quarterly and annual period since 1993, and we incurred operating losses of $33.6 million for the three months ended March 31, 2000. On a pro forma basis we incurred operating losses of $25.8 million for the three months ended March 31, 1999. As of March 31, 2000, we had an accumulated deficit of $184.9 million, and we may continue to incur losses. The size of these losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, web hosting fees, advertising sales and sales of other products and services. The size of our future losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of March 31, 2000, we had approximately $305.7 million of deferred stock-based charges and intangible assets to be amortized.

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

  . We must continue to obtain listings from real estate agents, brokers, home builders, Multiple Listing Services and property owners.

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

  . We must dedicate significant resources to market our advertising products and services to real estate professionals.

  . It is important to our success that we support our real estate professional customers.

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

  .  Our quarterly financial results are subject to significant fluctuations.

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

   Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q:

  . the amount of advertising sold on our family of web sites and the timing of payments for this advertising;

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

  . Because we have expanded our operations, our success will depend on our ability to manage our growth.

  . We depend on distribution agreements with a number of Internet portals to generate traffic on our family of web sites.

  . Our family of web sites may not achieve the brand awareness necessary to succeed.

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

  . We must attract and retain personnel while competition for personnel in our industry is intense.

  . We need to continue to develop our content and our product and service offerings.

  .  We may experience difficulty in integrating our recent acquisitions.

  .  Our business is dependent on our key personnel.

  .  We rely on intellectual property and proprietary rights.

  . We may not be able to protect the web site addresses that are important to our business.

  . We could be subject to litigation with respect to our intellectual property rights.

Real Estate Industry Risks:

  . Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal.

  .  We may particularly be affected by general economic conditions.

  . We have risks associated with changing legislation in the real estate industry.

Internet Industry Risks:

  . We depend on increased use of the Internet to expand our real estate related advertising products and services.

  . Government regulations and legal uncertainties could affect the growth of the Internet.

  .  Taxation of Internet transactions could slow the use of the Internet.

  . We depend on continued improvements to our computer network and the infrastructure of the Internet.

  .  Our internal network infrastructure could be disrupted.

   Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Thousand Oaks, California and our other offices in Dallas, Texas; Milwaukee, Wisconsin; Phoenix, Arizona; and San Jose, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

  . We could face liability for information on our web sites and for products and services sold over the Internet.

  . Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 7 -- Commitments and Contingencies in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Homestore.com made the following unregistered sales of the Company's Common Stock during the quarter ended March 31, 2000:

                                                                Aggregate
                         Date of                     Number of  Purchase
   Class of Purchaser     Sale   Title of Securities Securities  Price:        Form of Consideration
   ------------------    ------- ------------------- ---------- ---------      ---------------------
Pickford Realty, Ltd....   1/700 Common Stock(1)        12,500   $40,000  Cash

Manufactured Housing     1/19/00 Warrant to purchase    40,000     -- --  As part of operating
 Industry...............         Common Stock                             agreement

Broker Gold Warrants.... 2/18/00 Warrant to purchase   470,089     -- --  As partial consideration
                                 Common Stock                             for data content agreements

Budget Group, Inc.......  3/7/00 Common Stock (1)    1,085,271     -- --  As part of advertising agreement

17 Shareholders of       3/15/00 Common Stock (1)      589,426     -- --  Exchange of shares in connection
 WyldFyre Technologies,                                                   with WyldFyre acquisition
 Inc, as a group........

GMAC Mortgage            3/23/00 Warrant to purchase   400,000     -- --  As part of marketing agreement
 Corporation............         Common Stock (1)

--------
(1) Sales made in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   The Annual Meeting of Stockholders of Homestore.com, Inc. was convened on April 12, 2000 at 2:00 p.m. There were present at the meeting, in person or by proxy, the holders of 59,870,497 shares, representing 80% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect two Class I directors to hold office until the 2003 Annual Meeting of Stockholders received the following votes:

                          For     Against Withheld
                          ---     ------- --------
   Nigel D.T. Andrews  59,812,866   None   57,631
   Richard R. Janssen  59,784,521   None   85,976

   The proposal to ratify the selection of PricwaterhouseCoopers LLP as the
Company's independent accountants received the following vote:
                          For     Against Abstain
                          ---     ------- -------
                       59,849,428  6,791   14,278

   The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed herewith:

   Number  Exhibit Title
   ------  -------------
    27.01  Financial Data Schedule.*

-------
*  Filed herewith.

   (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000
                                          Homestore.com, Inc


                                                   /s/ Stuart H. Wolff
                                          By: _________________________________
                                                     Stuart H. Wolff
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                                /s/ John M. Giesecke, Jr.
                                          By: _________________________________
                                                  John M. Giesecke, Jr.
                                                Executive Vice President
                                                Chief Financial Officer,
                                                      and Secretary