Form 10-Q
period 2000-06-30
HOMESTORE COM INC
filed 2000-08-04
CIK 1085770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For the Quarter Ended June 30, 2000

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

                                Yes [X] No [_]

   At July 31, 2000, the registrant had 81,975,433 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Homestore.com, Inc.

                                     Index

                                                                       Page
                                                                       ----
 PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Financial
          Information

          Overview..................................................     1

          Unaudited Pro Forma Condensed Consolidated Statements of
          Operations................................................     2

          Notes to Unaudited Pro Forma Condensed Consolidated
          Financial Information.....................................     5

         Homestore.com, Inc. Consolidated Financial Statements

          Consolidated Balance Sheets...............................     6

          Unaudited Consolidated Statements of Operations...........     7

          Unaudited Consolidated Statement of Stockholders' Equity..     8

          Unaudited Consolidated Statements of Cash Flows...........     9

          Notes to Unaudited Consolidated Financial Statements......    10

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................    14

         Quantitative and Qualitative Disclosures About Market
 Item 3. Risk.......................................................    26

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..........................................    27

 Item 2. Changes in Securities and Use of Proceeds..................    27

 Item 3. Default Upon Senior Securities.............................    27

 Item 4. Submission of Matters to a Vote of Security Holders........    27

 Item 5. Other Information..........................................    27

 Item 6. Exhibits and Reports on Form 8-K...........................    27

 SIGNATURES .........................................................   28

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                   Overview

   On February 4, 1999, NetSelect, Inc. ("NSI") was merged with and into Homestore.com, Inc. ("Company"or "Homestore") in a non-substantive share exchange, which was provided for in the agreements governing the formation and operation of RealSelect, Inc. ("RealSelect"), the operating company. The share exchange lacked substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of the individual investors were unaffected. Accordingly, the non-substantive share exchange was accounted for at historical cost. The share exchange between the Company and NSI is referred to herein as the "Reorganization." This Reorganization was completed solely to simplify the Company's legal structure prior to its initial public offering.

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

   Homestore's unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 1999 give effect to the Reorganization and the acquisitions of Springstreet and HomeFair as if they had occurred on January 1, 1999.

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

                              HOMESTORE.COM, INC.

   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (/1/)
                   (in thousands, except per share amounts)

                                                               For the Six
                                    For the Three Months    Months Ended June
                                       Ended June 30,              30,
                                    ----------------------  ------------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
Revenues........................... $   50,152  $   14,246  $ 88,751  $ 24,655
Cost of revenues (excluding non-
 cash equity
 charges--see note 7)..............     13,285       5,321    23,845     9,874
                                    ----------  ----------  --------  --------
Gross profit.......................     36,867       8,925    64,906    14,781
                                    ----------  ----------  --------  --------
Operating expenses:
  Sales and marketing (excluding
   non-cash equity
   charges--see note 7)............     30,440      19,760    60,225    34,720
  Product development (excluding
   non-cash equity charges--see
   note 7).........................      3,598       1,609     5,438     3,000
  General and administrative
   (excluding non-cash equity
   charges--see note 7)............     11,859       6,926    22,674    12,026
  Amortization of intangible
   assets..........................     10,935       7,022    19,327    14,036
  Stock-based charges..............     11,021       4,859    21,835     8,062
                                    ----------  ----------  --------  --------
    Total operating expenses.......     67,853      40,176   129,499    71,844
                                    ----------  ----------  --------  --------
Loss from operations...............    (30,986)    (31,251)  (64,593)  (57,063)
Interest and other income
 (expense), net....................      6,274      (1,548)   10,669    (3,139)
                                    ----------  ----------  --------  --------
Net loss........................... $  (24,712) $  (32,799) $(53,924) $(60,202)
                                    ==========  ==========  ========  ========
Basic and diluted net loss per
 share............................. $     (.31) $     (.56) $   (.70) $  (1.06)
                                    ==========  ==========  ========  ========
Shares used to calculate basic and
 diluted net loss per share........     80,153      58,735    77,102    56,662
                                    ==========  ==========  ========  ========

--------
(/1/) See pages 3 and 4 for a full disclosure of the unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 1999, respectively. Since there are no pro forma adjustments after December 31, 1999, the unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 2000 reflect our actual operating results.

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                 Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999
                    (in thousands, except per share amounts)

                                                              Pro Forma                                          Pro
                          Homestore.com  NSI  Adjustments   Homestore.com SpringStreet HomeFair Adjustments     Forma
                          ------------- ----- -----------   ------------- ------------ -------- -----------    --------
Revenues................    $ 11,016    $ --    $  --         $ 11,016      $ 1,478     $1,803    $   (51) (1) $ 14,246
Cost of revenues........       4,361                             4,361          823        137                    5,321
                            --------    -----   ------        --------      -------     ------    -------      --------
Gross profit............       6,655      --       --            6,655          655      1,666        (51)        8,925
                            --------    -----   ------        --------      -------     ------    -------      --------
Operating expenses:
 Sales and marketing....      15,603                            15,603        3,704        504        (51) (1)   19,760
 Product development....       1,037                             1,037          458        114                    1,609
 General and
  administrative........       3,933                             3,933        2,707        286                    6,926
 Amortization of
  intangible assets.....         789                               789                     522       (522) (2)    7,022
                                                                                                    6,233  (3)
 Stock-based charges....       3,610                             3,610        1,249                               4,859
                            --------    -----   ------        --------      -------     ------    -------      --------
   Total operating
    expenses............      24,972      --       --           24,972        8,118      1,426      5,660        40,176
                            --------    -----   ------        --------      -------     ------    -------      --------
Loss from operations....     (18,317)     --       --          (18,317)      (7,463)       240     (5,711)      (31,251)
Interest and other
 income (expense), net..          37                                37            5        (45)    (1,545) (4)   (1,548)
                            --------    -----   ------        --------      -------     ------    -------      --------
Net loss................     (18,280)     --       --          (18,280)      (7,458)       195     (7,256)      (32,799)
                            --------    -----   ------        --------      -------     ------    -------      --------
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................      (1,063)            1,063 (5)
                            --------    -----   ------        --------      -------     ------    -------      --------
Net loss applicable to
 common stockholders....    $(19,343)   $ --    $1,063        $(18,280)     $(7,458)    $  195    $(7,256)     $(32,799)
                            ========    =====   ======        ========      =======     ======    =======      ========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....    $   (.79)
                            ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....      24,350
                            ========
Pro forma basic and
 diluted net loss per
 share..................                                                                                       $   (.56)
                                                                                                               ========
Shares used in the
 calculation of pro
 forma basic and diluted
 net loss per share.....                                                                                         58,735 (6)
                                                                                                               ========


 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 1999
                    (in thousands, except per share amounts)

                                                                Pro Forma                                           Pro
                         Homestore.com   NSI    Adjustments   Homestore.com SpringStreet HomeFair Adjustments      Forma
                         ------------- -------  -----------   ------------- ------------ -------- -----------     --------
Revenues...............    $ 16,586    $ 2,433    $  --         $ 19,019      $  2,346    $3,392   $   (102) (1)  $ 24,655
Cost of revenues.......       7,110        798                     7,908         1,675       291                     9,874
                           --------    -------    ------        --------      --------    ------   --------       --------
Gross profit...........       9,476      1,635       --           11,111           671     3,101       (102)        14,781
                           --------    -------    ------        --------      --------    ------   --------       --------
Operating expenses:
 Sales and marketing...      24,361      4,064                    28,425         5,506       891       (102) (1)    34,720
 Product development...       1,368        174                     1,542         1,134       324                     3,000
 General and
  administrative.......       5,918      1,053                     6,971         4,416       639                    12,026
 Amortization of
  intangible assets....       1,311        261                     1,572                   1,286     (1,286) (2)    14,036
                                                                                                     12,464  (3)
 Stock-based charges...       5,250        569                     5,819         2,243                               8,062
                           --------    -------    ------        --------      --------    ------   --------       --------
   Total operating
    expenses...........      38,208      6,121       --           44,329        13,299     3,140     11,076         71,844
                           --------    -------    ------        --------      --------    ------   --------       --------
Loss from operations...     (28,732)    (4,486)      --          (33,218)      (12,628)      (39)   (11,178)       (57,063)
Interest and other
 income (expense),
 net...................         (34)        (5)                      (39)           44       (54)    (3,090) (4)    (3,139)
                           --------    -------    ------        --------      --------    ------   --------       --------
Net loss...............     (28,766)    (4,491)      --          (33,257)      (12,584)      (93)   (14,268)       (60,202)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock.................      (1,477)      (207)    1,684 (5)         --
                           --------    -------    ------        --------      --------    ------   --------       --------
Net loss applicable to
 common stockholders...    $(30,243)   $(4,698)   $1,684        $(33,257)     $(12,584)   $  (93)  $(14,268)      $(60,202)
                           ========    =======    ======        ========      ========    ======   ========       ========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders...    $  (1.48)
                           ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders...      20,502
                           ========
Pro forma basic and
 diluted net loss per
 share.................                                                                                           $  (1.06)
                                                                                                                  ========
Shares used in the
 calculation of pro
 forma basic and
 diluted net loss per
 share.................                                                                                            56,662  (6)
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

(4) Reduction in interest income related to cash portion of the purchase consideration, net of an increase in interest expense related to the $37.5 million promissory note which bears interest at 10.875% issued in connection with the acquisition of HomeFair. The promissory note was repaid in February 2000.

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

                                                       For the
                                                     Three Months    For the
                                                        Ended      Six Months
                                                       June 30,       Ended
                                                         1999     June 30, 1999
                                                     ------------ -------------
   SpringStreet acquisition........................      4,587        4,587
   HomeFair acquisition............................        250          250
   NSI Reorganization..............................        --         2,080
   Conversion of preferred stock in connection with
    IPO............................................     25,631       25,326
   Conversion of NAR's RealSelect shares into
    Homestore.com shares...........................      3,917        3,917

(7) Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options, stock and warrants issued. The deferred charges represent the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of the options, stock and warrants issued. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented:

                                                     For the        For the
                                                   Three Months    Six Months
                                                  Ended June 30, Ended June 30,
                                                  -------------- --------------
                                                   2000    1999   2000    1999
                                                  ------- ------ ------- ------
   Cost of revenues.............................. $   148 $  505 $   346 $  844
   Sales and marketing...........................   9,977  2,459  19,400  4,109
   Product development...........................     140    203     326    363
   General and administrative....................     756  1,692   1,763  2,746
                                                  ------- ------ ------- ------
                                                  $11,021 $4,859 $21,835 $8,062
                                                  ======= ====== ======= ======

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 193,938   $  90,382
  Short-term investments..............................    110,927
  Marketable equity security..........................      3,863       4,230
  Accounts receivable, net............................     29,631      13,428
  Current portion of prepaid distribution expense ....     42,418       7,868
  Other current assets................................      7,552       5,371
                                                        ---------   ---------
Total current assets..................................    388,329     121,279
Prepaid distribution expense..........................    181,565       6,167
Property and equipment, net...........................     19,315       6,305
Intangible assets, net................................    190,827     138,612
Restricted cash.......................................     90,000
Other long-term assets................................     42,249       4,200
                                                        ---------   ---------
    Total assets......................................  $ 912,285   $ 276,563
                                                        =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................  $   9,908   $   5,349
  Accrued liabilities.................................     33,964      23,687
  Deferred revenue....................................     27,073      13,478
  Notes payable.......................................        314      37,943
                                                        ---------   ---------
Total current liabilities.............................     71,259      80,457
                                                        ---------   ---------
Distribution obligation...............................    185,940
Other.................................................     10,817         633
                                                        ---------   ---------
    Total non-current liabilities.....................    196,757         633
                                                          268,016      81,090
                                                        ---------   ---------
Commitments and contingencies (Note 11)...............
Stockholders' equity:
  Convertible preferred stock, $.001 par value
  Common stock, $.001 par value; 500,000 shares
   authorized, 86,868 and 75,251 shares issued at June
   30, 2000 and December 31, 1999, respectively, and
   81,332 and 70,189 shares outstanding at June 30,
   2000 and December 31, 1999, respectively...........         81          70
  Additional paid-in capital..........................    996,858     413,244
  Treasury stock, at cost; 5,062 shares at June 30,
   2000 and December 31, 1999.........................    (13,676)    (13,676)
  Notes receivable from stockholders..................    (13,334)    (13,350)
  Deferred stock-based charges........................   (119,303)    (38,947)
  Accumulated other comprehensive income..............      3,300       3,865
  Accumulated deficit ................................   (209,657)   (155,733)
                                                        ---------   ---------
    Total stockholders' equity........................    644,269     195,473
                                                        ---------   ---------
    Total liabilities and stockholders' equity........  $ 912,285   $ 276,563
                                                        =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                          For the Three        For the Six
                                        Months Ended June   Months Ended June
                                               30,                 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Revenues............................... $ 50,152  $ 11,016  $ 88,751  $ 16,586
Cost of revenues (excluding non-cash
 equity charges--see note 7)...........   13,285     4,361    23,845     7,110
                                        --------  --------  --------  --------
Gross profit...........................   36,867     6,655    64,906     9,476
                                        --------  --------  --------  --------
Operating expenses:
  Sales and marketing (excluding non-
   cash equity charges--see note 7)....   30,440    15,604    60,225    24,361
  Product development (excluding non-
   cash equity charges--see note 7)....    3,598     1,037     5,438     1,368
  General and administrative (excluding
   non-cash equity charges--see note
   7)..................................   11,859     3,932    22,674     5,918
  Amortization of intangible assets....   10,935       789    19,327     1,311
  Stock-based charges..................   11,021     3,610    21,835     5,250
                                        --------  --------  --------  --------
    Total operating expenses...........   67,853    24,972   129,499    38,208
                                        --------  --------  --------  --------
Loss from operations...................  (30,986)  (18,317)  (64,593)  (28,732)
Interest and other income (expense),
 net...................................    6,274        37    10,669       (34)
                                        --------  --------  --------  --------
Net loss...............................  (24,712)  (18,280)  (53,924)  (28,766)
Accretion of redemption value and
 dividends on convertible preferred
 stock.................................             (1,063)             (1,477)
                                        --------  --------  --------  --------
Net loss applicable to common
 stockholders.......................... $(24,712) $(19,343) $(53,924) $(30,243)
                                        ========  ========  ========  ========
Basic and diluted net loss per share
 applicable to common stockholders..... $   (.31) $   (.79) $   (.70) $  (1.48)
                                        ========  ========  ========  ========
Shares used to calculate basic and
 diluted net loss per share applicable
 to common stockholders................   80,153    24,350    77,102    20,502
                                        ========  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                            Notes     Deferred
                      Common Stock  Additional            Receivable   Stock-        Other                     Total
                      -------------  Paid-in   Treasury      From       Based    Comprehensive Accumulated Stockholders'
                      Shares Amount  Capital    Stock    Stockholders  Charges      Income       Deficit      Equity
                      ------ ------ ---------- --------  ------------ ---------  ------------- ----------- -------------
Balance at December
 31, 1999...........  70,189  $70    $413,244  $(13,676)   $(13,350)  $ (38,947)    $3,865      $(155,733)   $195,473
                                                                                                             --------
Comprehensive income
 Net loss
  (unaudited).......                                                                              (53,924)    (53,924)
 Unrealized loss on
  marketable
  security and
  short-term
  investments
  (unaudited).......                                                                 (565)                       (565)
                                                                                                             --------
                                                                                                              (54,489)
                                                                                                             --------
Exercise of stock
 options
 (unaudited)........   1,164    1       3,547                                                                   3,548
Issuance of common
 stock (unaudited)..   5,098    5       1,831                                                                   1,836
Issuance of common
 stock for
 acquisitions
 (unaudited)........     589    1      46,120                                                                  46,121
Repayment from
 stockholders
 (unaudited)........                                             16                                                16
Deferred stock-based
 charges
 (unaudited)........                  102,191                          (102,191)                                  --
Stock-based charges
 (unaudited)........                                                     21,835                                21,835
Issuance of common
 stock in public
 offering
 (unaudited)........   4,073    4     428,899                                                                 428,903
Exercise of warrants
 (unaudited)........     219            1,026                                                                   1,026
                      ------  ---    --------  --------    --------   ---------     ------      ---------    --------
Balance at June 30,
 2000 (unaudited)...  81,332  $81    $996,858  $(13,676)   $(13,334)  $(119,303)    $3,300      $(209,657)   $644,269
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

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the Six Months
                                                            Ended June 30,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
Cash flows from operating activities:
Net loss................................................. $ (53,924) $(28,766)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization..........................    20,986     1,694
  Provision for doubtful accounts........................       778       376
  Stock-based charges....................................    21,835     5,250
  Other non-cash items...................................      (546)    1,005
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable....................................   (15,193)   (1,982)
  Prepaid distribution expense...........................   (24,008)   (2,082)
  Deferred royalties.....................................    (1,141)     (631)
  Other assets...........................................      (960)     (670)
  Accounts payable and accrued liabilities...............     8,840     5,478
  Deferred revenue.......................................     4,477     5,173
                                                          ---------  --------
Net cash used in operating activities....................   (38,856)  (15,155)
                                                          ---------  --------
Cash flows from investing activities:
Purchases of short-term investments......................  (111,124)
Purchases of other investments...........................   (27,696)
Acquisitions, net of cash acquired.......................   (21,592)
Purchases of property and equipment......................   (13,400)   (1,520)
Cash assumed from acquisition of SpringStreet............              10,186
                                                          ---------  --------
Net cash (used in) provided by investing activities......  (173,812)    8,666
                                                          ---------  --------
Cash flows from financing activities:
Net proceeds from issuance of preferred stock............              18,984
Net proceeds from issuance of common stock...............   428,961     1,776
Proceeds from exercise of stock options and warrants.....     6,350       255
Repayment of notes payable...............................   (38,302)   (1,200)
Transfer to restricted cash..............................   (90,000)
Repurchase of common stock...............................             (11,906)
Issuance of note receivable..............................    (1,651)
Repayment of notes receivable from stockholders..........        16     3,655
Other....................................................    10,850
                                                          ---------  --------
Net cash provided by financing activities................   316,224    11,564
                                                          ---------  --------
Change in cash and cash equivalents......................   103,556     5,075
Cash assumed from NetSelect Inc. ........................              13,037
Cash and cash equivalents, beginning of period...........    90,382        71
                                                          ---------  --------
Cash and cash equivalents, end of period................. $ 193,938  $ 18,183
                                                          =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

   Homestore.com, Inc. operates a family of web sites that includes:
Homestore.com, a home and real estate portal; REALTOR.com, for existing homes; HomeBuilder.com, for new homes; SpringStreet.com, for rental properties; Remodel.com, for home improvement activities; and HomeFair.com, for moving and relocation activities. Through its network of web sites, the Company provides a wide variety of information and communication tools for consumers, real estate industry professionals, advertisers and providers of home and real estate related products and services. In addition, the Company provides real estate professionals with content and contact management tools. The Company has strategic relationships with key industry participants, including real estate market leaders such as the National Association of REALTORS ("NAR"), the National Association of Home Builders ("NAHB"), the National Association of the Remodeling Industry ("NARI"), the NAHB Remodelors Council, Multiple Listing Services ("MLS"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers and agents. The Company currently generates revenues from several sources, including subscription service fees from agents, brokers, home builders and rental property owners and fees from advertisers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Short-term investments--The Company's short-term investments consist of high quality commercial paper and institutional funds. Unrealized gains and losses are reported as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

3. BASIS OF PRESENTATION:

   The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 10, 2000. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Subsequent

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                CONSOLIDATED FINANCIAL INFORMATION--(Continued) to the issuance of SAB 101, the SEC issued Staff Accounting Bulletin 101A ("SAB 101A"), which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We have evaluated the provisions of SAB 101 and we believe it will not have a material impact on our financial position, results of operations or cash flows.

5. CAPITALIZATION:

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

 Other Common Stock Issuance

   In March 2000, the Company issued 1,085,271 shares of its common stock, valued for accounting purposes at approximately $70.0 million, to Budget Group, Inc. ("BGI") in connection with entering into a ten-year strategic alliance agreement that allows the Company to participate in online and offline BGI marketing activities.

6. ACQUISITIONS:

   In March 2000, the Company acquired WyldFyre Technologies, Inc. ("WyldFyre") for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.1 million, including other acquisition-related costs. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.1 million has been preliminarily allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. For the quarter ending September 30, 2000, a portion of the purchase price will be charged to acquired in-process research and development pending completion of the purchase price valuation by an independent third party. The results of operations of WyldFyre are included in the Company's unaudited consolidated statements of operations from the date of acquisition.

   In May 2000, the Company acquired Top Producer Systems, Inc. ("Top Producer") for $12.7 million in cash, including other acquisition-related costs and 473,538 shares of its common stock with an estimated fair value for accounting purposes of $12.1 million. The shares vest over a three-year period and are contingent upon the Top Producer's chief executive officer's employment over a three-year period. Contingent purchase price of approximately $16.2 million may also be paid in cash or stock, if certain defined performance targets are met during the years ending December 2000 through December 2004. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $25.1 million has been preliminarily allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. For the quarter ending September 30, 2000, a portion of the purchase price will be charged to acquired in-process research and development pending completion of the purchase price valuation by an independent third party. The results of operations of Top Producer are included in the Company's unaudited consolidated statements of operations from the date of acquisition.

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                CONSOLIDATED FINANCIAL INFORMATION--(Continued)

7. STOCK-BASED CHARGES:

   Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options, stock and warrants issued. The deferred charges represent the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of the options, stock and warrants issued. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented:

                                        For the Three Months For the Six Months
                                           Ended June 30,      Ended June 30,
                                        ----------------------------------------
                                           2000      1999      2000      1999
                                        ---------- ------------------- ---------
Cost of revenues....................... $      148 $     225 $     346 $    381
Sales and marketing....................      9,977     2,030    19,400    2,572
Product development....................        140       211       326      358
General and administrative.............        756     1,144     1,763    1,939
                                        ---------- --------- --------- --------
                                        $   11,021 $   3,610 $  21,835 $  5,250
                                        ========== ========= ========= ========

8. WARRANTS:

   In February 2000, the Company issued warrants to purchase up to 470,089 of the Company's common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.8 million and $3.0 million for the three and six months ended June 30, 2000, respectively.

   In March 2000, the Company issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $1.2 million and $1.7 million for the three and six months ended June 30, 2000, respectively.

9. NET LOSS PER SHARE:

   The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

                                          For the Three        For the Six
                                        Months Ended June   Months Ended June
                                               30,                 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Numerator:
  Net loss............................. $(24,712) $(18,280) $(53,924) $(28,766)
  Accretion of redemption value and
   dividends on convertible preferred
   stock...............................             (1,063)             (1,477)
                                        --------  --------  --------  --------
  Net loss applicable to common
   stockholders........................ $(24,712) $(19,343) $(53,924) $(30,243)
                                        ========  ========  ========  ========
Denominator:
  Weighted average shares..............   80,153    24,350    77,102    20,502
                                        ========  ========  ========  ========
Basic and diluted net loss per share
 applicable to common stockholders..... $   (.31) $   (.79) $   (.70) $  (1.48)
                                        ========  ========  ========  ========

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                CONSOLIDATED FINANCIAL INFORMATION--(Continued)

   The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation was 17,086,000 and 37,756,000 at June 30, 2000 and 1999, respectively.

10. AOL AGREEMENT:

   In April 2000, the Company entered into a five-year marketing and distribution agreement with America Online, Inc. ("AOL"). In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued approximately 3.9 million shares of its common stock. The Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At June 30, 2000, the Company recorded $185.9 million in other non-current liabilities, which represents the fair market value of the
3.9 million shares of the Company's stock issued upon entering into the agreement plus the fair market value of the $68.50 per share guarantee of the stock. The difference between the total guaranteed amount and the liability recorded will be recorded as other expense over the term of the agreement. In connection with the guarantee, the Company has established a $90.0 million letter of credit which has been classified as restricted cash on the balance sheet. The letter of credit can be drawn upon by AOL in the event that the 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

11. COMMITMENTS AND CONTINGENCIES:

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

Overview

   We are the leading destination on the Internet for home and real estate-related information, based on the number of advertising products and services, the number of visitors, time spent on our web sites and the number of property listings. Our family of web sites, consisting of Homestore.com, REALTOR.com, HomeBuilder.com, SpringStreet.com, Remodel.com, and HomeFair.com, provides the most comprehensive source of real estate listings and home related content on the Internet. Through our family of web sites, we provide a wide variety of information and tools for consumers, real estate industry professionals, advertisers and providers of home and real estate-related products and services. In addition, we provide real estate professionals with content and contact management tools. We currently generate revenues from several sources, including subscription fees from agents, brokers, home builders and rental property owners and fees from advertisers.

Basis of Presentation

   Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the National Association of REALTORS ("NAR") and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to the NAR in exchange for the rights to operate the REALTOR.com web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

   The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

   Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital. We developed our first web site, REALTOR.com, in cooperation with the NAR. We actively began marketing our advertising products and services to real estate professionals in January 1997.

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

   Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. Through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the three and six months ended June 30, 1999 has been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of Homestore.com has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

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

                                      For the Three          For the Six
                                      Months Ended          Months Ended
                                        June 30,              June 30,
                                    -------------------   -------------------
                                    2000(1)      1999     2000(1)      1999
                                    --------   --------   --------   --------
                                       (Unaudited)           (Unaudited)
                                              (in thousands)
Pro Forma Consolidated Statements
 of Operations Data:
Revenues..........................  $ 50,152   $ 14,246   $ 88,751   $ 24,655
Cost of revenues (excluding non-
 cash equity charges--see
 note 2)..........................    13,285      5,321     23,845      9,874
                                    --------   --------   --------   --------
Gross profit......................    36,867      8,925     64,906     14,781
                                    --------   --------   --------   --------
Operating expenses:
  Sales and marketing (excluding
   non-cash equity charges--see
   note 2)........................    30,440     19,760     60,225     34,720
  Product development (excluding
   non-cash equity charges--see
   note 2)........................     3,598      1,609      5,438      3,000
  General and administrative
   (excluding non-cash equity
   charges--see note 2)...........    11,859      6,926     22,674     12,026
  Amortization of intangible
   assets.........................    10,935      7,022     19,327     14,036
  Stock-based charges.............    11,021      4,859     21,835      8,062
                                    --------   --------   --------   --------
   Total operating expenses.......    67,853     40,176    129,499     71,844
                                    --------   --------   --------   --------
Loss from operations..............   (30,986)   (31,251)   (64,593)   (57,063)
Interest and other income
 (expense), net...................     6,274     (1,548)    10,669     (3,139)
                                    --------   --------   --------   --------
Net loss..........................  $(24,712)  $(32,799)  $(53,924)  $(60,202)
                                    ========   ========   ========   ========
As a Percentage of Pro Forma
 Revenues:
Revenues..........................       100 %      100 %      100 %      100 %
Cost of revenues..................        26         37         27         40
                                    --------   --------   --------   --------
Gross profit......................        74         63         73         60
                                    --------   --------   --------   --------
Operating expenses:
  Sales and marketing.............        61        139         68        141
  Product development.............         7         11          6         12
  General and administrative......        24         49         26         49
  Amortization of intangible
   assets.........................        22         49         22         57
  Stock-based charges.............        22         34         25         33
                                    --------   --------   --------   --------
  Total operating expenses........       136        282        147        292
                                    --------   --------   --------   --------
Loss from operations..............       (62)      (219)       (74)      (232)
Interest and other income
 (expense), net...................        13        (11)        12        (13)
                                    --------   --------   --------   --------
Net loss..........................       (49)%     (230)%      (62)%     (245)%
                                    ========   ========   ========   ========

--------
(1) The unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2000 reflect our actual operating results.

(2) Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options, stock and warrants issued. The deferred charges represent the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options, stock and warrants issued. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented.

                                                 For the           For the
                                            Three Months Ended Six Months Ended
                                                 June 30,          June 30,
                                            ------------------------------------
                                              2000      1999     2000    1999
                                            --------- ----------------- --------
Cost of revenues........................... $     148 $    505 $    346 $   844
Sales and marketing........................     9,977    2,459   19,400   4,109
Product development........................       140      203      326     363
General and administrative.................       756    1,692    1,763   2,746
                                            --------- -------- -------- -------
                                            $  11,021 $  4,859 $ 21,835 $ 8,062
                                            ========= ======== ======== =======

Pro Forma for the Three Months Ended June 30, 2000 and 1999

 Revenues

   Revenues increased to $50.2 million for the three months ended June 30, 2000 from pro forma revenues of $14.2 million for the three months ended June 30, 1999. Revenue from both professional subscriptions and advertising, as well as web site development fees, contributed to the overall revenue growth. Increased subscription revenue was primarily due to an increase in the number of professionals on the Homestore.com family of web sites. The increase in the number of professionals on our family of web sites represented a 64% increase over the number of professionals at June 30, 1999. Advertising revenue increased primarily as a result of an expansion in sponsorships and strategic alliances during the quarter.

 Cost of Revenues

   Cost of revenues increased to $13.3 million for the three months ended June 30, 2000 from pro forma cost of revenues of $5.3 million for the three months ended June 30, 1999. The increase was primarily due to an overall increase in sales volume during the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. Gross margin for the quarter was 74%, up from a pro forma gross margin of 63% for the same quarter in 1999. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity and speed of our family of web sites.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses increased to $30.4 million for the three months ended June 30, 2000 from pro forma sales and marketing expenses of $19.8 million for the three months ended June 30, 1999. The increase was attributable to increased salaries and commissions. The increase was also due to costs associated with our branding campaign during 2000, as well as increases in promotional material and trade show expenses.

   Product development. Product development expenses increased to $3.6 million for the three months ended June 30, 2000 from pro forma product development expenses of $1.6 million for the three months ended June 30, 1999. The increase in product development costs was due to increased costs associated with the redesign of the Homestore.com web site, as well as product development costs associated with our acquisitions of WyldFyre Technologies, Inc. ("WyldFyre") and Top Producer Systems, Inc. ("Top Producer") in 2000.

   General and administrative. General and administrative expenses increased to $11.9 million for the three months ended June 30, 2000 from pro forma general and administrative expenses of $6.9 million for the three months ended June 30, 1999. The increase was primarily due to hiring of key management personnel and increased staffing levels required to support our growth, expanded operations and infrastructure as a public company. Facility costs associated with our corporate office also increased. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure to support the anticipated growth of our businesses.

   Amortization of intangible assets. Amortization of intangible assets was $10.9 million for the three months ended June 30, 2000 as compared to pro forma amortization of $7.0 million for the three months ended June 30, 1999. The increase in amortization was primarily the result of the acquisitions of WyldFyre in March 2000 and Top Producer in May 2000.

 In process research and development

   For the quarter ending September 30, 2000, a portion of the purchase price of WyldFyre and Top Producer will be charged to in-process research and development pending completion of the purchase price valuation by an independent third party.

 Stock-based charges

   Stock Options. In connection with the grant of stock options to employees prior to our initial public offering, we recorded aggregate deferred compensation of approximately $23.9 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally four years.

   Stock. In March 2000, we issued 1,085,271 shares of common stock valued for accounting purposes at approximately $70.0 million to Budget Group Inc. ("BGI") in connection with entering into a strategic alliance agreement. We are amortizing this amount ratably over the ten-year term of the agreement, resulting in a non-cash charge of $1.8 million for the three months ended June 30, 2000.

   Warrants. During the third and fourth quarters of 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $682,000 for the three months ended June 30, 2000.

   In August 1999, we issued Norwest Mortgage a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over two years. The non-cash charge for this warrant totaled approximately $435,000 for the three months ended June 30, 2000.

   In February 2000, we issued warrants to purchase up to 470,089 shares of common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.8 million for the three months ended June 30, 2000.

   In March 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $1.2 million for the three months ended June 30, 2000.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net consists primarily of earnings on our cash and cash equivalents, net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise of America, Ltd. and MultiSearch Solutions, Inc. for the three months ended June 30, 1999. Interest and other income increased to $6.3 million for the three months ended June 30, 2000 from pro forma interest and other expense of $1.5 million for the three months ended June 30, 1999. The increase was primarily due to interest income earned on higher average cash balances as a result of our initial and secondary public offering proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended June 30, 2000 and 1999. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Pro Forma for the Six Months Ended June 30, 2000 and 1999

 Revenues

   Revenues increased to $88.8 million for the six months ended June 30, 2000 from pro forma revenues of $24.7 million for the six months ended June 30, 1999. Revenue from both professional subscriptions and advertising, as well as web site development fees, contributed to the increase in revenue. Increased subscription revenue was primarily due to an increase in the number of professionals on the Homestore.com family of web sites. Advertising revenue increased primarily as a result of an expansion in sponsorships and strategic alliances during the six months ended June 30, 2000.

 Cost of Revenues

   Cost of revenues increased to $23.8 million for the six months ended June 30, 2000 from pro forma cost of revenues of $9.9 million for the six months ended June 30, 1999. The increase was primarily due to our overall increased sales volume during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Gross margin for the period was 73%, up from a pro forma gross margin of 60% for the same period in 1999.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses increased to $60.2 million for the six months ended June 30, 2000 from pro forma sales and marketing expenses of $34.7 million for the six months ended June 30, 1999. The increase was attributable to an increase in costs associated with Internet portal distribution, and marketing and listing agreements entered into during the third and fourth quarter of 1999. The increase was also due to increased salaries and commissions. Increases in costs associated with our branding campaign during the six months ended June 30, 2000, promotional material and trade show expenses also contributed to the increase.

   Product development. Product development expenses increased to $5.4 million for the six months ended June 30, 2000 from pro forma product development expenses of $3.0 million for the six months ended June 30, 1999. The increase in product development costs was due to increased costs associated with the redesign of the Homestore.com web site and the integration of our acquisitions into our family of web sites, as well as product development costs from our acquisitions of WyldFyre and Top Producer in 2000.

   General and administrative. General and administrative expenses increased to $22.7 million for the six months ended June 30, 2000 from pro forma general and administrative expenses of $12.0 million for the six months ended June 30, 1999. The increase was primarily due to hiring of key management personnel and increased staffing levels required to support our growth, expanded operations and infrastructure as a public company. Facility costs associated with our corporate office also increased.

   Amortization of intangible assets. Amortization of intangible assets was $19.3 million for the six months ended June 30, 2000 as compared to pro forma amortization of $14.0 million for the six months ended June 30, 1999. The increase in amortization was primarily the result of the acquisitions of WyldFyre in March 2000 and Top Producer in May 2000.

 In process research and development

   For the quarter ending September 30, 2000, a portion of the purchase price of WyldFyre and Top Producer will be charged to in process research and development pending completion of the purchase price valuation by an independent third party.

 Stock-based charges

   Stock Options. In connection with the grant of stock options to employees prior to our initial public offering, we recorded aggregate deferred compensation of approximately $23.9 million. This deferred compensation represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally four years.

   Stock. In March 2000, we issued 1,085,271 shares of common stock valued for accounting purposes at approximately $70.0 million to BGI in connection with entering into a strategic alliance agreement. We are amortizing this amount ratably over the ten-year term of the agreement, resulting in a non-cash charge of $2.3 million for the six months ended June 30, 2000.

   Warrants. During the third and fourth quarters of 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $2.9 million for the six months ended June 30, 2000.

   In August 1999, we issued Norwest Mortgage a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million which is being recognized over two years. The non-cash charge for this warrant totaled approximately $869,000 for the six months ended June 30, 2000.

   In February 2000, we issued warrants to purchase up to 470,089 shares of common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $3.0 million for the six months ended June 30, 2000.

   In March 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $1.7 million for the six months ended June 30, 2000.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net consists primarily of earnings on our cash and cash equivalents, net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise of America, Ltd. and MultiSearch Solutions, Inc. for the six months ended June 30, 1999, and interest expense incurred on the note payable issued in connection with our HomeFair acquisition for the six months ended June 30, 2000. Interest and other income increased to $10.7 million for the six months ended June 30, 2000 from pro forma interest and other expense of $3.1 million for the six months ended June 30, 1999. The increase was primarily due to interest income earned on higher average cash balances as a result of our initial and secondary offering proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the six months ended June 30, 2000 and 1999. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Liquidity and Capital Resources

   Since inception, we have funded our operations and met our capital expenditure requirements through the sale of equity securities and through cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. At June 30, 2000, we had cash and cash equivalents of $193.9 million as compared to $90.4 million at December 31, 1999. Also at June 30, 2000, we had $110.9 million in short-term investments.

   Net cash used in operating activities was $38.9 million for the six months ended June 30, 2000 and $15.2 million in the six months ended June 30, 1999. Net cash used in operating activities in each of these periods was primarily the result of net operating losses, including payments required to be made relating to our Internet portal distribution, and marketing and listing agreements. These operating cash outflows were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Net cash used in investing activities was $173.8 million for the six months ended June 30, 2000, compared to net cash provided of $8.7 million in the six months ended June 30, 1999. During the six months ended June 30, 2000, our investing activities consisted of acquisitions, investments and purchases of property and equipment and short-term investment funds. We acquired New List Corporation, certain publication businesses from Haas Publishing Companies, Inc. and Top Producer for an amount including $21.6 million in cash. In addition, we invested in non-consolidated entities for an aggregate $27.7 million in cash. Capital expenditures for property and equipment totaled $13.4 million for the six months ended June 30, 2000 and $1.5 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement. We purchased $111.1 million of short-term investment funds during the six months ended June 30, 2000.

   Net cash provided by financing activities was $316.2 million for the six months ended June 30, 2000 compared $11.6 million in the comparable prior year period. The increase in cash was provided primarily from net proceeds from our secondary public offering. In January 2000, we completed a secondary public offering in which we sold 4,073,139 shares of our common stock at a price of $110.0 per share, raising approximately $428.9 million after deducting underwriting discounts and commissions and offering expenses. In addition, we received approximately $6.4 million from the exercise of options and warrants during the six months ended June 30, 2000.

   In April 2000, we entered into a five-year marketing and distribution agreement with America Online, Inc. ("AOL"). In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued approximately 3.9 million shares of our common stock. We have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At June 30, 2000, we recorded $185.9 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering into the agreement plus the fair market value of the $68.50 per share guarantee of the stock. The difference between the total guaranteed amount and the liability recorded will be recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit which has been classified as restricted cash on the balance sheet. The letter of credit can be drawn upon by AOL in the event that the our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

   As of June 30, 2000, we had $394.9 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to continue using our working capital to finance our ongoing operations and rapid expansion, our marketing activities as well as the development of new or enhanced existing services or products. Additionally, we expect to use a portion of our cash for the acquisition and subsequent funding of technologies, content, investments or businesses complimentary to our current business. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be more than sufficient to fund our operating activities, capital expenditures and other obligations for the next twelve months.

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

  . We have a history of net losses and expect net losses for the foreseeable future.

   We have experienced operating losses in each quarterly and annual period since 1993, and we incurred operating losses of $31.0 million for the three months ended June 30, 2000 and $64.6 million for the six months ended June 30, 2000. On a pro forma basis we incurred operating losses of $31.3 million for the three months ended June 30, 1999 and $57.1 million for the six months ended June 30, 1999. As of June 30, 2000, we had an accumulated deficit of $209.7 million, and we may continue to incur net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of June 30, 2000, we had approximately $310.1 million of deferred stock-based charges and intangible assets.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 11--Commitments and Contingencies in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Homestore.com made the following unregistered sales of the Company's Common Stock during the quarter ended June 30, 2000:

                                                            Aggregate
                         Date of    Title of     Number of  Purchase
   Class of Purchaser     Sale     Securities    Securities  Price:         Form of Consideration
   ------------------    ------- --------------- ---------- ---------       ---------------------
America Online, Inc. ... 4/25/00 Common Stock(1) 3,894,343   $3,894   As part of distribution agreement

Shareholders of Top
 Producer                5/31/00 Common Stock(1)   473,538    -- --   Exchange of shares in connection
 Systems, Inc. .........                                              with Top Producer acquisition

--------
(1) Sales made in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed herewith:

   Number  Exhibit Title
   ------  -------------

    27.01  Financial Data Schedule.*

--------
*  Filed herewith.

   (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2000
                                      Homestore.com, Inc


                                                 /s/ Stuart H. Wolff
                                      By: _____________________________________
                                                   Stuart H. Wolff
                                              Chairman of the Board and
                                               Chief Executive Officer

                                              /s/ John M. Giesecke, Jr.
                                      By: _____________________________________
                                                John M. Giesecke, Jr.
                                              Executive Vice President
                                              Chief Financial Officer,
                                                    and Secretary