Form 10-Q
period 2000-09-30
HOMESTORE COM INC
filed 2000-11-14
CIK 1085770

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

                   For the Quarter Ended September 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 2000

                       Commission File Number 000-26659

                               ----------------

                              Homestore.com, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                       95-4438337
        (State of Other Jurisdiction                          (I.R.S. Employer
      Incorporation or of Organization)                    Identification Number)

          30700 Russell Ranch Road
        Westlake Village, California                               91362
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

                                Yes [X] No [_]

   At October 31, 2000, the registrant had 82,797,703 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Homestore.com, Inc

                                     Index

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Financial
          Information

          Overview......................................................     1

          Unaudited Pro Forma Condensed Consolidated Statements of
          Operations....................................................     2

          Notes to Unaudited Pro Forma Condensed Consolidated Financial
          Information...................................................     5

         Homestore.com, Inc. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets.........................     6

          Unaudited Condensed Consolidated Statements of Operations.....     7

          Unaudited Condensed Consolidated Statement of Stockholders'
          Equity........................................................     8

          Unaudited Condensed Consolidated Statements of Cash Flows.....     9

          Notes to Unaudited Condensed Consolidated Financial
          Statements....................................................    10

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    28

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    29

 Item 2. Changes in Securities and Use of Proceeds......................    29

 Item 3. Default Upon Senior Securities.................................    29

 Item 4. Submission of Matters to a Vote of Security Holders............    29

 Item 5. Other Information..............................................    29

 Item 6. Exhibits and Reports on Form 8-K...............................    29

 SIGNATURES..............................................................   30

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

   Homestore's unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 1999 give effect to the Reorganization and the acquisitions of Springstreet and HomeFair as if they had occurred on January 1, 1999.

   The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of January 1, 1999 and should not be construed as being representative of future operating results.

   The audited historical financial statements of the Company, NSI, The Enterprise of America, Ltd., MultiSearch Solutions, Inc., SpringStreet, The Homebuyer's Fair, Inc., FAS-Hotline, Inc. and The Center For Mobility Resources, Inc. ("CMR") and National School Services, Inc. are in the Company's Form S-1 (No. 333-94467) as filed with the Securities and Exchange Commission on January 26, 2000 and the Form 8-K/A filed on December 7, 1999. The unaudited pro forma condensed consolidated statement of operations presented herein should be read in conjunction with those financial statements and related notes.

                              HOMESTORE.COM, INC.

   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS /(1)/
                   (in thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  -------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  ---------
Revenues............................  $  62,203  $  20,651  $150,954  $  45,306
Cost of revenues (excluding non-cash
 equity charges, see note 7)........     16,188      6,342    40,033     16,216
                                      ---------  ---------  --------  ---------
Gross profit........................     46,015     14,309   110,921     29,090
                                      ---------  ---------  --------  ---------
Operating expenses:
  Sales and marketing (excluding
   non-cash equity charges, see note
   7)...............................     30,141     21,252    90,366     55,972
  Product development (excluding
   non-cash equity charges, see note
   7)...............................      4,329      2,025     9,767      5,025
  General and administrative
   (excluding non-cash equity
   charges, see note 7).............     16,784      7,551    39,458     19,577
  Amortization of intangible
   assets...........................     12,128      7,166    31,455     21,202
  Stock-based charges...............     11,436      7,461    33,271     15,523
  In-process research and
   development......................      4,048        --      4,048        --
  Litigation settlement.............        --       8,406       --       8,406
                                      ---------  ---------  --------  ---------
    Total operating expenses........     78,866     53,861   208,365    125,705
                                      ---------  ---------  --------  ---------
Loss from operations................    (32,851)   (39,552)  (97,444)   (96,615)
Interest and other income (expense),
 net................................      5,793       (271)   16,462     (3,410)
                                      ---------  ---------  --------  ---------
Net loss............................  $ (27,058) $ (39,823) $(80,982) $(100,025)
                                      =========  =========  ========  =========
Basic and diluted net loss per
 share..............................  $    (.33) $    (.60) $  (1.03) $   (1.67)
                                      =========  =========  ========  =========
Shares used to calculate basic and
 diluted net loss per share.........     82,065     66,313    78,769     59,914
                                      =========  =========  ========  =========

--------
/(1)/ See page 3 & 4 for a full disclosure of the unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 1999. Since there are no pro forma adjustments after December 31, 1999, the unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2000 reflect our actual operating results.

See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                 Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                    (in thousands, except per share amounts)

                                                             Pro Forma                Pro Forma                 Pro
                          Homestore.com  NSI  Adjustments  Homestore.com SpringStreet Homefair  Adjustments    Forma
                          ------------- ----- -----------  ------------- ------------ --------- -----------   --------
Revenues................    $ 18,625    $ --     $ --        $ 18,625       $ --       $2,075     $   (49)(1) $ 20,651
Cost of revenue
 (excluding non-cash
 equity charges, see
 note 7)................       5,897                            5,897                     445                    6,342
                            --------    -----    -----       --------       -----      ------     -------     --------
Gross profit............      12,728      --       --          12,728         --        1,630         (49)      14,309
                            --------    -----    -----       --------       -----      ------     -------     --------
Operating expenses:
 Sales and marketing
  (excluding non-cash
  equity charges, see
  note 7)...............      20,403                           20,403                     898         (49)(1)   21,252
 Product development
  (excluding non-cash
  equity charges, see
  note 7)...............       1,955                            1,955                      70                    2,025
 General and
  administrative
  (excluding non-cash
  equity charges, see
  note 7)...............       7,034                            7,034                     517                    7,551
 Amortization of
  intangible assets.....       3,003                            3,003                     523       3,640 (2)    7,166
 Stock-based charges....       7,461                            7,461                                            7,461
 Litigation
  settlement............       8,406                            8,406                                            8,406
                            --------    -----    -----       --------       -----      ------     -------     --------
   Total operating
    expenses............      48,262      --       --          48,262         --        2,008       3,591       53,861
                            --------    -----    -----       --------       -----      ------     -------     --------
Loss from operations....     (35,534)                         (35,534)                   (378)     (3,640)     (39,552)
Interest and other
 income (expense), net..       1,308                            1,308                     (35)     (1,544)(4)     (271)
                            --------    -----    -----       --------       -----      ------     -------     --------
Net loss................     (34,226)     --       --         (34,226)        --         (413)     (5,184)     (39,823)
                            --------    -----    -----       --------       -----      ------     -------     --------
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................        (369)              369 (5)
                            --------    -----    -----       --------       -----      ------     -------     --------
Net loss applicable to
 common stockholders....    $(34,595)   $ --     $ 369        (34,226)      $ --       $ (413)    $(5,184)    $(39,823)
                            ========    =====    =====       ========       =====      ======     =======     ========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....    $   (.65)
                            ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....      52,903
                            ========
Pro forma basic and
 diluted net loss per
 share..................                                                                                      $   (.60)
                                                                                                              ========
Shares used in the
 calculation of pro
 forma basic and diluted
 net loss per share.....                                                                                        66,313 (6)
                                                                                                              ========

 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                    (in thousands, except per share amounts)

                                                                Pro Forma                Pro Forma
                        Homestore.com   NSI    Adjustments    Homestore.com SpringStreet Homefair  Adjustments     Pro Forma
                        ------------- -------  -----------    ------------- ------------ --------- -----------     ---------
Revenues..............    $ 35,211    $ 2,433    $  --          $ 37,644      $  2,346    $5,467    $   (151) (1)  $  45,306
Cost of revenues
 (excluding non-cash
 equity charges, see
 note 7)..............      13,007        798                     13,805         1,675       736                      16,216
                          --------    -------    ------         --------      --------    ------    --------       ---------
Gross profit..........      22,204      1,635       --            23,839           671     4,731        (151)         29,090
                          --------    -------    ------         --------      --------    ------    --------       ---------
Operating expenses:
 Sales and marketing
  (excluding non-cash
  equity charges, see
  note 7).............      44,765      4,064                     48,829         5,506     1,788        (151) (1)     55,972
 Product development
  (excluding non-cash
  equity charges, see
  note 7).............       3,322        174                      3,496         1,134       395                       5,025
 General and
  administrative
  (excluding non-cash
  equity charges, see
  note 7).............      12,953      1,053                     14,006         4,416     1,155                      19,577
 Amortization of
  intangible assets...       4,313        261                      4,574                   1,810       4,137  (8)     21,202
                                                                                                      (1,810) (2)
                                                                                                      12,491  (3)
 Stock-based
  charges.............      12,711        569                     13,280         2,243                                15,523
 Litigation
  settlement..........       8,406                                 8,406                                               8,406
                          --------    -------    ------         --------      --------    ------    --------       ---------
   Total operating
    expenses..........      86,470      6,121       --            92,591        13,299     5,148      14,667         125,705
                          --------    -------    ------         --------      --------    ------    --------       ---------
Loss from operations..     (64,266)    (4,486)                   (68,752)      (12,628)     (417)    (14,818)        (96,615)
Interest and other
 income (expense),
 net..................       1,274         (5)                     1,269            44       (89)     (4,634) (4)     (3,410)
                          --------    -------    ------         --------      --------    ------    --------       ---------
Net loss..............     (62,992)    (4,491)      --           (67,483)      (12,584)     (506)    (19,452)       (100,025)
                          --------    -------    ------         --------      --------    ------    --------       ---------
Accretion of
 redemption value and
 dividends on
 convertible preferred
 stock................      (1,846)      (207)    2,053  (5)         --                                                  --
                          --------    -------    ------         --------      --------    ------    --------       ---------
Net loss applicable to
 common stockholders..    $(64,838)   $(4,698)   $2,053         $(67,483)     $(12,584)   $ (506)   $(19,452)      $(100,025)
                          ========    =======    ======         ========      ========    ======    ========       =========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders..    $  (2.06)
                          ========
Shares used in the
 calculation of
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders..      31,421
                          ========
Pro forma basic and
 diluted net loss per
 share................                                                                                             $   (1.67)
                                                                                                                   =========
Shares used in the
 calculation of pro
 forma basic and
 diluted net loss per
 share................                                                                                                59,914  (6)
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

 See accompanying Notes to Unaudited Pro Forma Condensed Consolidated Financial
                                  Information.

                              HOMESTORE.COM, INC.

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED FINANCIAL INFORMATION

   Pro forma adjustments reflect the following in the unaudited pro forma condensed consolidated statements of operations:

(1) Elimination of intercompany accounts receivable, accounts payable, revenues and expenses

(2) Elimination of Homefair's amortization on its intangible assets.

(3) Amortization of goodwill on a straight-line basis over five years

(4) Reduction in interest income related to cash portion of the purchase consideration, net of an increase in interest expense related to the $37.5 million promissory note which bears interest at 10.875% issued in connection with the acquisition of Homefair

(5) Elimination of the accretion of redemption value and dividends on convertible preferred stock resulting from the assumed conversion of the Company's preferred stock into common stock in connection with its initial public offering

(6) Additional weighted average shares used in the calculation of pro forma basic and diluted net loss per share reflect the following, as if they have been issued as of January 1, 1999, except for preferred stock that was not issued connection with an acquisition. For this preferred stock, the weighted average shares reflect the preferred stock as if it had been issued as of January 1, 1999 or the date of issuance, if later:

                                         Three Months Ended  Nine Months Ended
                                        September 30, 1999  September 30, 1999
                                        ------------------- ------------------
   SpringStreet acquisition............          --                4,587
   HomeFair acquisition................          250                 250
   NSI Reorganization..................          --                2,080
   Conversion of preferred stock in
    connection with IPO................       11,670              17,659
   Conversion of NAR's RealSelect
    shares into Homestore.com shares...        1,490               3,917

(7) Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options and warrants issued. The deferred charges represent the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of the options issued and the fair value of warrants issued and have been classified on the unaudited pro forma condensed consolidated statements of operations as stock-based charges. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented (in thousands):


                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       -------------------- -------------------
                                          2000      1999      2000      1999
                                       ---------- --------- --------- ---------
   Cost of revenues................... $      137 $     421 $     483 $   1,190
   Sales and marketing................     10,473     5,153    29,873     9,533
   Product development................        129       280       455       563
   General and administrative.........        697     1,607     2,460     4,237
                                       ---------- --------- --------- ---------
                                       $   11,436 $   7,461 $  33,271 $  15,523
                                       ========== ========= ========= =========

(8) Amortization of goodwill in connection with the SpringStreet acquisition

                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $  168,390    $  90,382
  Short-term investments............................     114,651          --
  Marketable equity security........................       1,389        4,230
  Accounts receivable, net..........................      40,649       13,428
  Current portion of prepaid distribution expense...      49,091        7,868
  Other current assets..............................      12,072        5,371
                                                      ----------    ---------
    Total current assets............................     386,242      121,279
Prepaid distribution expense........................     171,516        6,167
Property and equipment, net.........................      33,034        6,305
Intangible assets, net..............................     198,308      138,612
Restricted cash.....................................      90,000          --
Other long-term assets..............................      45,699        4,200
                                                      ----------    ---------
    Total assets....................................  $  924,799    $ 276,563
                                                      ==========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................  $   14,119    $   5,349
  Accrued liabilities...............................      41,186       23,687
  Deferred revenue..................................      28,198       13,478
  Notes payable.....................................         353       37,943
                                                      ----------    ---------
Total current liabilities...........................      83,856       80,457
                                                      ----------    ---------
Distribution obligation.............................     186,145          --
Other...............................................      11,322          633
                                                      ----------    ---------
                                                         197,467          633
                                                      ----------    ---------
    Total liabilities...............................     281,323       81,090
                                                      ----------    ---------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Convertible preferred stock, $.001 par value......
  Common stock, $.001 par value; 500,000 shares
   authorized, 88,017 and 75,251 shares issued at
   September 30, 2000 and December 31, 1999,
   respectively, and 82,711 and 70,189 shares
   outstanding at September 30, 2000 and December
   31, 1999, respectively...........................          83           70
  Additional paid-in capital........................   1,014,402      413,244
  Treasury stock, at cost; 5,306 and 5,062 shares at
   September 30, 2000 and December 31, 1999,
   respectively.....................................     (15,876)     (13,676)
  Notes receivable from stockholders................     (10,544)     (13,350)
  Deferred stock-based charges......................    (108,511)     (38,947)
  Accumulated other comprehensive income............         637        3,865
  Accumulated deficit...............................    (236,715)    (155,733)
                                                      ----------    ---------
    Total stockholders' equity......................     643,476      195,473
                                                      ----------    ---------
    Total liabilities and stockholders' equity......  $  924,799    $ 276,563
                                                      ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
Revenues............................. $  62,203  $  18,625  $150,954  $ 35,211
Cost of revenues (excluding non-cash
 equity charges, see note 7).........    16,188      5,897    40,033    13,007
                                      ---------  ---------  --------  --------
Gross profit.........................    46,015     12,728   110,921    22,204
                                      ---------  ---------  --------  --------
Operating expenses:
  Sales and marketing (excluding non-
   cash equity charges, see note 7)..    30,141     20,403    90,366    44,765
  Product development (excluding non-
   cash equity charges, see note 7)..     4,329      1,955     9,767     3,322
  General and administrative
   (excluding non-cash equity
   charges, see note 7)..............    16,784      7,034    39,458    12,953
  Amortization of intangible assets..    12,128      3,003    31,455     4,313
  Stock-based charges................    11,436      7,461    33,271    12,711
  In-process research and
   development.......................     4,048        --      4,048       --
  Litigation settlement..............       --       8,406       --      8,406
                                      ---------  ---------  --------  --------
    Total operating expenses.........    78,866     48,262   208,365    86,470
                                      ---------  ---------  --------  --------
Loss from operations.................   (32,851)   (35,534)  (97,444)  (64,266)
Interest and other income (expense),
 net.................................     5,793      1,308    16,462     1,274
                                      ---------  ---------  --------  --------
Net loss.............................   (27,058)   (34,226)  (80,982)  (62,992)
Accretion of redemption value and
 dividends on convertible preferred
 stock...............................       --        (369)      --     (1,846)
                                      ---------  ---------  --------  --------
Net loss applicable to common
 stockholders........................ $ (27,058) $ (34,595) $(80,982) $(64,838)
                                      =========  =========  ========  ========
Basic and diluted net loss per
 share............................... $    (.33) $    (.65) $  (1.03) $  (2.06)
                                      =========  =========  ========  ========
Shares used to calculate basic and
 diluted net loss per share..........    82,065     52,903    78,769    31,421
                                      =========  =========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                             Notes     Deferred
                      Common Stock   Additional            Receivable   Stock-        Other                     Total
                      --------------  Paid-in   Treasury      From       Based    Comprehensive Accumulated Stockholders'
                      Shares  Amount  Capital    Stock    Stockholders  Charges      Income       Deficit      Equity
                      ------  ------ ---------- --------  ------------ ---------  ------------- ----------- -------------
Balance at December
 31, 1999...........  70,189   $ 70  $  413,244 $(13,676)   $(13,350)  $ (38,947)    $ 3,865     $(155,733)   $195,473
Comprehensive
 Income:
 Net loss
  (unaudited).......                                                                               (80,982)    (80,982)
 Unrealized loss on
  marketable
  security and short
  term investments
  (unaudited).......                                                                  (2,883)                   (2,883)
 Foreign currency
  translation
  (unaudited).......                                                                    (345)                     (345)
                                                                                                              --------
                                                                                                               (84,210)
                                                                                                              --------
Issuance of common
 stock (unaudited)..   6,712      7       7,923                                                                  7,930
Issuance of common
 stock for
 acquisitions
 (unaudited)........     589      1      50,636                                                                 50,637
Repayment from
 stockholders
 (unaudited)........                                             606                                               606
Repurchase of common
 stock (unaudited)..    (244)                     (2,200)      2,200                                               --
Deferred stock-based
 charges
 (unaudited)........                    102,318                         (102,318)
Stock-based charges
 (unaudited)........                                                      32,754                                32,754
Issuance of common
 stock in secondary
 public offering
 (unaudited)........   4,073      4     428,899                                                                428,903
Exercise of warrants
 (unaudited)........   1,392      1      11,382                                                                 11,383
                      ------   ----  ---------- --------    --------   ---------     -------     ---------    --------
Balance at September
 30, 2000
 (unaudited)........  82,711   $ 83  $1,014,402 $(15,876)   $(10,544)  $(108,511)    $   637     $(236,715)   $643,476
                      ======   ====  ========== ========    ========   =========     =======     =========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine months ended
                                                             September 30,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
Cash flows from operating activities:
Net loss.................................................. $(80,982) $(62,992)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization...........................   34,678     5,179
  Provision for doubtful accounts.........................    2,245       636
  Amortization of discount on notes payable...............      --        234
  In-process research and development.....................    4,048       --
  Litigation settlement...................................      --      8,406
  Stock-based charges.....................................   33,271    12,711
  Other non-cash items....................................     (798)      853
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable.....................................  (26,293)   (7,736)
  Prepaid distribution expense............................  (21,150)   (5,484)
  Deferred royalties......................................     (692)   (1,676)
  Other assets............................................   (6,372)   (1,949)
  Accounts payable and accrued liabilities................   18,775    10,848
  Deferred revenue........................................    5,375     6,297
                                                           --------  --------
Net cash used in operating activities.....................  (37,895)  (34,673)
                                                           --------  --------
Cash flows from investing activities:
Purchases of property and equipment.......................  (28,144)   (2,893)
Purchases of short-term investments....................... (115,037)      --
Purchase of other investments.............................  (30,897)      --
Acquisitions, net of cash acquired........................  (39,465)      --
Cash assumed from the acquisition of SpringStreet.........      --     10,186
                                                           --------  --------
Net cash (used in) provided by investing activities....... (213,543)    7,293
                                                           --------  --------
Cash flows from financing activities:
Notes receivable from stockholders........................      606     3,655
Net proceeds from issuance of common stock................  428,903   167,597
Proceeds from employee stock plans and warrants...........   19,313     1,346
Transfer to restricted cash...............................  (90,000)      --
Repurchases of common stock...............................      --    (11,906)
Issuance of notes receivable..............................   (1,651)      --
Repayment of notes payable................................  (38,575)   (2,116)
Other.....................................................   10,850       --
                                                           --------  --------
Net cash provided by financing activities.................  329,446   158,576
                                                           --------  --------
Change in cash and cash equivalents.......................   78,008   131,196
Cash assumed from NetSelect, Inc..........................      --     13,037
Cash and cash equivalents, beginning of period............   90,382        71
                                                           --------  --------
Cash and cash equivalents, end of period.................. $168,390  $144,304
                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Short-term investments--The Company's short term investments consist of high quality commercial paper and institutional funds. Unrealized gains and losses are reported as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS:

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we believe the impact of adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will implement SFAS No. 133 in the first quarter of fiscal 2001.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Subsequent

                              HOMESTORE.COM, INC.

to the issuance of SAB 101, the SEC issued Staff Accounting Bulletin 101A ("SAB 101A"), which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequent to the issuance of SAB 101A, the SEC issued Staff Accounting Bulletin 101B ("SAB 101B"), which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. We have evaluated the provisions of SAB 101 and we believe it will not have a material impact on our financial position, results of operations or cash flows.

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

6. ACQUISITIONS:

   In March 2000, the Company acquired WyldFyre Technologies, Inc. ("WyldFyre") for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.1 million, including acquisition-related costs. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $31.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the quarter ended September 30, 2000, approximately $2.2 million of the purchase price was charged to acquired in-process research and development ("IPR&D") upon completion of the purchase price valuation by an independent third party.

   In May 2000, the Company acquired Top Producer Systems, Inc. ("Top Producer") for $12.7 million in cash, including acquisition-related costs and 473,538 shares of its common stock with an estimated fair value for accounting purposes of $12.1 million. The shares vest over a three-year period and are contingent upon the Top Producer's chief executive officer's employment over a three year period. Contingent purchase price of approximately $16.2 million may also be paid in cash or stock, if certain defined performance targets are met during the years ending December 2000 through December 2004. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $23.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the quarter ended September 30, 2000, approximately $1.8 million of the purchase price was charged to acquired in-process research and development upon completion of the purchase price valuation by an independent third party.

                              HOMESTORE.COM, INC.

   The fair value of the IPR&D for each of the acquisitions was determined using the income approach. The income approach, based on the percent complete method included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates. The IPR&D was comprised of nine projects and amounted to $4.0 million of the total purchase price and was charged to expense during the three months ended September 30, 2000.

   In September 2000, the Company acquired The Hessel Group ("THG") for $20.0 million in cash, including acquisition-related costs and the fair value of options assumed. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $18.6 million has been preliminarily allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. A portion of the purchase price will be charged to acquired in-process research and development pending completion of the purchase price valuation by an independent third party.

7. STOCK-BASED CHARGES:

   Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options and warrants issued. The deferred charges represent the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of the options issued and the fair value of warrants issued and have been classified on the unaudited consolidated statements of operations as stock-based charges. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented (in thousands):

                                                                  Nine Months
                                               Three Months     Ended September
                                           Ended September 30,        30,
                                           -------------------- ---------------
                                              2000      1999     2000    1999
                                           ---------- --------- ------- -------
Cost of revenues.......................... $      137 $     421 $   483 $   701
Sales and marketing.......................     10,473     5,153  29,873   7,875
Product development.......................        129       280     455     333
General and administrative................        697     1,607   2,460   3,802
                                           ---------- --------- ------- -------
                                           $   11,436 $   7,461 $33,271 $12,711
                                           ========== ========= ======= =======

8. WARRANTS:

   In February 2000, the Company issued warrants to purchase up to 470,089 of the Company's common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.8 million and $4.9 million for the three and nine months ended September 30, 2000, respectively.

   In March 2000, the Company issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $1.2 million and $2.9 million for the three and nine months ended September 30, 2000, respectively.

                              HOMESTORE.COM, INC.

9. NET LOSS PER SHARE:

   The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

                                          Three Months
                                         Ended September    Nine Months Ended
                                               30,            September 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Numerator:
  Net loss............................. $(27,058) $(34,226) $(80,982) $(62,992)
  Accretion of redemption value and
   dividends on convertible preferred
   stock...............................      --       (369)      --     (1,846)
                                        --------  --------  --------  --------
  Net loss applicable to common
   stockholders........................ $(27,058) $(34,595) $(80,982) $(64,838)
                                        ========  ========  ========  ========
Denominator:
  Weighted average shares..............   82,065    52,903    78,769    31,421
                                        ========  ========  ========  ========
  Basic and diluted net loss per share
   applicable to common stockholders... $   (.33) $   (.65) $  (1.03) $  (2.06)
                                        ========  ========  ========  ========

   The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation was 15,832,996 and 11,108,403 at September 30, 2000 and 1999, respectively.

10. AOL AGREEMENT:

   In April 2000, the Company entered into a five-year marketing and distribution agreement with America Online, Inc. ("AOL"). In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At September 30, 2000, the Company has recorded $186.1 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of the Company's stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded will be recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit being shown as restricted cash on the balance sheet, that can be drawn upon by AOL in the event that the our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

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

   The Company received a request for information from the antitrust division of the U.S. Department of Justice. The request seeks information about the business of the Company as it relates to Internet realty sites in

                              HOMESTORE.COM, INC.

United States. The government has not alleged any violation of law, and the Company believes it has complied with all laws and regulations. The Company has responded to the request and intends to cooperate fully with the Department of Justice's request.

12. SUBSEQUENT EVENTS:

   In October 2000, the Company announced its intention to acquire Move.com, Inc. and Welcome Wagon International, Inc. (collectively the "Move.com Group") through two acquisitions. Under the terms of the Agreement and Plan of Reorganization, the Company will issue to Cendant Corporation, the sole stockholder of the Move.com Group, an aggregate of up to 25,142,654 shares of common stock. The shares include shares of the Company's common stock to be issued upon exercise of options to purchase shares of Move.com common stock assumed by the Company in the acquisitions and exclude shares to be issued upon exercise of stock options to be granted. The fair value of the common stock to be issued was determined based on the average price per share of the Company's common stock on the dates surrounding the announcement of the acquisitions while the fair value of the assumed options was determined based on the Black-Scholes Model. The acquisitions, preliminarily valued at approximately $804.3 million, will be accounted for as a purchase under generally accepted accounting principles. Consummation of the transaction is subject to certain customary closing conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR"). In connection with its review under the HSR, the department of Justice requested additional information and as of the date of this report is reviewing the acquisitions. Although no assurances can be given, the Company anticipates that the closing of these acquisitions will occur during the first quarter of 2001.

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

   Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. Through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the three months ended September 30, 1999 and the nine months ended September 30, 1999 has been presented to assist investors in evaluating our historical financial performance. A comparison of the historical results of operations of Homestore.com has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

   Acquisitions. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. In October 1999, we acquired all of the outstanding capital stock of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc., collectively HomeFair, for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock. Each of these acquisitions have been included in the pro forma results of operations as if it had occurred on January 1, 1999.

   We will seek to continue to expand our current offerings by acquiring additional businesses, technologies, product lines or service offerings from third parties. We may be unable to identify future acquisition targets and may be unable to complete future acquisitions. Even if we complete an acquisition, we may have difficulty in integrating it with our current offerings, and any acquired features, functions or services may not achieve market acceptance or enhance our brand loyalty. Integrating newly acquired organizations, products and services could be expensive, time consuming and a strain on our resources.

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

  . the reorganization of our holding company structure as previously described.

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                              ----------------------   -----------------------
                                 2000(1)     1999         2000(1)      1999
                              -----------  ---------   -----------  ----------
                              (unaudited)              (unaudited)
                                             (in thousands)
Pro Forma Consolidated
 Statement of Operations
 Data:
Revenues....................   $  62,203   $  20,651    $ 150,954   $   45,306
Cost of revenues (excluding
 non-cash equity charges,
 see note 2)................      16,188       6,342       40,033       16,216
                               ---------   ---------    ---------   ----------
Gross profit................      46,015      14,309      110,921       29,090
                               ---------   ---------    ---------   ----------
Operating expenses:
  Sales and marketing
   (excluding non-cash
   equity charges, see
   note 2)..................      30,141      21,252       90,366       55,972
  Product development
   (excluding non-cash
   equity charges, see note
   2).......................       4,329       2,025        9,767        5,025
  General and administrative
   (excluding non-cash
   equity charges, see note
   2).......................      16,784       7,551       39,458       19,577
  Amortization of intangible
   assets...................      12,128       7,166       31,455       21,202
  Stock-based charges.......      11,436       7,461       33,271       15,523
  In-process research and
   development..............       4,048         --         4,048          --
  Litigation settlement.....         --        8,406          --         8,406
                               ---------   ---------    ---------   ----------
    Total operating
     expenses...............      78,866      53,861      208,365      125,705
                               ---------   ---------    ---------   ----------
Loss from operations........     (32,851)    (39,552)     (97,444)     (96,615)
Interest and other income
 (expense), net.............       5,793        (271)      16,462       (3,410)
                               ---------   ---------    ---------   ----------
Net loss....................   $ (27,058)  $ (39,823)   $ (80,982)  $ (100,025)
                               =========   =========    =========   ==========
As a Percentage of Pro Forma
 Revenues:
Revenues....................         100%        100%         100%         100%
Cost of revenues............          26          31           27           36
                               ---------   ---------    ---------   ----------
Gross profit................          74          69           73           64
                               ---------   ---------    ---------   ----------
Operating expenses:
  Sales and marketing.......          48         103           60          124
  Product development.......           7          10            6           11
  General and
   administrative...........          27          37           26           43
  Amortization of intangible
   assets...................          20          35           21           47
  Stock-based charges.......          18          36           22           34
  In-process research and
   development..............           7         --             3          --
  Litigation settlement.....         --           40          --            18
                               ---------   ---------    ---------   ----------
  Total operating expenses..         127         261          138          277
                               ---------   ---------    ---------   ----------
Loss from operations........         (53)       (192)         (65)        (213)
Interest and other income
 (expense), net.............           9         (1)           11          (8)
                               ---------   ---------    ---------   ----------
Net loss....................         (44)%      (193)%        (54)%       (221)%
                               =========   =========    =========   ==========

--------
(1) The unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2000 reflect our actual operating results.

(2) Stock-based charges represent amortization of deferred charges recorded in connection with grants of stock options and warrants issued. The deferred charges represent the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of the options issued and the fair value of warrants issued and have been classified on the unaudited pro forma consolidated statements of operations as stock-based charges. The following chart summarizes the stock-based charges that have been excluded from the following captions for each of the periods presented (in thousands):

                                           Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------- -------------------
                                          2000      1999      2000      1999
                                       ---------- --------- --------- ---------
Cost of revenues...................... $      137 $     421 $     483 $   1,190
Sales and marketing...................     10,473     5,153    29,873     9,533
Product development...................        129       280       455       563
General and administrative............        697     1,607     2,460     4,237
                                       ---------- --------- --------- ---------
                                       $   11,436 $   7,461 $  33,271 $  15,523
                                       ========== ========= ========= =========

Pro Forma for the Three Months Ended September 30, 2000 and 1999

 Revenues

   Revenues increased to $62.2 million for the three months ended September 30, 2000 from pro forma revenues of $20.7 million for the three months ended September 30, 1999. Revenue from both professional subscriptions and advertising contributed to the overall revenue growth. Increase in subscription revenue, which was approximately 53% of our revenues, was primarily due to an increase in the number of professionals on the Homestore.com family of web sites and an increase in the average revenue per professional. At September 30, 2000, the number of professionals on our family of web sites increased to 131,000, which represented a 54% increase over the number of professionals at September 30, 1999. Advertising revenue increased as a result of an expansion in sponsorships and strategic alliances during the quarter. During the three months ended September 30, 2000, according to information published by Media Metrix, we had a monthly average of 4.2 million unique users, a 54% increase over the third quarter of 1999.

 Cost of Revenues

   Cost of revenues increased to $16.2 million for the three months ended September 30, 2000 from pro forma cost of revenues of $6.3 million for the three months ended September 30, 1999. The increase was primarily due to an overall increase in sales volume during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Increased salaries and hosting costs also contributed to the increase. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

   Gross margin for the quarter was 74%, up from a pro forma gross margin of 69% for the same quarter of 1999. We anticipate that our gross margin may decline slightly over the near term as we absorb planned technology investments to accommodate the increased traffic from the America Online ("AOL") House and Home Channel launched in late September 2000, as well as our recent acquisitions of technology businesses that have slightly lower margins than us at this stage of their development.

Operating Expenses

   Sales and marketing. Sales and marketing expenses increased to $30.1 million for the three months ended September 30, 2000 from pro forma sales and marketing expenses of $21.3 million for the three months ended September 30, 1999. The increase was primarily attributable to increased salaries and commissions. The increase was also due to online consumer marketing costs and advertising costs associated with our branding campaign during 2000, as well as increases in promotional material and trade show expenses.

   Product development. Product development expenses increased to $4.3 million for the three months ended September 30, 2000 from pro forma product development expenses of $2.0 million for the three months ended September 30, 1999. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites, as well as product development costs from our acquisitions of WyldFyre and Top Producer in 2000.

   General and administrative. General and administrative expenses increased to $16.8 million for the three months ended September 30, 2000 from pro forma general and administrative expenses of $7.6 million for the three months ended September 30, 1999. The increase was primarily due to increased professional fees, and staffing levels and related hiring costs required to support our continuing growth, expanded operations and infrastructure. The increase was also due to costs associated with the full quarter impact of our acquisitions of Top Producer, and The Hessel Group ("THG") as well as costs associated with the opening of our centralized customer care facility in Arizona and launch of several new initiatives including the AOL House and Home Channel. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our businesses but may decrease as a percentage of revenues as we continue to leverage our existing infrastructure.

   Amortization of intangible assets. Amortization of intangible assets was $12.1 million for the three months ended September 30, 2000 as compared to pro forma amortization of $7.2 million for the three months ended September 30, 1999. The increase in amortization was primarily the result of the acquisitions of WyldFyre in March 2000 and Top Producer in May 2000.

   In-process research and development. During March 2000, the Company acquired WyldFyre, which resulted in the write-off of purchased in-process research and development ("IPR&D") of $2.2 million. During May 2000, we acquired Top Producer, which resulted in the write-off of IPR&D of $1.8 million. The write off of IPR&D was a result of certain projects not reaching technological feasibility and having no alternative future uses. The fair value of the IPR&D for each of the acquisitions was determined using the income approach based on the percent complete method. The income approach included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

   Revenue estimates were developed based on: (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues, (iii) growth rates for the industry, (iv) the aggregate size of the industry,
(v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology.

   Operating expenses used in the valuation analysis of WyldFyre's and Top Producer's IPR&D included: cost of goods sold; selling, general and administrative expenses; and research and development expenses.

   In developing future expense estimates, an evaluation of both
Homestore.com's and acquired companies' overall business model, specific product results, including both historical and expected direct expense levels, as appropriate, and an assessment of general industry metrics, was conducted.

   The discount rate of 28% was used for both WyldFyre's and Top Producer's existing and in-process technologies. In the selection of the appropriate discount rate, consideration was given to (i) inherent risk and (ii) the expected growth of the in-process products.

   We believe the amounts determined for IPR&D are representative of fair value and do not exceed the amounts an independent party would pay for these projects. Failure to deliver new products to the market on a timely basis, or to achieve expected market acceptance or revenue and expense forecasts, could have a significant impact on the financial results and operations of the acquired businesses.

   The IPR&D was comprised of nine projects and amounted to $4.0 million of the total purchase price and was charged to expense during the three months ended September 30, 2000.

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

   Stock. In March 2000, we issued 1,085,271 shares of common stock valued for accounting purposes at approximately $70.0 million to BGI in connection with entering into a strategic alliance agreement. We are amortizing this amount ratably over the ten-year term of the agreement, resulting in a non-cash charge of $1.7 million for the three months ended September 30, 2000.

   Warrants. During the third and fourth quarters of 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million, which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $682,000 for the three months ended September 30, 2000.

   In August 1999, we issued Norwest Mortgage a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million, which is being recognized over two years. The non-cash charge for this warrant totaled approximately $435,000 for the three months ended September 30, 2000.

   In February 2000, we issued warrants to purchase up to 470,089 shares of common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million, which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $1.8 million for the three months ended September 30, 2000.

   In March 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $1.2 million for the three months ended September 30, 2000.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net consists primarily of earnings on our cash and cash equivalents, net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise of America, Ltd. and MultiSearch Solutions, Inc. for the three months ended September 30, 1999. Interest and other income increased to $5.8 million for the three months ended September 30, 2000 from pro forma interest and other expense of $271,000 for the three months ended September 30, 1999. The increase was primarily due to interest income earned on higher average cash balances as a result of our initial and secondary public offering proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended September 30, 2000 and 1999. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Pro Forma for the Nine Months Ended September 30, 2000 and 1999

 Revenues

   Revenues increased to $151.0 million for the nine months ended September 30, 2000 from pro forma revenues of $45.3 million for the nine months ended September 30, 1999. Revenue from both professional subscriptions and advertising, as well as web site development fees, contributed to the overall growth in revenue. Increase in subscription revenue, which was approximately 55% of our revenues, was primarily due to an increase in the number of professionals on the Homestore.com family of web sites and an increase in the average revenue per professional. At September 30, 2000, the number of professionals on our family of web sites increased to 131,000, which represented a 54% increase over the number of professionals at September 30, 1999. Advertising revenue increased as a result of an expansion in sponsorships and strategic alliances during the nine months ended September 30, 2000.

 Cost of Revenues

   Cost of revenues increased to $40.0 million for the nine months ended September 30, 2000 from pro forma cost of revenues of $16.2 million for the nine months ended September 30, 1999. The increase was primarily due to our overall increase in sales volume, increased salaries, and hosting costs during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

   Gross margin for the quarter was 73%, up from a pro forma gross margin of 64% for the same period in 1999. We anticipate that our gross margin may decline slightly over the near term as we absorb planned technology investments to accommodate the increased traffic from the AOL House and Home Channel launched in late September 2000, as well as our recent acquisitions of technology businesses that have slightly lower margins than us at this stage of their development.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses increased to $90.4 million for the nine months ended September 30, 2000 from pro forma sales and marketing expenses of $56.0 million for the nine months ended September 30, 1999. The increase was attributable to an increase in costs associated with Internet portal distribution, and marketing and listing agreements entered into during the third and fourth quarter of 1999. The increase was also due to increased salaries and commissions. Increases in advertising for our branding campaign, promotional material, and trade show expenses during the nine months ended September 30, 2000 also contributed to the increase.

   Product development. Product development expenses increased to $9.8 million for the nine months ended September 30, 2000 from pro forma product development expenses of $5.0 million for the nine months ended September 30, 1999. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites and the integration of our acquisitions into our family of web sites, as well as product development costs from our acquisitions of WyldFyre and Top Producer in 2000.

   General and administrative. General and administrative expenses increased to $39.5 million for the nine months ended September 30, 2000 from pro forma general and administrative expenses of $19.6 million for the nine months ended September 30, 1999. The increase was primarily due to hiring of key management personnel and increased staffing levels and related hiring costs, and professional fees required to support our growth, expanded operations and infrastructure as a public company. The increase was also due to costs associated with our acquisitions of WyldFyre, Top Producer and THG in 2000, as well as costs associated with our corporate office and the opening of our centralized customer care facility in Arizona and launch of several new initiatives including the AOL House and Home Channel.

   Amortization of intangible assets. Amortization of intangible assets was $31.5 million for the nine months ended September 30, 2000 as compared to pro forma amortization of $21.2 million for the nine months ended September 30, 1999. The increase in amortization was primarily the result of the acquisitions of Homefair in October 1999, WyldFyre in March 2000, Top Producer in May 2000 and THG in September 2000.

   In-process research and development. During March 2000, we acquired WyldFyre, which resulted in the write-off of IPR&D of $2.2 million. During May 2000, we acquired Top Producer, which resulted in the write-off of IPR&D of $1.8 million. The fair value of the IPR&D for each of the acquisitions was determined using the income approach. The income approach included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates.

   The IPR&D was comprised of nine projects and amounted to $4.0 million of the total purchase price and was charged to expense during the nine months ended September 30, 2000.

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

   Stock. In March 2000, we issued 1,085,271 shares of common stock valued for accounting purposes at approximately $70.0 million to BGI in connection with entering into a strategic alliance agreement. We are amortizing this amount ratably over the ten-year term of the agreement, resulting in a non-cash charge of $4.1 million for the nine months ended September 30, 2000.

   Warrants. During the third and fourth quarters of 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. The non-cash charge for these warrants totaled approximately $3.6 million for the nine months ended September 30, 2000.

   In August 1999, we issued Norwest Mortgage a warrant to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. This warrant is fully vested, non-forfeitable and is immediately exercisable. We incurred a charge of approximately $3.5 million, which is being recognized over two years. The non-cash charge for this warrant totaled approximately $1.3 million for the nine months ended September 30, 2000.

   In February 2000, we issued warrants to purchase up to 470,089 shares of common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million, which is being recognized as expense over three years. The non-cash charge for these warrants totaled approximately $4.9 million for the nine months ended September 30, 2000.

   In March 2000, we issued a warrant to purchase 400,000 shares of common stock at an exercise price of $35.63 per share to GMAC Mortgage Corporation. The warrant issued is fully vested, non-forfeitable and immediately exercisable. The non-cash charge for the warrant totaled approximately $5.0 million and is being recognized as expense over one year. The non-cash charge for the warrant totaled approximately $2.9 million for the nine months ended September 30, 2000.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net consists primarily of earnings on our cash and cash equivalents, net of imputed interest expense on the notes payable issued in connection with our acquisitions of The Enterprise of America, Ltd. and MultiSearch Solutions, Inc. for the nine months ended September 30, 1999, and interest expense incurred on the note payable issued in connection with our HomeFair acquisition for the nine months ended September 30, 2000. Interest and other income increased to $16.5 million for the nine months ended September 30, 2000 from pro forma interest and other expense of $3.4 million for the nine months ended September 30, 1999. The increase was primarily due to interest income earned on higher average cash balances as a result of our initial and secondary offering proceeds.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 2000 and 1999. As of December 31, 1999, we had $116.7 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

 Liquidity and Capital Resources

   At September 30, 2000, we had $373.0 million in cash and cash equivalents, restricted cash and short-term investments as compared to $90.4 million at December 31, 1999.

   Net cash used in operating activities was $37.9 million for the nine months ended September 30, 2000 and $34.7 million in the nine months ended September 30, 1999. Net cash used in operating activities in each of these periods was primarily the result of net operating losses, including payments required to be made relating to our Internet portal distribution, and marketing and listing agreements. These operating cash outflows were partially offset by increases in accounts payable, accrued liabilities and deferred revenues.

   Net cash used in investing activities was $213.5 million for the nine months ended September 30, 2000, compared to net cash provided of $7.3 million in the nine months ended September 30, 1999. During the nine months ended September 30, 2000, our investing activities consisted of acquisitions, investments and purchases of property and equipment and short-term investment funds. We acquired New List Corporation, certain publication businesses from Haas Publishing Companies, Inc., Top Producer and THG for approximately
$39.5 million in cash. In addition, we invested in non-consolidated entities for an aggregate $30.9 million in cash. Capital expenditures for property and equipment totaled $28.1 million for the nine months ended September 30, 2000 and $2.9 million for the nine months ended September 30, 1999. The increase was primarily attributed to the expansion of existing facilities. During the nine months ended September 30, 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement. We purchased $115.0 million of short-term investment funds during the nine months ended September 30, 2000.

   Net cash provided by financing activities was $329.4 million for the nine months ended September 30, 2000 compared to $158.6 million in the comparable prior year period. The increase in cash was provided primarily from net proceeds from our secondary public offering. In January 2000, we completed a secondary public offering in which we sold 4,073,139 shares of our common stock at a price of $110.00 per share, raising approximately $428.9 million after deducting underwriting discounts and commissions and offering expenses. In addition, we received approximately $19.3 million from the exercise of options and warrants during the nine months ended September 30, 2000.

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

   In April 2000, we entered into a five-year marketing and distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At September 30, 2000, we recorded $186.1 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded, will be recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit being shown as restricted cash on the balance sheet, that can be drawn upon by AOL in the event that the our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

Recent Accounting Pronouncements

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we believe the impact of adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will implement SFAS No. 133 in the first quarter of fiscal 2001.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Subsequent to the issuance of SAB 101, the SEC issued Staff Accounting Bulletin 101A ("SAB 101A"), which delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequent to the issuance of SAB 101A, the SEC issued Staff Accounting Bulletin 101B ("SAB 101B"), which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal year beginning after December 15, 1999. We have evaluated the provisions of SAB 101 and we believe it will not have a material impact on our financial position, results of operations or cash flows.

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

   We have experienced operating losses in each quarterly and annual period since 1993, and we incurred operating losses of $32.9 million for the three months ended September 30, 2000 and $97.4 million for the nine months ended September 30, 2000. On a pro forma basis we incurred operating losses of $39.6 million for the three months ended September 30, 1999 and $96.6 million for the nine months ended September 30, 1999. As of September 30, 2000, we had an accumulated deficit of $236.7 million, and we may continue to incur net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of September 30, 2000, we had approximately $493.0 million of deferred stock-based charges, intangible assets and other liabilities to be amortized.

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

  . We must continue to obtain listings from real estate agents, brokers, homebuilders, Multiple Listing Services and property owners.

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

  . The market for web-based advertising products and services relating to real estate is intensely competitive.

   Our main existing and potential competitors for real estate professionals and service providers, home buyers, homeowners, sellers and renters and related content include:

  . web sites offering real estate listings together with other related services, such as Apartments.com, iOwn, Microsoft's HomeAdvisor, NewHomeNetwork.com;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Homestore.com currently does not hold any derivative instruments and does not engage in hedging activities. Also, Homestore.com currently does not hold any variable interest rate debt or lines of credit, and currently does not enter into any material transactions denominated in a foreign currency. Thus, Homestore.com's exposure to interest rate and foreign exchange fluctuations is minimal.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 11--Commitments and Contingencies, and Note 12--Subsequent Events, in Part I.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On June 27, 2000, the Company issued a warrant, with a term of 5 years and 3 months, to American Society of Home Inspectors to purchase up to 7,000 shares of Common Stock at an exercise price of $25.87 per share and was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed herewith:

   (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000
                                          Homestore.com, Inc


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