Form 10-K
period 2000-12-31
HOMESTORE COM INC
filed 2001-04-02
CIK 1085770

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

                  For the fiscal year ended December 31, 2000

                               ----------------

                              HOMESTORE.COM, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                        000-26659                      95-4438337
  (State or Other Jurisdiction
               of                          (Commission                  (I.R.S. Employer
 Incorporation or Organization)            File Number)               Identification No.)

                           30700 Russell Ranch Road
                      Westlake Village, California 91362
                                (805) 557-2300
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

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

   Aggregate market value of voting stock held by non-
    affiliates of the registrant as of February 28, 2001......  $2,050,176,207
   Number of shares of common stock outstanding as of February
    28, 2001..................................................     106,971,997

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 10, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Homestore.com, Inc.

                                   Form 10-K

                  For the Fiscal Year Ended December 31, 2000

                                     Index

                                                                                                  Page
                                                                                                  ----
PART I

Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................  25

Item 3.   Legal Proceedings......................................................................  25

Item 4.   Submission of Matters to a Vote of Security Holders....................................  25

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  26

Item 6.   Selected Financial Data................................................................  27

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  41

Item 8.   Financial Statements and Supplementary Data............................................  42

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  93

PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  93

Item 11.  Executive Compensation.................................................................  93

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  93

Item 13.  Certain Relationships and Related Transactions.........................................  93

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.......................  99

SIGNATURES......................................................................................  102

                                    PART I

ITEM 1. BUSINESS

  This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue"and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained in this Item 1 and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

  Homestore.com, Inc., or Homestore.com or Homestore, has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our family of web sites, Homestore provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R), or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry(R), or NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders and agents. We also have distribution agreements with a number of leading Internet portal web sites.

  Homestore.com(TM), REALTOR.com(R), HomeBuilder.com(TM),
SpringStreet.com(TM), Move.com(TM), Rent Net(TM), and iMove.com(TM) are our trademarks or are exclusively licensed to us. This Form 10-K contains trademarks of other companies and organizations. "REALTOR(R)" is a registered collective membership mark which may be used only by real estate professionals who are members of the NAR and subscribe to its code of ethics.

  We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. See also the overview described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further background on our history.

 The Real Estate Industry

  The home and real estate industry accounts for approximately 15% of the gross domestic product of the United States and is therefore one of the largest sectors of the economy. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, relocation, remodeling home product purchases and new construction of homes and represents approximately $1.9 trillion per year.

 The Residential Real Estate Market

  Buying a home is the largest financial decision, and represents one of the most difficult and complex processes, most consumers will ever undertake. The process of finding a home begins a lifelong cycle which most consumers will move through once every seven to eleven years. This cycle tracks major life events such as employment, marriage, children and retirement.

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

  Find a Home. The following real estate professionals and organizations assist consumers in finding a property:

  . Real Estate Agents. Real estate agents are independent contractors that are licensed to negotiate and transact the sale of real estate on behalf of prospective buyers and sellers. The Association of Real Estate License Law Officials estimates the number of individuals certified to practice real estate is approximately 2.0 million. Consumers spend in excess of $50 billion annually for assistance with the finding, buying and selling of residential property.

  . Real Estate Brokers. Real estate brokers are paid a commission to bring buyers and sellers together and assist in negotiating contracts. Real estate brokers often have their own independent offices and may employ other licensed real estate agents. There are over 140,000 real estate brokers in the United States.

  . Residential Franchisers. There are six major residential franchisers in the United States: Century 21, Coldwell Banker and ERA, which collectively comprise the Cendant franchise; RE/MAX; Prudential; and GMAC Home Services. These franchisers together represent thousands of independently owned and operated real estate offices and hundreds of thousands of real estate professionals in the United States.

  . Multiple Listing Services. MLSs operate proprietary networks that provide real estate professionals with listings of properties for sale, and are regulated by a governing body of local brokers and/or agents. There are approximately 800 MLSs nationwide that aggregate local property listings by geographic location.

  . National Association of REALTORS(R). The NAR is the largest trade association in the United States that represents real estate professionals. The NAR consists of residential and commercial REALTORS(R), including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. The NAR has approximately 758,000 members.

  Build a Home. In addition to the real estate professionals and organizations involved in finding a home, the new home market is also served by a large group of dedicated professionals including:

  . Home Builders. New homes are built primarily by a limited number of national home builders and a much larger number of local volume and custom builders. In 2000, over 900,000 new homes were sold, generating over $184 billion in sales.

  . National Association of Home Builders. The NAHB is the second largest real estate trade association in the United States. As of December 31, 2000, the NAHB's members included approximately 203,000 firms. Approximately one-third of the NAHB's members are home builders and/or remodelers, and the remainder work in closely related fields within the residential real estate industry, such as mortgage, finance, building products, and building services including subcontractors.

  . Manufactured Housing Institute. The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2000, the MHI and its affiliated state associations had approximately 15,000 members.

  . Architects. The AIA is a professional organization for more than 63,000 architects and allied professionals.

  Rent a Home. Today, over 33 million households in the United States reside in rental housing. In addition to real estate agents and brokers who assist in the leasing of residential rental units, professionals serving this segment of the market include the following:

  . Property Owners. Property owners include owners of individual apartment units, multi-family apartment complexes, individual single family rental homes or other residential rental properties. Property owners may lease and operate their rental properties themselves or outsource those functions to other real estate professionals, such as property managers. The residential rental ownership market is highly fragmented, with the 50 largest owners of multi-family apartment complexes owning approximately 16% of all apartment rental units in the United States.

  . Property Managers. Property managers are typically responsible for leasing available rental units, collecting rents, and maintaining the property. Property managers typically manage a number of apartment complexes, and will employ third party leasing agents to assist them with the leasing function. The property manager market is also highly fragmented, with the 50 largest property managers, many of whom also own their properties, managing approximately 15% of all apartment rental units in the United States.

  Buy and Sell a Home. Because of the complexity and size of the purchase or sale transaction, consumers buying or selling a home typically rely upon a series of professionals, including real estate agents and ancillary service providers, such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services, such as mortgages, title insurance, credit reports, appraisals and inspections, that generated in excess of $95 billion in transactional fees in 1999.

  Move. Every time consumers buy, sell or rent a home, they need assistance with various relocation related services, such as insurance and moving supplies and services. We estimate that consumers spend over $12 billion each year for home and apartment moves including moving services and related product purchases. In addition, real estate transactions often lead to significant lifestyle changes for consumers, including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships. As a result, consumers need information about the wide range of available product and service alternatives relating to all aspects of their relocation.

  Maintain and Improve a Home. Ownership represents the longest portion of the home and real estate life cycle. Homeowners purchase a large number of household and home related products including furniture, appliances, hardware and supplies. During this phase of the home life cycle, homeowners also require a number of ancillary services relating to such activities as home maintenance and repairs, refinancing, remodeling and landscaping. Each year, approximately 25 million homeowners undertake some type of home improvement project. As a result, many homeowners seek sources of information to assist them in locating providers of these products and services.

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

  Home Builders. Home building and real estate professionals who focus on new homes and new home developments also depend on attracting and retaining customers in order to sell new properties in a timely manner. However, home builders have not developed an infrastructure similar to an MLS to aggregate, update and share data regarding available inventory. Nor do they have the infrastructure to communicate this information to potential buyers. As a result, home building and real estate professionals continue to seek new ways to market their products and services and inform prospective home buyers of the availability of new properties as well as become more productive and compete more effectively for customers.

  Renters, Property Managers and Owners. To make an informed decision, renters need access to comprehensive information about available rental units, specific neighborhoods and rental prices in a given geographic location. Because of the high turnover rate in rental units, property managers and owners must regularly attract new tenants to minimize their vacancy rates. The rental market has not developed a central repository for comprehensive listings accessible by potential renters nationwide and property managers and owners are continuously seeking to market their available units in a cost-effective manner, become more productive and compete more effectively for customers.

  Contractors and Home Improvement Specialists. Similar to home buyers, consumers who desire to remodel or improve their homes require information and decision making tools that enable them to feel confident the work will be done. They need access to comprehensive information about different remodeling options and the related costs, as well as help in finding specialists to provide the needed services. Contractors and home improvement specialists seek to provide guidance and quality work, ideally leading to a long-term relationship with the homeowner. These contractors and specialists would benefit from a centralized location where they could market their offerings to a targeted group of consumers who are actively engaged in searching for the types of services they offer.

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

 The Internet and the Home

  The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Because of its size, fragmented nature and reliance on the exchange of information, the home services and residential real estate industry is particularly well suited to benefit from the Internet. The real estate industry currently spends $6 billion a year on lead generating products. Traditional sources of lead generation, including classifieds, print media and other off-line sources, are not interactive and are limited by data that is sometimes incomplete or inaccurate, that is local in scope and is typically disseminated on a weekly basis. These traditional sources also lack content that can be searched based on specified terms, a centralized database of information and the ability to conduct two-way communications. The Internet offers a compelling means for consumers, real estate professionals, homebuilders, renters, property managers and owners and ancillary service providers to come together to improve the dissemination of information and enhance communications.

 Homestore.com

  We are pioneering the use of the Internet to bring the home services and real estate industry online as well as enabling real estate industry participants to benefit from the Internet. We currently operate the most frequently visited home and real estate-focused family of web sites, including Homestore.com, REALTOR.com(R), HomeBuilder.com, SpringStreet.com, Remodel.com and Homefair.com, based on the number of our users, the time users spend on our web sites and the number of listings. Our family of web sites allows searches of information that previously had never been compiled as comprehensively in a single location.

  Comprehensive Source of Real Estate Listings. Our family of web sites provides the most comprehensive source of real estate listings on the web. As of December 31, 2000, we had approximately 1.5 million homes listed for sale in our REALTOR.com(R) web site and we aggregated information on over 130,000 new homes for sale and planned developments throughout the United States on our HomeBuilder.com web site. We also provide comprehensive rental property related listing information through our SpringStreet.com web site, which included listings for over 45,000 properties as of December 31, 2000.

  Key Industry Relationships. We have a number of relationships with key real estate industry participants. Under our agreements with the NAR, the NAHB and the MHI, we operate their official web sites and we receive preferential promotion in their marketing activities. We also have content relationships under which parties have given us the right to display their property listings on our web sites for a period of time with approximately 62 of the 200 largest brokers in the United States through our Broker Gold program, nine of the ten largest home builders in the United States, each of the six largest real estate franchises and over 770 of the approximately 800 MLSs in the United States. In addition, we are the only site endorsed by the remodeling industry's two leading professional organizations, the NAHB Remodelors Council and the NARI, together representing more than 100,000 contractors and home improvement specialists. Our close working relationships with these organizations allow us to keep pace with the complicated and evolving real estate industry.

  In order to draw traffic to our web sites, we have established alliances with America Online, Inc., or AOL, and Budget Group, Inc., or BGI. In April 2000, we established a new home-related channel on AOL that provides AOL's 22 million members an online area to find home-related information, tools and services. We have become the exclusive national provider of professional home and moving services across AOL, AOL.COM, CompuServe, Netscape Netcenter and Digital City. We also have an alliance with BGI in which we will be featured in BGI's national yellow page advertising, print, television and radio advertising, and in-store promotions. In addition, our logo will be placed on the back and side of BGI and Ryder trucks.

  In connection with the acquisition of the Move.com Group from Cendant, Cendant has agreed to provide us with a 40-year exclusive license to use the listings from their franchises, which includes Century 21, Coldwell Banker and ERA. They have also agreed to perform marketing services, exclusively use and endorse our eRealtor transaction platforms and purchase some of our media and technology products.

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

  Enable Industry Professionals to Benefit from the Internet. Our subscription products allow real estate professionals and home service providers to utilize the Internet to expand and grow their customer base. We design and maintain personal home pages for real estate professionals and home service providers. Real estate professionals can also have their listings displayed with detailed information about a property and can have links from their real estate listings to their personal home page. Through the reach of our family of web sites, real estate professionals can significantly increase their visibility among prospective buyers and sellers, especially those outside of their region. In addition, we believe buyers and sellers that have used Homestore.com to research their real estate transaction are more likely to reach an informed purchase or sale decision in a shorter period of time. Similarly, we offer home services providers their own personal web pages promoting their services to a targeted audience. We also offer technology products designed to help the real estate professional manage mission critical applications such as contact management and content management.

  Provide Attractive Demographic for Advertisers and Service Providers. Our family of web sites draws an attractive national target audience for advertisers and providers of home-related products and services. Because we attract consumers interested in real estate near the time of a transaction, we provide businesses with an efficient way to find and communicate with potential customers. In addition, our audience tends to use our family of web sites for extended periods of time. Nielsen/NetRating reported that 153.2 million total minutes were spent on Homestore.com web sites in February 2001. Nielsen/NetRatings also noted that, including the URLs for Move.com and Rent.net acquired in February 2001, the Homestore.com family of web sites rank among the most trafficked Internet sites in the United States--21st overall in page views and 35th overall in unique users.

  Our Business Model Provides Multiple Revenue Opportunities. Our business model is designed to support continued growth in the utilization of the Internet as a tool for all phases of the home and real estate life cycle. We currently generate revenues from selling our subscription and advertising products and services to a number of different types of real estate industry participants, including agents and brokers, home builders, rental property owners and other home service and product providers.

Products and Services

  We offer a suite of tools and information for both consumers and home service professionals throughout the home life-cycle of finding, financing, moving, decorating, maintaining, remodeling and selling homes. We generate the majority of our revenue today from our subscription products consisting of online media and technology solutions for home and real estate professionals. The balance of our revenues come from advertising sold on our web sites. Our web sites are organized into 10 categories: existing homes for sale, newly constructed homes, apartments and rentals, finance and insurance, moving, home improvement, decorating, lawn and garden, appliances and electronics and shopping for the home.

 Existing Homes by REALTOR.com(R)

 Consumer Products

  Existing Homes, marketed under the REALTOR.com(R) brand, seeks to help home consumers by offering them a comprehensive suite of services for all aspects of the real estate transaction. REALTOR.com(R) includes information for both buyers and sellers including a directory of over 750,000 real estate professionals to help them through the process. For buyers, there is a searchable database of approximately 1.5 million existing homes for sale. We have content arrangements with over 770 of the approximately 800 Multiple Listing Services across the U.S. to provide the listings of residential homes. Our property listings typically provide information that is significantly more detailed and timely than that included in alternative media channels, such as newspaper classified advertisements. In addition, we offer information and tools regarding mortgages, home affordability, the offer process, applying for a loan, closing the purchase and planning the move. For sellers, there are tools and information about setting the price of their home, preparing the home, listing and advertising the home and making the sale.

 Professional Products

  For real estate professionals, we offer a suite of media and technology products designed to help them market themselves to home buyers and sellers, as well as business solutions that enable them to manage and transact their business online.

  i-Lead. i-Lead, our primary offering for the REALTOR(R), is a personalizable multi-page web site that links a REALTOR's(R) professional biography and their inventory of listings to their web page. This product is sold mostly on an annual subscription basis and can vary in price based on the features selected for the REALTOR's(R) web site.

  i-Lead Office. i-Lead Office is targeted to individual real estate brokerage offices. i-Lead Office provides real estate brokers the opportunity to have their entire inventory of real estate properties linked to the office's personalizable web site, whether or not their agents purchase our i-Lead product. The agents of the broker are listed on its web page with i-Lead subscribers receiving placement above those who do not use i-Lead. An embedded link to an office's web address is also available as an upgrade to i-Lead Office users, as well as the display of their office logo on every one of their listings for the entire year. i-Lead Office subscribers are also listed in our Yellow Pages Directory of REALTORS(R). This product is sold mostly on an annual subscription basis.

  One Place. One Place integrates i-Lead Office with an interactive voice response system, linked to a pager network. With One Place, REALTORS(R) are immediately paged when a potential home buyer or seller inquires about a specific house. In addition, if the buyer sees the telephone number on the "for sale" sign posted in front of the property and calls the interactive voice response system, the REALTOR(R) is also paged. The pager message includes a display of the caller's telephone number and specific property information, which allows the REALTOR(R) to respond instantaneously and knowledgeably to interested consumers.

  Online Business Solutions. We also offer a growing number of technological business solutions for real estate professionals such as our Top Producer product line of contact management software, our WyldFyre listings management software and our Hessel corporate relocation tools and software. We are currently in the process of linking these tools together with our i-Lead product to create an integrated solution for professionals to help them through all stages of their relationship with consumers.

 New Homes

 Consumer Products

  Our new homes tab, marketed under our HomeBuilder.com brand, provides builder and realtor information, generated from a nationwide listing of builders' models, newly built homes and housing plans on new homes (over 130,000 at December 31, 2000), subdivisions and developments across the U.S. Homebuyers can browse free of charge, through our databases under three types of search queries, new homes, builders and manufactured homes. In addition to these searches, we also provide mapping, community profiles and the ability to send a builder detailed requests via electronic mail or facsimile for information on each property.

 Professional Products

  Our primary product offering to builders is a subscription product in which we collect, store and display builder's information and train the builders' salespersons how to respond to sales leads generated from the Internet. This product is sold on a monthly or annual basis, and includes such features as periodic updating of the builder's inventory, input and display of floor plans, elevations, photos and virtual tours, as well as direct links to the builders' web sites and lead generation management.

 Apartments and Rentals

 Consumer Products

  Our Apartment and Rentals tab, marketed under our SpringStreet.com brand, provides consumers interested in renting a home or apartment with comprehensive search and relocation services. Searches stem from a comprehensive database (more than 45,000 properties, including multi-family apartment complexes and single family home, at December 31, 2000) located in over 6,000 cities nationwide. With the acquisition of the Move.com Group, we added Rent.net which augments our services and capabilities in the online apartments and rentals category. We also have an information resource center that includes information relating to moving services, renter's insurance, furnishings and local content and statistics about a user's new neighborhood. In addition, users can build and develop personalized moving checklists on our web site and receive reminders from us by electronic mail as each item on the checklist is triggered over time.

 Professional Products

  Our primary product offering to property owners who operate their own rental properties and to rental property managers is a monthly subscription product in which we offer enhanced features to owners and managers relating to their property listing. These features include items such as photos, detailed unit descriptions, driving directions, lead generation from electronic mail and detailed monthly reports of web page and lead activity, as well as a link to their web site.

 Finance and Insurance

 Consumer Products

  Under the Finance and Insurance tab, consumers can find information and decision making tools about financial needs for the home. There are tools and calculators to help consumers with common questions about mortgages, loans and credit, insurance, legal matters, investing and taxes.

 Professional Products

  Our primary product under the finance tab is a subscription product for lenders in which we offer them a marketing presence with a customized web page that can be individualized to show items such as information about the lender, pre-approval process for that lender, current rates or an email contact option.

 Moving

 Consumer Products

  Our Moving tab offers comprehensive content and services for people moving to a new home or relocating to another community. These resources provide potential movers with interactive tools and calculators, reports from proprietary databases, and other resources necessary for making moving decisions, such as salary calculators, school reports, neighborhood information and a full service off-line customer support center that provides individual relocation assistance.

 Professional Products

  Currently, our primary product offerings to moving professionals are in-depth reports compiled from proprietary research databases. The City Reports detail demographic, crime and lifestyle information on over 1,300 U.S. cities. The School Report(TM) provides in-depth information on over 85,000 public schools. We also formed iMove.com, Inc., or iMove, with industry partners to create technology for the van line moving industry that will enable online estimating and reservations.

 Home Improvement

 Consumer Products

  Our Home Improvement tab is a comprehensive online resource for all remodeling, home improvement and home maintenance needs designed for consumers seeking qualified professionals as well as do-it-yourself information. Features on the tab include information to help in the planning and budgeting phase of remodeling projects, calculators, a virtual room designer function to picture options, and do-it-yourself guides.

 Professional Products

  Our primary product for home improvement professionals is a subscription product in which we offer them a marketing presence with a customized web page that can be individualized to display items such as information about their experience, a showcase of previous projects they have completed, their specialties and an electronic mail option.

 Decorating

 Consumer Products

  Our Decorating tab is an online resource for consumers seeking ideas and information about decorating their homes. Features on the tab include information to help in planning, budgeting and visualizing options as well as advice and a directory of decoration professionals.

 Professional Products

  Our primary product for home decoration professionals is a subscription product in which we offer them a marketing presence with a customized web page that can be individualized to show such things as information about their experience, a showcase of previous projects they have completed, their specialties and an electronic mail option.

 Lawn and Garden

 Consumer Products

  Our Lawn and Garden tab is an online resource for consumers seeking ideas and information about their lawns and gardens. Features on the tab include information to help in growing essentials, budgeting and planning of landscape options as well as advice and a directory of landscaping professionals.

 Professional Products

  Our primary product for landscapers is a subscription product in which we offer them a marketing presence with a customized web page that can be individualized to display items such as information about their experience, a showcase of previous projects they have completed, their specialties and an electronic mail option.

 Appliances and Electronics

 Consumer Products

  Our Appliances and Electronics tab is an online resource for consumers seeking ideas and information about home appliances and electronic products. Features on the tab include information on automation products, entertainment options, personal computers and home office needs as well as a directory of home technology and electrical professionals.

 Professional Products

  Our primary product offering to electrical and home technology professionals is a subscription product in which we offer them a marketing presence with a customized web page that can be individualized to display items such as information about their experience, their specialties and an electronic mail option.

 Shopping

 Consumer Products

  Our Shopping tab is an online resource for consumers seeking to purchase products for their home online. Products on the tab are organized into the following categories: appliances, bed and bath, cooking and dining, electronics, furniture, home decor, home improvement, home office, lawn and garden, and security and automation.

 Professional Products

  We offer professionals the ability under the Shopping tab to market their products on our network and close the sale online for a fee.

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

  Our current development activities relate to improving the functionality and performance of our family of web sites and the creation of new online application solutions for home and real estate professionals. We are also currently developing two transaction platforms, eRealtor.com, designed to help real estate professionals manage the real estate transaction online and iMove, designed to offer online quoting and reservations for moving vans. Future delays or unforeseen problems in these development efforts could delay the introduction of new products, services or features on our family of web sites.

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

Infrastructure and Technology

  Our family of web sites is designed to provide fast, secure and reliable, high-quality access to our services, while minimizing the capital investment needed for our computer systems. Our systems supporting our family of web sites must accommodate a high volume of user traffic, store a large amount of listings and other related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in these could strain the capacity of our computers, causing slower response times or outages. We intend to pursue the development of a duplicate web site for each of our web sites' server computers to be located at a third party service provider in order to help insure maximum disaster recovery and business continuity. We host our Homestore.com, REALTOR.com(R) and Remodel.com web sites in Thousand Oaks, California and custom broker web pages in our Milwaukee, Wisconsin facility. The SpringStreet.com(R) servers are located in San Jose, California and our Homefair.com servers are located in Phoenix, Arizona. Because substantially all of our computer and communications hardware for each of our web sites is located at one location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and similar events. You should read the risk factors on pages 24 and 25 which more fully describe risks relating to our computer infrastructure and technology.

Competition

  We believe that the principal competitive factors in attracting consumers to our family of web sites are:

  . the total number of listings and the number of listings for the consumer's specific geographic area of interest available on our web sites;

  . the parties with which we have listing, marketing or distribution relationships;

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

  . our relationships with, and support for our services by, the NAR, MLSs, the NAHB, the NAHB Remodelors Council, the NARI, the AIA and the MHI; and

  . our relationships and national contracts with the major home builders and rental property owners and managers in the United States.

  Our main existing and potential competitors for real estate professionals and service providers, home buyers, homeowners, sellers and renters and related content include:

  . web sites offering real estate listings together with other related services;

  . web sites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

  .  web sites offering real estate improvement content and services;

  .  web sites offering moving and relocation;

  . general purpose consumer web sites that also offer real estate-related content; and

  .  traditional print media such as newspapers and magazines.

  Our main existing and potential competitors for advertisements may include:

  .  general purpose consumer web;

  . general purpose online services that may compete for advertising dollars;

  .  online ventures of traditional media; and

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

  The REALTOR.com(R) domain name and the REALTOR(R) trademark are licensed to us by the NAR. If we were to lose the use of such trademark or the "REALTOR.com(R)" domain name, our business would suffer, and we would need to devote substantial resources towards developing an independent brand identity.

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

Employees

  As of December 31, 2000, we had approximately 2,000 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and none of our employees is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and key technical personnel. None of our key personnel are bound by employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical locations is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

                                 RISK FACTORS

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

Risks Related to our Business:

  Our agreement with the National Association of REALTORS(R) could be terminated by it.

  The REALTOR.com(R) trademark and web site address and the REALTOR(R) trademark are owned by the NAR. The NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com(R) web site under an operating agreement with the NAR.

  Although the REALTOR.com(R) operating agreement is a lifetime agreement, the NAR may terminate it for a variety of reasons. These include:

  .  the acquisition of Homestore.com or RealSelect;

  . a substantial decrease in the number of property listings on our REALTOR.com(R) site; and

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

  . we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com(R) web site;

  . the NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

  . we must meet performance standards relating to the availability time of the REALTOR.com(R) web site;

  . the NAR has the right to review, approve and request changes to the content on the pages of our REALTOR.com(R) web site; and

  . we may be restricted in our ability to create additional web sites or pursue other lines of business that engage in displaying real property advertisements in electronic form by the terms of our agreements with the NAR.

  In addition, our operating agreement with the NAR contains restrictions on how we can operate the REALTOR.com(R) web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by the NAR. In addition, the NAR can require us to include on REALTOR.com(R) real estate related content it has developed. See "Certain Relationships and Related Transactions--Operating Agreement with the National Association of REALTORS(R)."

  If our operating agreement for REALTOR.com(R) terminates, the NAR would be able to operate the REALTOR.com(R) web site.

  If our operating agreement terminates, we must transfer a copy of the software that operates the REALTOR.com(R) web site and assign our agreements with data content providers, such as real estate brokers or MLSs, to the NAR. The NAR would then be able to operate the REALTOR.com(R) web site itself or with a third party. Many of these data content agreements are exclusive, and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods lapse.

  We are subject to noncompetition provisions with the NAR which could adversely affect our business.

  We were required to obtain the consent of the NAR prior to our acquisition of SpringStreet, Move.com and operation of HomeBuilder.com web sites. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of the NAR. Any future consents from the NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions. These noncompetition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

  Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

  Our operating agreement with the NAHB includes a number of restrictions on how we operate our HomeBuilder.com web site:

  . if the NAR terminates our REALTOR.com(R) operating agreement, for the next six months the NAHB can terminate this agreement with three months' prior notice;

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

  In agreeing to our acquisition of SpringStreet Inc., the NAR imposed a number of important restrictions on how we can operate the SpringStreet.com web site. These include:

  . if the consent terminates for any reason, we will have to transfer to the NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of the NAR, known as REALTORS(R);

  . listings for rental units in smaller non-apartment properties generally must be received from a REALTOR(R) or REALTOR(R)-controlled MLSs in order to be listed on the web site;

  . if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

  . if the consent terminates for any reason, other than as a result of a breach by the NAR, the NAR will be permitted to use the REALTOR(R)- branded web address, resulting in increased competition;

  . without the consent of the NAR, prior to the time we are using a REALTOR(R)-branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com(R) web site and vice versa;

  . we cannot list properties for sale on the rental web site for the duration of our REALTOR.com(R) operating agreement and for an additional two years;

  . we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site;

  . we must make royalty payments based on the operating revenues of the rental site to the NAR and our data content providers at the same rates as under our REALTOR.com(R) operating agreement, except that the amount payable to data content providers in the aggregate will be proportionately based on the percentage of the total content on the site supplied by them; and

  . we must offer REALTORS(R) preferred pricing for home pages or enhanced advertising on the rental web site.

  The NAR could revoke its consent to our operating SpringStreet.com.

  The NAR can revoke its consent to our operating the SpringStreet.com web site for reasons which include:

  .  the acquisition of Homestore.com or RealSelect;

  . a substantial decrease in property listings on our REALTOR.com(R) web site; and

  . a breach of any of our obligations under the consent or the REALTOR.com(R) operating agreement that we do not cure within 30 days of being notified by the NAR of the breach.

  The National Association of REALTORS(R) has significant influence over aspects of our RealSelect subsidiary's corporate governance.

  The NAR will have significant influence over RealSelect's corporate governance.

  Board representatives. The NAR is entitled to have one representative as a member of our board of directors and two representatives as members of RealSelect's board of directors.

  Approval rights. RealSelect's certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com(R) web site and real property advertising programming for electronic display and related businesses. Without the consent of six-sevenths of the members of the RealSelect board of directors, which would have to include at least one NAR appointed director, this limited purpose provision cannot be amended.

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

  Stockholders holding approximately 16.2% of our outstanding capital stock at December 31, 2000 have agreed to restrict the sale of their shares of common stock. Without the prior consent of the NAR, these stockholders may not transfer these shares of common stock to a person, other than to each other, whose primary business is "real estate-related" or to a transferee who will become a holder of more than 5% of our capital stock as a result of the transfer from the stockholder. Accordingly, these types of changes of control, even if favorable to stockholders, could be prohibited or restricted absent the NAR's consent.

 We have a history of net losses and expect net losses for the foreseeable future.

  We have experienced net losses in each quarterly and annual period since 1993. We incurred an operating loss of $130.5 million for the year ended December 31, 2000. On a pro forma basis, we incurred operating losses of $129.2 million in 1999 and $130.5 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $270.9 million, and we expect to incur net losses for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 2000, we had approximately $292.5 million of deferred stock-based compensation and intangible assets to be amortized.

  It is critical to our success that we continue to devote financial, sales and management resources to developing brand awareness for our web sites as well as for any other products and services we may add. To accomplish this, we will continue to develop our content and expand our marketing and promotion activities, direct sales force and other services. As a result, we expect that our operating expenses will increase significantly during the next several years. With increased expenses, we will need to generate significant additional revenues to achieve net income. As a result, we may never achieve or sustain net income, and, if we do achieve net income in any period, we may not be able to sustain or increase net income on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

 We must dedicate significant resources to market our subscription products and services to real estate professionals.

  Because the annual fee for services sold to real estate professionals is relatively low, we depend on obtaining sales from a large number of these customers. It is difficult to reach and enroll new subscribers cost-effectively. A large portion of our sales force targets real estate professionals who are widely distributed across the United States. This results in relatively high fixed costs associated with our sales activities. In addition, our sales personnel generally cannot efficiently contact real estate professionals on an individual basis and instead must rely on sales presentations to groups of agents and/or brokers. Real estate agents are generally independent contractors rather than employees of brokers. Therefore, even if a broker uses our subscription products and services, its affiliated agents are not required to use them.

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

  Our results of operations could vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of persons purchasing subscription and advertising products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

  Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-K:

  . the amount of advertising sold on our family of web sites and the timing of payments for this advertising and whether these advertisements are sold by us directly or on our behalf by America Online or other third parties;

  . the level of renewals for our subscription products and services by real estate agents, brokers and rental property owners and managers;

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

  We have rapidly and significantly expanded our operations, both by acquisition and organic growth, and expect to continue to expand our operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. For example, we have grown to approximately 2,000 employees on December 31, 2000 from approximately 1,000 employees on December 31, 1999.

 We depend on distribution agreements with a number of Internet portals to generate traffic on our family of web sites.

  We believe that a substantial portion of our consumer traffic comes from the following Internet portal sites: America Online and Excite@Home. On some of these sites we are featured as the exclusive provider of home listings. To secure both exclusive and non-exclusive distribution relationships, we often pay significant fees. However, we may not experience sustained increases in user traffic from these distribution relationships.

  There is intense competition for placement on Internet portals. Our distribution agreements have terms ranging from two to five years. When they expire, we may be unable to renew our existing agreements or enter into replacement agreements. If any of these agreements terminates without our renewing it, we could experience a decline in the number of our users and our competitive position could be significantly weakened. Even if we renew our agreements or enter into agreements with new providers, we may be required to pay significant fees to do so and may be unable to retain any exclusivity that we may have enjoyed under these agreements.

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

  The market for web-based subscription and advertising products and services relating to real estate is intensely competitive. Our main existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars.


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

  To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our family of web sites. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our family of web sites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or in order to do so, we may incur substantial expenses.

 We may experience difficulty in integrating our recent acquisitions.

  Our recent acquisitions, including WyldFyre in March 2000, Top Producer in June 2000, The Hessel Group in September 2000 and the Move.com Group in February 2001, and any future acquisitions, may result in our not achieving the desired benefits of the transaction. Risks related to our acquisitions include:

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

  We regard substantial elements of our family of web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. Although we have one patent, we may not achieve the desired protection from, and third parties may design around, this patent or any other patent that we may obtain in the future. In addition, in any litigation or proceeding involving our patent, or any other patent that we may obtain in the future, the patent may be determined invalid or unenforceable. Any legal action that we may bring to protect our proprietary information could be expensive and distract management from day-to-day operations.

  Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com(R) web site address, or domain name, and trademark and the REALTOR(R) trademark are important to our business and are licensed to us by the NAR. If we were to lose the REALTOR.com(R) domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

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

 We may expand into international markets which may expose us to relatively higher costs and greater risks.

  We are exploring the expansion of our operations internationally as part of our business strategy. The entry into international markets may require significant management attention and financial resources and may place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue or profitability. In addition, we have limited experience in developing localized versions of our products and marketing and distributing them internationally. As our international operations expand, our exposure to exchange rate fluctuations will increase as we use an increasing number of foreign currencies. In addition, we may be subject to the following factors: increased financial accounting and reporting burdens and complexities; potentially adverse tax consequences; compliance with a wide variety of complex foreign laws and treaties; reduced protection for intellectual property rights in some countries; licenses, tariffs and other trade barriers; and disruption from political and economic instability in the countries in which our operations are located, which may interrupt our ability to conduct business and impose additional costs upon us.

Real Estate Industry Risks:

 Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal.

  The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our family of web sites and our subscription and advertising products and services. In addition, reduced traffic on our family of web sites would likely cause our subscription and advertising revenues to decline, which would materially and adversely affect our business.

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

Internet Industry Risks:

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

  In addition to selling subscription products and services to real estate professionals, we depend on selling other types of advertisements on our family of web sites.

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

  The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by various foreign governments to impose taxes on the sale of goods and services and other Internet activities. In 1998, the Internet Tax Freedom Act was signed into law placing a three-year moratorium on new state and local taxes on Internet commerce. However, future laws may impose taxes or other regulations on Internet commerce, which could substantially impair the growth of electronic commerce.

 We depend on continued improvements to our computer network and the infrastructure of the Internet.

  Any failure of our computer systems that causes interruption or slower response time of our web sites or services could result in a smaller number of users of our family of web sites or the web sites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our subscription products and services to real estate professionals, providers of real estate related products and services and other Internet advertisers. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

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

  Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our other offices in Thousand Oaks, California; Dallas, Texas; Milwaukee, Wisconsin; Phoenix, Arizona; and San Jose, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

  The market price for our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors, including the factors described herein and the following, some of which are beyond our control:

  .  actual or anticipated variations in our quarterly operating results;

  . announcements of technological innovations or new products or services by us or our competitors;

  .  changes in financial estimates by securities analysts;

  . conditions or trends in the Internet, technology and/or real estate and real estate-related industries; and

  . market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly in recent quarters.

ITEM 2. PROPERTIES

 We maintain the following principal facilities:

                                                           Square    Lease
                                      Location              Feet   Expiration
                                      --------             ------- ----------
   Principal executive and corporate
    office........................... Westlake Village, CA 137,762    2008
   Web site facility................. Thousand Oaks, CA     71,948    2003
   HomeBuilder.com office............ Dallas, TX            17,650    2002
   SpringStreet.com office........... San Francisco, CA     17,069    2004
   Operations center and offices..... Scottsdale, AZ        64,094    2007

  We believe that our existing facilities and office space are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations.

  In connection with the Move.com Group acquisition in February 2001, we acquired approximately 184,000 square footage of office and facility space located in San Francisco, California and Westbury, New York.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

  On April 25, 2000, we received a request for information pertaining to our business from the Antitrust Division of the U.S. Department of Justice, or DOJ. The request sought information about our business as it relates to Internet realty sites in the United States, and we have responded to that request. Following its review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 of our acquisition of the Move.com Group from Cendant Corporation, the DOJ notified us in February 2001 that it would not oppose the closing of the acquisition, but intended to continue its investigation of certain Homestore.com agreements, including certain agreements between Homestore.com and Cendant. Homestore.com is continuing to cooperate with the DOJ with respect to that investigation. An unfavorable outcome of the DOJ's investigation could adversely affect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  The company's common stock has been traded on the Nasdaq National Market under the symbol HOMS since the company's initial public offering on August 5, 1999. The following table shows the high and low sale prices of the common stock as reported by the Nasdaq National Market for the periods indicated.

     1999                                                         High    Low
     ----                                                        ------- ------
     Third Quarter (from August 5, 1999)........................ $ 59.88 $19.75
     Fourth Quarter.............................................  109.00  33.00
     2000
     ----
     First Quarter..............................................  138.00  34.00
     Second Quarter.............................................   49.00  14.06
     Third Quarter..............................................   55.00  26.50
     Fourth Quarter.............................................   46.88  17.44
     2001
     ----
     First Quarter (through February 28, 2001)..................   37.25  16.38

  As of February 28, 2001, there were approximately 1,004 record holders of our common stock.

Dividends

  We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $.08 to be paid on the one share of our Series A preferred stock held by the NAR.

Recent Sales of Unregistered Securities

  Information concerning our unregistered sales of our securities during 1999 is incorporated by reference to the exhibit included on Form 10-K, file no. 000-26659, relating to sales of unregistered securities during 1999. Information concerning our unregistered sales of our securities by the Company during 2000 is filed as an exhibit to this Form 10-K.

Use of Proceeds

  On August 4, 1999, a registration statement on Form S-1 (No.333-79689) was declared effective by the SEC, pursuant to which 8,050,000 shares of our common stock were offered and sold for our account at a price of $20.00 per share, generating gross offering proceeds of $161.0 million. Each outstanding share of preferred stock, except for one share of Series A preferred stock, was automatically converted into five shares of common stock upon the closing of the initial public offering. In connection with the offering, we incurred $11.3 million in underwriting discounts and commissions, and $4.1 million in other related expenses. The net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, were $145.6 million.

  We have applied substantially all of the proceeds from our initial public offering as follows: (1) $37.5 million for the repayment of the promissory note issued in connection with the Homefair acquisition, (2) $6.3 million as a payment under a distribution agreement, (3) $1.0 million as a payment to RE/MAX under a marketing services agreement, (4) $900,000 for partial repayment of a note issued in connection with the acquisition of The Enterprise of America, Ltd., (5) $600,000 payment to the NAR under the REALTOR.com operating agreement, and (6) approximately $99.3 million to fund our general operations and for general corporate purposes, including working capital, expanding sales and marketing efforts, product development, and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

  You should read the following selected consolidated financial data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000 and 1999, are derived from the audited consolidated financial statements of Homestore.com included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996, have been derived from our audited and unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements have been prepared on substantially the same basis as the consolidated audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the period. The unaudited pro forma data for the year ended December 31, 1999 is derived from unaudited pro forma condensed consolidated statement of operations included elsewhere in this Form 10-K.

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

                                         Actual                       Pro Forma
                          -----------------------------------------  ------------
                                 Year Ended December 31,              Year Ended
                          -----------------------------------------  December 31,
                          2000 (1)     1999    1998   1997    1996       1999
                          ---------  --------  -----  -----  ------  ------------
                               (in thousands, except per share amounts)
Consolidated Statement
 of Operations Data:
Revenues................  $ 229,967  $ 62,580  $ --   $  42  $1,360   $  73,367
Cost of revenues (2)....     62,239    21,965    --       6      42      25,753
                          ---------  --------  -----  -----  ------   ---------
Gross profit............    167,728    40,615    --      36   1,318      47,614
Operating expenses:
 Sales and marketing
  (2)...................    175,044    85,110    --      14     479      98,386
 Product development
  (2)...................     15,554     5,380    --     --      629       7,381
 General and
  administrative (2)....     60,700    26,892      3     38     441      34,167
 Amortization of
  intangible assets.....     42,900    10,192    --     --      --       28,476
 In-process research and
  development...........      4,048       --     --     --      --          --
 Litigation settlement..        --      8,406    --     --      --        8,406
                          ---------  --------  -----  -----  ------   ---------
 Total operating
  expenses..............    298,246   135,980      3     52   1,549     176,816
                          ---------  --------  -----  -----  ------   ---------
Loss from operations....   (130,518)  (95,365)    (3)   (16)   (231)   (129,202)
Interest income
 (expense), net.........     23,031     2,386    --      (1)    (21)     (2,844)
Other expense, net......     (7,682)      (28)   --     --      --          --
                          ---------  --------  -----  -----  ------   ---------
Net loss................   (115,169)  (93,007)    (3)   (17)   (252)   (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock .................        --     (2,299)   --     --      --          --
                          ---------  --------  -----  -----  ------   ---------
Net loss applicable to
 common stockholders ...  $(115,169) $(95,306) $  (3) $ (17) $ (252)  $(132,046)
                          =========  ========  =====  =====  ======   =========
Net loss per share
 applicable to common
 stockholders
 Basic and diluted......  $   (1.44) $  (2.32) $ --   $ --   $ (.07)  $   (2.11)
                          =========  ========  =====  =====  ======   =========
Weighted average
 shares--basic and
 diluted................     79,758    41,142  9,173  8,650   3,477      62,474
                          =========  ========  =====  =====  ======   =========

--------
(1) Since there are no pro forma adjustments after December 31, 1999, no pro forma consolidated statement of operations data for the year ended December 31, 2000 has been presented.

(2) The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

                                           Actual                   Pro Forma
                             ------------------------------------  ------------
                                  Year Ended December 31,           Year Ended
                             ------------------------------------  December 31,
                               2000     1999   1998  1997   1996       1999
                             -------- -------- ----  -----  -----  ------------
                                       (in thousands)
Cost of revenues...........  $    607 $    943 $--   $ --   $ --     $ 1,432
Sales and marketing........    51,381   14,726  --     --     --      16,383
Product development........       572      447  --     --     --         677
General and
 administrative............     3,095    5,111  --     --     --       5,547
                             -------- -------- ----  -----  -----    -------
                             $ 55,655 $ 21,227 $--   $ --   $ --     $24,039
                             ======== ======== ====  =====  =====    =======

                                        December 31,
                             ------------------------------------
                               2000     1999   1998  1997   1996
                             -------- -------- ----  -----  -----
                                       (in thousands)
Consolidated Balance Sheet
 Data:
Cash and cash equivalents..  $180,985 $ 90,382 $ 71  $ 155  $  36
Working capital
 (deficiency)..............   292,402   40,822    1    (37)   (46)
Total assets...............   918,655  276,563   71    155     77
Notes payable, long term
 and current...............       411   38,576  --     --     --
Redeemable convertible
 preferred stock...........       --       --   --     --     --
Total stockholders' equity
 (deficit).................   634,363  195,473  (95)  (133)  (116)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with the unaudited pro forma condensed combined consolidated financial data for the years ended December 31, 1998 and 1999 and the audited consolidated financial statements for the year ended December 31, 2000 and related notes of Homestore.com appearing elsewhere in this Form 10-K.

Overview

  Homestore.com, Inc., or Homestore.com or Homestore, has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our family of web sites, Homestore provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R), or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry(R), or NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders and agents. We also have distribution agreements with a number of leading Internet portal web sites.

 Basis of Presentation

  Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to the NAR in exchange for the rights to operate the REALTOR.com(R) web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

  The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

  Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital. We developed our first web site, REALTOR.com(R), in cooperation with the NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

  Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition,

LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 3 of Homestore.com's Notes to the Consolidated Financial Statements. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

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

  Acquisitions. In March 1998, we acquired The Enterprise of America, Ltd., or The Enterprise, a provider of web hosting services for real estate brokers, for $3.0 million in cash, notes and stock. In July 1998, we acquired MultiSearch Solutions, Inc., or MultiSearch, the initial developer of the HomeBuilder.com web site, for $8.7 million in cash, notes and stock. In June 1999, we acquired SpringStreet, Inc., or SpringStreet, for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. In October 1999, we acquired all of the outstanding capital stock of The Homebuyer's Fair, Inc. and FAS-Hotline, Inc., collectively Homefair, for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock. In May 2000, we acquired WyldFyre Technologies, Inc., or WyldFyre, a leading developer of technology solutions for real estate professionals to access multiple listing service (MLS) information via the Internet, for $34.0 million in stock. In June 2000, we acquired Top Producer Systems, Inc., or Top Producer, a provider of leads management and marketing software for real estate professionals, for $24.2 million in cash and stock. Contingent purchase price payments of approximately $16.2 million may also be paid in cash or stock, if certain defined targets are met during the years ended December 31, 2000 through December 31, 2004. In September 2000, we acquired The Hessel Group, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of The Hessel Group's options with an estimated fair value of $4.5 million.

  In February 2001, we completed the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc, or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, in an all stock transaction valued at approximately $757.3 million. In connection with the acquisitions, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition will be accounted for as a purchase in accordance with generally accepted accounting principles.

  We anticipate an increase in absolute dollars for revenues, cost of revenues, operating expenses and amortization of intangibles in connection with the Move.com Group acquisition.

  We may seek to continue to expand our current offerings by acquiring additional businesses, technologies, product lines or service offerings from third parties. We may be unable to identify future acquisition targets and may be unable to complete future acquisitions. Even if we complete an acquisition, we may have difficulty in integrating it with our current offerings, and any acquired features, functions or services may not achieve market acceptance or enhance our brand loyalty. Integrating newly acquired organizations and products and services could be expensive, time consuming and a strain on our resources.

 Accounting Policies

  Revenues. We derive our revenues principally from the sale of subscription products, consisting of online media and technology solutions for home and real estate professionals, including web site development, to real estate agents and brokers, home builders, financial service companies and property owners and managers. Revenue from technology solutions are derived from the following: (i) software license revenue (ii) support and service revenues, and
(iii) web site development revenues. We recognize revenues from software transactions in accordance with provisions of Statement of Position, or SOP, 97-2, "Software Revenue Recognition." Revenues from the sale of software products are recognized upon delivery of the products and satisfaction of related obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., delivered and undelivered products, support and other services), we allocate revenues to the undelivered elements of the contract based on vendor-specific objective evidence of its fair value. This vendor-specific objective evidence of fair value is the sales price of the element when sold separately or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and unspecified software updates. Revenues allocated to undelivered elements are recognized when all revenue recognition criteria are met. Support and services revenues are recognized ratably over the period of the support contract. Payments for support and services are generally made in advance and are non-refundable. The products are sold in annual subscriptions and, accordingly, we defer these revenues and recognize them ratably over the life of the contract, generally 12 months. These prepayments appear on our balance sheet as deferred revenues. Contracts involving web site development are accounted for using the percentage-of-completion method which is generally determined based on development costs incurred relative to total estimated costs.

  We also sell advertising banners and traditional Internet sponsorships on our web sites. We sell banner advertising pursuant to contracts with terms varying from three months to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. Equity exchanged for services is recognized during the period in which the services are provided. We record and measure the value of equity received in exchange for services in accordance with Emerging Issues Task Force, or EITF, 00-8 "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." We recognize revenues from advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenues from these transactions are recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. During the year ended December 31, 2000, revenues from equity-for-services and advertising barter transactions were less than 5% of revenues. There were no revenues from these type of transactions during the year ended December 31, 1999.

  Cost of revenues. Cost of revenues consists of salaries, benefits, consulting fees and equipment costs related to our web site operations, credit card processing fees and data aggregation costs. Cost of revenues also includes royalties paid to third-party real estate listings providers. These royalties are capitalized and amortized over the related contract period and are classified on our balance sheet as deferred royalties. Also included in cost of revenues are stock-based charges attributed to cost of revenues.

  Real estate listings providers generally receive 10% to 12% of the gross revenues that we generate from their listings. Some real estate listings providers have entered into national arrangements with us, under which we have the exclusive right to list their properties on the Internet. The royalty rate for agreements with these real estate listings providers is slightly higher than for other providers. We also make royalty payments to the NAR under the terms of our Operating Agreement. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase. We also expect that cost of revenues will increase as we continue to make investments to increase the capacity and speed of our family of web sites.

  Sales and marketing. Sales and marketing expenses include salaries, sales commissions, benefits, travel and related expenses for our direct sales force, customer service, marketing, and sales support functions. Sales and marketing expenses also include fees associated with our Internet portal distribution agreements and marketing and listing agreements with real estate franchises. These fees are amortized on a pro rata basis over the terms of the agreements. We expect to increase the absolute dollar amount of spending in sales and marketing activities over the next year in an effort to drive consumer traffic to our family of web sites and increase brand awareness. Also included in sales and marketing are stock-based charges attributed to sales and marketing activities.

  Product development. Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our family of web sites, including salaries and related expenses for our web site design staff, as well as costs for contracted services, content, facilities and equipment. We believe that a significant level of product development activity and expense is required in order to remain competitive with new and existing web sites. Accordingly, we anticipate that we will continue to devote substantial resources to product development and that the absolute dollar amount of these costs will increase in future periods. Also included in product development are stock-based charges attributed to product development activities.

  General and administrative. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include occupancy costs, fees for professional service, and other general corporate related costs. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business. Also included in general and administrative expenses are stock-based charges attributed to general and administrative activities.

  Amortization of intangible assets. Amortization of intangible assets consists of goodwill and other purchased intangibles resulting from our acquisition activities. Goodwill and all other purchased intangibles are being amortized on a straight-line basis over the estimated periods of benefit ranging from three to fifteen years. We anticipate an increase in amortization of intangible assets in connection with the acquisition of the Move.com Group.

  We have only a limited operating history under our current business model. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to respond to highly competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute our marketing plans, continue to upgrade our technologies, develop new distribution channels, and improve operational and financial systems. Although our revenues have grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve net income, and, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth under the caption "Risk Factors."

Results of Operations

  The following tables set forth certain pro forma and actual consolidated statement of operations data. Since there were no pro forma adjustments after December 31, 1999, no pro forma consolidated statements of operations for the year ended December 31, 2000 has been presented. The pro forma consolidated statement of operations data for the periods indicated assumes that the following transactions had occurred as of January 1, 1998:

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

                                                  Actual        Pro Forma
                                               ------------ -------------------
                                                                Year Ended
                                                Year Ended     December 31,
                                               December 31, -------------------
                                                   2000       1999       1998
                                               ------------ ---------  --------
                                                       (in thousands)
Consolidated Statement of Operations Data:
Revenues.....................................   $ 229,967   $  73,367  $ 23,123
Cost of revenues (1).........................      62,239      25,753    10,274
                                                ---------   ---------  --------
Gross profit.................................     167,728      47,614    12,849
Operating expenses:
 Sales and marketing (1).....................     175,044      98,386    35,066
 Product development (1).....................      15,554       7,381     5,663
 General and administrative (1)..............      60,700      34,167    31,338
 Amortization of intangible assets...........      42,900      28,476    27,897
 In-process research and development.........       4,048         --        --
 Litigation settlement.......................         --        8,406       --
                                                ---------   ---------  --------
 Total operating expenses....................     298,246     176,816    99,964
                                                ---------   ---------  --------
Loss from operations.........................    (130,518)   (129,202)  (87,115)
Interest income (expense), net...............      23,031      (2,844)   (6,090)
Other expense, net...........................      (7,682)        --        --
                                                ---------   ---------  --------
Net loss.....................................   $(115,169)  $(132,046) $(93,205)

--------
(1) The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

                                                      Actual       Pro Forma
                                                   ------------ ---------------
                                                                  Year Ended
                                                    Year Ended   December 31,
                                                   December 31, ---------------
                                                       2000      1999    1998
                                                   ------------ ------- -------
                                                          (in thousands)
Cost of revenues..................................   $   607    $ 1,432 $   141
Sales and marketing...............................    51,381     16,383     506
Product development...............................       572        677      78
General and administrative........................     3,095      5,547  19,730
                                                     -------    ------- -------
                                                     $55,655    $24,039 $20,455
                                                     =======    ======= =======

                                                           Actual  Pro Forma
                                                           ------  -----------
                                                            2000   1999   1998
                                                           ------  ----   ----
As a Percentage of Revenues:
Revenues..................................................  100%    100%   100%
Cost of revenues..........................................   27      35     44
                                                            ---    ----   ----
Gross profit..............................................   73      65     56
                                                            ---    ----   ----
Operating expenses:
  Sales and marketing.....................................   76     134    152
  Product development.....................................    7      10     24
  General and administrative..............................   26      47    135
  Amortization of intangible assets.......................   19      39    121
  In process research and development.....................    2     --     --
  Litigation settlement...................................  --       11    --
                                                            ---    ----   ----
Total operating expenses..................................  130     241    432
                                                            ---    ----   ----
Loss from operations......................................  (57)   (176)  (376)
Interest income (expense), net............................   10      (4)   (27)
Other expense, net........................................   (3)    --     --
                                                            ===    ====   ====
Net loss..................................................  (50)%  (180)% (403)%
                                                            ===    ====   ====

For the Years Ended December 31, 2000 and 1999

 Revenues

  Revenues increased to $230.0 million in 2000 from pro forma revenues of $73.4 million in 1999. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

  Subscription revenues, which represented approximately 54% of total revenues for 2000, grew 185% from 1999. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites as well as an increase in the average revenue per subscription. Also contributing to the increase was sales of technology products as well as web development fees. The number of professional subscriptions increased by 52% to approximately 145,000 compared to totals at December 31, 1999 and was driven, in part, by bulk purchases from national franchises. We anticipate that we will have an increase in the number of professional subscribers and corresponding increases to revenues in connection with the acquisition of the Move.com Group, resulting in subscriptions representing a larger percentage of total anticipated revenues in 2001.

  Advertising revenues, which represented approximately 46% of total revenues for 2000, grew 250% from 1999. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly in recent periods, we may be unable to sustain growth as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

 Cost of Revenues

  Cost of revenues, including non-cash stock-based charges, increased to $62.6 million in 2000 from pro forma cost of revenues of $25.7 million in 1999. The increase was due primarily to our overall increased sales volume, increased salaries, increase in royalties, and hosting costs during 2000 as compared to 1999. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

  Gross margin percentage for 2000 was 72.9%, up from pro forma gross margin percentage of 64.9% for 1999. The increase in gross margin percentage was primarily due to renewal of subscriptions as well as the continuing effort to leverage our existing web site operations.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses increased to $175.0 million in 2000 from pro forma sales and marketing of $98.4 million in 1999. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution agreements and marketing and listing agreements, which we entered into during the third and fourth quarter of 1999. The increase was also due to increased salaries and commissions. Increases in advertising for our branding campaign, promotional material, and trade show expenses during 2000 also contributed to the increase. The increase was also due to the inclusion of stock-based charges in sales and marketing. These stock-based charges increased by $36.6 million to $51.3 million in 2000 from $14.7 million in 1999.

  Product development. Product development expenses increased to $15.6 million in 2000 from pro forma product development of $7.4 million in 1999. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites and the integration of our acquisitions into our family of web sites, as well as product development costs from our acquisitions of WyldFyre, Top Producer and The Hessel Group in 2000.

  General and administrative. General and administrative expenses increased to $60.7 million in 2000 from pro forma general and administrative expenses of $34.2 million in 1999. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as well as increases in legal and other professional fees. Facility costs increased primarily due to our new corporate and central service offices. The increase was partially offset by a decrease in stock-based charges in general and administrative expenses. These stock-based charges decreased by $2.0 million to $3.1 million in 2000 from $5.1 million in 1999.

  Amortization of intangible assets. Amortization of intangible assets was $42.9 million in 2000 compared to pro forma amortization of $28.5 million in 1999. The increase in amortization was due to the acquisitions of WyldFyre, Top Producer and The Hessel Group in 2000.

  In-process research and development. During 2000, our acquisitions of WyldFyre and Top Producer resulted in write-offs of in-process research and development, or IPR&D, of $4.0 million. The fair value of the IPR&D for each of the acquisitions was determined using the income approach. The income approach included assumptions relating to revenue estimates, operating expenses, income taxes and discount rates. The IPR&D was comprised of seven projects and was charged to expense during the year ended December 31, 2000.

  Litigation Settlement. On October 22, 1999, we announced a settlement of litigation with Cendant. As part of the settlement, Cendant received 250,000 shares of our common stock. We incurred a non-cash charge of $8.4 million in connection with the issuance of the 250,000 shares of our common stock in the year ended December 31, 1999.

 Interest Income, Net

  Interest income, net increased to $23.0 million in 2000 from pro forma interest income, net of $2.4 million in 1999. The increase was primarily due to interest income earned on a higher average cash balances as a result of proceeds received from our follow-on public offering which was completed in January 2000.

 Other Expense, Net

  Other expense, net increased to $7.7 million in 2000 from pro forma other expense, net of $28,000 in 1999. The increase was primarily due to the accretion of the distribution obligation relating to a marketing and distribution agreement.

 Income Taxes

  As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes in 2000 and 1999. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

 Stock-Based Charges

  Stock. In March 2000, we issued 1,085,271 shares of our common stock valued for accounting purposes at approximately $70.0 million to Budget Group, Inc., or BGI, in connection with entering into a ten-year strategic alliance agreement that allows us to participate in online and offline BGI marketing activities.

  In April 2000, we entered into a five-year marketing and distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In connection with this agreement, we recorded $186 million in prepaid distribution expense included in current and non-current assets that will be recognized as stock-based charges over the five-year marketing agreement.

  Warrants. In February 2000, we issued warrants to purchase up to 470,089 shares of our common stock at an exercise price of $66.50 to the Broker Gold program members who elected to renew their existing listing agreements with us for an additional two years at the end of their existing two-year term. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. We incurred a charge of approximately $21.9 million which is being recognized as expense over the remaining term of the initial two year Broker Gold program agreements.

  In March 2000, in connection with a marketing agreement we issued warrants to purchase 400,000 shares of our common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. We incurred a non-cash charge of $5.0 million which is being recognized as expense over the three years.

  Throughout 2000, we issued warrants to purchase 30,739 shares of our common stock at a weighted average price of $85.45 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. We incurred a total non-cash charge of approximately $1.8 million which is being recognized as expense over the term of the applicable MLS agreement, approximately two to three years.

Pro Forma for the Years Ended December 31, 1999 and 1998

 Revenues

  Pro forma revenues increased to $73.4 million in 1999 from $23.1 million in 1998. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue. The growth in revenue from professional subscriptions was due to an increase in the number of subscribers on our family of web sites. The growth in advertising revenue was primarily driven by increased sponsorships, including various alliance agreements. Banner advertising revenues also increased primarily as a result of increased traffic to our web sites in 1999 as compared to 1998.

 Cost of Revenues

  Pro forma cost of revenues increased to $25.8 million in 1999 from $10.3 million in 1998. The increase was due primarily to our overall increased sales volume and increased activity during 1999 as compared to 1998.

  Our pro forma gross margin percentage in 1999 was 65%, up from 56% for 1998, primarily due to increased advertising revenue. The increase was also due to the inclusion of stock-based charges in cost of revenues. These stock-based charges increased by $1.3 million to $1.4 million in 1999 from $141,000 in 1998.

 Operating Expenses

  Sales and marketing. Pro forma sales and marketing expenses increased to $98.4 million in 1999 from $35.1 million in 1998. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution agreements and marketing and listing agreements, which we entered into throughout 1998 and 1999. The increase was also due to the significant growth of our direct sales force in the third and fourth quarters of 1998, resulting in increased salaries and commissions and related travel and entertainment expenses. Increased sales volume also contributed to an increase in sales related collateral materials. Increases in advertising, promotional material and trade show expenses also contributed to the increase. The increase was also due to the inclusion of stock-based charges in sales and marketing. These stock-based charges increased by $15.9 million to $16.3 million in 1999 from $506,000 in 1998.

  Product development. Pro forma product development expenses increased to $7.4 million in 1999 from $5.7 million in 1998. The increase was primarily due to costs associated with the launch of Remodel.com and the re-launch of the Homestore.com web site, including salaries and related expenses for staff, as well as contracted services. The increase was also due to the inclusion of stock-based charges in product development. These stock-based charges increased by $599,000 to $677,000 in 1999 from $78,000 in 1998.

  General and administrative. Pro forma general and administrative expenses increased to $34.2 million in 1999 from $31.3 million in 1998. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as a public company. Facility costs associated with our new corporate office also increased. This increase was offset by the inclusion of stock-based charges in general and administrative expenses. These stock-based charges decreased by $14.2 million to $5.5 million in 1999 from $19.7 million in 1998.

  Amortization of intangible assets. Pro forma amortization of intangible assets was $28.5 million in 1999 compared to $27.9 million in 1998.

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

  Stock. In August 1998, we sold convertible preferred stock equivalent to 8,320,245 shares of common stock at a purchase price of $4.80 per share and 8,369,955 shares of common stock at a purchase price of $1.26 per share. We incurred a non-cash charge of $18.9 million for the year ended December 31, 1998, which represents the difference between the deemed fair value of the stock and the price paid by the investors as stock-based compensation in 1998. This stock-based charge is included in the stock-based charges line item.

  During 1999, we recorded as pro forma deferred compensation the $6.0 million difference between the deemed fair value of the stock sold in connection with our Broker Gold program and the price paid. We are amortizing this amount ratably over the two-year term of the Broker Gold agreements, resulting in a non-cash charge of $2.8 million in 1999.

  Warrants. In April 1998, in connection with a web portal distribution agreement, we issued warrants to purchase 792,752 shares of our common stock at a weighted average exercise price of $7.00 per share. We incurred a total charge of $12.6 million which is being amortized over the remaining term of the distribution agreement, approximately two years.

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

  Throughout 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to MLSs that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years.

  In August 1999, in connection with a marketing agreement,, we issued warrants to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. All warrants are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately
$3.5 million which is being recognized as expense over the two-year term of the agreement.

  In October 1999, in connection with a marketing agreement, we issued warrants to purchase 119,048 shares of our common stock at an exercise price of $42.00 per share. All warrants are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately
$1.1 million which is being recognized as expense over the two-year term of the agreement.

  Litigation Settlement. On October 22, 1999, we announced a settlement of litigation with Cendant. As part of the settlement, Cendant received 250,000 shares of our common stock. We incurred a non-cash charge of $8.4 million in connection with the issuance of the 250,000 shares of our common stock in the year ended December 31, 1999.

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

Liquidity and Capital Resources

  The cash flow information presented below includes the combined cash flow statements derived from the combined financial statements for the years ended December 31, 1999 and 1998 of Homestore.com and NetSelect.

  Since 1993, we have funded our operations and met our capital expenditure requirements through the sale of equity securities, cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. At December 31, 2000, we had cash equivalents of approximately $181 million, short-term investments of approximately $75.3 million and restricted cash of $90 million totaling approximately $346.3 million as compared to $90.4 million at December 31, 1999.

  Cash used in operating activities of $46.9 million for the year ended December 31, 2000 was primarily attributable to the net loss of $115.2 million, increases in accounts receivable of $31.5 million, prepaid distribution expense of $18.2 million and other assets of $19.3 million. This decrease in cash used in operating activities was primarily offset by depreciation, amortization and accretion of $53.0 million, stock-based charges of $55.7 million, in-process research and development of $4.0 million and increases in accounts payable and accrued liabilities of $22.9 million and deferred revenue of $2.3 million. Net cash used in operating activities was $51.0 million in 1999 and $28.2 million in 1998. Net cash used in operating activities in each of these periods was primarily the result of net operating losses and payments required to be made relating to our Internet portal distribution and marketing and listing agreements entered into in 1998. These operating cash outflows were partially offset by depreciation, amortization and non-cash equity charges and increases in accounts payable, accrued liabilities and deferred revenues.

  Cash used in investing activities of $193.1 million for the year ended December 31, 2000 was attributable to capital expenditures of $43.1 million, net purchases of short-term investments consisting primarily of commercial paper of $73.5 million and other investments of $33.9 million. Cash of $42.5 million was also used for acquisitions. Net cash used in investing activities was $29.0 million in 1999, compared to $5.3 million in 1998. To date, our investing activities have consisted of acquisitions, purchases of property and equipment and strategic operating agreements. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock and assumed $10.2 million in cash. In October 1999, we used $35.0 million in cash to fund part of the purchase price for Homefair. In March 1998 and July 1998, we acquired The Enterprise and MultiSearch, respectively for an aggregate purchase price of $11.7 million, of which $1.6 million represented cash payments. Capital expenditures for property and equipment totaled $3.9 million and $4.0 million in 1998 and 1999, respectively. During 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement.

  Cash provided by financing activities of $330.7 million for the year ended December 31, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, repayment of notes from stockholders' of $2.5 million, the effect of subsidiary equity transactions of $10.9 million, and proceeds from the exercise of options and warrants and the employee stock purchases of $23.4 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses. This increase was offset by the transfer of $90 million to restricted cash in conjunction with a distribution agreement, repayment of notes payable of $38.6 million, and issuance of notes receivable of $6.5 million. Net cash provided by financing activities was $155.6 million in 1999 and $45.1 million in 1998. Cash was provided primarily from net proceeds from the sale of our common and preferred stock. In April 1999, we issued convertible preferred stock equivalent to 1,704,775 shares of common stock for $17.0 million. In August 1999, we completed our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $20.00 per share, raising approximately $145.6 million, after deducting underwriting discounts and commissions and offering expenses. We also repurchased shares of our common and preferred stock in 1998 and 1999 and repaid notes payable.

  In March 2000, we issued 1,085,271 shares of our common stock with an estimated fair value of approximately $70.0 million to Budget, Inc., or BGI, in connection with entering into a ten-year strategic alliance agreement that allows us to participate in online and offline BGI marketing activities. In this agreement, we have guaranteed that the price of the shares issued to BGI will be $64.50 per share on any trading day during the six month period after the second anniversary of the agreement. BGI has the right, during this period, to require us, with respect to each share as to which the right is exercised, in our discretion, to i) pay to BGI an amount in cash equal to the excess of the guaranteed price over the average price of the period ("the Put Amount"), ii) issue and deliver to BGI the number of common stock with a value per share equal to the Put Amount, or iii) repurchase all of the shares of the stock at the guaranteed price.

  In April 2000, we entered into a five-year marketing and distribution agreement with America Online, Inc., or AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At December 31, 2000, we recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit and are required to pledge an amount equal to the unused portion of the letter of credit. As of December 31, 2000, we have pledged $90.0 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

  In February 2001, we completed the acquisition of the Move.com Group from Cendant in an all stock transaction valued at approximately $757.3 million. In connection with the acquisition, we issued an aggregate of approximately 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of Move.com, Inc. and Welcome Wagon International, Inc. and assumed approximately 3.2 million outstanding stock options of Move.com, Inc.

  At December 31, 2000, we had cash and cash equivalents of approximately $181 million, short-term investments of approximately $75.3 million and restricted cash of $90 million totaling approximately $346.3 million. We have no material commitments for capital expenditures over the next twelve months. We also have total minimum lease obligations of approximately $44.0 million under certain noncancelable operating leases through 2005 and approximately $11.4 million in internet portal distribution obligations through December 2003. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to BGI or AOL as described above, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

Recent Accounting Developments

  In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB No. 101 in the fourth quarter of 2000 did not have a significant impact on our financial position, results of operations or cash flows.

  In March 2000, the FASB issued FASB Interpretation No. 44, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to the our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, this limits the amount of credit exposure to any one issuer.

  Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Unaudited Pro Forma Condensed Consolidated Financial Information
  Statement of Operations Overview........................................  43
  Unaudited Pro Forma Condensed Consolidated Statement of Operations......  44
  Notes to Unaudited Pro Forma Condensed Consolidated Statement of
   Operations.............................................................  45

Homestore.com, Inc. Consolidated Financial Statements
  Report of Independent Accountants.......................................  46
  Consolidated Balance Sheets.............................................  47
  Consolidated Statements of Operations...................................  48
  Consolidated Statements of Stockholders' Equity (Deficit)...............  49
  Consolidated Statements of Cash Flows...................................  50
  Notes to Consolidated Financial Statements..............................  51

NetSelect, Inc. Consolidated Financial Statements
  Report of Independent Accountants.......................................  76
  Consolidated Balance Sheets.............................................  77
  Consolidated Statements of Operations...................................  78
  Consolidated Statements of Stockholders' Equity.........................  79
  Consolidated Statements of Cash Flows...................................  80
  Notes to Consolidated Financial Statements..............................  81

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

  In October 1999, the Company acquired Homebuyer's Fair, Inc. and FAS-Hotline, Inc. (collectively referred to as "Homefair" or "Homefair Group") for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets which are being amortized on a straight-line basis over estimated lives ranging from three to five years.

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

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                    (in thousands, except per share amounts)

                                                           Pro Forma
                          Homestore    NSI    Adjustments  Homestore  SpringStreet Homefair Adjustments    Pro Forma
                          ---------  -------  -----------  ---------  ------------ -------- -----------    ---------
Revenues................  $ 62,580   $ 2,433    $  --      $ 65,013     $  2,346    $6,159   $   (151)(1)  $  73,367
Cost of revenues
 (including $1,432 in
 non-cash equity
 charges)...............    21,965       853       --        22,818        2,109       826        --          25,753
                          --------   -------    ------     --------     --------    ------   --------      ---------
Gross Profit............    40,615     1,580       --        42,195          237     5,333       (151)        47,614
                          --------   -------    ------     --------     --------    ------   --------      ---------
Operating expenses:
 Sales and marketing
  (including $16,383 in
  non-cash equity
  charges)..............    85,110     4,252       --        89,362        6,975     2,200       (151)(1)     98,386
 Product development
  (including $677 in
  non-cash equity
  charges)..............     5,380       200       --         5,580        1,338       463        --           7,381
 General and
  administrative
  (including $5,547 in
  non-cash equity
  charges)..............    26,892     1,353       --        28,245        4,552     1,370        --          34,167
 Amortization of
  intangible assets.....    10,192       261       --        10,453          --      1,810    (1,810)(2)      28,476
                                                                                               18,023(3)
 Litigation settlement..     8,406       --        --         8,406          --        --         --           8,406
                          --------   -------    ------     --------     --------    ------   --------      ---------
Total operating
 expenses...............   135,980     6,066       --       142,046       12,865     5,843     16,062        176,816
                          --------   -------    ------     --------     --------    ------   --------      ---------
Loss from operations....   (95,365)   (4,486)      --       (99,851)     (12,628)     (510)   (16,213)      (129,202)
Other income (expense),
 net....................     2,358        (5)      --         2,353           44       (89)    (5,152)(4)     (2,844)
                          --------   -------    ------     --------     --------    ------   --------      ---------
Net loss................   (93,007)   (4,491)      --       (97,498)     (12,584)     (599)   (21,365)      (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock..................    (2,299)     (207)    2,506(5)       --           --        --         --             --
                          --------   -------    ------     --------     --------    ------   --------      ---------
Net loss applicable to
 common stockholders....  $(95,306)  $(4,698)   $2,506     $(97,498)    $(12,584)   $ (599)  $(21,365)     $(132,046)
                          ========   =======    ======     ========     ========    ======   ========      =========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders....  $  (2.32)
                          ========
Shares used to calculate
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders....    41,142
                          ========
Pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders....                                                                                   $   (2.11)
                                                                                                           =========
Shares used to calculate
 pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders....                                                                                      62,474(6)
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

                                                                   Year ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
    SpringStreet acquisition.....................................     2,725
    Homefair acquisition.........................................       208
    NSI Reorganization...........................................     1,163
    Conversion of preferred stock in connection with IPO.........    14,918
    Conversion of NAR's RealSelect shares into HomeStore.com
     shares......................................................     2,318

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Homestore.com, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Homestore.com and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Century City, California
March 16, 2001

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  180,985  $ 90,382
  Short-term investments.................................     75,295       --
  Marketable equity security.............................        247     4,230
  Accounts receivable, net of allowance for doubtful
   accounts of $4,477 and $1,627 at December 31, 2000 and
   1999, respectively....................................     44,472    13,428
  Current portion of notes receivable....................      5,598       --
  Current portion of prepaid distribution expense .......     49,140     7,868
  Other current assets...................................     23,567     5,371
                                                          ----------  --------
Total current assets.....................................    379,304   121,279
Prepaid distribution expense, net of current portion.....    159,226     6,167
Property and equipment, net..............................     45,061     6,305
Intangible assets, net...................................    194,742   138,612
Restricted cash..........................................     90,000       --
Other assets.............................................     50,322     4,200
                                                          ----------  --------
    Total assets......................................... $  918,655  $276,563
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   13,062  $  5,349
  Accrued liabilities....................................     49,235    23,687
  Deferred revenue.......................................     24,194    13,478
  Current portion of notes payable.......................        411    37,943
                                                          ----------  --------
Total current liabilities................................     86,902    80,457
Distribution obligation..................................    189,848       --
Deferred revenue.........................................      2,896       --
Notes payable, net of current portion....................        --        633
Other non-current liabilities............................      4,646       --
                                                          ----------  --------
                                                             284,292    81,090
                                                          ----------  --------
Commitments and contingencies (Note 19)
Stockholders' equity:
  Convertible preferred stock............................        --        --
  Common stock, $.001 par value; 500,000 shares
   authorized, 88,294 and 75,251 shares issued at
   December 31, 2000 and December 31, 1999, respectively,
   and 82,761 and 70,189 shares outstanding at December
   31, 2000 and December 31, 1999, respectively..........         83        70
  Additional paid-in capital.............................  1,027,423   413,244
  Treasury stock, at cost; 5,533 and 5,062 shares at
   December 31, 2000 and December 31, 1999,
   respectively..........................................    (16,556)  (13,676)
  Notes receivable from stockholders.....................     (7,938)  (13,350)
  Deferred stock-based charges...........................    (97,724)  (38,947)
  Accumulated other comprehensive income.................        (23)    3,865
  Accumulated deficit....................................   (270,902) (155,733)
                                                          ----------  --------
    Total stockholders' equity...........................    634,363   195,473
                                                          ----------  --------
    Total liabilities and stockholders' equity........... $  918,655  $276,563
                                                          ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2000       1999    1998
                                                     ---------  --------  -----
Revenues...........................................  $ 229,967  $ 62,580  $ --
Cost of revenues (including non-cash equity
 charges, see note 2)..............................     62,239    21,965    --
                                                     ---------  --------  -----
Gross profit.......................................    167,728    40,615    --
                                                     ---------  --------  -----
Operating expenses:
  Sales and marketing (including non-cash equity
   charges, see note 2)............................    175,044    85,110    --
  Product development (including non-cash equity
   charges, see note 2)............................     15,554     5,380    --
  General and administrative (including non-cash
   equity charges, see note 2).....................     60,700    26,892      3
  Amortization of intangible assets................     42,900    10,192    --
  In-process research and development..............      4,048       --     --
  Litigation settlement............................        --      8,406    --
                                                     ---------  --------  -----
Total operating expenses...........................    298,246   135,980      3
                                                     ---------  --------  -----
Loss from operations...............................   (130,518)  (95,365)    (3)
Interest income, net...............................     23,031     2,386    --
Other expense, net.................................     (7,682)      (28)   --
                                                     ---------  --------  -----
Net loss...........................................   (115,169)  (93,007)    (3)
Accretion of redemption value and dividends on
 convertible preferred stock ......................        --     (2,299)   --
                                                     ---------  --------  -----
Net loss applicable to common stockholders ........  $(115,169) $(95,306) $  (3)
                                                     =========  ========  =====
Basic and diluted net loss per share applicable to
 common stockholders...............................  $   (1.44) $  (2.32) $ --
                                                     =========  ========  =====
Shares used to calculate basic and diluted net loss
 per share applicable to common stockholders.......     79,758    41,142  9,173
                                                     =========  ========  =====


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Convertible
                     Preferred                                            Notes                  Accumulated
                       Stock      Common Stock   Additional             Receivable   Deferred       Other
                   -------------- --------------  Paid-In    Treasury      From     Stock-Based Comprehensive Accumulated
                   Shares  Amount Shares  Amount  Capital     Stock    Stockholders   Charges      Income       Deficit
                   ------  ------ ------  ------ ----------  --------  ------------ ----------- ------------- -----------
Balance at
December 31,
1997.............     --    $--    8,650   $ 9   $    2,721  $    --     $   --      $    --       $   --      $  (2,863)
Exercise of stock
options..........     --     --    1,330     1          591       --        (551)         --           --            --
Net loss.........     --     --      --    --           --        --         --           --           --             (3)
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31,
1998.............     --     --    9,980    10        3,312       --        (551)         --           --         (2,866)
Reorganization
(Note 1).........   4,528      5  12,480    12       98,119    (1,770)    (3,230)     (10,079)         --        (60,860)
Comprehensive
income (loss):
 Net loss........     --     --      --    --           --        --         --           --           --        (93,007)
 Unrealized gain
 on marketable
 security........     --     --      --    --           --        --         --           --         3,865           --
                                                                                                   -------
 Comprehensive
 income (loss)...     --     --      --    --           --        --         --           --         3,865           --
                                                                                                   -------
Issuance of
common stock and
Series F
preferred stock..      96    --      643   --         3,553       --         --           --           --            --
Issuance of
common stock to
minority
interest.........     --     --      --    --           --        --         --           --           --          1,000
Exercise of stock
options..........     --     --    5,959     5       12,906       --     (11,465)         --           --            --
Other notes
receivable from
shareholders.....     --     --      --    --           --        --      (1,521)         --           --            --
Repurchase of
common stock.....     --     --   (2,903)  --           --    (11,906)     3,630          --           --            --
Issuance of
common stock.....     --     --      660   --        15,767       --        (238)         --           --            --
Repayment from
shareholder......     --     --      --    --           --        --          25          --           --            --
Issuance of
Series G
preferred stock..     341    --      --    --        17,007       --         --           --           --            --
Issuance of
Series H
preferred stock..     845      1     365   --        51,433       --         --           --           --            --
Deferred stock-
based charges....     --     --      --    --        44,095       --         --       (50,095)         --            --
Stock-based
charges..........     --     --      --    --         6,000       --         --        21,227          --            --
Accretion of
Series E
redemption
value............     --     --      --    --          (159)      --         --           --           --            --
Conversion of
convertible
preferred stock..  (5,810)    (6) 29,050    29          (23)      --         --           --           --            --
Conversion of
redeemable
convertible
preferred stock..     --     --    1,625     2        5,122       --         --           --           --            --
Conversion of NAR
shares...........     --     --    3,917     4           (4)      --         --           --           --            --
Issuance of
common stock in
initial public
offering.........     --     --    8,050     8      145,585       --         --           --           --            --
Exercise of
warrants.........     --     --      113   --         2,125       --         --           --           --            --
Litigation
settlement.......     --     --      250   --         8,406       --         --           --           --            --
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31,
1999.............     --     --   70,189    70      413,244   (13,676)   (13,350)     (38,947)       3,865      (155,733)
Comprehensive
income (loss):
 Net loss........     --     --      --    --           --        --         --           --           --       (115,169)
 Unrealized loss
 on marketable
 securities......     --     --      --    --           --        --         --           --        (4,022)          --
 Foreign currency
 translation.....     --     --      --    --           --        --         --           --           134           --
                                                                                                   -------
 Comprehensive
 loss............     --     --      --    --           --        --         --           --        (3,888)          --
                                                                                                   -------
Issuance of
common stock
under employee
stock purchase
plan and exercise
of stock
options..........     --     --    1,942     2       11,512       --         --           --           --            --
Issuance of
common stock for
acquisitions.....     --     --      613     1       51,275       --         --           --           --            --
Other issuances
of common stock..     --     --    4,992     5       70,837       --         --       (70,798)         --            --
Repayment from
stockholders.....     --     --      --    --           --        --       2,532          --           --            --
Repurchase of
common stock.....     --     --     (471)  --           --     (2,880)     2,880          --           --            --
Deferred stock-
based charges....     --     --      --    --        31,520       --         --       (31,520)         --            --
Stock-based
charges..........     --     --      --    --           --        --         --        43,541          --            --
Issuance of
common stock in
public offering..     --     --    4,073     4      428,899       --         --           --           --            --
Effect of
subsidiary equity
transactions.....     --     --      --    --         8,337       --         --           --           --            --
Exercise of
warrants.........     --     --    1,423     1       11,799       --         --           --           --            --
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31, 2000
 .................     --    $--   82,761   $83   $1,027,423  $(16,556)   $(7,938)    $(97,724)     $   (23)    $(270,902)
                   ======   ====  ======   ===   ==========  ========    =======     ========      =======     =========
                       Total
                   Stockholder's
                       Equity
                     (Deficit)
                   -------------
Balance at
December 31,
1997.............    $    (133)
Exercise of stock
options..........           41
Net loss.........           (3)
                   -------------
Balance at
December 31,
1998.............          (95)
Reorganization
(Note 1).........       22,197
Comprehensive
income (loss):
 Net loss........      (93,007)
 Unrealized gain
 on marketable
 security........        3,865
                   -------------
 Comprehensive
 income (loss)...      (89,142)
                   -------------
Issuance of
common stock and
Series F
preferred stock..        3,553
Issuance of
common stock to
minority
interest.........        1,000
Exercise of stock
options..........        1,446
Other notes
receivable from
shareholders.....       (1,521)
Repurchase of
common stock.....       (8,276)
Issuance of
common stock.....       15,529
Repayment from
shareholder......           25
Issuance of
Series G
preferred stock..       17,007
Issuance of
Series H
preferred stock..       51,434
Deferred stock-
based charges....       (6,000)
Stock-based
charges..........       27,227
Accretion of
Series E
redemption
value............         (159)
Conversion of
convertible
preferred stock..          --
Conversion of
redeemable
convertible
preferred stock..        5,124
Conversion of NAR
shares...........          --
Issuance of
common stock in
initial public
offering.........      145,593
Exercise of
warrants.........        2,125
Litigation
settlement.......        8,406
                   -------------
Balance at
December 31,
1999.............      195,473
Comprehensive
income (loss):
 Net loss........     (115,169)
 Unrealized loss
 on marketable
 securities......       (4,022)
 Foreign currency
 translation.....          134
                   -------------
 Comprehensive
 loss............     (119,057)
                   -------------
Issuance of
common stock
under employee
stock purchase
plan and exercise
of stock
options..........       11,514
Issuance of
common stock for
acquisitions.....       51,276
Other issuances
of common stock..           44
Repayment from
stockholders.....        2,532
Repurchase of
common stock.....          --
Deferred stock-
based charges....          --
Stock-based
charges..........       43,541
Issuance of
common stock in
public offering..      428,903
Effect of
subsidiary equity
transactions.....        8,337
Exercise of
warrants.........       11,800
                   -------------
Balance at
December 31, 2000
 .................    $ 634,363
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2000       1999    1998
                                                     ---------  --------  -----
Cash flows from operating activities:
Net loss...........................................  $(115,169) $(93,007) $  (3)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization......................     49,064    11,579    --
Accretion of distribution obligation...............      3,909       --     --
Provision for doubtful accounts....................      3,468     1,121    --
Amortization of discount on notes payable..........        --        581    --
Stock-based charges................................     55,655    21,227    --
In-process research and development................      4,048       --     --
Litigation settlement..............................        --      8,406    --
Other non-cash items...............................       (165)      544    --
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable..............................    (31,509)  (10,025)   --
  Prepaid distribution expense.....................    (18,204)   (3,481)   --
  Other assets.....................................    (23,248)   (3,780)   --
  Accounts payable and accrued liabilities.........     22,961    12,668   (122)
  Deferred revenue.................................      2,266     6,030    --
                                                     ---------  --------  -----
Net cash used in operating activities..............    (46,924)  (48,137)  (125)
                                                     ---------  --------  -----
Cash flows from investing activities:
Purchases of property and equipment................    (43,119)   (3,941)   --
Purchases of cost and equity investments...........    (33,927)      --     --
Purchases of short-term investments................   (219,862)      --     --
Maturities of short-term investments...............    146,320       --     --
Acquisitions, net of cash acquired.................    (42,537)  (23,845)   --
Other assets.......................................        --     (2,390)   --
                                                     ---------  --------  -----
Net cash used in investing activities..............   (193,125)  (30,176)   --
                                                     ---------  --------  -----
Cash flows from financing activities:
Proceeds from payment of stockholders' notes.......      2,532     3,655    --
Proceeds from exercise of stock options, warrants
 and share issuances under employee stock purchase
 plan..............................................     23,358     1,570    --
Net proceeds from issuance of common and preferred
 stock.............................................    428,903   167,596     41
Repurchases of common stock........................        --    (11,906)   --
Transfer to restricted cash........................    (90,000)      --     --
Repayment of notes payable.........................    (38,575)   (4,578)   --
Issuance of notes receivable.......................     (6,509)     (750)   --
Subsidiary equity transactions.....................     10,943       --     --
                                                     ---------  --------  -----
Net cash provided by financing activities..........    330,652   155,587     41
                                                     ---------  --------  -----
Change in cash and cash equivalents................     90,603    77,274    (84)
Cash assumed from NetSelect, Inc. .................        --     13,037    --
Cash and cash equivalents, beginning of period.....     90,382        71    155
                                                     ---------  --------  -----
Cash and cash equivalents, end of period...........  $ 180,985  $ 90,382  $  71
                                                     =========  ========  =====

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

  Homestore.com, Inc. ("Homestore.com" or the "Company") has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R) ("NAR"), the National Association of Home Builders ("NAHB"), the largest Multiple Listing Services ("MLSs"), the NAHB Remodelors Council, the National Association of the Remodeling Industry ("NARI"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers, builders and agents. The Company also has distribution agreements with a large number of leading Internet portal web sites.

 Company History

  Initial Business--Homestore.com was incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation ("InfoTouch") with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, the Company began to develop the technology to build and operate high traffic Internet sites with content related to real estate.

  The RealSelect Venture--Effective December 4, 1996, the Company entered into a series of agreements with the National Association of REALTORS(R) and its wholly owned subsidiary REALTORS(R) Information Network (together referred to as the "NAR") and several investors (the "Investors"). Under these agreements, the Company transferred its recently developed technology and certain of its assets relating to advertising the listing of residential real estate on the Internet into NetSelect, LLC ("LLC"), a Delaware limited liability corporation, in exchange for a 46% ownership interest. The Investors contributed capital to a newly formed company, NetSelect, Inc. ("NSI"). LLC received capital funding from NSI and in-turn contributed the assets, intellectual property and the NSI capital to RealSelect, Inc. ("RealSelect"), a Delaware corporation, in exchange for common stock representing an 85% ownership interest.

  Also effective December 4, 1996, RealSelect entered into a number of agreements with and issued cash and RealSelect common stock representing a 15% ownership interest to the NAR in exchange for the rights to operate the web site REALTOR.com(R) and pursue commercial opportunities relating to the listing of real estate on the Internet.

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

  Reorganization of RealSelect Holding Structure--Under the RealSelect agreements, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into the Company (the "Reorganization"). The share exchange lacked economic substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of individual investors were unaffected. Accordingly, the non-substantive exchange was accounted for at historical cost (Note 3).

                              HOMESTORE.COM, INC.

  The Company has incurred operating losses and negative operating cash flows since its inception. The Company has funded operations primarily through the sale of equity securities and revenues generated from operations. The Company anticipates that its existing cash and cash equivalents and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations through at least the next 12 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of the parent company and all of its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

  The Company's consolidated financial statements reflect the financial position, results of operations and cash flows of Homestore.com, Inc., formerly InfoTouch. The consolidated financial statements for 1998 primarily reflect the Company's investment in LLC accounted for under the equity method (Note 3). The consolidated financial statements following the date of the Reorganization include the accounts of RealSelect and its majority owned subsidiaries, in which the Company held a 99% ownership interest at December 31, 2000.

  Use of Estimates--The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

  Certain Reclassifications--Certain reclassifications have been made to prior years' financial statements in order to conform to the 2000 presentation.

  Cash and Cash Equivalents, Short and Long-Term Investments--All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and money market funds.

  The Company's marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expensed as incurred.

  Other Investments--The Company also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations and the equity method when ownership is greater than 20% or the Company has the ability to exercise significant influence. For these investments in privately-held companies, the Company's policy is to regularly review and monitor the companies' operating performance and assumptions underlying the cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired.

  Restricted Cash--Restricted cash consists of cash equivalents pledged as collateral for unused letters of credit.

                              HOMESTORE.COM, INC.

  Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short and long term investments, marketable equity security and accounts and notes receivable. The Company's accounts receivable is derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts and notes receivable.

  During the years ended December 31, 2000 and 1998, no customer accounted for more than 10% of the Company's net revenues. During the year ended December 31, 1999, one customer accounted for approximately 11% of the Company's net revenues. At December 31, 2000, one customer accounted for 14% of net accounts receivable. At December 31, 1999, no customer accounted for more than 10% of net accounts receivable.

  Fair Value of Financial Instruments--The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

  Prepaid Distribution--The Company has entered into various web portal distribution and preferred alliance agreements, which are being amortized ratably over the term of the agreement, generally two to five years.

  Property and Equipment--Property and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 years for computer software and equipment and 3 to 5 years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives.

  Product Development Costs--Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company had $6.5 million of capitalized software costs and $179,000 of accumulated amortization included in computer software and equipment at December 31, 2000. There were no capitalized software costs at December 31, 1999.

  Intangible Assets--Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Goodwill and all other purchased intangibles are being amortized on a straight-line basis over the estimated periods of benefit ranging from three to five years (Note 4). In addition, in connection with its formation, RealSelect made various payments and issued common stock to the NAR for the right to use the REALTOR.com(R) trademark and domain name, the "REALTORS(R)" trademark and the exclusive rights to use the web site for real estate listings under an exclusive lifetime operating agreement. The stock issued and payments made to the NAR, as well as certain milestone-based amounts subsequently earned by the NAR are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

  The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

  If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is

                              HOMESTORE.COM, INC.

determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

  Revenue Recognition--The Company derives it's revenues principally from the sale of subscription products consisting of online media and technology solutions for home and real estate professionals including web site development to real estate agents and brokers, home builders, financial service companies and property owners and managers. Revenue from technology solutions are derived from the following: (i) software license revenue, (ii) support and service revenues and (iii) web site development revenues. The Company recognizes revenues from software transactions in accordance with provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Revenues from the sale of software products are recognized upon delivery of the products and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., delivered and undelivered products, support and other services), the Company allocates revenues to the undelivered elements of the contract based on vendor-specific objective evidence of its fair value. This vendor-specific objective evidence of fair value is the sales price of the element when sold separately or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and unspecified software updates. Revenues allocated to undelivered elements are recognized when all revenue recognition criteria are met. Support and services revenues are recognized ratably over the period of the support contract. Payments for support and services are generally made in advance and are non-refundable. The products are sold in annual subscriptions and, accordingly, revenues are deferred and recognized ratably over the life of the contract, generally 12 months. These prepayments appear on the balance sheet as deferred revenues. Contracts involving web site development are accounted for using the percentage-of-completion method which is generally determined based on development costs incurred relative to total estimated costs.

  The Company sells advertising banners and traditional Internet sponsorships on our web sites. The Company also sells banner advertising pursuant to contracts with terms varying from three months to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. Equity exchanged for services is recognized during the period in which the services are provided. The Company records and measures the value of equity received in exchange for services in accordance with Emerging Issues Task Force ("EITF") 00-8 "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." The Company recognizes revenues from advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenues from these transactions are recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. During the year ended December 31, 2000, revenues from equity-for-services and advertising barter transactions were less than 5% of revenues. There were no revenues from these type of transactions during the year ended December 31, 1999.

  Advertising Expense--Advertising costs are expensed as incurred and totaled $18.1 million and $10.8 million during the years ended December 31, 2000 and 1999, respectively. No advertising costs were incurred during the year ended December 31, 1998.

                              HOMESTORE.COM, INC.

  Stock-Based Charges--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                           2000    1999   1998
                                                         -------- ------- -----
Cost of revenues........................................ $    607 $   943 $ --
Sales and marketing.....................................   51,381  14,726   --
Product development.....................................      572     447   --
General and administrative..............................    3,095   5,111   --
                                                         -------- ------- -----
                                                         $ 55,655 $21,227 $ --
                                                         ======== ======= =====

  Income Taxes--Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

  Net Loss Per Share--Net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

  Foreign Currency Translation--The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity.

  Comprehensive Income--Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short-term investments and marketable equity securities.

  Segments--The Company operates in one business segment, an Internet technology solution provider for home and real estate-related information and advertising products and services. Substantially all of the Company's operating results and identifiable assets are in the United States.

  Recent Accounting Developments--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those

                              HOMESTORE.COM, INC.

instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB No. 101 in 2000 did not have a significant impact on the Company's financial position, results of operations or cash flows.

  In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 for (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a significant impact on the Company's financial position, results of operations or cash flows.

3. REORGANIZATION OF REALSELECT:

  As described in Note 1, on February 4, 1999, RealSelect was reorganized through a non-substantive exchange of the Company's capital stock for all of the outstanding capital stock of NSI, including the assumption of warrants and options to acquire common stock. Accordingly, the Company issued the following capital stock to NSI stockholders in exchange for an equivalent number of shares (in thousands, unaudited):

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

                              HOMESTORE.COM, INC.

  Because the exchange did not affect the economic interests of NSI and Company stockholders, the Reorganization has been accounted for as a combination of the historical assets and liabilities of the two individual companies at February 4, 1999. At the date of the Reorganization, NSI assets, liabilities and stockholders' equity were as follows (in thousands):

                                                                   February 4,
                                                                      1999
                                                                   -----------
                                                                   (unaudited)
                               ASSETS
   Current assets:
     Cash and cash equivalents....................................  $ 13,037
     Other current assets.........................................     8,952
                                                                    --------
   Total current assets...........................................    21,989
   Prepaid distribution expense...................................     7,072
   Property and equipment, net....................................     2,373
   Intangible assets, net.........................................    19,463
   Other..........................................................       286
                                                                    --------
                                                                    $ 51,183
                                                                    ========
       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued liabilities.....................  $ 12,473
     Deferred revenue.............................................     6,065
   Current portion of notes payable...............................     1,746
                                                                    --------
   Total current liabilities......................................    20,284
   Notes payable..................................................     3,265
                                                                    --------
   Total liabilities..............................................    23,549
                                                                    --------
   Redeemable convertible preferred stock.........................     4,963
                                                                    --------
   Convertible preferred stock....................................         5
   Common stock...................................................         2
   Additional paid-in capital.....................................    98,129
   Treasury stock at cost.........................................    (1,770)
   Notes receivable from stockholders.............................    (3,230)
   Deferred stock charges.........................................   (10,079)
   Accumulated deficit............................................   (60,386)
                                                                    --------
       Total stockholders' equity.................................    22,671
                                                                    --------
                                                                    $ 51,183
                                                                    ========

4. ACQUISITIONS:

 The Enterprise

  In March 1998, NSI acquired all the outstanding stock of The Enterprise of America, Ltd. ("The Enterprise"), a provider of web hosting services for real estate brokers, in exchange for aggregate consideration consisting of 525,000 shares of common stock with an estimated fair value of $525,000, which is based on the terms and preferences of the shares issued in the transaction relative to the value received by the Company in its most recent financing prior to the acquisition, a note payable in the amount of $2.2 million, $705,000 in cash and other acquisition-related expenses and the assumption of $946,000 of net liabilities. The acquisition has been accounted for as a purchase. The excess of purchase consideration over net tangible assets of $3.9 million has

                              HOMESTORE.COM, INC.

been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned and in no event shall such aggregate payments exceed $1.0 million. For the years ended December 31, 1998 and 1999, no contingent payments were required under the terms of the agreement.

 MultiSearch

  In July 1998, NSI acquired all the outstanding stock of MultiSearch Solutions, Inc. ("MultiSearch"), the initial developer of the HomeBuilder.com web site, in exchange for issuing 325,000 shares of Series E redeemable convertible preferred stock with an estimated fair value of $4.8 million, which is based on the terms and preferences of the shares issued in the transaction relative to the value received by the Company in its most recent financing prior to the acquisition, a note payable in the amount of $3.6 million, $875,000 in cash and other acquisition-related expenses and the assumption of $657,000 of net liabilities. The acquisition has been accounted for as a purchase. The excess of total purchase consideration over net tangible assets acquired of $9.4 million has been allocated to goodwill which is being amortized on a straight-line basis over five years. The purchase agreement also provides for certain contingent payments in the event that predetermined levels of sales and earnings are achieved. Such payments, if any, will be accounted for as compensation expense in the period earned. For the year ended December 31, 1998, $360,000 of expense was recognized under the terms of the agreement.

 SpringStreet

  In June 1999, the Company acquired SpringStreet, Inc. ("SpringStreet"), a leading provider of online listings of homes for rent, for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. The acquisition costs aggregated approximately $51.7 million and were based on the privileges and preferences of the shares issued in the transaction relative to the value received by the Company in its April 1999 Series G financing and certain acquisition expenses. The SpringStreet acquisition was accounted for using the purchase method of accounting. The excess of total purchase consideration over net tangible assets acquired of $41.3 million has been allocated to goodwill and other purchased intangible assets which are being amortized on a straight-line basis over estimated lives ranging from three to five years.

 Homefair

  In October 1999, the Company acquired The Homebuyers Fair, Inc. and FAS-Hotline, Inc., collectively Homefair, one of the largest moving and relocation sites on the Internet, for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years.

 WyldFyre

  In March 2000, the Company acquired WyldFyre Technologies, Inc. ("WyldFyre"), a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended

                              HOMESTORE.COM, INC.

December 31, 2000, a portion of the purchase price was charged to acquired in-process research and development ("IPR&D") upon completion of the purchase price valuation by an independent third party.

 Top Producer

  In May 2000, the Company acquired Top Producer Systems, Inc. ("Top Producer"), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash and 473,538 shares of its common stock with an estimated fair value of $12.1 million. The shares vest over a three-year period and are contingent upon the Top Producer's chief executive officer's employment over a three-year period, and accordingly, the value of such shares has been recorded in deferred stock-based charges. Contingent purchase price of approximately $16.2 million may also be paid in cash or stock, if certain defined performance targets are met during the years ending December 31, 2000 through December, 31 2004. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $27.3 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party.

 The Hessel Group

  In September 2000, the Company acquired The Hessel Group ("THG"), a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of THG's option plan consisting of 135,421 options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $19.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of five years.

  The following summarized unaudited pro forma financial information excludes the acquisitions of WyldFyre, Top Producer and THG. The pro forma effect of the WyldFyre, Top Producer and THG transactions are immaterial for all periods presented and therefore are not included in the pro forma information. As such, for the year ended December 31, 2000 no pro-forma information has been presented. This information assumes the Reorganization and the acquisitions of The Enterprise, MultiSearch, SpringStreet, and Homefair acquisitions occurred at the beginning of each period (in thousands, except per share amounts):

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
   Revenues........................................................  $  73,367
   Net loss applicable to common stockholders......................   (132,046)
   Net loss per share applicable to common stockholders:
   Basic and diluted...............................................  $   (2.92)
   Weighted average shares.........................................     45,238

 In-process Research and Development

  During the year ended December 31, 2000, approximately $4.0 million of the purchase price from the acquisitions of WyldFyre and Top Producer was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party.

                              HOMESTORE.COM, INC.

  The amounts allocated to the IPR&D represented the purchased IPR&D for seven projects that had not yet reached technological feasibility and had no alternative future use. The value of these projects was determined by using the income approach. The income approach values an asset based on the earnings capacity of the asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. The future cash flows are discounted to their present value utilizing a discount rate which would provide sufficient return to a potential investor to estimate the value of the subject asset. The present value of the cash flows over the life of the asset are summed to equal the estimated value of the asset.

  To determine the value of IPR&D, the expected future cash flows, including costs to achieve technological feasibility, were discounted at a rate of 28%, taking into account risks associated with timely development and roll-out of the Company's in-process products, as well as strong growth and profit margins. At the acquisition date, it was estimated that the seven projects under development ranged from 5% to 81% complete. At the time of the valuation, these projects were expected to be completed within twelve months.

5. SHORT-TERM INVESTMENTS:

  The following table summarizes the Company's investments in available-for-sale securities (in thousands):

                                                 December 31, 2000
                                     ------------------------------------------
                                     Amortized Unrealized Unrealized Estimated
                                       Cost      Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
   Short-term investments...........  $75,334     $ --       $ 39     $75,295
   Marketable equity security.......  $   365     $ --       $118     $   247

                                                December 31, 1999
                                    ------------------------------------------
                                    Amortized Unrealized Unrealized Estimated
                                      Cost      Gains      Losses   Fair Value
                                    --------- ---------- ---------- ----------
   Marketable equity security......   $365      $3,865      $ --      $4,230

  Short-term investments consists primarily of commercial paper. There were no short-term investments at December 31, 1999. The contractual maturities of available-for-sale debt securities at December 31, 2000 are all due within one year. Marketable equity security consists of equity instruments of a publicly-held company.

6. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer software and equipment............................ $32,938  $ 5,522
   Furniture, fixtures and office equipment...................   4,962    1,588
   Leasehold improvements.....................................  15,332    1,421
                                                               -------  -------
                                                                53,232    8,531
   Less: accumulated depreciation.............................  (8,171)  (2,226)
                                                               -------  -------
                                                               $45,061  $ 6,305
                                                               =======  =======

  Depreciation expense for the years ended December 31, 2000 and 1999 was $5.9 million and $1.4 million, respectively. The Company held no depreciable assets in 1998.

                              HOMESTORE.COM, INC.

7. INTANGIBLE ASSETS:

  Intangible assets consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Purchased content...................................... $ 64,680  $ 64,680
     Goodwill...............................................  117,660    56,642
     Porting relationships..................................   10,000    10,000
     Purchased technology...................................   21,580     5,000
     NAR operating agreement................................    7,405     7,405
     Other..................................................   30,072     7,614
                                                             --------  --------
                                                              251,397   151,341
     Less: accumulated amortization.........................  (56,655)  (12,729)
                                                             --------  --------
                                                             $194,742  $138,612
                                                             ========  ========

8. OTHER ASSETS:

  Other assets consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
     Cost and equity investments................................ $43,331 $3,123
     Other......................................................   6,991  1,077
                                                                 ------- ------
                                                                 $50,322 $4,200
                                                                 ======= ======

9. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Accrued payroll and related benefits...................... $16,705 $ 7,306
     Accrued distribution fees.................................   5,576   5,724
     Accrued royalties.........................................  11,161   3,091
     Other.....................................................  15,793   7,566
                                                                ------- -------
                                                                $49,235 $23,687
                                                                ======= =======

10. RELATED-PARTY TRANSACTIONS:


  In March 1999, the NAR received shares of RealSelect common stock convertible into 297,620 shares of Company common stock in satisfaction of certain obligations under the NAR operating agreement totaling $1.0 million.

                              HOMESTORE.COM, INC.

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

  During 2000, the Company received payments, net of accrued interest, of approximately $2.5 million in connection with the issuance of these notes. Additionally, the Company repurchased 471,007 shares of common stock for approximately $2.9 million in exchange for the cancellation of promissory notes of equal value.

11. NOTES PAYABLE:

  The Company repaid approximately $38.6 million in notes payable during 2000. At December 31, 2000, the Company had a $411,000 non-interest bearing note payable outstanding, which has been discounted at 10%. This note is due in 2001.

12. STOCK PLANS:

 Option Plans

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

  In connection with the Reorganization, the Company assumed the NSI 1996 Stock Incentive Plan (the "1996 Plan") which provides for the grant of options to purchase up to 10,000,000 common shares. Under the terms of the plan, options and other equity incentive awards may be granted to employees, officers, directors and consultants at the then-current market value of the Company's common shares, as determined by the Board of Directors. Options granted generally vest over four years, 25% for the first year and monthly thereafter over the remaining three years, and expire 10 years after the date of grant.

  In January 1999, the Board of Directors adopted, and in March 1999 the Company's stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") to replace the 1996 Plan. The 1999 Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The total number of shares of common stock reserved for issuance under the 1999 Plan is equal to that number previously reserved and available for grant under the 1996 Plan. The Company will not issue new options under the 1996 Plan. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

  In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (the "SIP"). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January

                              HOMESTORE.COM, INC.

thereafter by an amount equal to 4.5% of the outstanding shares as of the preceeding December 31; provided however that it does not exceed 20 million shares. In accordance with the provisions of the 1999 Stock Incentive Plan, the number of options available for grant was increased by 3,158,509 shares in January 2000.

  In September 2000, in connection with the acquisition of THG, the Company assumed the Hessel 2000 Stock Option Plan. This Plan has 400,000 shares authorized for issuance with 135,421 options issued and outstanding. Options to be granted under this Plan will be nonqualified options and generally vest 20% after one year and monthly thereafter over the remaining four years and expire ten years after the date of grant.

  The following table summarizes the activities under the option plans (including the InfoTouch, SpringStreet, and THG options) for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                                       Weigted
                                                                       Average
                                            Number of    Price Per     Exercise
                                             Shares        Share        Price
                                            --------- ---------------- --------
   Outstanding at December 31, 1997........   4,453   $ 0.05 to $ 0.90  $ 0.26
     Granted...............................   4,782     1.00 to   1.60    1.21
     Exercised.............................  (2,434)    0.06 to   1.00     .31
     Cancelled.............................    (426)    0.30 to   1.00     .71
   Outstanding at December 31, 1998........   6,375      .05 to   1.60     .91
                                             ------   ----------------  ------
     SpringStreet options assumed..........     719      .36 to   9.83    3.36
     Granted...............................  10,214     2.00 to  69.63   13.52
     Exercised.............................  (5,967)     .05 to   9.83    2.20
     Cancelled.............................  (1,072)     .30 to  50.50    4.29
   Outstanding at December 31, 1999........  10,269      .06 to  69.63   12.60
                                             ------   ----------------  ------
     The Hessel Group options assumed......     135    36.00 to  47.13   39.77
     Granted...............................   7,483    16.63 to  89.25   34.98
     Exercised.............................  (1,708)     .30 to  34.50    4.44
     Cancelled.............................  (1,954)     .36 to  89.25   25.16
                                             ------   ----------------  ------
   Oustanding at December 31, 2000.........  14,225   $  .06 to $89.25  $23.79
                                             ======   ================  ======

  NSI options granted during the years ended December 31, 1997 and 1998 and options granted by the Company during the year ended December 31, 1999 resulted in total compensation of $1.0 million, $9.5 million and $13.4 million, respectively, and were recorded as deferred stock compensation in stockholders' equity. This deferred compensation represented the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation is included in cost of revenues, sales and marketing, product development and general and administrative expenses in the consolidated statement of operations over the related vesting period of the options. Common stock available for future grants as of December 31, 2000 was 149,270 shares.

                              HOMESTORE.COM, INC.

  Additional information with respect to the outstanding options at December 31, 2000 is as follows (shares in thousands):

                                                                     Options
                           Options Outstanding                     Exercisable
                   ------------------------------------------   ---------------------
                   Number     Weighted Average     Average      Number     Average
                     of          Remaining         Exercise       of       Exercise
    Prices:        Shares     Contractual Life      Price       Shares      Price
    -------        ------     ----------------     --------     ------     --------
$   .30 to 1.60     1,305           7.5             $ 1.09        975       $ 1.04
$  2.00 to 3.57       460           8.1               2.68        376         2.64
$  8.00 to 9.83     4,047           8.3               8.87      2,589         8.81
$16.63 to 24.63     1,144           9.2              21.49         81        20.00
$25.13 to 36.00     4,929           9.4              29.74        430        29.82
$45.00 to 54.00     1,765           9.4              47.85         75        48.04
$68.38 to 89.25       575           9.1              76.67         62        74.27
                   ------           ---             ------      -----       ------
$  .30 to 89.25    14,225           8.9             $23.79      4,588       $10.36
                   ======           ===             ======      =====       ======

  The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2000, 1999 and 1998, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                     2000       1999     1998
                                                   ---------  ---------  -----
   Net loss applicable to common stockholders:
     As reported.................................. $(115,169) $ (95,306) $  (3)
     Pro forma.................................... $(188,004) $(104,669) $  (3)
   Net loss per share-basic and diluted:
     As reported.................................. $   (1.44) $   (2.32) $ --
     Pro forma.................................... $   (2.36) $   (2.54) $ --

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

                                                  Year Ended December 31,
                                                  ---------------------------
                                                   2000      1999      1998
                                                  -------   -------   -------
   Risk-free interest rates......................       6%        6%        5%
   Expected lives (in years).....................       4         5         4
   Dividend yield................................       0%        0%        0%
   Expected volatility...........................     100%       85%        0%

  Options granted prior to the Company's initial public offering were valued using the minimum value method and therefore volatility was not applicable. The weighted-average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $25.47, $6.74 and $0.97, respectively.

 Employee Stock Purchase Plan

  In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the initial aggregate number of shares of stock that may be issued is 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to half of a percent (.5%) of the outstanding shares of stock as of the preceding

                              HOMESTORE.COM, INC.

December 31; provided, however, that the aggregate shares reserved under the plan shall not exceed 5,000,000 shares. In January 2000, the amount available under the plan was increased by 413,806. Employees can choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the Plan. The first offering period started on August 1, 1999. During 2000, the Company issued 230,590 shares of common stock under the ESPP at a weighted issuance price of $17.54 per share.

13. WARRANTS:

  In connection with the Reorganization, the Company assumed warrants to purchase common stock. The warrants issued can be converted at the election of the holder, without the payment by the holder of any additional consideration, into shares of the Company's common stock having a value equal to the fair market value of the total number of shares subject to the warrant less the exercise price for that number of shares. The following describes the terms of and accounting for the warrants assumed in the Reorganization and issued subsequently.

  In connection with entering into a web portal distribution agreement in April 1998, the Company issued warrants to purchase 792,752 shares of the Company's common stock at a weighted average exercise price of $7.00 per share. In August 1999, warrants to purchase 107,527 shares of common stock were exercised at an exercise price of $18.60 per share. The Company incurred a total charge of $12.6 million which is being amortized to sales and marketing expense over the term of the distribution agreement, approximately two years. During the year ended December 31, 2000, warrants to purchase 665,064 shares of the Company's common stock were exercised at a weighted average exercise price of $4.46 per share.

  In January 1999, NSI entered into an equipment leasing arrangement which provided for the sale and leaseback of certain existing equipment and lease financing for additional equipment needs. At December 31, 1999, the Company had leased $3.0 million of equipment, which covers the total availability under the agreement. In addition, the agreement provides the lessor with warrants to purchase up to 5,000 shares of Series F preferred stock at an exercise price of $24.00 per share, which currently represent warrants to purchase 25,000 shares of common stock at an exercise price of $4.80 per share. The Company determined that the fair value of the warrants approximated $115,000 on the date of grant.

  In February 1999, the Company closed a private equity offering to real estate brokers under the Company's Broker Gold program. The Company also issued warrants to purchase up to 364,110 shares of our common stock with an exercise price of $20.00 per share. All warrants issued are fully vested, non-forfeitable and are immediately exercisable. The Company incurred a non-cash charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two year Broker Gold program agreements. During the year ended December 31, 2000, warrants to purchase 165,901 shares of the Company's common stock were exercised.

  In August 1999, in connection with a marketing agreement, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $20.00 per share. The Company incurred a non-cash charge of $3.5 million which is being recognized as expense over the two-year term of the marketing agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable upon the closing of the IPO. These warrants were exercised in July 2000.

  In October 1999, in connection with a marketing agreement, the Company issued warrants to purchase 119,048 shares of the Company's common stock at an exercise price of $42.00 per share. The Company incurred a non-cash charge of $1.1 million which is being recognized as expense over the two-year term of the

                              HOMESTORE.COM, INC.

marketing agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. These warrants expired in April 2000.

  Throughout 1999, the Company issued warrants to purchase 910,844 shares of common stock at a weighted average price of $21.18 per share to Multiple Listing Services ("MLS") that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. During the year ended December 31, 2000, warrants to purchase 201,034 shares of the Company's common stock were exercised at a weighted average exercise price of $20.00 per share.

  In February 2000, the Company issued warrants to purchase 470,089 shares of the Company's common stock at an exercise price of $66.50 per share to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years.

  In March 2000, in connection with a marketing agreement, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a non-cash charge of $5.0 million which is being recognized as expense over the two-year term of the advertising agreement.

  Throughout 2000, the Company issued warrants to purchase 30,739 shares of the Company's common stock at a weighted average price of $85.45 per share to Multiple Listing Services ("MLS") that agreed to provide their real estate listings to the Company for publication on the Internet on a national basis. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $1.8 million which is being recognized as expense over the term of the applicable MLS agreement, approximately two to three years.

  The Company recognized $27.3 million and $8.7 million in stock-based charges for the years ending December 31, 2000 and 1999, respectively in connection with the issuance of warrants. There were no stock-based charges for 1998.

15. CAPITALIZATION:

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

                              HOMESTORE.COM, INC.

  Convertible preferred stock immediately prior to the initial public offering on August 4, 1999 was composed of the following (in thousands):

                                                      Shares
                                              ---------------------- Liquidation
                                              Authorized Outstanding   Amount
                                              ---------- ----------- -----------
     Series A................................   1,647       1,378     $  4,561
     Series B................................     353         191        1,379
     Series C................................     614         614        5,054
     Series D................................     681         681       10,991
     Series F................................   2,100       1,760       44,686
     Series G................................     341         341       17,231
     Series H................................     845         845       42,358
     Undesignated............................   3,094         --           --
                                                -----       -----     --------
                                                9,675       5,810     $126,260
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

  Immediately prior to the initial public offering, the holders of the convertible preferred stock had the following rights:

  Voting--Each share of convertible preferred stock has a number of votes equal to the number of shares of common stock then issuable upon its conversion. The convertible preferred stock generally votes together with the common stock and not as a separate class.

  Dividends--The holders of each series of convertible preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors at a rate of 6.5% of the respective issuance price per share per annum. The holders of Series D and Series F are entitled to receive cumulative dividends in preference to the holders of Series A, Series B, and Series C preferred stock and Series E redeemable convertible preferred stock and the common stock. In the event of a public offering of the Company's equity securities meeting certain minimum size requirements and timing, as defined in the Certificate of Incorporation, dividends declared, if any, will not be payable and will lapse. The holders of the Series D and Series F convertible preferred stock are entitled to dividends at their stated rate whether or not earned which are payable upon conversion provided the Company's public offering does not meet certain minimum size requirements and timing. Accordingly, the Company has recorded accretion from the date of the Reorganization of $2.3 million for the year ended December 31, 1999 related to the Series D and Series F dividends. No dividends have been declared or paid from inception.

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

                              HOMESTORE.COM, INC.

  After the full liquidation preference on all outstanding shares of convertible preferred stock has been paid, any remaining funds and assets of the Company will be distributed pro rata among the holders of the common stock.

  Redemption--If a liquidation or initial public offering has not occurred by June 30, 2002, the holders of Series E redeemable convertible preferred stock are entitled to a redemption out of the assets of the Company equal to the Series E liquidation preference. The Company recorded accretion from the date of the Reorganization of $154,000 for the year ended December 31, 1999 related to the Series E redeemable convertible preferred stock redemption value.

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

  On August 10, 1999, the Company amended its certificate of incorporation authorizing the Company to issue two classes of shares which are designated as common stock, $0.001 par value per share, and preferred stock, $0.001 par value per share. The total number of shares the Company is authorized to issue is 500 million shares of common stock and 10 million shares of preferred stock. At December 31, 2000, the Company had authorized the issuance of one share of Series A preferred stock. At December 31, 2000, one share of Series A preferred stock was issued and outstanding. The holder of Series A preferred stock has the following rights:

  Voting--Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders' meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A preferred shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A preferred is entitled to elect one (1) director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A preferred, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the Series A preferred stock. The provisions of the Article dealing with preferred stockholders rights included in the certificate of incorporation may not be amended without the approval of the holder of the Series A preferred stock.

  Dividends--In each calendar year, the holder of the Series A preferred is entitled to receive, when, as and if declared by the Board, non-cumulative dividends in an amount equal to $0.08 per share (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this Section for the Series A Preferred have been paid or declared and set apart in any calendar year of the Company, the holder of Series A preferred shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

  Liquidation--In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A preferred is entitled to receive, prior and in preference to any payment or distribution on any shares of common stock, an amount per share equal to $1.00 per share of Series A preferred. After payment of such amount, any further amounts available for distribution shall be distributed among the holders of common stock and the holders of preferred stock other than Series A preferred, if any, entitled to receive such distributions.

                              HOMESTORE.COM, INC.

  Redemption--Upon the earlier to occur of (i) termination of that certain Operating Agreement dated November 26, 1996, as the same may be amended from time to time (the "Operating Agreement"), or (ii) the National Association of REALTORS(R) ("NAR") ceases to own at least 149,778 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by the NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, among the NAR, NetSelect and NetSelect, L.L.C., or the Trademark License dated as of November 26, 1996, by and between NAR and RealSelect, at any time thereafter the Company may, at the option of the Board, redeem the Series A preferred. The redemption price for each share of Series A preferred shall be $1.00 per share.

  Conversion--Each share of Series A preferred stock shall automatically be converted into one share of common stock upon any sale, transfer, pledge, or other disposition of the share of Series A preferred to any person or entity other than the initial holder of such share of Series A preferred, or any successor by operation of law that functions as a non-profit trade association for REALTORS(R) under Section 501(c)(6) of Internal Revenue Code of 1986, as amended, that owns the REALTOR(R) trademark, or any wholly-owned affiliate of such holder as long as the holder continues to own such affiliate.

 Repurchase of Common Stock

  In February 1999, the Company repurchased 2,903,865 shares of common stock for $11.9 million.

  During 2000, the Company repurchased 471,007 shares of common stock for approximately $2.9 million in exchange for the cancellation of notes payable to the Company of equal value.

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

  In March 2000 and May 2000, in connection with acquisitions of WyldFyre Technologies, Inc. and Top Producer Systems Inc., the Company issued 589,426 shares of the Company's common stock (Note 4).

  In March 2000, in connection with a marketing agreement, the Company issued 1,085,271 shares of the Company's common stock to Budget Group, Inc. The Company recorded the $70 million difference between the fair value of the stock and the price paid by the Budget Group as deferred stock charges, which is being amortized ratably over the ten-year term of the marketing agreement (Note 19).

  In April 2000, in connection with a marketing and distribution agreement, the Company issued 3,894,343 shares of the Company's common stock to AOL (Note
19).

  The Company recognized $21.9 million and $2.8 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2000 and 1999, respectively. There were no stock-based charges for 1998.

                              HOMESTORE.COM, INC.

15. NET LOSS PER SHARE:

  The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders per share for the periods indicated (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000       1999     1998
                                                   ---------  --------  ------
   Historical presentation numerator:
     Net loss....................................  $(115,169) $(93,007) $   (3)
     Accretion of redemption value and dividends
      on convertible preferred stock.............        --     (2,299)    --
                                                   ---------  --------  ------
     Net loss applicable to common stockholders..  $(115,169) $(95,306) $   (3)
                                                   =========  ========  ======
   Denominator:
     Weighted average shares.....................     79,758    41,142   9,173
                                                   =========  ========  ======
   Basic and diluted net loss per share
    applicable to common stockholders............  $   (1.44) $  (2.32) $  --
                                                   =========  ========  ======

  The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 16,107,866, 12,892,571 and 15,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION:

  During the year ended December 31, 2000:

  .  The Company paid $1.4 million for interest.

  . The Company acquired Top Producer for $12.1 million in cash and 473,538 shares of common stock with an estimated fair value of $12.1 million and assumed net liabilities of $522,000 in connection with this purchase.

  . The Company issued 589,426 shares of common stock valued at $34.3 million as part of the WyldFyre acquisition.

  . The Company paid cash of $15.0 million and assumed an option plan consisting of 135,421 options with an estimated fair value of $4.5 million and assumed net assets of $747,220 as part of the The Hessel Group acquisition.

  . The Company issued 1,085,271 shares of common stock in connection with a marketing agreement.

  . The Company issued 3,894,343 shares of common stock in connection with a marketing and distribution agreement.

  . During 2000, the Company repurchased 471,007 shares of common stock for approximately $2.9 million in exchange for the cancellation of promissory notes to the Company of equal value.

  .  The Company received $10.4 million in equity securities for services.

  During the year ended December 31, 1999:

  . The Company issued shares of RealSelect common stock convertible into 297,620 shares of Company common stock to the NAR in satisfaction of certain obligations under the operating agreement totaling $1.0 million.

                              HOMESTORE.COM, INC.

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

  .  The Company paid $79,000 for interest.

  During the year ended December 31, 1998:

  .  The Company paid $1,000 for interest.

17. DEFINED CONTRIBUTION PLAN:

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

                              HOMESTORE.COM, INC.

18. INCOME TAXES:

  As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2000 and 1999 are as follows (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
   Deferred tax assets:
     Net operating loss carryforwards................   $ 75,154     $ 44,571
     Equity compensation.............................     19,053        5,106
     Other...........................................      2,338        1,723
                                                        --------     --------
                                                          96,545       51,400
     Less: valuation allowance.......................    (62,068)     (16,570)
                                                        --------     --------
   Net deferred tax assets...........................     34,477       34,830
                                                        --------     --------
   Deferred tax liabilities:
     Amortization of acquired intangible assets......    (34,477)     (34,830)
                                                        --------     --------
   Total gross deferred tax liabilities..............    (34,477)     (34,830)
                                                        --------     --------
   Net deferred tax asset (liability)................   $    --      $    --
                                                        ========     ========

  Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $45,498 in 2000. The increase was the result of net changes in temporary differences as well as adjustments attributable to acquisitions.

  At December 31, 2000 and 1999, the Company had net operating losses for federal income tax purposes of approximately $189.6 million and $116.7 million, respectively, which begin to expire in 2007. At December 31, 2000 and 1999, the Company had net operating losses for state income tax purposes of approximately $99.5 million and $63.3 million, respectively, which begin to expire in 2001. At December 31, 2000 and 1999, the net operating loss includes approximately $56.3 million and $1.0 million related to the exercise of employee stock options and warrants, respectively. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

19. COMMITMENTS AND CONTINGENCIES:

 Operating Leases

  The Company leases certain facilities and equipment under noncancellable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. The company also assumed noncancellable operating leases from NSI in conjunction with the Reorganization. Future minimum lease payments under these operating leases as of December 31, 2000 are as follows (in thousands):

     2001............................................................... $10,522
     2002...............................................................   8,565
     2003...............................................................   7,499
     2004...............................................................   4,819
     2005 and thereafter................................................  12,633
                                                                         -------
       Total............................................................ $44,038
                                                                         =======

                              HOMESTORE.COM, INC.

  Rental expense for the Company for operating leases was $7.5 million and $3.8 million for the years ended December 31, 2000 and 1999, respectively. Total NSI rental expense for operating leases was $749,000 for the year ended December 31, 1998.

 Distribution Agreements

  In connection with the Reorganization, the Company assumed various Internet portal distribution agreements and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements at December 31, 2000 are as follows (in thousands):

     2001............................................................... $ 7,202
     2002...............................................................   3,750
     2003...............................................................     500
     2004...............................................................     --
     2005 and thereafter................................................     --
                                                                         -------
       Total............................................................ $11,452
                                                                         =======

 AOL Agreement and Letter of Credit

  In April 2000, the Company entered into a five-year marketing and distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. As of December 31, 2000, the Company has recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of the Company's stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit and is required to pledge an amount equal to the unused portion of the letter of credit. As of December 31, 2000, the Company had pledged $90.0 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

 Budget Agreement

  In March 2000, the Company issued 1,085,271 shares of its common stock with an estimated fair value of approximately $70.0 million to Budget Group, Inc., or BGI, in connection with entering into a ten-year strategic alliance agreement that allows the Company to participate in online and offline BGI marketing activities. In this agreement, the Company has guaranteed that the price of the shares issued will be $64.50 per share on any trading day during the six month period after the second anniversary of the agreement. BGI has the right, during this period, to require Homestore, with respect to each share as to which the right is exercised, at Homestore's discretion elects, to
i) pay to BGI an amount in cash equal to the excess of the guaranteed price over the average price of the period ("the Put Amount"); ii) issue and deliver to BGI the number of shares of common stock with a value per share equal to the Put Amount; or iii) repurchase all of the shares of the stock at the guaranteed price.

                              HOMESTORE.COM, INC.

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

 Legal Proceedings

  On October 22, 1999, the Company and Cendant Corporation ("Cendant") announced a settlement of the pending litigation between the two companies. As part of the settlement, Cendant received 250,000 shares of the Company's common stock and agreed to take various actions to reaffirm various alliance agreements with the Company. In connection with the issuance of the 250,000 shares, the Company recorded a non-cash charge of $8.4 million in 1999.

  On April 25, 2000, the Company received a request for information pertaining to its business from the Antitrust Division of the U.S. Department of Justice, or DOJ. The request sought information about the Company's business as it relates to Internet realty sites in the United States, and has responded to that request. Following their review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 of the Company's acquisition of Move.com, Inc. ("Move.com") and Welcome Wagon International, Inc. ("Welcome Wagon"), collectively referred to as the Move.com Group from Cendant, the DOJ notified the Company in February 2001 that it would not oppose the closing of the acquisition, but intended to continue its investigation of certain Homestore.com agreements, including certain agreements between Homestore.com and Cendant. Homestore.com is continuing to cooperate with the DOJ with respect to that investigation.

20. SUBSEQUENT EVENTS:

 Acquisitions

  In February 2001, the Company completed the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as to the Move.com Group from Cendant in an all stock transaction valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company's common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition will be accounted for as a purchase, in accordance with generally accepted accounting principles.

 Stock Plans

  In January 2001, in accordance with plan provisions, the number of shares reserved for issuance under the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan were increased by an additional 3,724,252 and 413,806, shares, respectively.

                              HOMESTORE.COM, INC.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                    Three months Ended
                         --------------------------------------------------------------------------------
                         Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                           1999      1999      1999       1999      2000      2000      2000       2000
                         --------  --------  ---------  --------  --------  --------  ---------  --------
                                         (in thousands, except per share amounts)
Revenues................ $  5,570  $ 11,016  $ 18,625   $ 27,369  $ 38,599  $ 50,152  $ 62,203   $ 79,013
Gross profit............    2,655     6,388    12,460     19,112    27,841    36,719    45,878     57,290
Loss from operations....  (10,415)  (18,317)  (35,534)   (31,099)  (33,607)  (30,986)  (32,851)   (33,074)
Net loss................ $(10,486) $(18,280) $(34,226)  $(30,015) $(29,212) $(24,712) $(27,058)  $(34,187)
Net loss applicable to
 common stockholders.... $(10,900) $(19,343) $(35,048)  $(30,015) $(29,212) $(24,712) $(27,058)  $(34,187)
Basic and diluted net
 loss per share
 applicable to common
 stockholders........... $  (0.66) $  (0.79) $  (0.66)  $  (0.43) $  (0.39) $  (0.31) $  (0.33)  $  (0.41)

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

/s/ PricewaterhouseCoopers LLP

Century City, California
March 31, 1999

                                NETSELECT, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                    December 31,
                                                  -----------------  February 4,
                                                   1997      1998       1999
                                                  -------  --------  -----------
                                                                     (unaudited)
                     ASSETS

Current assets:
 Cash and cash equivalents......................  $ 3,094  $ 14,690   $ 13,037
 Accounts receivable, net of allowance for
  doubtful accounts of $42, $378 and $455 at
  December 31, 1997, 1998 and February 4, 1999,
  respectively..................................      282     2,070      2,333
 Current portion of prepaid distribution
  expense.......................................      --      3,830      3,482
 Deferred royalties.............................      137     1,327      1,398
 Other current assets...........................      158     1,674      1,739
                                                  -------  --------   --------
Total current assets............................    3,671    23,591     21,989
Prepaid distribution expense....................      --      7,742      7,072
Property and equipment, net.....................      397     4,118      2,373
Intangible assets, net..........................    5,019    19,724     19,463
Other assets....................................      169       187        286
                                                  -------  --------   --------
   Total assets.................................  $ 9,256  $ 55,362   $ 51,183
                                                  =======  ========   ========

 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
         STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................  $   494  $  5,499   $  4,117
 Accrued liabilities............................      772     5,801      6,156
 Due to related party...........................      --      2,200      2,200
 Deferred revenue...............................    1,314     5,439      6,065
 Current portion of notes payable...............      --      1,746      1,746
                                                  -------  --------   --------
   Total current liabilities....................    2,580    20,685     20,284

Notes payable...................................      --      3,236      3,265
Minority interest...............................      222       --         --
                                                  -------  --------   --------
                                                    2,802    23,921     23,549
                                                  -------  --------   --------

Commitments and contingencies (Note 16)

Series E redeemable convertible preferred stock,
 $.001 par value; 325 shares authorized, issued
 and outstanding at December 31, 1998 and
 February 4, 1999; redemption value of $6,003...      --      4,939      4,963
                                                  -------  --------   --------
Stockholders' equity:
 Convertible preferred stock, $.001 par value;
  9,675 shares authorized; 2,614, 4,959 and
  4,959 shares issued at December 31, 1997 and
  1998 and February 4, 1999, respectively;
  2,614, 4,528 and 4,528 shares outstanding at
  December 31, 1997 and 1998 and February 4,
  1999, respectively; liquidation preference of
  $62,048 at December 31, 1998..................        3         5          5
 Common stock, $.001 par value; 90,000
  authorized; 383, 2,496 and 2,496 issued and
  outstanding at December 31, 1997 and 1998 and
  February 4, 1999, respectively................      --          2          2
 Additional paid-in capital.....................   12,117    96,066     98,129
 Treasury stock, at cost; 431 shares of
  convertible preferred stock at December 31,
  1998 and February 4, 1999.....................      --     (1,770)    (1,770)
 Notes receivable from stockholders.............      --     (3,230)    (3,230)
 Deferred stock charges.........................     (739)   (8,676)   (10,079)
 Accumulated deficit............................   (4,927)  (55,895)   (60,386)
                                                  -------  --------   --------
   Total stockholders' equity...................  $ 6,454  $ 26,502   $ 22,671
                                                  -------  --------   --------
                                                  $ 9,256  $ 55,362   $ 51,183
                                                  =======  ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended       January 1
                                                   December 31,         to
                                                 -----------------  February 4,
                                                  1997      1998       1999
                                                 -------  --------  -----------
                                                                    (unaudited)
Revenues........................................ $ 1,282  $ 15,003    $ 2,433
Cost of revenues (excluding $141 in non-cash
 equity charges for the year ended December 31,
 1998)..........................................     335     7,338        798
                                                 -------  --------    -------
Gross profit....................................     947     7,665      1,635
                                                 -------  --------    -------
Operating expenses:
  Sales and marketing (excluding $506 in non-
   cash equity charges for the year ended
   December 31, 1998)...........................   3,200    25,560      4,064
  Product development (excluding $78 in non-cash
   equity charges for the year ended December
   31, 1998)....................................     506     4,139        174
  General and administrative (excluding $837 in
   non-cash equity charges for the year ended
   December 31, 1998)...........................   2,687     6,929      1,053
  Amortization of intangible assets.............     360     1,893        261
  Stock-based charges...........................     257    20,455        569
                                                 -------  --------    -------
Total operating expenses........................   7,010    58,976      6,121
                                                 -------  --------    -------
Loss from operations............................  (6,063)  (51,311)    (4,486)
Other income (expense), net.....................      74       121         (5)
                                                 -------  --------    -------
Net loss before minority interest...............  (5,989)  (51,190)    (4,491)
Minority interest...............................   1,239       222        --
                                                 -------  --------    -------
Net loss........................................  (4,750)  (50,968)    (4,491)
Accretion of redemption value and dividends on
 convertible preferred stock....................     --     (1,659)      (207)
Repurchase of convertible preferred stock.......     --     (7,727)       --
                                                 -------  --------    -------
Net loss applicable to common stockholders...... $(4,750) $(60,354)   $(4,698)
                                                 =======  ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                        Convertible
                         Preferred                                          Notes
                           Stock      Common Stock  Additional            Receivable  Deferred                  Total
                       -------------- -------------  Paid-in   Treasury      from      Stock    Accumulated Stockholders'
                       Shares  Amount Shares Amount  Capital    Stock    Stockholders Charges     Deficit      Equity
                       ------  ------ ------ ------ ---------- --------  ------------ --------  ----------- -------------
Balance at January 1,
 1997................  1,160    $  1    353   $--    $ 3,879   $   --      $   --     $    --    $   (177)    $  3,703
Issuance of Series A
 preferred...........    729       1    --     --      2,064       --          --          --         --         2,065
Issuance of Series B
 preferred...........    111     --     --     --        686       --          --          --         --           686
Issuance of Series C
 preferred...........    614       1    --     --      4,439       --          --          --         --         4,440
Issuance of common
 stock for
 acquisition of
 TouchTech, Inc. ....    --      --      30    --         53       --          --          --         --            53
Deferred stock
 charges.............    --      --     --     --        996       --          --         (996)       --           --
Stock-based charges..    --      --     --     --        --        --          --          257        --           257
Net loss.............    --      --     --     --        --        --          --          --      (4,750)      (4,750)
                       -----    ----  -----   ----   -------   -------     -------    --------   --------     --------
Balance at December
 31, 1997............  2,614       3    383    --     12,117       --          --         (739)    (4,927)       6,454
Issuance of Series D
 preferred...........    681       1    --     --      9,999       --          --          --         --        10,000
Issuance of common
 stock for
 acquisition of The
 Enterprise of
 America, Ltd. ......    --      --     105    --        525       --          --          --         --           525
Issuance of Series F
 preferred...........  1,664       1    --     --     39,701       --          --          --         --        39,702
Issuance of common
 stock...............    --      --   1,674      2    10,442       --          --          --         --        10,444
Exercise of stock
 options for notes
 receivable..........    --      --     221    --        151       --         (151)        --         --           --
Note receivable from
 stockholder.........    --      --     --     --        --        --       (3,079)        --         --        (3,079)
Exercise of
 warrants............    --      --     113    --        --        --          --          --         --           --
Deferred stock
 charges.............    --      --     --     --      9,497       --          --       (9,497)       --           --
Issuance of warrants
 and common stock....    --      --     --     --      2,637       --          --          --         --         2,637
Stock-based charges..    --      --     --     --     18,895       --          --        1,560        --        20,455
Accretion of Series E
 redemption value....    --      --     --     --       (171)      --          --          --         --          (171)
Repurchase of Series
 A and B preferred...   (431)    --     --     --     (7,727)   (1,770)        --          --         --        (9,497)
Net loss.............    --      --     --     --        --        --          --          --     (50,968)     (50,968)
                       -----    ----  -----   ----   -------   -------     -------    --------   --------     --------
Balance at December
 31, 1998............  4,528       5  2,496      2    96,066    (1,770)     (3,230)     (8,676)   (55,895)      26,502
Issuance of warrants
 (unaudited).........    --      --     --     --        115       --          --          --         --           115
Deferred stock
 charges
 (unaudited).........    --      --     --     --      1,972       --          --       (1,972)       --           --
Stock-based charges
 (unaudited).........    --      --     --     --        --        --          --          569        --           569
Accretion of Series E
 redemption value
 (unaudited).........    --      --     --     --        (24)      --          --          --         --           (24)
Net loss
 (unaudited).........    --      --     --     --        --        --          --          --      (4,491)      (4,491)
                       -----    ----  -----   ----   -------   -------     -------    --------   --------     --------
Balance at February
 4, 1999
 (unaudited).........  4,528    $  5  2,496   $  2   $98,129   $(1,770)    $(3,230)   $(10,079)  $(60,386)    $ 22,671
                       =====    ====  =====   ====   =======   =======     =======    ========   ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                NETSELECT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year ended      January 1 to
                                                 December 31,     February 4,
                                               -----------------  ------------
                                                1997      1998        1999
                                               -------  --------  ------------
                                                                  (unaudited)
Cash flows from operating activities:
Net loss...................................... $(4,750) $(50,968)   $(4,491)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation and amortization.................     472     2,551        339
Provision for doubtful accounts...............     --        416         68
Amortization of discount on notes payable.....     --        215         29
Other non-cash items..........................     --        961        206
Minority interest in loss.....................  (1,239)     (222)       --
Stock-based charges...........................     257    20,455        569
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable...........................     (91)   (1,638)      (330)
Prepaid distribution expense..................     --    (11,228)     1,018
Deferred royalties............................    (137)   (1,190)       (71)
Due from affiliated company...................    (119)       74         (6)
Other assets..................................    (241)       (3)       178
Accounts payable and accrued liabilities......     441     8,350     (1,026)
Deferred revenue..............................   1,290     4,125        626
                                               -------  --------    -------
Net cash provided by (used in) operating
 activities...................................  (4,117)  (28,102)    (2,891)
                                               -------  --------    -------
Cash flows from investing activities:
Purchases of property and equipment...........    (372)   (3,853)       (61)
Acquisition of The Enterprise, net of cash
 acquired.....................................     --       (705)       --
Acquisition of MultiSearch, net of cash
 acquired.....................................     --       (761)       --
Proceeds from sale of fixed assets............     --        --       1,299
Payments made in connection with operating
 agreement....................................  (1,260)      --         --
                                               -------  --------    -------
Net cash provided by (used in) investing
 activities...................................  (1,632)   (5,319)     1,238
                                               -------  --------    -------
Cash flows from financing activities:
Repayment of notes payable....................     --     (1,490)       --
Proceeds from bridge loan.....................     --     12,000        --
Repayments on bridge loan.....................     --     (1,325)       --
Note receivable from stockholder..............     --     (3,079)       --
Net proceeds from issuance of common stock....       9     8,066        --
Net proceeds from issuance of preferred
 stock........................................   7,191    40,342        --
Repurchase of preferred stock.................     --     (9,497)       --
                                               -------  --------    -------
Net cash provided by financing activities.....   7,200    45,017        --
                                               -------  --------    -------
Change in cash and cash equivalents...........   1,451    11,596     (1,653)
Cash and cash equivalents, beginning of
 period.......................................   1,643     3,094     14,690
                                               -------  --------    -------
Cash and cash equivalents, end of period...... $ 3,094  $ 14,690    $13,037
                                               =======  ========    =======
Supplemental disclosure of cash flow
 activities:
Cash paid during the year for interest........ $   --   $    170    $   --
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

                                NETSELECT, INC.

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

  Intangible Assets--Intangible assets primarily consist of goodwill resulting from the acquisitions of The Enterprise of America, Ltd. ("The Enterprise") and MultiSearch Solutions, Inc. ("MultiSearch"). This goodwill is being amortized on a straight-line basis over the estimated periods of benefit of five years. In addition, in connection with its formation, the Company entered into an exclusive lifetime operating agreement with the NAR and received intellectual property from InfoTouch. Pursuant to an operating agreement, the Company made various payments and issued RealSelect common stock to the National Association of REALTORS(R) (the "NAR") for the right to use the REALTOR.com(R) trademark and domain name, the "REALTORS(R)" trademark and the exclusive use of the web site for real estate listings. The InfoTouch intellectual property, the stock issued and payments made to the NAR, as well as certain milestone-based amounts subsequently earned by the NAR have been recorded as intangible assets and are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

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

  Advertising Expense--Advertising costs, including co-operative advertising costs, are expensed as incurred and totaled $818,000 and $3.3 million during the years ended December 31, 1997 and 1998, respectively.

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

3. INVESTMENT IN NETSELECT, LLC:

  Effective December 4, 1996, the Company entered into a series of agreements with the National Associations of REALTORS(R), and its wholly owned subsidiary REALTORS(R) Information Network (together referred to as the "NAR"), InfoTouch and several investors (collectively referred to as the "Investors") in connection with the formation of RealSelect.

  The Company sold $7.0 million of common and preferred stock to the Investors which in turn was invested in LLC for an ownership interest of 54% in LLC. InfoTouch received a 46% interest in LLC for the transfer of its assets, liabilities and intellectual property relating to the concept of listing residential real estate on the Internet. The book value of the net liabilities transferred amounted to $96,000. LLC transferred $5.8 million and the InfoTouch intellectual property to RealSelect, for an 85% ownership interest in RealSelect. RealSelect received from the NAR the right to use certain trademarks, an agreement not to compete and in return assumed certain debt of the NAR. As part of this transaction, RealSelect and the NAR entered into an operating agreement for the Internet site REALTOR.com(R), an agreement not to compete and certain trademark agreements. RealSelect

                                NETSELECT, INC.

paid the NAR and its creditors $3.4 million, forgave debt of $266,000 and issued common stock representing a 15% ownership interest to the NAR.

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

                                NETSELECT, INC.

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

6. INTANGIBLE ASSETS:

  Intangible assets consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Goodwill...........................................    $  --       $13,243
   RIN operating agreement............................     4,745        6,745
   Other..............................................       656        2,012
                                                          ------      -------
                                                           5,401       22,000
   Less: Accumulated amortization.....................      (382)      (2,276)
                                                          ------      -------
                                                          $5,019      $19,724
                                                          ======      =======

  Amortization expense for the years ended December 31, 1997 and 1998 was $360,000 and $1.9 million, respectively.

7. ACCRUED LIABILITIES:

Accrued liabilities consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
   Accrued payroll and related benefits...............     $442        $1,973
   Accrued distribution fees..........................      --          1,366
   Accrued royalties..................................      --            979
   Other..............................................      330         1,483
                                                           ----        ------
                                                           $772        $5,801
                                                           ====        ======

                                NETSELECT, INC.

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

                                NETSELECT, INC.

  The following table summarizes activity under the Plan for the years ended December 31, 1997 and 1998, and for the period from January 1, 1999 to February 4, 1999 (shares in thousands):

                                                                      Weighted
                                                                      Average
                                              Number of     Price     Exercise
                                               Shares     Per Share    Price
                                              --------- ------------- --------
   Outstanding at January 1, 1997............     335   $         .28  $  .28
     Granted.................................     287            1.50    1.50
                                                -----
   Outstanding at December 31, 1997..........     622     .28 to 1.50     .84
     Granted.................................     956    5.00 to 8.00    6.02
     Exercised...............................    (221)    .28 to 5.00     .68
     Canceled................................     (85)   1.50 to 5.00    3.90
                                                -----
   Outstanding at December 31, 1998..........   1,272     .28 to 8.00    4.56
     Granted (unaudited).....................      40           10.00   10.00
                                                -----
   Outstanding at February 4, 1999
    (unaudited)..............................   1,312    .28 to 10.00    4.74
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
                           =====                                ===

  The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                   December 31,
                                                                  ----------------
                                                                  1996  1997  1998
                                                                  ----  ----  ----
   Risk-free interest rates......................................   6%    6%    5%
   Expected lives (in years).....................................   4     5     4
   Dividend yield................................................   0%    0%    0%
   Expected volatility...........................................   0%    0%    0%

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

12. CAPITALIZATION:

  Convertible preferred stock at December 31, 1998 consists of the following (in thousands):

                                                      Shares
                                              ---------------------- Liquidation
                                              Authorized Outstanding   Amount
                                              ---------- ----------- -----------
   Series A..................................   1,647       1,378      $ 4,416
   Series B..................................     353         191        1,334
   Series C..................................     614         614        4,884
   Series D..................................     681         681       10,543
   Series F..................................   2,100       1,664       40,871
   Undesignated..............................   4,280         --           --
                                                -----       -----      -------
                                                9,675       4,528      $62,048
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

16. COMMITMENTS AND CONTINGENCIES:

 Operating Leases

  The Company leases certain facilities and equipment under noncancellable operating leases with various expiration dates through 2003. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and the Consumer Price Index. Future minimum lease payments under noncancellable operating leases at December 31, 1998 are (in thousands):

   1999................................................................. $ 2,295
   2000.................................................................   2,686
   2001.................................................................   2,553
   2002.................................................................   1,636
   2003.................................................................   1,365
                                                                         -------
     Total.............................................................. $10,535
                                                                         =======

  Total rental expense for operating leases was $149,000 and $749,000 for the years ended December 31, 1997 and 1998, respectively.

 Distribution Agreements

  The Company has entered into various Internet portal distribution and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements are as follows (in thousands):

   1999................................................................ $ 23,643
   2000................................................................   21,536
   2001................................................................   14,646
   2002................................................................    4,250
   2003................................................................      500
                                                                        --------
     Total............................................................. $ 64,575
                                                                        ========

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

                                   PART III

  Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2001 Annual Meeting of Stockholders ("the Proxy Statement").

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

Operating Agreement with the National Association of REALTORS(R)

  In November 1996, we entered into an operating agreement with the NAR which governs how our RealSelect subsidiary operates the REALTOR.com(R) web site on behalf of the NAR. The agreement may be terminated if:

  .  the number of real estate listings on REALTOR.com(R) falls below
     500,000;

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

  Restrictions on How We Operate the REALTOR.com(R) Web Site

  The operating agreement contains a number of restrictions on how our RealSelect subsidiary can operate the REALTOR.com(R) web site. These include:

  .  it cannot display any "for sale by owner" real estate listings;

  . it can only enter into agreements with parties that provide us with real estate listings, such as MLSs, on terms approved by the NAR;

  . there are specific provisions as to the types of information that the real property listings may contain as well as the manner in which they may be displayed;

  . the NAR has the right to approve the design and layout of the REALTOR.com(R) home page;

  . the NAR can require RealSelect to include on REALTOR.com(R) real estate related content it develops;

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

  We Are Subject to Noncompetition Provisions

  The REALTOR.com(R) operating agreement with the NAR requires that our REALTOR.com(R) site be our exclusive web site for displaying real property listings. This required us to obtain the consent of the NAR prior to our acquisition of the SpringStreet.com web site and the launch of our HomeBuilder.com web site and our acquisition of the Move.com Group. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of the NAR in order to complete the acquisition. Any future consents from the NAR, if obtained, could be conditioned on our restricting the operations of the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions.

  Performance Requirements for the REALTOR.com(R) Web Site

  RealSelect must maintain adequate computer systems, communications and capacity to accommodate all the real property listings on the REALTOR.com(R) web site. The computer system must also meet a number of other performance requirements. If another means of displaying electronic advertisements for real property emerges, and we do not adequately provide for the electronic display of these advertisements in the new medium, the NAR is entitled to select another real property listing provider for that new medium.

  Restrictions on the Types of Advertising We May Display on the
REALTOR.com(R) Site

  RealSelect cannot display advertisements in connection with a real property listing from many types of advertisers. For example, RealSelect cannot include advertisements related to political issues, religion, alcoholic beverages or adult-oriented products and services. Also, there are restrictions as to how RealSelect displays advertisements from banks, loan brokers, mortgage bankers and other participants in the real estate lending industry. For example, none of these advertisers can occupy or reserve more than 25% of the available advertising space for a geographic location or be given an exclusive right to advertise with respect to a particular business on the REALTOR.com(R) web site.

  Compensation to the NAR

  As consideration for entering into the operating agreement with respect to REALTOR.com(R), we are obligated to pay the amounts described below to the NAR.

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

  For 1999 and 2000, we paid the NAR $99,288 and approximately $1.8 million in royalties, respectively. These operating revenues are RealSelect's consolidated gross revenues as defined under this agreement, less sales commissions paid to third parties related to those revenues, less any revenues from permitted marketing of information or data.

Protective Provisions in Agreements with Respect to RealSelect

  The board of directors of RealSelect consists of ten members, two of whom are appointed by the NAR under the RealSelect stockholders agreement. Without the consent of the approval of six of its seven board members, RealSelect cannot (1) enter into a merger or consolidation transaction, (2) sell substantially all of its assets, or (3) change its business purpose from that specified in its certificate of incorporation, which purpose is the operation of the REALTOR.com(R) web site and real property advertising programming for electronic display and related businesses.

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

  Under the consent, in addition to the SpringStreet.com web address, we must use a REALTOR(R)-branded rental web address. If the consent is terminated we could be required to operate our rental properties web site at a different web address.

  Unless the consent is terminated as a result of a breach by the NAR, the NAR would be entitled to use the REALTOR(R)-branded web address. As a result, we would face competition from the NAR. Other important restrictions include:

  . we cannot display advertisements from the same types of advertisers that we are prohibited from displaying on our REALTOR.com(R) web site;

  . we are subject to the same restrictions as we are on the REALTOR.com(R) site as to how we display advertisements from banks, loan brokers, mortgage brokers and other participants in the real estate industry on pages containing listings by a REALTOR(R);

  .  the site will be owned by or through RealSelect;

  . we must offer REALTORS(R) preferred pricing for home pages or enhanced advertising on the rental web site;

  . we must use our best efforts to ensure that operating the rental site will not impact the quality or timeliness of how we perform our obligations under the operating agreement for REALTOR.com(R);

  . without the consent of the NAR, prior to the time we are using only the REALTOR(R)-branded web address, we cannot provide a link on the SpringStreet.com web site linking the REALTOR.com(R) web site to the SpringStreet.com web site and vice versa;

  . we cannot display listings for rental of units in smaller properties unless those units are listed with a REALTOR(R) or listed on a REALTOR(R)-controlled MLS, unless the NAR agrees that in a particular market, fewer than 50% of the listings are listed through REALTORS(R), in which case these properties must be listed with other non-REALTOR(R) real estate professionals; and

  . we cannot list properties for sale on this site for the duration of our REALTOR.com(R) operating agreement and for an additional two years.

Trademark License and Joint Ownership of Software

  Under a trademark license agreement with the NAR, we are exclusively authorized to use the NAR's federally registered REALTOR(R) membership mark, the domain name REALTOR.com(R) and a NAR logo in conjunction with our REALTOR.com(R) web site. Under a joint ownership agreement, the software we use to run the REALTOR.com(R) web site and any enhancements to that software are jointly owned by the NAR and us. If the agreement under which we operate REALTOR.com(R) is terminated, we must transfer a copy of this software and assign our agreements with data content providers, including MLSs, to the NAR. The NAR would then be entitled to use the software for "real estate related businesses" and could operate the REALTOR.com(R) web site itself or through a third party. Following any termination of the operating agreement, the NAR could also terminate the trademark license agreement.

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

Board Representation

  On August 4, 1999, we issued to the NAR one share of our Series A preferred stock. As long as the REALTOR.com(R) operating agreement is in effect and the NAR continues to hold at least 20% of the shares of common stock it owned prior to our initial public offering on August 4, 1999, the NAR will be entitled to nominate one member to our board, through its ownership of the one share of our Series A preferred stock. See "Description of Capital Stock." Under our RealSelect stockholders agreement, so long as our operating agreement remains in effect, the NAR will have the right to nominate two members to RealSelect's board of directors.

  Mr. McDermott, the NAR designee to our board, is a member of the Executive Committee of the National Association of REALTORS(R).

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

  Term of the agreement. This agreement runs through June 2018 and automatically renews for successive two year periods. However, if the NAR terminates our REALTOR.com(R) operating agreement, the NAHB can terminate the agreement within the six months following such termination, for any reason if it provides us with three months' prior notice. If the NAHB chooses to terminate the agreement in this manner prior to June 2008, however, its non-competition obligation described above will last for a period of two years after the agreement terminates. In addition, the NAHB can terminate the agreement within 30 days of a change of control of Homestore.com. The operating agreement may also be terminated if either of us materially breaches a term of the agreement or becomes bankrupt or insolvent.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 44 of this report.

  (2) Financial Statement Schedule: See Item 14, "Exhibits on Form 10-K," Exhibit Number 99.02.

  (b) Reports on Form 8-K

  On October 27, 2000, the Company filed a report on Form 8-K with the Securities and Exchange Commission in connection with the proposed acquisition of the Move.com Group.

  (c) Exhibits

   Number                              Exhibit Title
   ------                              -------------
    2.01    Agreement and Plan of Merger dated December 31, 1998, between
             NetSelect, Inc. and InfoTouch Corporation.(1)
    2.02    Agreement and Plan of Reorganization dated June 20, 1998, among
             NetSelect, Inc., National New Homes Co., Inc., MultiSearch
             Solutions, Inc., Fred White, and R. Fred White III.(1)
    2.03    Exchange Agreement dated March 31, 1998, among NetSelect, Inc., The
             Enterprise of America, Ltd., and Roger Scommegna.(1)
    2.04    Agreement and Plan of Reorganization/Merger between NetSelect, Inc.
             and SpringStreet.com.(1)
    2.05    Stock Purchase Agreement dated as of October 12, 1999 by and among
             Homestore.com, a Delaware Corporation, The Homebuyer's Fair, Inc.,
             an Arizona corporation ("HBF"), the current shareholders of HBF as of the date thereof and certain persons who will become
             shareholders of HBF prior to the Closing, and Central Newspapers,
             Inc., an Indiana corporation ("CNI"), as Shareholder Agent.(2)
    2.06    Stock Purchase Agreement dated as of October 12, 1999 by and among
             Homestore.com, Inc., FAS-Hotline, Inc., an Arizona corporation
             ("FAS"), the shareholders of FAS, and CNI, as Shareholder
             Agent.(2)
    2.07    Agreement and Plan of Reorganization, by and among Homestore.com,
             Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com,
             Inc., Welcome Wagon International, Inc., Cendant Membership
             Services Holdings, Inc. and Cendant Corporation, dated as of
             October 26, 2000. (5)
    3.01    Registrant's Amended and Restated Certificate of Incorporation.(1)
    3.02    Registrant's Bylaws.(1)
    3.05.1  RealSelect, Inc.'s Certificate of Incorporation dated October 25,
             1996.(1)
    3.05.2  RealSelect, Inc.'s Certificate of Amendment to Certificate of
             Incorporation dated November 25, 1996.(1)
    3.06    RealSelect, Inc.'s Bylaws dated November 26, 1996.(1)
    3.07    Amended By-Laws of RealSelect, Inc.(1)
    4.01    Form of Specimen Certificate for Registrant's common stock.(1)
    4.02.1  NetSelect, Inc. Second Amended and Restated Stockholders Agreement
             dated January 28, 1999.(1)
    4.02.2  Amendment No. 1 to NetSelect, Inc. Second Amended and Restated
             Stockholders Agreement dated January 28, 1999.(1)
   10.01    Form of Indemnity Agreement between Registrant and each of its directors and executive officers.(1)
   10.02.1  Operating Agreement dated November 26, 1996, between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc.(1)
   10.02.2  First Amendment to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated December 27,
             1996.(1)

   Number                              Exhibit Title
   ------                              -------------
   10.02.3  Amendment No. 2 to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated May 28,
             1999.(1)
   10.03    Master Agreement dated November 26, 1996, among NetSelect, Inc.,
             NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney
             Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and
             REALTORS(R) Information Network, Inc.(1)
   10.04    Joint Ownership Agreement dated November 26, 1996, among the
             National Association of REALTORS(R), NetSelect, L.L.C., and
             NetSelect, Inc.(1)
   10.05    Trademark License dated November 26, 1996, between the National
             Association of REALTORS(R) and RealSelect, Inc.(1)
   10.06    Stock and Interest Purchase Agreement (NetSelect Series A and B
             Preferred) dated November 26, 1996, among NetSelect, Inc.,
             NetSelect L.L.C., and InfoTouch Corporation.(1)
   10.07    NetSelect, Inc. 1996 Stock Incentive Plan.(1)
   10.08    NetSelect, Inc. 1999 Equity Incentive Plan.(1)
   10.09    Homestore.com, Inc. 1999 Stock Incentive Plan.(1)
   10.10    Homestore.com, Inc. 1999 Employee Stock Purchase Plan.(1)
   10.11    InfoTouch Corporation 1994 Stock Incentive Plan.(1)
   10.12    Move.com, Inc. Stock Incentive Plan.(6)
   10.13    Cendant Corporation Move.com Group 1999 Stock Option Plan as
             assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000.(6)
   10.14    1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998.(6)
   10.15    Amendment to Amended and Restated 1997 Stock Incentive Plan of
             Cendant Corporation dated March 27, 2000.(6)
   10.16    Amendment to Amended and Restated 1997 Stock Incentive Plan of
             Cendant Corporation dated March 28, 2000.(6)
   10.17    Employment Agreement between NetSelect, Inc. and Stuart H. Wolff,
             Ph.D.(1)
   10.18    Employment Agreement between NetSelect, Inc. and Richard
             Janssen.(1)
   10.19    Employment Agreement between NetSelect, Inc. and Michael A.
             Buckman.(1)
   10.20    Office Lease dated September 18, 1998 between RealSelect, Inc. and
             WHLNF Real Estate Limited Partnership for 225 West Hillcrest,
             Suite 100, Thousand Oaks, California.(1)
   10.21    First Amendment to Office Lease dated March 31, 1999 between
             RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225
             West Hillcrest, Suite 100, Thousand Oaks, California(1)
   10.22    401(k) Plan.(1)
   10.23    Employment Agreement between NetSelect, Inc. and Peter Tafeen.(1)
   10.24    Amendment to Employment Contract between NetSelect, Inc. and Peter
             Tafeen.(1)
   10.25    Employment Agreement between NetSelect, Inc. and John M.
             Giesecke.(1)
   10.26    Employment Agreement between NetSelect, Inc. and David
             Rosenblatt.(1)
   10.27    Agreement dated August 21, 1998 among RealSelect, RIN, the NAR,
             NetSelect and NetSelect L.L.C.(1)
   10.28    Agreement among NetSelect, Inc., RealSelect, Inc., RIN and NAR dated May 28, 1999.(1)
   10.29    Second Amended and Restated Interactive Marketing Agreement among
             RealSelect, Inc., NetSelect, Inc. and America Online, Inc. dated
             April 8, 1998.(1)(3)
   10.30    Letter Agreement regarding rental site acquisition among the NAR,
             RIN and RealSelect, Inc. dated May 17, 1999.(1)(3)
   10.31    Employment Agreement between Homestore.com, Inc. and M. Jeffrey
             Charney.(1)
   10.32    Employment Agreement between Homestore.com, Inc. and Catherine
             Kwong Giffen.(1)
   10.33    Standard Office Lease Form, Westlake North Business Park, dated
             March 7, 2000, between Westlake North Associates, LLC, and
             Homestore.com, Inc. for 30700 Russell Ranch Road, Westlake
             Village, California*
   21.01    Subsidiaries of Registrant.*
   23.01    Consent of PricewaterhouseCoopers LLP, independent accountants.*
   23.02    Report on Independent Accountants on Financial Statement
             Schedules.*

   Number                           Exhibit Title
   ------                           -------------
   99.01  Information Incorporated by Reference Concerning Recent Sales of
           Unregistered Securities.*
   99.02  Schedule II--Valuation and Qualifying Accounts.*

--------
 *   Filed herewith.

(1) Incorporated by reference to exhibits previously filed with the Company's Registrant Statement on Form S-1 (File No. 333-79689).

(2) Incorporated by reference to exhibits previously filed with the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 7, 1999.

(3) Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a previous confidential treatment request.

(4) Incorporated by reference to exhibits previously filed with the Company's Registration Statement on Form S-1 (File No. 333-94467).

(5) Incorporated by reference herein to the Appendix to the Definitive Proxy Statement filed with the Securities and Exchange Commission on November 29, 2000.

(6) Incorporated by reference herein to the Company's Form S-8 filed with the Securities and Exchange Commission on February 16, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001
                                          Homestore.com, Inc.

                                                    /s/ Stuart H. Wolff
                                          By: _________________________________
                                                      Stuart H. Wolff
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                    /s/ Joseph J. Shew
                                          By: _________________________________
                                                      Joseph J. Shew
                                               Senior Vice President, Chief
                                              Financial Officer and Assistant
                                                         Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
Principal Executive Officer:

      /s/ Stuart H. Wolff            Chairman of the Board, Chief  March 30, 2001
____________________________________ Executive Officer and
          Stuart H. Wolff            Director

Principal Financial Officer and
Principal Accounting Officer:

       /s/ Joseph J. Shew            Senior Vice President, Chief  March 30, 2001
____________________________________ Financial Officer and
           Joseph J. Shew            Assistant Secretary

Additional Directors:

   /s/ Terrence M. McDermott         Director                      March 30, 2001
____________________________________
       Terrence M. McDermott

       /s/ L. John Doerr             Director                      March 30, 2001
____________________________________
           L. John Doerr

       /s/ Joe F. Hanauer            Director                      March 30, 2001
____________________________________
           Joe F. Hanauer

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ William E. Kelvie           Director                      March 30, 2001
____________________________________
         William E. Kelvie

      /s/ Kenneth K. Klein           Director                      March 30, 2001
____________________________________
          Kenneth K. Klein