Form 10-Q
period 2001-03-31
HOMESTORE COM INC
filed 2001-05-15
CIK 1085770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2001

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

                                Yes [X] No [_]

   At April 30, 2001, the registrant had 107,490,834 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Homestore.com, Inc

                                     Index

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Homestore.com, Inc. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets.........................     1

          Unaudited Consolidated Statements of Operations...............     2

          Unaudited Consolidated Statements of Cash Flows...............     3

          Notes to Unaudited Condensed Consolidated Financial
            Statements..................................................     4

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    18

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    19

 Item 2. Changes in Securities and Use of Proceeds......................    19

 Item 3. Defaults Upon Senior Securities................................    19

 Item 4. Submission of Matters to a Vote of Security Holders............    19

 Item 5. Other Information..............................................    20

 Item 6. Exhibits and Reports on Form 8-K...............................    20

 SIGNATURES..............................................................   21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,   December 31,
                                                        2001          2000
                                                     -----------  ------------
                                                     (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $  284,152    $  180,985
  Short-term investments............................     19,078        75,295
  Marketable equity securities......................      4,459           247
  Accounts receivable, net..........................     59,227        44,472
  Current portion of notes receivable...............      7,299         5,598
  Current portion of prepaid distribution expense...     46,557        49,140
  Other current assets..............................     34,083        23,567
                                                     ----------    ----------
    Total current assets............................    454,855       379,304

Prepaid distribution expense, net of current
 portion............................................    145,732       159,226
Property and equipment, net.........................     71,341        45,061
Intangible assets, net..............................    991,052       194,742
Restricted cash.....................................     90,000        90,000
Other long-term assets..............................     31,543        50,322
                                                     ----------    ----------
    Total assets.................................... $1,784,523    $  918,655
                                                     ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................. $   35,257    $   13,473
  Accrued liabilities...............................     85,156        49,235
  Deferred revenue..................................     76,226        27,090
                                                     ----------    ----------
Total current liabilities...........................    196,639        89,798

Distribution obligation.............................    193,551       189,848
Other...............................................      4,919         4,646
                                                     ----------    ----------
    Total liabilities...............................    395,109       284,292
                                                     ----------    ----------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Convertible preferred stock.......................
  Common stock......................................        107            83
  Additional paid-in capital........................  1,867,616     1,027,423
  Treasury stock....................................    (17,531)      (16,556)
  Notes receivable from stockholders................     (6,006)       (7,938)
  Deferred stock-based charges......................   (114,480)      (97,724)
  Accumulated other comprehensive loss..............     (2,242)          (23)
  Accumulated deficit...............................   (338,050)     (270,902)
                                                     ----------    ----------
    Total stockholders' equity......................  1,389,414       634,363
                                                     ----------    ----------
    Total liabilities and stockholders' equity...... $1,784,523    $  918,655
                                                     ==========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Revenues................................................... $105,491  $ 38,599
Cost of revenues (including non-cash equity charges, see
 note 8)...................................................   28,028    10,758
                                                            --------  --------
Gross profit...............................................   77,463    27,841
                                                            --------  --------
Operating expenses:
  Sales and marketing (including non-cash equity charges,
   see note 8).............................................   67,013    39,208
  Product development (including non-cash equity charges,
   see note 8).............................................    5,484     2,026
  General and administrative (including non-cash equity
   charges, see note 8)....................................   22,916    11,822
  Amortization of intangible assets........................   33,788     8,392
  Acquisition and reorganization charges...................    7,065       --
                                                            --------  --------
    Total operating expenses...............................  136,266    61,448
                                                            --------  --------
Loss from operations.......................................  (58,803)  (33,607)
Interest income, net.......................................    4,451     4,409
Other expense, net.........................................  (12,796)      (14)
                                                            --------  --------
Net loss................................................... $(67,148) $(29,212)
                                                            ========  ========
Basic and diluted net loss per share....................... $   (.71) $   (.39)
                                                            ========  ========
Shares used to calculate basic and diluted net loss per
 share.....................................................   94,925    74,052
                                                            ========  ========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Three Months
                                                              Ended March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Cash flows from operating activities:
Net loss...................................................  $(67,148) $(29,212)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
Depreciation...............................................     4,486       675
Amortization of intangible assets..........................    33,788     8,392
Accretion of distribution obligation.......................     3,703       --
Provision for doubtful accounts............................     1,526       277
Stock-based charges........................................    21,295    10,814
Write-down of investments..................................    11,092       --
Other non-cash items.......................................    (4,488)       32
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable......................................     2,846   (13,222)
  Prepaid distribution expense.............................     6,780   (13,608)
  Other assets.............................................     3,113    (1,108)
  Accounts payable and accrued liabilities.................    21,947     2,997
  Deferred revenue.........................................    31,648     3,728
                                                             --------  --------
Net cash provided by (used in) operating activities........    70,588   (30,235)
                                                             --------  --------
Cash flows from investing activities:
Purchases of property and equipment........................   (11,757)   (2,613)
Purchases of short-term investments........................   (20,229)      --
Maturities of short-term investments.......................    75,492       --
Purchases of cost and equity investments...................       --    (11,650)
Acquisitions, net of cash acquired.........................   (38,562)  (11,298)
Other......................................................       --        754
                                                             --------  --------
Net cash provided by (used in) investing activities........     4,944   (24,807)
                                                             --------  --------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes...............       956        71
Proceeds from exercise of stock options, warrants and share
 issuances under employee stock purchase plan..............    29,597     4,927
Net proceeds from issuance of common and preferred stock...       --    428,943
Repayment of notes payable.................................      (468)  (37,525)
Issuance of notes receivable...............................    (2,450)   (1,000)
                                                             --------  --------
Net cash provided by financing activities..................    27,635   395,416
                                                             --------  --------
Increase in cash and cash equivalents......................   103,167   340,374
Cash and cash equivalents, beginning of period.............   180,985    90,382
                                                             --------  --------
Cash and cash equivalents, end of period...................  $284,152  $430,756
                                                             ========  ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

   Homestore.com, Inc. ("Homestore.com" or the "Company") has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R) ("NAR"), the National Association of Home Builders ("NAHB"), the largest Multiple Listing Services ("MLSs"), the NAHB Remodelors Council, the National Association of the Remodeling Industry ("NARI"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers, builders and agents. The Company also has distribution agreements with a number of leading Internet portal web sites.

2. BASIS OF PRESENTATION:

   The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 2, 2001. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

   The Company has incurred operating losses since its inception. The Company has funded operations primarily through the sale of equity securities and revenues generated from operations. The Company anticipates that its existing cash and cash equivalents will be sufficient to fund its operating activities, capital expenditures and other obligations through at least the next 12 months.

3. RECENT ACCOUNTING DEVELOPMENTS:

   Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 in the first quarter of 2001 did not have an impact on the Company's financial position, results of operations or cash flows.

4. STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS:

   The increase in stockholders' equity during the first quarter of 2001 was primarily the result of the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group in which the Company issued approximately 21.4 million shares of its common stock and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. The acquisition resulted in an increase to additional paid-in capital of approximately $780.0 million.

                              HOMESTORE.COM, INC.

   The components of comprehensive loss are as follows (in thousands):

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
   Net loss............................................... $(67,148) $(29,212)
   Unrealized gains (losses) on marketable equity
    securities............................................   (1,902)    4,437
   Foreign currency translation...........................     (317)      --
                                                           --------  --------
   Comprehensive loss..................................... $(69,367) $(24,775)
                                                           ========  ========

   In connection with a marketing agreement providing for a multi-faceted marketing program, the Company issued 600,000 shares of its common stock, the fair market value of which was $11.1 million on the date of issuance of the shares. The $11.1 million was recorded as deferred stock-based charges and is being amortized over the five-year term of the agreement. The counterparty to the marketing agreement also entered into a marketing and web services agreement with the Company for $10.5 million in cash which is payable over the five-year term of the agreement. The Company is recording these transactions on a net basis.

5. ACQUISITION AND REORGANIZATION CHARGES:

   In the first quarter of 2001, the Company incurred one-time acquisition and reorganization charges of $7.1 million from the acquisition of the Move.com Group. Included in these charges were stay bonuses, severance, and facilities shut-down costs associated with this acquisition. No accruals have been made for expenses incurred beyond March 31, 2001.

6. WRITE-DOWN OF INVESTMENTS:

   During the three-month period ended March 31, 2001, the Company recorded a charge of approximately $11.1 million to write-down a portion of the Company's portfolio of cost investments in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The write-down of these investments to their net realizable values was based on a review of the companies' financial conditions, cash flow projections and operating performances.

7. ACQUISITIONS:

   In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation ("iPIX") for $13.6 million in cash and a note. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $13.7 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years.

   In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. ("CFT") for approximately $4.5 million in cash and 162,850 shares of the Company's common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years.

   In February 2001, the Company acquired all the outstanding shares of HomeWrite, Inc. ("HomeWrite") in exchange for 196,549 shares of the Company's common stock valued at $5.6 million and assumed the HomeWrite Stock option plan consisting of 196,200 stock options with an estimated fair value of $4.5 million.

                              HOMESTORE.COM, INC.

The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $12.3 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

   In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. ("Homebid") for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $2.5 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years.

   In February 2001, the Company completed the acquisitions of the Move.com Group from Cendant Corporation ("Cendant") in an all stock transaction valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company's common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $801.2 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from two to fifteen years.

   The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of each period (in thousands, except per share amounts):

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Revenues................................................ $118,438  $ 57,640
   Net loss................................................  (94,597) (102,387)
   Net loss per share:
     Basic and diluted..................................... $   (.89) $  (1.07)
     Weighted average shares...............................  105,843    95,414

8. STOCK-BASED CHARGES:

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

                              HOMESTORE.COM, INC.

   The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Cost of revenues............................................ $   105 $   198
   Sales and marketing.........................................  20,556   9,423
   Product development.........................................      99     186
   General and administrative..................................     535   1,007
                                                                ------- -------
                                                                $21,295 $10,814
                                                                ======= =======

9. NET LOSS PER SHARE:

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Numerator:
     Net loss.............................................. $(67,148) $(29,212)
                                                            ========  ========
   Denominator:
     Weighted average shares outstanding...................   94,925    74,052
                                                            ========  ========
   Basic and diluted net loss per share.................... $   (.71) $   (.39)
                                                            ========  ========

10. SEGMENT INFORMATION

   Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company operates in two principal business segments, which is consistent with the data that is made available to the Company's management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. The expenses presented below for the two business segments exclude an allocation of certain significant operating expenses that the Company views as inseparable, including marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, human resources and sales; amortization of intangible assets; stock-based charges; and acquisition and reorganization related charges. There are no inter-segment revenues. Assets and liabilities are not allocated to segments for internal reporting purposes.

                              HOMESTORE.COM, INC.

   Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Revenues:
     Professional subscriptions............................ $ 65,372  $ 22,892
     Advertising...........................................   40,119    15,707
                                                            --------  --------
                                                             105,491    38,599
                                                            --------  --------

   Operating expenses:
     Professional subscriptions............................   30,447    11,429
     Advertising...........................................   12,012     1,340
     Unallocated...........................................  121,835    59,437
                                                            --------  --------
                                                             164,294    72,206
                                                            --------  --------

   Loss from operations.................................... $(58,803) $(33,607)
                                                            ========  ========

   The Company has two separate customers within its professional subscription and advertising segments, respectively, each representing approximately fourteen percent of total revenues.

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

   The Company has entered into various agreements for the sale of its subscription-based products for cash with an independent trust, which has received irrevocable contributions from Cendant.

   On April 25, 2000, the Company received a request for information pertaining to its business from the Antitrust Division of the U.S. Department of Justice, ("DOJ"). The request sought information about the Company's business as it relates to Internet realty sites in the United States, and the Company has responded to that request. Following their review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 of the Company's acquisition of the Move.com Group from Cendant, the DOJ notified the Company in February 2001 that it would not oppose the closing of the acquisition, but intended to continue its investigation of certain Homestore.com agreements, including certain agreements between the Company and Cendant. The Company is continuing to cooperate with the DOJ with respect to that investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our annual report on Form 10-K for the year ended December 31, 2000.

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

   Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 3 of Homestore.com's Notes to the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2000. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

   Acquisitions. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX for $13.6 million in cash and a note. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc. in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we completed the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc, or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, in an all stock transaction valued at approximately $757.3 million. In connection with the acquisitions, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisitions described above have been accounted for as purchases in accordance with generally accepted accounting principles.

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

 Revenues

   Revenues increased to $105.5 million for the three months ended March 31, 2001 from revenues of $38.6 million for the three months ended March 31, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

   Subscription revenues, which represented approximately 62% of total revenues for the three months ended March 31, 2001, grew 186% from the three months ended March 31, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including sales of subscription-based products related to an independent trust. The number of professional subscriptions increased by 237% to approximately 359,000 compared to totals for the three months ended March 31, 2000 and was driven, in part by the acquisitions of the Move.com Group and iPIX.

   Advertising revenues, which represented approximately 38% of total revenues for the three months ended March 31, 2001, grew 155% from the three months ended March 31, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly in recent periods, we may be unable to sustain growth, as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

 Cost of Revenues

   Cost of revenues, including non-cash stock-based charges, increased to $28.0 million for the three months ended March 31, 2001 from cost of revenues of $10.8 million for the three months ended March 31, 2000. The increase was due primarily to our overall increased sales volume, increased salaries, increase in royalties, and hosting costs during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

   Gross margin percentage for the three months ended March 31, 2001 was 73.4%, up from gross margin percentage of 72.1% for the three months ended March 31, 2000. The increase in gross margin percentage was primarily due to increase and renewal of subscriptions as well as the continuing effort to leverage our existing web site operations.

 Operating Expenses

   Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $67.0 million for the three months ended March 31, 2001 from sales and marketing of $39.2 million for the three months ended March 31, 2000. The increase was due to a significant increase in costs associated with Internet portal distribution agreements, and marketing and listing agreements. The increase was also due to increased salaries and commissions. Stock-based charges increased by $11.2 million to $20.6 million for the three months ended March 31, 2001 from $9.4 million for the three months ended March 31, 2000 primarily due to amortization of stock-based charges relating to Internet portal distribution agreements.

   Product development. Product development expenses, including non-cash stock-based charges, increased to $5.5 million for the three months ended March 31, 2001 from product development of $2.0 million for the three months ended March 31, 2000. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites and the integration of our acquisitions into our family of web sites.

   General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $22.9 million for the three months ended March 31, 2001 from general and administrative expenses of $11.8 million for the three months ended March 31, 2000. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as well as increases in legal and other professional fees. Facility costs increased primarily due to our new corporate and central service offices.

   Amortization of intangible assets. Amortization of intangible assets was $33.8 million for the three months ended March 31, 2001 from amortization of $8.4 million for the three months ended March 31, 2000. The increase in amortization was due to the acquisitions in subsequent quarters of fiscal year 2000, primarily the acquisition of the Move.com Group.

   Acquisition and reorganization charges. One-time acquisition and reorganization charges were $7.1 million for the three months ended March 31, 2001 and they relate to the stay bonuses, severance and facilities shut-down costs associated with the acquisition of the Move.com Group. No accruals have been made for expenses incurred beyond March 31, 2001.

   Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                 Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
   Cost of revenues........................................... $    105 $   198
   Sales and marketing........................................   20,556   9,423
   Product development........................................       99     186
   General and administrative.................................      535   1,007
                                                               -------- -------
                                                               $ 21,295 $10,814
                                                               ======== =======

   Stock-based charges increased by $10.5 million to $21.3 million for the three months ended March 31, 2001 from $10.8 million for the three months ended March 31, 2000 primarily as a result of amortization relating to Internet portal distribution agreements.

 Other Expense, Net

   Other expense, net, increased to $12.8 million for the three months ended March 31, 2001 from other expense, net of $14,000 for the three months ended March 31, 2000. The increase primarily related to an $11.1 million write-down of a portion, of our portfolio of cost investments to reflect their net realizable values based on our review of the companies' financial conditions, cash flow projections and operating performances. It also includes the accretion of a marketing and distribution agreement of $3.7 million, offset by miscellaneous other income.

 Income Taxes

   As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2001 and 2000. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

 Segment Information

   We currently operate in two principal business segments, which is consistent with the data that is made available to our management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. For further information regarding segments, refer to Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

   Segment revenues. Subscription revenues, which represented approximately 62% of total revenues for the three months ended March 31, 2001, grew 186% from the three months ended March 31, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including sales of subscription-based products related to an independent trust. The number of professional subscriptions increased by 237% to approximately 359,000 compared to totals at three months ended March 31, 2000 and was driven, in part by the acquisitions of the Move.com Group and iPIX.

   Advertising revenues, which represented approximately 38% of total revenues for the three months ended March 31, 2001, grew 155% from the three months ended March 31, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements.

   Segment expenses. Subscription expenses increased to $30.4 million for the three months ended March 31, 2001 from subscription expenses of $11.4 million for the three months ended March 31, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS and an increase in staffing levels to support our growth. In addition, our acquisitions of Top Producer Systems, Inc. and the Move.com Group also contributed to the increase.

   Advertising expenses increased to $12.0 million for the three months ended March 31, 2001 from advertising expenses of $1.3 million for the three months ended March 31, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales.

   Unallocated expenses increased to $121.9 million for the three months ended March 31, 2001 from unallocated expenses of $59.4 million for the three months ended March 31, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to the Internet portal distribution agreements and a one-time charge for acquisition and reorganization charges. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.

 Liquidity and Capital Resources

   Cash provided by operating activities of $70.6 million for the quarter ended March 31, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges, non-cash items related to the acquisition and reorganization and the write-down of investments, aggregating to $71.4 million. Also contributing to cash provided by operations were the changes in balance sheet accounts, net of acquisitions, of $66.3 million. Net cash used in operating activities was $30.2 million for the quarter ended March 31, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization and stock-based charges, aggregating to $20.2 million. Adding to the cash used in operations were the changes in balance sheet accounts, net of acquisitions, of $21.2 million.

   Cash provided by investing activities of $4.9 million for the quarter ended March 31, 2001 was attributable to maturities of short-term investments of $75.5 million offset by purchases of short-term investments of $20.2 million, capital expenditures of $11.8 million and cash paid for acquisitions of $38.6 million including acquisition-related costs. Net cash used in investing activities was $24.8 million for the quarter ended March 31, 2000 was attributable to the purchase of cost and equity investments of $11.7 million, capital expenditures of $2.6 million and cash paid for acquisitions of $11.3 million including acquisition-related costs.

   Cash provided by financing activities of $27.6 million for the quarter ended March 31, 2001 was attributable to the proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan of $29.6 million offset by the issuance of notes receivable of $2.5 million. Cash provided by financing activities of $395.4 million for the quarter ended March 31, 2000 was attributable to the our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan of $4.9 million offset by the repayment of notes payable of $37.5 million and issuance of notes receivable of $1.0 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

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

   In April 2000, we entered into a five-year marketing and distribution agreement with America Online, Inc., or AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At March 31, 2001, we recorded $193.6 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit and are required to pledge an amount equal to the unused portion of the letter of credit. As of March 31, 2001, we have pledged $90.0 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. AOL can draw against this letter of credit in the event that our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

   As of March 31, 2001, we had cash and cash equivalents of $284.2 million, short-term investments of $19.1 million and restricted cash of $90.0 million. We have no material commitments other than those under operating lease agreements. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to BGI or AOL as described above, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

Risk Factors

   In addition to the factors discussed in the "Liquidity and Capital Resources" section above and in our Form 10-K for the year ended December 31, 2000 under the caption "Risk Factors" and elsewhere, the following additional factors may affect our future results:

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

   We have experienced operating losses in each quarterly and annual period since 1993, and we incurred an operating losses of $58.8 million and $33.6 million for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we had an accumulated deficit of $338.1 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of March 31, 2001, we had approximately $1,103.8 million of deferred stock-based charges and intangible assets to be amortized.

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

   We believe that our success depends in large part on the number of real estate listings received from agents, brokers, homebuilders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 30 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts to secure both our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our family of web sites could become less attractive to other real estate industry participants or consumers.

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

   Our results of operations could vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of persons purchasing advertising products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

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

  . We may expand into international markets which may expose us to relatively higher costs and greater risks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, this limits the amount of credit exposure to any one issuer.

   Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Homestore.com made the following unregistered sales of the Company's common stock during the quarter ended March 31, 2001:

                                                         Aggregate
                      Date of    Title of     Number of  Purchase
  Class of Purchaser   Sale     Securities    Securities   Price   Form of Consideration
  ------------------  ------- --------------  ---------- --------- ---------------------
 Bank of America       1/2/01 Common Stock(1)    600,000    --     As part of a marketing
 Corporation                                                       agreement
 Hartski, Inc.        1/31/01 Common Stock(1)    162,850    --     Exchange of shares in
                                                                   connection with the
                                                                   asset purchase of
                                                                   Computers for Tracts,
                                                                   Inc.
 Stockholders of       2/9/01 Common Stock(1)    196,549    --     Exchange of shares in
 HomeWrite, Inc. as a                                              connection with the
 group                                                             acquisition of
                                                                   HomeWrite, Inc.
 Cendant Corporation  2/16/01 Common Stock(1) 21,361,605    --     Exchange of shares in
                                                                   connection with the
                                                                   acquisition of the
                                                                   Move.com Group

--------
(1) Sales made in reliance on Section 4 (2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A Special Meeting of Stockholders of Homestore.com, Inc. was convened on January 11, 2001. There were present at the meeting, in person or by proxy, the holders of 60,268,922 shares, representing 73% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. At the meeting the stockholders voted on a proposal to issue shares of common stock of Homestore.com in connection with the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc. 60,174,754 votes were cast for the proposal, 74,571 votes against and 19,597 votes were withheld.

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   Not applicable

   (b) Reports on Form 8-K

   On March 1, 2001, the Company filed a report on Form 8-K announcing the completion of the Move.com Group acquisition from Cendant Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001
                                          Homestore.com, Inc



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