Form 10-Q
period 2001-06-30
HOMESTORE COM INC
filed 2001-08-14
CIK 1085770

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

                      For the Quarter Ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

                       Commission File Number 000-26659

                               ----------------

                              Homestore.com, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                       95-4438337
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                    Identification Number)

          30700 Russell Ranch Road
        Westlake Village, California                               91362
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

                                Yes [X] No [_]

  At July 31, 2001 the registrant had 108,844,766 shares of its common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements......................................................   1

         Homestore.com, Inc. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets.................................................   1

          Unaudited Consolidated Statements of Operations.......................................   2

          Unaudited Consolidated Statements of Cash Flows.......................................   3

          Notes to Unaudited Condensed Consolidated Financial Statements........................   4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  31

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  32

Item 2.  Changes in Securities and Use of Proceeds..............................................  32

Item 3.  Defaults Upon Senior Securities........................................................  32

Item 4.  Submission of Matters to a Vote of Security Holders....................................  32

Item 5.  Other Information......................................................................  32

Item 6.  Exhibits and Reports on Form 8-K.......................................................  32

SIGNATURES.....................................................................................   33

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,    December 31,
                                                        2001          2000
                                                     -----------  ------------
                                                     (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $  175,554    $  180,985
  Short-term investments............................     49,627        75,295
  Marketable equity securities......................      4,321           247
  Accounts receivable, net..........................     79,649        44,472
  Current portion of prepaid distribution expense...     48,816        49,140
  Other current assets..............................     42,040        29,165
                                                     ----------    ----------
    Total current assets............................    400,007       379,304
Prepaid distribution expense, net of current
 portion............................................    136,254       159,226
Property and equipment, net.........................     96,026        45,061
Intangible assets, net..............................    965,463       194,742
Restricted cash.....................................     90,000        90,000
Other long-term assets..............................     43,581        50,322
                                                     ----------    ----------
    Total assets.................................... $1,731,331    $  918,655
                                                     ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $   32,169    $   13,473
  Accrued liabilities...............................     79,273        49,235
  Deferred revenue..................................     73,707        24,194
                                                     ----------    ----------
    Total current liabilities.......................    185,149        86,902
Distribution obligation.............................    197,254       189,848
Other...............................................      3,336         7,542
                                                     ----------    ----------
    Total liabilities...............................    385,739       284,292
                                                     ----------    ----------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Convertible preferred stock.......................        --            --
  Common stock......................................        108            83
  Additional paid-in capital........................  1,888,609     1,027,423
  Treasury stock....................................    (17,531)      (16,556)
  Notes receivable from stockholders................     (5,251)       (7,938)
  Deferred stock-based charges......................   (107,962)      (97,724)
  Accumulated other comprehensive loss..............     (2,256)          (23)
  Accumulated deficit...............................   (410,125)     (270,902)
                                                     ----------    ----------
    Total stockholders' equity......................  1,345,592       634,363
                                                     ----------    ----------
    Total liabilities and stockholders' equity...... $1,731,331    $  918,655
                                                     ==========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                          Three Months
                                              Ended          Six Months Ended
                                            June 30,             June 30,
                                        ------------------  -------------------
                                          2001      2000      2001       2000
                                        --------  --------  ---------  --------
Revenues..............................  $129,283  $ 50,152  $ 234,774  $ 88,751
Cost of revenues (including non-cash
 equity charges, see note 7)..........    34,018    13,433     62,046    24,191
                                        --------  --------  ---------  --------
Gross profit..........................    95,265    36,719    172,728    64,560
                                        --------  --------  ---------  --------
Operating expenses:
  Sales and marketing (including non-
   cash equity charges, see note 7)...    64,897    40,417    131,910    79,625
  Product development (including non-
   cash equity charges, see note 7)...     8,930     3,738     14,414     5,764
  General and administrative
   (including non-cash equity charges,
   see note 7)........................    30,706    12,615     53,622    24,437
  Amortization of intangible assets...    54,656    10,935     88,444    19,327
  Acquisition-related and other
   charges............................     8,567       --      15,632       --
                                        --------  --------  ---------  --------
    Total operating expenses..........   167,756    67,705    304,022   129,153
                                        --------  --------  ---------  --------
Loss from operations..................   (72,491)  (30,986)  (131,294)  (64,593)
Interest income, net..................     3,768     6,645      8,219    11,054
Other expense, net....................    (3,352)     (371)   (16,148)     (385)
                                        --------  --------  ---------  --------
Net loss..............................  $(72,075) $(24,712) $(139,223) $(53,924)
                                        ========  ========  =========  ========
Basic and diluted net loss per share..  $   (.67) $   (.31) $   (1.37) $   (.70)
                                        ========  ========  =========  ========
Shares used to calculate basic and
 diluted net loss per share...........   107,695    80,153    101,345    77,102
                                        ========  ========  =========  ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Cash flows from operating activities:
Net loss.................................................  $(139,223) $ (53,924)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
Depreciation.............................................     10,774      1,658
Amortization of intangible assets........................     88,444     19,327
Accretion of distribution obligation.....................      7,406        --
Provision for doubtful accounts..........................      6,068        778
Stock-based charges......................................     40,920     21,835
Write-down of investments................................     11,592        --
Other non-cash items.....................................     (8,075)      (546)
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable....................................    (22,485)   (15,193)
  Prepaid distribution expense...........................      4,703    (24,008)
  Other assets...........................................    (14,566)    (2,101)
  Accounts payable and accrued liabilities...............     20,498      8,841
  Deferred revenue.......................................     30,530      4,477
                                                           ---------  ---------
Net cash provided by (used in) operating activities......     36,586    (38,856)
                                                           ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment......................    (42,147)   (13,400)
Purchases of short-term investments......................    (66,317)  (151,124)
Maturities of short-term investments.....................     90,492     40,000
Purchases of cost and equity investments.................        --     (27,696)
Acquisitions, net of cash acquired.......................    (68,304)   (21,592)
                                                           ---------  ---------
Net cash used in investing activities....................    (86,276)  (173,812)
                                                           ---------  ---------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes.............      1,710         16
Proceeds from exercise of stock options, warrants and
 share issuances under employee stock purchase plan......     46,780      6,350
Net proceeds from issuance of common and preferred
 stock...................................................        --     428,961
Transfer to restricted cash..............................        --     (90,000)
Repayment of notes payable...............................       (481)   (38,302)
Issuance of notes receivable.............................     (3,750)    (1,651)
Subsidiary equity transactions...........................        --      10,850
                                                           ---------  ---------
Net cash provided by financing activities................     44,259    316,224
                                                           ---------  ---------
Change in cash and cash equivalents......................     (5,431)   103,556
Cash and cash equivalents, beginning of period...........    180,985     90,382
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $ 175,554  $ 193,938
                                                           =========  =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

  Homestore.com, Inc. ("Homestore.com" or the "Company") has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R) ("NAR"), the National Association of Home Builders ("NAHB"), the largest Multiple Listing Services ("MLSs"), the NAHB Remodelors Council, the National Association of the Remodeling Industry ("NARI"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers, builders and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine web sites, including the America Online, Inc. ("AOL") network of properties.

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

  The Company has incurred operating losses since its inception. The Company has funded operations primarily through the sale of equity securities and revenues generated from operations. The Company anticipates that its existing cash and cash equivalents, short-term investments and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations through at least the next 12 months.

3. RECENT ACCOUNTING DEVELOPMENTS:

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 in the first quarter of 2001 did not have an impact on the Company's financial position, results of operations or cash flows.

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the

                              HOMESTORE.COM, INC.

accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in process of evaluating the impact of adopting SFAS Nos. 141 and 142.

4. STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS:

  The increase in stockholders' equity for the six months ended June 30, 2001 was primarily the result of the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, in which the Company issued approximately 21.4 million shares of its common stock and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. The acquisition resulted in an increase to additional paid-in capital of approximately $780.0 million.

  The components of comprehensive loss for each of the periods presented are as follows (in thousands):

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                      ------------------  -------------------
                                        2001      2000      2001       2000
                                      --------  --------  ---------  --------
   Net loss.......................... $(72,075) $(24,712) $(139,223) $(53,924)
   Unrealized losses on marketable
    securities.......................     (678)   (5,002)    (2,580)     (565)
   Foreign currency translation......      664       --         347       --
                                      --------  --------  ---------  --------
   Comprehensive loss................ $(72,089) $(29,714) $(141,456) $(54,489)
                                      ========  ========  =========  ========

  In January 2001, the Company issued 600,000 shares of its common stock, in connection with a marketing agreement providing for a multi-faceted marketing program, the fair market value of which was $11.1 million on the date of issuance of the shares. The $11.1 million was recorded as deferred stock-based charges and is being amortized over the five-year term of the agreement. The counterparty to the marketing agreement also entered into a marketing and web services agreement with the Company for $10.5 million in cash which is payable over the five-year term of the agreement. The Company is recording these transactions on a net basis.

5. ACQUISITION-RELATED AND OTHER CHARGES:

  In the first quarter of 2001, the Company incurred acquisition-related and other charges of $7.1 million from the acquisition of the Move.com Group. Included in these charges were stay bonuses, severance, and facilities shut-down costs associated with this acquisition. No accruals have been made for expenses incurred beyond March 31, 2001.

  In the second quarter of 2001, the Company incurred a charge related to the dissolution of one of the Company's subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs. No accruals have been made for expenses incurred beyond June 30, 2001.

                              HOMESTORE.COM, INC.

6. ACQUISITIONS:

  In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation ("iPIX") for $13.6 million in cash and a note. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $16.7 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

  In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. ("CFT") for approximately $4.5 million in cash and 162,850 shares of the Company's common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for CFT for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

  In February 2001, the Company acquired all the outstanding shares of HomeWrite, Inc. ("HomeWrite") in exchange for 196,549 shares of the Company's common stock valued at $5.6 million and assumed the HomeWrite Stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $12.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

  In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. ("Homebid") for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $2.5 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for Homebid for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

  In February 2001, the Company acquired all the outstanding shares of the Move.com Group from Cendant Corporation ("Cendant") valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company's common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of

                              HOMESTORE.COM, INC.

$797.4 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from two to fifteen years.

  The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of each period (in thousands, except per share amounts):

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                      ------------------  --------------------
                                        2001      2000      2001       2000
                                      --------  --------  ---------  ---------
   Revenues.......................... $129,283  $ 72,375  $ 247,721  $ 130,015
   Net loss..........................  (72,075)  (93,852)  (166,672)  (192,444)
   Net loss per share:
     Basic and diluted............... $   (.67) $   (.93) $   (1.56) $   (1.96)
     Weighted average shares.........  107,695   101,515    106,774     98,464

  In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. ("Homestyles") for approximately $22.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $23.1 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for Homestyles for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

7. STOCK-BASED CHARGES:

  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                  Three Months    Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------- ---------------
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
   Cost of revenues............................ $    81 $   148 $   186 $   346
   Sales and marketing.........................  19,054   9,977  39,610  19,400
   Product development.........................      76     140     175     326
   General and administrative..................     414     756     949   1,763
                                                ------- ------- ------- -------
                                                $19,625 $11,021 $40,920 $21,835
                                                ======= ======= ======= =======

                              HOMESTORECOM, INC.

8. NET LOSS PER SHARE:

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                      ------------------  -------------------
                                        2001      2000      2001       2000
                                      --------  --------  ---------  --------
   Numerator:
     Net loss........................ $(72,075) $(24,712) $(139,223) $(53,924)
                                      ========  ========  =========  ========
   Denominator:
     Weighted average shares
      outstanding....................  107,695    80,153    101,345    77,102
                                      ========  ========  =========  ========
   Basic and diluted net loss per
    share............................ $   (.67) $   (.31) $   (1.37) $   (.70)
                                      ========  ========  =========  ========

  The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation was 20,707,672 and 17,086,000 at June 30, 2001 and 2000, respectively.

9. SEGMENT INFORMATION:

  Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company operates in two principal business segments, which is consistent with the data that is made available to the Company's management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. The expenses presented below for the two business segments exclude an allocation of certain significant operating expenses that the Company views as inseparable, including marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care and sales operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition related charges. There are no inter-segment revenues. Assets and liabilities are not allocated to segments for internal reporting purposes.

  Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

                                        Three Months          Six Months
                                       Ended June 30,       Ended June 30,
                                      ------------------  -------------------
                                        2001      2000      2001       2000
                                      --------  --------  ---------  --------
   Revenues:
     Professional subscriptions...... $ 78,668  $ 28,720  $ 144,040  $ 51,612
     Advertising.....................   50,615    21,432     90,734    37,139
                                      --------  --------  ---------  --------
                                       129,283    50,152    234,774    88,751
                                      --------  --------  ---------  --------
   Cost of revenues and operating
    expenses:
     Professional subscriptions......   34,578    14,223     65,025    25,652
     Advertising.....................    5,370     2,932     17,382     4,272
     Unallocated.....................  161,826    63,983    283,661   123,420
                                      --------  --------  ---------  --------
                                       201,774    81,138    366,068   153,344
                                      --------  --------  ---------  --------
   Loss from operations.............. $(72,491) $(30,986) $(131,294) $(64,593)
                                      ========  ========  =========  ========

                              HOMESTORE.COM, INC.

  The Company has one customer within its professional subscriptions segment, representing approximately 12% of total revenues for the three months ended June 30, 2001. The Company has one customer within its professional subscriptions segment and one customer within its advertising segment, representing 13% and 11%, respectively, of total revenues for the six months ended June 30, 2001.

10. COMMITMENTS AND CONTINGENCIES:

  From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

  On April 25, 2000, the Company received a request for information pertaining to its business from the Antitrust Division of the U.S. Department of Justice ("DOJ"). The request sought information about the Company's business as it relates to Internet realty sites in the United States, and the Company has responded to that request. In July 2001, the Company was formally notified by the DOJ that the DOJ had concluded its inquiry into certain business activities of the Company and that no enforcement action is necessary.

11. SUBSEQUENT EVENT:

  On August 7, 2001, the Company entered into a definitive agreement to acquire iPlace, Inc. for approximately $150.0 million in cash and stock, of which approximately $70.0 million is cash. The closing of the proposed acquisition is subject to expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary closing conditions and is expected to close in the third quarter of 2001.

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

Overview

  Homestore.com, Inc., or Homestore.com or Homestore, has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our family of web sites, Homestore provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R), or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry(R), or NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders and agents. We also have distribution agreements with a number of leading Internet portal and search engine web sites, including the America Online, Inc., or AOL, network of properties.

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

  Acquisitions. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX for $13.6 million in cash and a note. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc. in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $757.3 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $22.5 million in cash. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles.

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

Three Months Ended June 20, 2001 and 2000

 Revenues

  Revenues increased to $129.3 million for the three months ended June 30, 2001 from revenues of $50.2 million for the three months ended June 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

  Subscription revenues, which represented approximately 61% of total revenues for the three months ended June 30, 2001, grew 174% from the three months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals for the three months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

  Advertising revenues, which represented approximately 39% of total revenues for the three months ended June 30, 2001, grew 136% from the three months ended June 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly in absolute dollars in recent periods, we may be unable to sustain growth, as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

 Cost of Revenues

  Cost of revenues, including non-cash stock-based charges, increased to $34.0 million for the three months ended June 30, 2001 from cost of revenues of $13.4 million for the three months ended June 30, 2000. The increase was due primarily to our overall increased sales volume as well as increases in salaries, royalties, hosting costs and depreciation during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Also contributing to the increase in cost of revenues were our recent acquisitions, primarily the acquisition of the Move.com Group. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

  Gross margin percentage for the three months ended June 30, 2001 was 73.7%, up from gross margin percentage of 73.2% for the three months ended June 30, 2000. The increase in gross margin percentage was primarily due to an increase in and renewal of subscriptions as well as our continuing effort to leverage our existing web site operations, and the completed integrations of some of our acquisitions.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $64.9 million for the three months ended June 30, 2001 from sales and marketing of $40.4 million for the three months ended June 30, 2000. The increase was due to increase in salaries and commissions, customer service related costs and stock-based charges. Stock-based charges increased by $9.1 million to $19.1 million for the three months ended June 30, 2001 from $10.0 million for the three months ended June 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution expense in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in a quarterly expense of approximately $9.3 million. Also contributing to the increase in sales and marketing expenses were our acquisitions.

  Product development. Product development expenses, including non-cash stock-based charges, increased to $8.9 million for the three months ended June 30, 2001 from product development of $3.7 million for the three months ended June 30, 2000. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites, as well as our continued development of professional productivity tools. Also contributing to the increase in product development expenses were our acquisitions.

  General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $30.7 million for the three months ended June 30, 2001 from general and administrative expenses of $12.6 million for the three months ended June 30, 2000. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and depreciation related to our capital expenditures to support our expanded operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisition of the Move.com Group and iPIX.

  Amortization of intangible assets. Amortization of intangible assets was $54.7 million for the three months ended June 30, 2001 from amortization of $10.9 million for the three months ended June 30, 2000. The increase in amortization was due to our acquisitions, primarily the Move.com Group.

  Acquisition-related and other charges. Acquisition-related and other charges were $8.6 million for the three months ended June 30, 2001 related to the dissolution of one of our subsidiaries. The charges primarily consist of severance, facilities shut-down costs and other dissolution costs.

  Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                 Three Months
                                                                Ended June 30,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Cost of revenues............................................ $    81 $   148
   Sales and marketing.........................................  19,054   9,977
   Product development.........................................      76     140
   General and administrative..................................     414     756
                                                                ------- -------
                                                                $19,625 $11,021
                                                                ======= =======

  Stock-based charges increased by $8.6 million to $19.6 million for the three months ended June 30, 2001 from $11.0 million for the three months ended June 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement and the BGI marketing agreement.

 Other Expense, Net

  Other expense, net, increased to $3.4 million for the three months ended June 30, 2001 from other expense, net of $371,000 for the three months ended June 30, 2000. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in a quarterly expense of approximately $3.7 million.

 Income Taxes

  As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended June 30, 2001 and 2000. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

 Segment Information

  We currently operate in two principal business segments, which is consistent with the data that is made available to our management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. For further information regarding segments, refer to Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

  Segment revenues. Subscription revenues, which represented approximately 61% of total revenues for the three months ended June 30, 2001, grew 174% from the three months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals at three months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

  Advertising revenues, which represented approximately 39% of total revenues for the three months ended June 30, 2001, grew 136% from the three months ended June 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements.

  Segment expenses. Subscription expenses increased to $34.6 million for the three months ended June 30, 2001 from subscription expenses of $14.2 million for the three months ended June 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in staffing levels to support our growth. In addition, our acquisitions of The Hessel Group, iPIX and the Move.com Group also contributed to the increase.

  Advertising expenses increased to $5.4 million for the three months ended June 30, 2001 from advertising expenses of $3.0 million for the three months ended June 30, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales in absolute dollars.

  Unallocated expenses increased to $161.8 million for the three months ended June 30, 2001 from unallocated expenses of $64.0 million for the three months ended June 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement and costs associated with the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.

Six Months Ended June 20, 2001 and 2000

 Revenues

  Revenues increased to $234.8 million for the six months ended June 30, 2001 from revenues of $88.8 million for the six months ended June 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

  Subscription revenues, which represented approximately 61% of total revenues for the six months ended June 30, 2001, grew 179% from the six months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals for the six months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

  Advertising revenues, which represented approximately 39% of total revenues for the six months ended June 30, 2001, grew 144% from the six months ended June 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly in absolute dollars in recent periods, we may be unable to sustain growth, as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

 Cost of Revenues

  Cost of revenues, including non-cash stock-based charges, increased to $62.0 million for the six months ended June 30, 2001 from cost of revenues of $24.2 million for the six months ended June 30, 2000. The increase was due primarily to our overall increased sales volume as well as increases in salaries, royalties, hosting costs and depreciation during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Also contributing to the increase in cost of revenues were our acquisitions, primarily the acquisition of the Move.com Group. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

  Gross margin percentage for the six months ended June 30, 2001 was 73.6%, up from gross margin percentage of 72.7% for the six months ended June 30, 2000. The increase in gross margin percentage was primarily due to the increase and renewal of subscriptions as well as our continuing effort to leverage our existing web site operations, and the completed integrations of some of our acquisitions.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $131.9 million for the six months ended June 30, 2001 from sales and marketing of $79.6 million for the six months ended June 30, 2000. The increase was due to an increase in salaries and commissions, customer service related costs and stock-based charges. Stock-based charges increased by $20.2 million to $39.6 million for the six months ended June 30, 2001 from $19.4 million for the six months ended June 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution expense in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $18.6 million for the six months ended June 30, 2001.

  Product development. Product development expenses, including non-cash stock-based charges, increased to $14.4 million for the six months ended June 30, 2001 from product development of $5.8 million for the six months ended June 30, 2000. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites as well as our continued development of professional productivity tools. Also contributing to the increase in product development expenses were our acquisitions.

  General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $53.6 million for the six months ended June 30, 2001 from general and administrative expenses of $24.4 million for the six months ended June 30, 2000. The increase was primarily due to hiring key management personnel, increased staffing levels required to support our significant growth and depreciation related to our capital expenditures to support our expanded operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisition of the Move.com Group and iPIX.

  Amortization of intangible assets. Amortization of intangible assets was $88.4 million for the six months ended June 30, 2001 from amortization of $19.3 million for the six months ended June 30, 2000. The increase in amortization was due to our acquisitions, primarily the acquisition of the Move.com Group.

  Acquisition-related and other charges. Acquisition-related and other charges were $15.6 million for the six months ended June 30, 2001 related to the stay bonuses, severance and facilities shut-down costs associated with the acquisition of the Move.com Group and costs associated with the dissolution of one of our subsidiaries.

  Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                              Six Months Ended
                                                                  June 30,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
   Cost of revenues.......................................... $    186 $    346
   Sales and marketing.......................................   39,610   19,400
   Product development.......................................      175      326
   General and administrative................................      949    1,763
                                                              -------- --------
                                                              $ 40,920 $ 21,835
                                                              ======== ========

  Stock-based charges increased by $19.1 million to $40.9 million for the six months ended June 30, 2001 from $21.8 million for the six months ended June 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement and the BGI marketing agreement.

 Other Expense, Net

  Other expense, net, increased to $16.1 million for the six months ended June 30, 2001 from other expense, net of $385,000 for the six months ended June 30, 2000. The increase primarily related to an $11.1 million write-down of a portion of our portfolio of cost investments to reflect their net realizable values based on our review of the companies' financial conditions, cash flow projections and operating performances.

  In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in an expense of approximately $7.4 million for the six months ended June 30, 2001.

 Income Taxes

  As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the six months ended June 30, 2001 and 2000. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

 Segment Information

  We currently operate in two principal business segments, which is consistent with the data that is made available to our management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. For further information regarding segments, refer to Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

  Segment revenues. Subscription revenues, which represented approximately 61% of total revenues for the six months ended June 30, 2001, grew 179% from the six months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals at six months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

  Advertising revenues, which represented approximately 39% of total revenues for the six months ended June 30, 2001, grew 144% from the six months ended June 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements.

  Segment expenses. Subscription expenses increased to $65.0 million for the six months ended June 30, 2001 from subscription expenses of $25.7 million for the six months ended June 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in staffing levels to support our growth. In addition, our acquisitions of The Hessel Group, iPIX and the Move.com Group also contributed to the increase.

  Advertising expenses increased to $17.4 million for the six months ended June 30, 2001 from advertising expenses of $4.3 million for the six months ended June 30, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales.

  Unallocated expenses increased to $283.7 million for the six months ended June 30, 2001 from unallocated expenses of $123.4 million for the six months ended June 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement, costs associated with the write-down of a portion of our portfolio of cost investments, acquisition-related charges and charges related to the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.

 Liquidity and Capital Resources

  Net cash provided by operating activities of $36.6 million for the six months ended June 30, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $157.1 million. Also contributing to cash provided by operations were the changes in operating assets and liabilities, net of acquisitions, of $18.7 million. Net cash used in operating activities was $38.9 million for the six months ended June 30, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $43.1 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $28.0 million.

  Net cash used in investing activities of $86.3 million for the six months ended June 30, 2001 was attributable to purchases of short-term investments of $66.3 million offset by maturities of short-term investments of $90.5 million, capital expenditures of $42.1 million and cash paid for acquisitions of $68.3 million including acquisition-related costs. Net cash used in investing activities of $173.8 million for the six months ended June 30, 2000 was attributable to the purchase of cost and equity investments of $27.7 million, purchases of short-term investments of $151.1 million offset by maturities of short-term investments of $40.0 million, capital expenditures of $13.4 million and cash paid for acquisitions of $21.6 million including acquisition-related costs.

  Net cash provided by financing activities of $44.3 million for the six months ended June 30, 2001 was primarily attributable to the proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $46.8 million, proceeds from the payment of stockholders' notes of $1.7 million, offset by the issuance of notes receivable of $3.7 million. Net cash provided by financing activities of $316.2 million for the six months ended June 30, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $6.4 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.3 million, the transfer of $90.0 million to restricted cash, and issuance of notes receivable of $1.7 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

   In March 2000, we issued 1,085,271 shares of our common stock to BGI in connection with entering into a ten-year marketing agreement. During the six months following March 2002, for any shares it then owns, BGI has the right to require us to compensate it for any shortfall between our trailing 30-day average closing price per share and $64.50. At our option, we may compensate BGI by making a cash payment equal to the shortfall amount, by delivering stock with a value equal to the shortfall amount or by repurchasing the shares for $64.50 per share in cash.

  In April 2000, we entered into a five-year marketing and distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

  .  $65.64 per share with respect to 60% of AOL's shares on July 31, 2003;

  .  $68.50 per share with respect to 20% of AOL's shares on July 31, 2004;
     and

  . $68.50 per share with respect to the remaining 20% of AOL's shares on July 31, 2005.

This guarantee only applies to shares that continue to be held by AOL at the applicable date.

  If there is a shortfall between the guaranteed price and the 30-day average closing price per share on the applicable date, we would have to make cash payments to AOL. The aggregate amount of cash payments we would be required to make in performing under this agreement is limited to $90.0 million. To the extent that the aggregate shortfall exceeds $90.0 million over the course of the agreement, AOL can shorten the term of the agreement. We have placed $90.0 million in restricted cash on our balance sheet, which represents a letter of credit in favor of AOL for this obligation. If we are obligated to pay AOL less than $40.0 million at the first guarantee date of July 31, 2003, then we will have the right to reduce the restricted cash to $50.0 million, which will then represent our maximum aggregate cash payment we would make in performing under the agreement after July 31, 2003.

  As of June 30, 2001, we had cash and cash equivalents of $175.6 million, short-term investments of $49.6 million and restricted cash of $90.0 million. We have no material commitments other than those under operating lease agreements. We currently anticipate that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

Risk Factors

  In addition to the factors discussed in the "Liquidity and Capital Resources" section above and in our Form 10-K for the year ended December 31, 2000 under the caption "Risk Factors" and elsewhere, the following additional factors may affect our future results. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

  Our operating agreement with the NAR contains a number of provisions that restrict how we operate our business. These restrictions include:

  . we must make quarterly royalty payments of up to 15% of RealSelect's operating revenues in the aggregate to the NAR and the entities that provide us the information for our real property listings, which we re-fer to as our data content providers;

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

  In addition, our operating agreement with the NAR contains restrictions on how we can operate the REALTOR.com(R) web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by the NAR. In addition, the NAR can require us to include on REALTOR.com(R) real estate related content it has developed. See "Certain Relationships and Related Transactions--Operating Agreement with the National Association of REALTORS(R)" included in our Form 10-K for the year ended December 31, 2000.

  If our operating agreement for REALTOR.com(R) terminates, the NAR would be able to operate the REALTOR.com(R) web site.

  If our operating agreement terminates, we must transfer a copy of the software that operates the REALTOR.com(R) web site and assign our agreements with data content providers, such as real estate brokers and MLSs, to the NAR. The NAR would then be able to operate the REALTOR.com(R) web site itself or with a third party. Many of these data content agreements are exclusive, and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods lapse.

  We are subject to noncompetition provisions with the NAR which could adversely affect our business.

  We obtained the consent of the NAR prior to our acquisition of SpringStreet and operation of the HomeBuilder.com web sites. In the future, if we were to acquire or develop another service which provides real estate listings on an Internet site or through other electronic means, we may need to obtain the prior consent of the NAR. Any future consents from the NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions. These noncompetition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

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

  . we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com web site that contain new home list-ings; and

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

  . listings for rental units in smaller non-apartment properties generally must be received from a REALTOR(R) or REALTOR(R)-controlled MLSs in or-der to be listed on the web site;

  . if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

  . if the consent terminates for any reason, other than as a result of a breach by the NAR, the NAR will be permitted to use a REALTOR(R)- branded web address, resulting in increased competition;

  . without the consent of the NAR, prior to the time we are using a REALTOR(R)-branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com(R) web site and vice versa;

  . we cannot list properties for sale on the rental web site for the dura-tion of our REALTOR.com(R) operating agreement and for an additional two years;

  . we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site;

  . we must make royalty payments based on the operating revenues of the rental site to the NAR and our data content providers at the same rates as under our REALTOR.com(R) operating agreement, except that the amount payable to data content providers in the aggregate will be proportion-ately based on the percentage of the total content on the site supplied by them; and

  . we must offer REALTORS(R) preferred pricing for home pages or enhanced advertising on the rental web site.

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

  The NAR(R) has significant influence over aspects of RealSelect's corporate governance and has a representative on our board.

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

  .   pledge its assets;

  . approve transactions with affiliates, stockholders or employees in ex-cess of $100,000;

  .   change its executive officers;

  .   declare dividends or make other distributions to its stockholders;

  . establish, or appoint any members to, a committee of its board of di-rectors; or

  .   issue or redeem any of its equity securities.

  We have a history of net losses and expect net losses for the foreseeable future.

  We have experienced net losses in each quarterly and annual period since 1993, and we incurred operating losses of $131.3 million and $64.6 million for the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, we had an accumulated deficit of $410.1 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owners, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of June 30, 2001, we had approximately $1,073.4 million of deferred stock-based charges and intangible assets to be amortized. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment, which could result in future charges relating to write-downs.

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

  We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts to secure both our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our family of web sites could become less attractive to other real estate industry participants or consumers.

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

  Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q:

  . the amount of advertising sold on our family of web sites, the timing of payments for this advertising and whether these advertisements are sold by us directly or on our behalf by America Online or other third parties;

  . the level of renewals for our subscription products and services by real estate agents, brokers and rental property owners and managers;

  . the amount and timing of our operating expenses and capital expendi-tures;

  . the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate in-dustry participants; and

  . costs and charges related to acquisitions of businesses or technolo-gies.

  Because we have expanded our operations, our success will depend on our ability to manage our growth.

  We have rapidly and significantly expanded our operations, both by acquisition and organic growth, and expect to continue to expand our operations. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources. For example, we have grown to approximately 2,900 employees on June 30, 2001 from approximately 2,000 employees on December 31, 2000.

  We depend on distribution agreements with a number of Internet portals and search engine web sites to generate traffic on our family of web sites.

  We believe that a substantial portion of our consumer traffic comes from Internet portals and search engine web sites, including the AOL network of properties. On some of these sites we are featured as the exclusive provider of home listings. To secure both exclusive and non-exclusive distribution relationships, we often pay significant fees. However, we may not experience sustained increases in user traffic from these distribution relationships.

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

  We may experience difficulty in integrating our recent acquisitions and our acquisition strategy may fail.

  We have made a number of recent acquisitions, including Internet Pictures Corporation and Computers for Tracts, Inc. in January 2001, the Move.com Group, Homebid.com, Inc. and HomeWrite, Inc. in February 2001 and HomeStyles in May 2001. We currently propose to acquire iPlace. We intend to pursue additional acquisition opportunities in the future. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to enter into agreements with these companies on favorable terms. In addition, our prior and proposed acquisitions, as made as any future acquisitions, may result in our not achieving the desired benefits of the transaction. Risks related to our acquisitions include:

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

  . our inability to incorporate acquired products, services and technolo-gies successfully into our family of web sites;

  . potential impairment of relationships with our employees, customers and strategic partners; and

  . inability to maintain uniform standards, controls, procedures and poli-cies.

  Our inability to successfully address any of these risks could materially harm our business.

  Future acquisitions could result in dilutive issuances of stock and the need for additional financing.

  We have typically paid for our acquisitions with cash and or by issuing shares of our capital stock, as we did for the Move.com Group acquisition. In the future, we may effect other large or small acquisitions by using stock, and this will dilute our stockholders. We could also use cash or incur additional debt to pay for future acquisitions. Acquisition financing may not be available on favorable terms or at all.

  Our business is dependent on our key personnel.

  Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Stuart H. Wolff, Ph.D., our chairman and Chief Executive Officer The loss of the services of Dr. Wolff or other key employees would likely have a significant detrimental effect on our business.

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

  We are exploring the expansion of our operations internationally as part of our business strategy. The entry into international markets may require significant management attention and financial resources and may place additional burdens on our management, administrative, operational and financial infrastructure. We cannot be certain that our investments in other countries will produce desired strategic results or levels of revenue or profitability. We have limited experience in developing localized versions of our products and marketing and distributing them internationally. As our international operations expand, our exposure to exchange rate fluctuations will increase. In addition, we may be subject to the following factors:

  .  increased financial accounting and reporting burdens and complexities;

  .  potentially adverse tax consequences;

  .  compliance with a wide variety of complex foreign laws and treaties;

  .  reduced protection for intellectual property rights in some countries;

  .  licenses, tariffs and other trade barriers; and

  . disruption from political and economic instability in the countries in which our operations are located.

These factors may interrupt our ability to conduct business and impose additional costs upon us.

  Depending on the market performance of our common stock, we may be required to use a significant amount of our cash or issue a significant number of additional shares under our BGI agreement, and the term of the AOL agreement may be shortened.

  In March 2000, we entered into a 10-year marketing agreement with BGI at which time, we issued BGI approximately 1.1 million shares of our common stock. During the six-months following March 2002, for any shares it owns, BGI has the right to require us to compensate them for any shortfall between our trailing 30-day average closing price per share and $64.50. At our option, we can compensate BGI by making a cash payment equal to the shortfall amount by, delivering stock with a value equal to the shortfall amount or by repurchasing the shares at $64.50 per share in cash.

  In April 2000, we entered into a five-year marketing and distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

  .  $65.64 per share with respect to 60% of AOL's shares on July 31, 2003;

  .  $68.50 per share with respect to 20% of AOL's shares on July 31, 2004;
     and

  . $68.50 per share with respect to the remaining 20% of AOL's shares on July 31, 2005.

This guarantee only applies to shares that continue to be held by AOL at the applicable date.

  If there is a shortfall between the guaranteed price and the 30-day average closing price per share on the applicable date, we would have to make cash payments to AOL. The aggregate amount of cash payments we would be required to make in performing under this agreement is limited to $90.0 million. To the extent that the aggregate shortfall exceeds $90.0 million over the course of the agreement, AOL can shorten the term of the agreement. We have placed $90.0 million in restricted cash on our balance sheet, which represents a letter of credit in favor of AOL for this obligation. If we are obligated to pay AOL less than $40.0 million at the first guarantee date of July 31, 2003, then we will have the right to reduce the restricted cash to $50.0 million, which will then represent our maximum aggregate cash payment we would make in performing under the agreement after July 31, 2003.

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

  Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The majority of our revenue has been and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States from prior periods. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

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

  Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our other offices in Thousand Oaks, California; Milwaukee, Wisconsin; Phoenix, Arizona; San Jose, California; Westbury, New York and San Francisco, California. Our facilities in California are currently subject to electrical blackouts as a result of a shortage of available electrical power. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

  Our common stock price may continue to be volatile, which could result in substantial losses for individual stockholders.

  The market price for our common stock is likely to continue to be highly volatile and subject to wide fluctuations. Factors contributing to this volatility some of which are beyond our control:

  .   actual or anticipated variations in our quarterly operating results;

  . announcements of significant corporate events such as acquisitions or litigation;

  . announcements of technological innovations or new products or services by us or our competitors;

  .   changes in financial estimates by securities analysts;

  . conditions or trends in the Internet, technology and/or real estate and real estate-related industries; and

  . market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet, which have gen-erally proven to be highly volatile, particularly in recent quarters.

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

  On April 25, 2000, we received a request for information pertaining to our business from the Antitrust Division of the U.S. Department of Justice, or DOJ. The request sought information about our business as it relates to Internet realty sites in the United States, and we have responded to that request. In July 2001, we were formally notified by the DOJ that the DOJ had concluded its inquiry into certain business activities of Homestore and that no enforcement action is necessary.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of Homestore.com, Inc. was convened on May 10, 2001 at 2:00 p.m. There were present at the meeting, in person or by proxy, the holders of 97,585,164 shares, representing 91% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect two Class II directors to hold office until the 2004 Annual Meeting of Stockholders received the following votes:

                                                               For     Withheld
                                                            ---------- ---------
   William E. Kelvie....................................... 95,859,860 1,725,304
   Kenneth K. Klein........................................ 97,499,801    85,363

  The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants received the following vote:

               For                         Against                                      Withheld
            ----------                    ---------                                     --------
            94,641,750                    2,399,088                                     544,326

  The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  None.

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001

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