Form 10-Q
period 2001-09-30
HOMESTORE COM INC
filed 2001-11-14
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission File Number 000-26659

Homestore.com, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)
30700 Russell Ranch Road
Westlake Village, California	91362
(Address of Principal Executive Office)	(Zip Code)

(805) 557-2300
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

          At November 1, 2001 the registrant had 117,463,297 shares of its common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$70,976	$ 180,985
Short-term investments	45,270	75,295
Marketable equity securities	2,824	247
Accounts receivable, net	63,383	44,472
Current portion of prepaid distribution expense	51,086	49,140
Other current assets	63,221	29,165

Total current assets	296,760	379,304
Prepaid distribution expense, net of current portion	124,476	159,226
Property and equipment, net	112,985	45,061
Intangible assets, net	1,081,830	194,742
Restricted cash	90,000	90,000
Other long-term assets	48,180	50,322

Total assets	$1,754,231	$ 918,655

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$37,178	$ 13,473
Accrued liabilities	87,458	49,235
Deferred revenue	82,721	24,194

Total current liabilities	207,357	86,902
Distribution obligation	200,957	189,848
Other	2,342	7,542

Total liabilities	410,656	284,292

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	112	83
Additional paid-in capital	1,980,674	1,027,423
Treasury stock	(18,062)	(16,556)
Notes receivable from stockholders	(4,090)	(7,938)
Deferred stock-based charges	(95,326)	(97,724)
Accumulated other comprehensive loss	(3,004)	(23)
Accumulated deficit	(516,729)	(270,902)

Total stockholders’ equity	1,343,575	634,363

Total liabilities and stockholders’ equity	$1,754,231	$ 918,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOMESTORE.COM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$116,135	$62,203	$350,909	$150,954
Cost of revenues (including non-cash equity charges, see note 8)	31,736	16,325	93,782	40,516

Gross profit	84,399	45,878	257,127	110,438

Operating expenses:
Sales and marketing (including non-cash equity charges, see Note 8)	67,453	40,614	199,363	120,239
Product development (including non-cash equity charges, see note 8)	9,896	4,458	24,310	10,222
General and administrative (including non-cash equity charges, see note 8)	36,055	17,481	89,677	41,918
Amortization of intangible assets	57,606	12,128	146,050	31,455
In-process research and development	—	4,048	—	4,048
Acquisition-related and other charges	—	—	15,632	—

Total operating expenses	171,010	78,729	475,032	207,882

Loss from operations	(86,611)	(32,851)	(217,905)	(97,444)
Interest income, net	2,025	6,293	10,244	17,347
Other expense, net	(22,018)	(500)	(38,166)	(885)

Net loss	$(106,604)	$(27,058)	$(245,827)	$ (80,982)

Basic and diluted net loss per share	$ (.96)	$ (.33)	$ (2.35)	$ (1.03)

Shares used to calculate basic and diluted net loss per share	110,476	82,065	104,422	78,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOMESTORE.COM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(245,827)	$ (80,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,498	3,223
Amortization of intangible assets	146,050	31,455
Accretion of distribution obligation	11,109	—
Provision for doubtful accounts	10,430	2,245
In-process research and development	—	4,048
Stock-based charges	60,184	33,271
Write-down of investments	30,743	—
Other non-cash items	(12,974)	(798)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,646)	(26,293)
Prepaid distribution expense	6,993	(21,150)
Other assets	(41,847)	(7,064)
Accounts payable and accrued liabilities	24,926	18,775
Deferred revenue	20,970	5,375

Net cash provided by (used in) operating activities	18,609	(37,895)

Cash flows from investing activities:
Purchases of property and equipment	(66,277)	(28,144)
Purchases of short-term investments	(85,925)	(202,037)
Maturities of short-term investments	115,485	87,000
Purchases of cost and equity investments	—	(30,897)
Acquisitions, net of cash acquired	(145,201)	(39,465)

Net cash used in investing activities	(181,918)	(213,543)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	2,341	606
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	56,217	19,313
Net proceeds from issuance of common and preferred stock	—	428,903
Transfer to restricted cash	—	(90,000)
Repayment of notes payable	(481)	(38,575)
Issuance of notes receivable	(4,777)	(1,651)
Subsidiary equity transactions	—	10,850

Net cash provided by financing activities	53,300	329,446

Change in cash and cash equivalents	(110,009)	78,008
Cash and cash equivalents, beginning of period	180,985	90,382

Cash and cash equivalents, end of period	$ 70,976	$168,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS:

          Homestore.com, Inc. (“Homestore.com” or the “Company”) has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through our subsidiary, iPlace, Inc., (“iPlace”), we are the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), the largest Multiple Listing Services (“MLSs”), the NAHB Remodelors Council, the National Association of the Remodeling Industry (“NARI”), the American Institute of Architects (“AIA”), the Manufactured Housing Institute (“MHI”), real estate franchises, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine web sites, including America Online, Inc. (“AOL”).

2.    BASIS OF PRESENTATION:

          The Company’s financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (“SEC”) on April 2, 2001. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

          As of September 30, 2001, the Company had cash and cash equivalents of $71.0 million, short-term investments of $45.3 million and restricted cash of $90.0 million. The Company has no material financial commitments other than those under operating lease agreements. The Company currently anticipates that the existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund the Company’s operating activities, capital expenditures and other obligations through at least the next 12 months. However, the Company may need to raise additional funds in order to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, the Company may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to the Company, or at all. The failure to raise sufficient capital when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds were to be raised through the issuance of equity securities, the percentage of the Company’s stock owned by the Company’s then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock.

3.    RECENT ACCOUNTING DEVELOPMENTS:

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 in the first quarter of 2001 did not have an impact on the Company’s financial position, results of operations or cash flows.

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in process of evaluating the impact of adopting SFAS No. 142.

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143, is effective for fiscal years beginning after June 15, 2002. The company does not have asset retirement obligations and therefore believes there will be no impact upon adoption of SFAS No. 143.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in process of evaluating the impact of adopting SFAS No. 144.

4.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS:

          The increase in stockholders’ equity for the nine months ended September 30, 2001 is primarily the result of the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., (collectively referred to as the

“Move.com Group”), in which the Company issued approximately 21.4 million shares of its common stock and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. The acquisition resulted in an increase to additional paid-in capital of approximately $780.0 million. Adding to the increase in stockholders’ equity for the nine months ended September 30, 2001 was the acquisition of iPlace.com, Inc. (“iPlace”) in which the Company issued approximately 3.5 million shares of its common stock resulting in an increase to additional paid-in-capital of approximately $87.8 million.

          The components of comprehensive loss for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(106,604)	$(27,058)	$(245,827)	$(80,982)
Unrealized losses on marketable securities	(470)	(2,318)	(3,050)	(2,883)
Foreign currency translation	(278)	(345)	69	(345)

Comprehensive loss	$(107,352)	$(29,721)	$(248,808)	$(84,210)

          In January 2001, the Company issued 600,000 shares of its common stock, in connection with a marketing agreement providing for a multi-faceted marketing program, the fair market value of which was $11.1 million on the date of issuance of the shares. The $11.1 million was recorded as deferred stock-based charges and is being amortized over the five-year term of the agreement. The counterparty to the marketing agreement also entered into a marketing and web services agreement with the Company for $10.5 million in cash which is payable over the five-year term of the agreement. The Company is recording these transactions on a net basis. The deferred stock-based charge is adjusted quarterly for changes in the Company’s stock price. The net unamortized deferred balance for this agreement at September 30, 2001 is $6.3 million.

5.    ACQUISITION-RELATED AND OTHER CHARGES:

          In the first quarter of 2001, the Company incurred acquisition-related and other charges of $7.1 million from the acquisition of the Move.com Group. Included in these charges were stay bonuses, severance, and facilities shut-down costs associated with this acquisition. No accruals were made for expenses incurred beyond March 31, 2001.

          In the second quarter of 2001, the Company incurred a charge of $8.5 million related to the dissolution of one of the Company’s subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs. No accruals were made for expenses incurred beyond June 30, 2001.

6.    IMPAIRMENT OF INVESTMENTS:

          During the three and nine months ended September 30, 2001, the Company recorded a charge of approximately $19.2 million and $30.3 million, respectively, based on the impairment of the Company’s portfolio of investments in accordance with SFAS No. 121. The impairment of these investments to their net realizable values was based on a review of the companies’ financial conditions, cash flow projections, operating performances and sustained downturn in financial markets.

7.    ACQUISITIONS:

          In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation (“iPIX”) for $13.6 million in cash and a note. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $19.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

          In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. (“CFT”) for approximately $4.5 million in cash and 162,850 shares of the Company’s common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for CFT for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

          In February 2001, the Company acquired all the outstanding shares of HomeWrite, Inc. (“HomeWrite”) in exchange for 196,549 shares of the Company’s common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $12.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

          In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. (“Homebid”) for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired amounting to approximately $2.5 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for Homebid for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

          In February 2001, the Company acquired all the outstanding shares of the Move.com Group from Cendant Corporation (“Cendant”) valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company’s common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $798.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of the assets ranging from two to fifteen years.

          The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$116,135	$ 86,859	$363,856	$216,874
Net loss	(106,604)	(89,878)	(273,276)	(282,322)
Net loss per share:
Basic and diluted	$ (.96)	$ (.87)	$ (2.53)	$ (2.81)
Weighted average shares	110,476	103,427	108,022	100,476

          In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. (“Homestyles”) for approximately $22.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $23.2 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for Homestyles for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

          On August 24, 2001, the Company acquired all the outstanding shares of iPlace in exchange for approximately 3.5 million shares of the Company’s common stock valued at $67.9 million, $73.0 million in cash and assumed 1.1 million outstanding stock options with an estimated fair value of $19.8 million. The acquisition has been accounted for as a purchase and the results of operations have been included in the Company’s consolidated financial statements since the acquisition. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $167.2 million has been allocated to goodwill and other identifiable intangible assets. In accordance with SFAS No. 141, the Company is not amortizing goodwill for this acquisition. Other identifiable intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. The results of operations for iPlace for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

8.    STOCK-BASED CHARGES:

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

          The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Cost of revenues	$ 163	$ 137	$ 349	$ 483
Sales and marketing	16,669	10,473	56,279	29,873
Product development	153	129	328	455
General and administrative	2,279	697	3,228	2,460

	$19,264	$11,436	$60,184	$33,271

9.    NET LOSS PER SHARE:

          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(106,604)	$(27,058)	$(245,827)	$(80,982)

Denominator:
Weighted average shares outstanding	110,476	82,065	104,422	78,769

Basic and diluted net loss per share	$ (.96)	$ (.33)	$ (2.35)	$ (1.03)

          The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation was 20,423,800 and 15,832,996 at September 30, 2001 and 2000, respectively.

10.    SEGMENT INFORMATION:

          Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company operates in two principal business segments, which is consistent with the data that is made available to the Company’s management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. The expenses presented below for the two business segments exclude an allocation of certain significant operating expenses which is unavailable, based upon the Company’s current organization and management reporting structure, which includes marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care and sales operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition related charges. There are no inter-segment revenues. Assets and liabilities are not allocated to segments for internal reporting purposes.

          Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Professional subscriptions	$ 87,561	$32,709	$231,601	$ 82,678
Advertising	28,574	29,494	119,308	68,276

	116,135	62,203	350,909	150,954

Cost of revenues and operating expenses:
Professional subscriptions	40,019	19,434	105,044	45,086
Advertising	12,537	5,415	29,919	9,687
Unallocated	150,190	70,205	433,851	193,625

	202,746	95,054	568,814	248,398

Loss from operations	$ (86,611)	$(32,851)	$(217,905)	$ (97,444)

          The Company has one customer within its real estate services segment, representing approximately 16% of total revenues for the three months ended September 30, 2001. The Company has one customer within its real estate services segment, representing 14% of total revenues for the nine months ended September 30, 2001.

11.    COMMITMENTS AND CONTINGENCIES:

          From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

12.    SUBSEQUENT EVENTS:

          On October 25, 2001, the Company announced an organizational realignment and cost reduction plan to align its cost structure with the current business environment. Included in this plan is the release of up to 700 employees or approximately 20% of the Company’s workforce, the closing of office facilities and certain international operations, and the discontinuance of certain products. The Company will take a fourth quarter charge for costs related to the implementation of this plan, estimated between $50.0 million and $100.0 million.

          On October 30, 2001, the Company announced an agreement with the Budget Group, Inc. (“Budget”) to extend a strategic marketing alliance while at the same time settling the Company’s stock price guarantee due in March 2002. Under the agreement, the company issued to Budget approximately 4.8 million shares of the Company’s common stock in exchange for the cancellation of Budget’s put option included in its original agreement with the Company. Budget agreed to changes in the appearance of the Homestore ™ logos on at least 30,000 Budget Group trucks. Additionally, the agreement calls for Budget to advertise the Company’s name an additional year through March 2011. The company’s shares issued to Budget will be tradable following the registration statement, as filed on November 2, 2001, being declared effective by the SEC. Trade volume and timing restrictions will exist on the shares covered by the registration statement.

          The Company is currently assessing the carrying values of certain long-lived assets, consisting primarily of goodwill and other intangibles of approximately $1.1 billion and other assets of approximately $300.0 million. The assessment is being performed pursuant to SFAS No. 121. Due to the announced realignment plan, the current sustained downturn in financial markets, and the Company’s current business outlook, the Company believes it is required to evaluate whether an impairment of long-lived assets exists. Under SFAS No. 121, the Company will determine if the carrying values of its long-lived assets are recoverable on an undiscounted cash flows basis applied at the lowest level of separately identifiable cash flows. If the long-lived assets are not recoverable on this basis, an impairment loss will be recognized based on the excess of carrying value over the discounted future cash flows. Any such impairment would first be allocated to the goodwill of that asset group being evaluated. The Company preliminarily anticipates recording an impairment charge in the fourth quarter 2001 ranging from approximately $650.0 million to $950.0 million.

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in other documents we filed with the Securities and Exchange Commission, or SEC.

Overview

          Homestore.com, Inc. or Homestore.com or Homestore, has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors to our web sites, time spent on our web sites and number of property listings. Through our family of web sites, we provide a wide variety of information and tools for consumers, and are the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through our subsidiary, iPlace, Inc., or iPlace, we are the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry®, or the NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders, apartment managers and agents. We also have distribution agreements with leading Internet portal and search engine web sites, including America Online, Inc., or AOL network of properties.

Basis of Presentation

           Initial Business and RealSelect Holding Structure.    We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or Real Select, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to the NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

          The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

          Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital. We developed our first web site, REALTOR.com®, in cooperation with the NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

           Reorganization of Holding Structure.    Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 3 of Homestore.com’s Notes to the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2000. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

           Acquisitions.    In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX, for $13.6 million in cash and a note. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc., or CFT, for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc., or HomeWrite, in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $757.3 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $22.5 million in cash. In August 2001, we acquired all the outstanding shares of iPlace for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $67.9 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $19.8 million. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles.

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

Three Months Ended September 30, 2001 and 2000

Revenues

          Revenues increased approximately 87% to $116.1 million for the three months ended September 30, 2001 from revenues of $62.2 million for the three months ended September 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase due to the acquisitions.

          Our subscription revenue segment consists of The Real Estate Services Group and The Retail and Consumer Services Group revenues. The Real Estate Services Group is comprised of our REALTOR.com®, Homebuilder.com™, Homestore™ Apartments & Rentals, eNeighborhoods™ and other real estate businesses. The Retail and Consumer Services Group is comprised of our iPlace™, Welcome Wagon® and Local Online™ businesses.

          Real Estate Services revenues increased approximately 105% to $67.0 million for the three months ended September 30, 2001, compared to $32.7 million for the three months ended September 30, 2000. Real Estate Services revenues represented approximately 58% of total revenues for the three months ended September 30, 2001 compared to 53% of total revenues for the three months ended September 30, 2000. The growth in revenue from real estate services was due to increases in the number of professional subscriptions, including a bulk purchase of subscription-based products. The number of professional subscribers increased 182% to approximately 369,000 compared to professional subscribers for the three months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in the real estate services revenue was primarily due to the acquisition of the Move.com Group. Acquisitions of Homestyles, iPIX and eNeighborhoods contributed to the increase in real estate services revenue. We are projecting a flattening of real estate services revenues over the next several quarters due to current macroeconomic conditions.

          Retail and Consumer Services revenues increased $20.6 million to $20.6 million for the three months ended September 30, 2001, compared to no revenues for the three months ended September 30, 2000. Retail and Consumer Services revenues represented approximately 18% of total revenues for the three months ended September 30, 2001. The growth was driven by the acquisitions of Welcome Wagon International, Inc. and iPlace in 2001.

          Advertising revenues decreased approximately 3% to $28.5 million for the three months ended September 30, 2001, compared to $29.5 million for the three months ended September 30, 2000. Advertising revenues represented approximately 24% of total revenues for the three months ended September 30, 2001 compared to 47% of total revenues for the three months ended September 30, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts, the terrorist attacks of September 11, and the general softening in the online advertising market. We are projecting a decline in advertising dollars due to the general softening in the online advertising market and the reallocation of our resources from advertising sales.

Cost of Revenues

          Cost of revenues, including non-cash stock-based charges, increased approximately 94% to $31.7 million for the three months ended September 30, 2001 from cost of revenues of $16.3 million for the three months ended September 30, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel, royalties, hosting costs and depreciation during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Also contributing to the increase in cost of revenues were our recent acquisitions, primarily the acquisitions of the Move.com Group, iPIX, The Hessel Group, or THG, and iPlace. Due to the organization realignment and cost reduction plan announced on October 25, 2001, we anticipate reductions in cost of revenues in the future.

          Gross margin percentage for the three months ended September 30, 2001 was 73%, down from gross margin percentage of 74% for the three months ended September 30, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenues which historically have larger gross margins. We anticipate a continued decline in gross margin in our fourth quarter of 2001 as a result of the anticipated decline in advertising sales.

Operating Expenses

          Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased approximately 66% to $67.5 million for the three months ended September 30, 2001 from sales and marketing of $40.6 million for the three months ended September 30, 2000. The increase was due to increase in salaries and commissions, customer service related costs, amortization of new marketing deals, depreciation related to fixed assets, and stock-based charges. Stock-based charges, included in sales and marketing, increased by $6.2 million to $16.7 million for the three months ended September 30, 2001 from $10.5 million for the three months ended September 30, 2000, primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement with AOL. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. See Note 19 of the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in a quarterly expense of approximately $9.3 million. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisition of the Move.com Group, iPlace and iPIX. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in sales and marketing expenses in the future.

           Product development.    Product development expenses, including non-cash stock-based charges, increased approximately 122% to $9.9 million for the three months ended September 30, 2001 from product development expenses of $4.5 million for the three months ended September 30, 2000. The increase in product development costs was due to increased costs associated with the expansion of our web sites, as well as our development of professional productivity tools. Also contributing to the increase in product development expenses was an increase in personnel. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in product development expenses in the future.

           General and administrative.    General and administrative expenses, including non-cash stock-based charges, increased approximately 106% to $36.1 million for the three months ended September 30, 2001 from general and administrative expenses of $17.5 million for the three months ended September 30, 2000. The increase was primarily due to an increase in personnel, consulting, bad debt expense, and depreciation related to our capital expenditures to support operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in general and administrative expenses in the future.

           Amortization of intangible assets.    Amortization of intangible assets was $57.6 million for the three months ended September 30, 2001 compared to amortization of $12.1 million for the three months ended September 30, 2000. The increase in amortization was due to our acquisitions, primarily the Move.com Group.

           Stock-based charges.    The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2001	2000
Cost of revenues	$ 163	$ 137
Sales and marketing	16,669	10,473
Product development	153	129
General and administrative	2,279	697

	$19,264	$11,436

          Stock-based charges increased by $7.8 million to $19.3 million for the three months ended September 30, 2001 from $11.4 million for the three months ended September 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement.

Other Expense, Net

          Other expense, net, increased to $22.0 million for the three months ended September 30, 2001 from other expense, net, of $500,000 for the three months ended September 30, 2000. The increase primarily related to a $19.2 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies’ financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL agreement. In connection with this agreement we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in a quarterly expense of approximately $3.7 million.

Income Taxes

          As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended September 30, 2001 and 2000. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

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

           Segment revenues.    Subscription revenues, which represented approximately 75% of total revenues for the three months ended September 30, 2001, grew 168% from the three months ended September 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 635% to approximately 963,000 compared to the three months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was primarily due to the acquisition of the Move.com Group and iPlace. Acquisitions of Homestyles and iPIX contributed to the increase of professional subscription revenue.

          Advertising revenues, which represented approximately 24% of total revenues for the three months ended September 30, 2001, decreased 3% from the three months ended September 30, 2000. The decrease was driven primarily by the non renewal of several large advertising and sponsorship arrangements, the terrorist attacks of September 11, and the general softening in the online advertising market. We are projecting a decline in advertising dollars due to the softening in the online advertising market and the reallocation of our resources away from advertising sales.

          Segment expenses.    Subscription expenses increased to $40.0 million for the three months ended September 30, 2001 from subscription expenses of $19.4 million for the three months ended September 30, 2000.

The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS® and an increase in personnel. In addition, our acquisitions of iPlace, iPIX and the Move.com Group also contributed to the increase.

          Advertising expenses increased to $12.5 million for the three months ended September 30, 2001 from advertising expenses of $5.4 million for the three months ended September 30, 2000. The increase was due to an increase in personnel.

          Unallocated expenses increased to $150.2 million for the three months ended September 30, 2001 from unallocated expenses of $70.2 million for the three months ended September 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions and an increase in the stock-based charges primarily relating to an Internet portal distribution agreement. Also contributing to the increase in unallocated expenses were increases in costs associated with the expansion of our web sites, increases in legal and professional fees, and increases in personnel.

Nine Months Ended September 30, 2001 and 2000

Revenues

          Revenues increased approximately 132% to $350.9 million for the nine months ended September 30, 2001 from revenues of $150.9 million for the nine months ended September 30, 2000. The increase was primarily due to increased revenue from professional subscriptions, advertising and acquisitions.

          Our subscription revenue segment consists of The Real Estate Services Group and The Retail and Consumer Services Group revenues. The Real Estate Services Group is comprised of our REALTOR.com®, Homebuilder.com™, Homestore™ Apartments & Rentals, eNeighborhoods™ and other real estate businesses. The Retail and Consumer Services Group is comprised of our iPlace™, Welcome Wagon® and Local Online™ businesses.

          Real Estate Services revenues increased approximately 130%, to $190.4 million for the nine months ended September 30, 2001, compared to $82.7 million for the nine months ended September 30, 2000. Subscription revenues represented approximately 54% of total revenues for the nine months ended September 30, 2001 compared to 55% of total revenues for the nine months ended Sept 30, 2000. The growth in revenue from real estate services was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscribers increased by 182% to approximately 369,000 compared to professional subscribers for the nine months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in the real estate services revenue was primarily due to the acquisition of the Move.com Group. Acquisitions of Homestyles, THG, and iPIX contributed to the increase in real estate services revenue. We are projecting a flattening of real estate services revenues over the next several quarters due to the current macroeconomic conditions.

          Retail and Consumer Services revenues increased $41.5 million to $41.5 million for the nine months ended September 30, 2001, compared to no revenue for the nine months ended September 30, 2000. Retail and Consumer Services revenues represented approximately 12% of total revenues for the nine months ended September 30, 2001. The growth was driven by the acquisitions of Welcome Wagon International, Inc. and iPlace in fiscal year 2001.

          Advertising revenues, increased approximately 74% to $119.0 million for the nine months ended September 30, 2001, compared to $68.3 million for the nine months ended September 30, 2000. Advertising revenues represented approximately 34% of total revenues for the nine months ended September 30, 2001 compared to 45% of total revenues for the nine months ended Sept 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly, we are projecting a decline in advertising dollars due to the softening in the online advertising market in general and the reallocation of our resources away from advertising sales.

Cost of Revenues

          Cost of revenues, including non-cash stock-based charges, increased approximately 131% to $93.8 million for the nine months ended September 30, 2001 from cost of revenues of $40.5 million for the nine months ended September 30, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel, royalties, hosting costs and depreciation during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Also contributing to the increase in cost of revenues were our acquisitions, primarily the acquisitions of the Move.com Group, iPIX and THG. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in cost of revenues in the future.

          Gross margin percentage for the nine months ended September 30, 2001 was 73%, unchanged from gross margin of 73% for the nine months ended September 30, 2000. We anticipate a decline in gross margin in the fourth quarter of 2001 as a result of the anticipated decline in advertising sales.

Operating Expenses

           Sales and marketing.    Sales and marketing expenses, including non-cash stock-based charges, increased approximately 66% to $199.4 million for the nine months ended September 30, 2001 from sales and marketing of $120.2 million for the nine months ended September 30, 2000. The increase was due to an increase in salaries and commissions, customer service related costs, amortization of new marketing deals, depreciation related to our fixed assets and stock-based charges. Stock-based charges, included in sales and marketing, increased by $26.4 million to $56.3 million for the nine months ended September 30, 2001 from $29.9 million for the nine months ended September 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. See note 19 of the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $27.9 million for the nine months ended September 30, 2001. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment, we anticipate reductions in sales and marketing expenses in the future.

          Product development.    Product development expenses, including non-cash stock-based charges, increased approximately 138% to $24.3 million for the nine months ended September 30, 2001 from $10.2 million for the nine months ended September 30, 2000. The increase in product development costs was primarily due to increased costs associated with the expansion of our web sites, as well as our development of professional productivity tools. Also contributing to the increase in product development expenses was an increase in personnel. Due to the organization realignment, we anticipate reductions in product development expenses in the future.

          General and administrative.    General and administrative expenses, including non-cash stock-based charges, increased approximately 114% to $89.7 million for the nine months ended September 30, 2001 from general and administrative expenses of $41.9 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in personnel, consulting, bad debt expense and depreciation related to our capital expenditures to support operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment, we anticipate reductions in general and administrative expenses in the future.

          Amortization of intangible assets.    Amortization of intangible assets was $146.1 million for the nine months ended September 30, 2001 compared to amortization of $31.5 million for the nine months ended September 30, 2000. The increase in amortization was due to our acquisitions, primarily the acquisitions of the Move.com Group, iPIX, Top Producer Systems, Inc., HomeWrite and THG.

          Acquisition-related and other charges.    Acquisition-related and other charges were $15.6 million for the nine months ended September 30, 2001 related to the stay bonuses, severance and facilities shut-down costs associated with the acquisition of the Move.com Group and costs associated with the dissolution of one of our subsidiaries.

           Stock-based charges.    The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2001	2000
Cost of revenues	$ 349	$ 483
Sales and marketing	56,279	29,873
Product development	328	455
General and administrative	3,228	2,460

	$60,184	$33,271

          Stock-based charges increased by $26.9 million to $60.2 million for the nine months ended September 30, 2001 from $33.3 million for the nine months ended September 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement.

Other Expense, Net

          Other expense, net, increased to $38.2 million for the nine months ended September 30, 2001 from other expense, net of $900,000 for the nine months ended September 30, 2000. The increase primarily related to a $30.7 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies’ financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL agreement. In connection with the AOL agreement we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in an expense of approximately $11.1 million for the nine months ended September 30, 2001.

Income Taxes

          As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 2001 and 2000. As of December 31, 2000, we had $189.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

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

           Segment revenues.    Subscription revenues, which represented approximately 66% of total revenues for the nine months ended September 30, 2001, grew 180% from the nine months ended September 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 635% to approximately 963,000 compared to the nine months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was primarily due to the acquisition of the Move.com Group and iPlace. Acquisitions of, Homestyles, THG, and iPIX also contributed to the increase in professional subscription revenues.

          Advertising revenues, which represented approximately 34% of total revenues for the nine months ended September 30, 2001, grew 75% from the nine months ended September 30, 2000. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly, we are projecting a decline in advertising dollars due to the softening in the online advertising market in general and the reallocation of our resources away from advertising sales.

           Segment expenses.    Subscription expenses increased to $105.0 million for the nine months ended September 30, 2001 from subscription expenses of $45.1 million for the nine months ended September 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS® and an increase in personnel. In addition, our acquisitions of iPlace, iPIX and the Move.com Group also contributed to the increase.

          Advertising expenses increased to $29.9 million for the nine months ended September 30, 2001 from advertising expenses of $9.7 million for the nine months ended September 30, 2000. The increase was due to an increase in personnel relating to the increase in advertising sales.

          Unallocated expenses increased to $433.9 million for the nine months ended September 30, 2001 from unallocated expenses of $193.6 million for the nine months ended September 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement, acquisition-related charges and charges related to the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the expansion of our web sites, increases in legal and professional fees, and increases in personnel.

Intangibles and Other Long-Lived Assets

          We are currently assessing the carrying values of certain long-lived assets, consisting primarily of goodwill and other intangibles of approximately $1.1 billion and other assets of approximately $300.0 million. The assessment is being performed pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. Due to the announced realignment plan, the current sustained downturn in financial markets, and our current business outlook, we believe we are required to evaluate whether an impairment of long-lived assets exists. Under SFAS No. 121, we will determine if the carrying values of our long-lived assets are recoverable on an undiscounted cash flows basis applied at the lowest level of separately identifiable cash flows. If the long-lived assets are not recoverable on this basis, an impairment loss will be recognized based on the excess of carrying value over the discounted future cash flows. Any such impairment would first be allocated to the goodwill of that asset group being evaluated. We preliminarily anticipate recording an impairment charge in the fourth quarter 2001 ranging from approximately $650.0 million to $950.0 million.

Liquidity and Capital Resources

          Net cash provided by operating activities of $18.6 million for the nine months ended September 30, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $265.0 million. Net cash used in operating activities was $37.9 million for the nine months ended September 30, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $73.4 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $30.4 million.

          Net cash used in investing activities of $181.9 million for the nine months ended September 30, 2001 was attributable to purchases of short-term investments of $85.9 million offset by maturities of short-term investments of $115.5 million, capital expenditures of $66.3 million and cash paid for acquisitions of $145.2 million including acquisition-related costs. Net cash used in investing activities of $213.5 million for the nine months ended September 30, 2000 was attributable to the purchase of cost and equity investments of $30.9 million, purchases of short-term investments of $202.0 million offset by maturities of short-term investments of $87.0 million, capital expenditures of $28.1 million and cash paid for acquisitions of $39.5 million including acquisition-related costs.

          Net cash provided by financing activities of $53.3 million for the nine months ended September 30, 2001 was primarily attributable to the proceeds from the exercise of stock options, warrants and share issuances under our employee stock purchase plan of $56.2 million, proceeds from the payment of stockholders’ notes of $2.3 million, offset by the issuance of notes receivable of $4.8 million. Net cash provided by financing activities of $329.4 million for the nine months ended September 30, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $19.3 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.6 million, the transfer of $90.0 million to restricted cash, and issuance of notes receivable of $1.7 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

          In March 2000, we issued 1,085,271 shares of our common stock to Budget, Inc., or Budget, in connection with entering into a ten-year marketing agreement. During the six months following March 2002, for any shares it then owns, Budget has the right to require us to compensate it for any shortfall between our trailing 30-day average closing price per share and $64.50. At our option, we may compensate Budget by making a cash payment equal to the shortfall amount, by delivering stock with a value equal to the shortfall amount or by repurchasing the shares for $64.50 per share in cash.

          On October 30, 2001, we announced an agreement with Budget to extend the strategic marketing alliance while at the same time settling our stock price guarantee due in March 2002. Under the agreement, we issued to Budget approximately 4.8 million shares of our common stock in exchange for the cancellation of Budget’s put option included in its original agreement with us. The agreement calls for Budget to extend the agreement an additional year through March 2011. The shares issued to Budget will be tradable following the registration statement, as filed on November 2, 2001, being declared effective by the SEC. Trade volume and timing restrictions exist on the shares covered by the registration statement.

          In April 2000, we entered into a five-year marketing and distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

•	$65.64 per share with respect to 60% of AOL’s shares on July 31, 2003;

•	$68.50 per share with respect to 20% of AOL’s shares on July 31, 2004; and

•	$68.50 per share with respect to the remaining 20% of AOL’s shares on July 31, 2005.

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

          As of September 30, 2001, we had cash and cash equivalents of $71.0 million, short-term investments of $45.3 million and restricted cash of $90.0 million. We have no material financial commitments other than those under operating lease agreements. We currently anticipate that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, we may need to raise additional funds in order to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional funding, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional funds were to be raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock.

Risk Factors

          In addition to the factors discussed in the “Liquidity and Capital Resources” section above and in our Form 10-K for the year ended December 31, 2000 under the caption “Risk Factors” and elsewhere, the following additional factors may affect our future results. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business:

          Our agreement with the National Association of REALTORS® could be terminated by the NAR®

          The REALTOR.com® trademark and web site address and the REALTOR® trademark are owned by the NAR. The NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® web site under an operating agreement with the NAR.

          Although the REALTOR.com® operating agreement is a lifetime agreement, the NAR may terminate it for a variety of reasons. These reasons include:

•	the acquisition or change in control of Homestore.com or RealSelect;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by the NAR of the breach.

          Absent a breach by the NAR, the agreement does not contain provisions that allow us to terminate.

          Our agreement with the NAR contains a number of provisions that could restrict our operations.

          Our operating agreement with the NAR contains a number of provisions that restrict how we operate our business. These restrictions include:

•
we must make quarterly royalty payments of up to 15% of RealSelect’s operating revenues in the aggregate to the NAR and the entities that provide us the information for our real property listings, which we refer to as our data content providers;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® web site;
•	the NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

•
we must meet performance standards relating to the availability time of the REALTOR.com® web site; the NAR has the right to review, approve and request changes to the content on the pages of our REALTOR.com® web site; and

•
we may be restricted in our ability to create additional web sites or pursue other lines of business that engage in displaying real property advertisements in electronic form by the terms of our agreements with the NAR.

          In addition, our operating agreement with the NAR contains restrictions on how we can operate the REALTOR.com® web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by the NAR. In addition, the NAR can require us to include on REALTOR.com® real estate related content it has developed. See “Certain Relationships and Related Transactions—Operating Agreement with the National Association of REALTORS®” included in our Form 10-K for the year ended December 31, 2000.

          If our operating agreement for REALTOR.com® terminates, the NAR would be able to operate the REALTOR.com® web site.

          If our operating agreement terminates, we must transfer a copy of the software that operates the REALTOR.com® web site and assign our agreements with data content providers, such as real estate brokers and MLSs, to the NAR. The NAR would then be able to operate the REALTOR.com® web site itself or with a third party. Many of these data content agreements are exclusive, and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods lapse.

          We are subject to noncompetition provisions with the NAR which could adversely affect our business.

          We obtained the consent of the NAR prior to our acquisition of SpringStreet and operation of the HomeBuilder.com web sites. In the future, if we were to acquire or develop another service, which provides real estate listings on an Internet site or through other electronic means, we may need to obtain the prior consent of the NAR to operate the new web site or service acquired. Any future consents from the NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to the NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from the NAR, or if a consent we obtain contains restrictive conditions. These noncompetition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

          Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

          Our operating agreement with the NAHB includes a number of restrictions on how we operate our HomeBuilder.com web site:

•	if the NAR terminates our REALTOR.com® operating agreement, for the next six months the NAHB can terminate this agreement with three months’ prior notice;

•	we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com web site that contain new home listings; and

•	the NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

          Our Homestore Apartments and Rentals web site is subject to a number of restrictions on how it may be operated.

          In agreeing to our acquisition of SpringStreet Inc., now part of Homestore apartments and rentals the NAR imposed a number of important restrictions on how we can operate the web sites. These include:

•
if the consent terminates for any reason, we will have to transfer to the NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of the NAR, known as REALTORS®;

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or REALTOR®controlled MLSs in order to be listed on the web site;

•	if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

•	if the consent terminates for any reason, other than as a result of a breach by the NAR, the NAR will be permitted to use a REALTOR®branded web address, resulting in increased competition;

•
without the consent of the NAR, prior to the time we are using a REALTOR® branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com® web site and vice versa;

•	we cannot list properties for sale on the rental web site for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site;

•
we must make royalty payments based on the operating revenues of the rental site to the NAR and our data content providers at the same rates as under our REALTOR.com® operating agreement, except that the amount payable to data content providers in the aggregate will be proportionately based on the percentage of the total content on the site supplied by them; and

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental web site.

          The NAR could revoke its consent to our Homestore Apartments and Rentals.

          The NAR can revoke its consent to our operating the Homestore Apartments and Rentals web site for reasons which include:

•	the acquisition of Homestore.com or RealSelect;

•	a substantial decrease in property listings on our REALTOR.com® web site; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by the NAR of the breach.

          The NAR® has significant influence over aspects of RealSelect’s corporate governance and has a representative on our board.

           Board representatives.    The NAR is entitled to have one representative as a member of our board of directors and two representatives as members of RealSelect’s board of directors.

           Approval rights.    RealSelect’s certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com® web site and real property advertising programming for electronic display and related businesses. Without the consent of six-sevenths of the members of the RealSelect board of directors, which would have to include at least one NAR appointed director, this limited purpose provision cannot be amended.

          RealSelect’s bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect board of directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget that from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by Homestore.com. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, including a NAR representative, we would need to fund those expenditures.

          RealSelect cannot take the following actions without the consent of at least one of the NAR’s representatives on its board of directors:

•	amend its certificate of incorporation or bylaws;

•	pledge its assets;

•	approve transactions with affiliates, stockholders or employees in excess of $100,000;

•	change its executive officers;

•	declare dividends or make other distributions to its stockholders;

•	establish, or appoint any members to, a committee of its board of directors; or

•	issue or redeem any of its equity securities.

          We have a history of net losses and expect net losses for the foreseeable future.

          We have experienced net losses in each quarterly and annual period since 1993, and we incurred operating losses of $245.8 million and $81.0 million for the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of $516.7 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owners, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of

September 30, 2001, we had approximately $1,177.2 million of deferred stock-based charges and intangible assets to be amortized. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment, which could result in future charges relating to write-downs.

          We may never achieve or sustain net income, and, if we do achieve net income in any period, we may not be able to sustain or increase net income on a quarterly or annual basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          We must continue to obtain listings from real estate agents, brokers, home builders, Multiple Listing Services and property owners.

          We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts of resources to secure our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements or enter into others. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationships with us, our family of web sites could become less attractive to other real estate industry participants or consumers.

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

          Since many real estate professionals are not sophisticated computer users and often spend limited amounts of time in their offices, it is important that these customers find that our products and services significantly enhance their productivity and are easy to use. To meet these needs, we provide customer training and have developed a customer support organization that seeks to respond to customer inquiries as quickly as possible. If our real estate professional customer base grows, we may need to expand our support organization further to maintain satisfactory customer support levels. If we need to enlarge our support organization, we would incur higher overhead costs. If we do not maintain adequate support levels, these customers could choose not to renew their subscriptions.

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

•
the amount of advertising sold on our family of web sites, the timing of payments for this advertising and whether these advertisements are sold by us directly or on our behalf by America Online or other third parties;

•	the level of renewals for our subscription products and services by real estate agents, brokers and rental property owners and managers;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants; and

•	costs and charges related to acquisitions of businesses or technologies.

          Our success will depend on our ability to manage growth.

          Despite our recently announced reduction in workforce and the recent downturn in general economic conditions, since inception, we have rapidly and significantly expanded our operations through acquisitions and organic growth. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial and other resources.

          We depend on distribution agreements with a number of Internet portals and search engine web sites to generate traffic on our family of web sites.

          We believe that a substantial portion of our consumer traffic comes from Internet portals and search engine web sites, including AOL network of properties. On some of these sites we are featured as the exclusive provider of home listings. To secure exclusive and non-exclusive distribution relationships, we often pay significant fees. However, we may not experience sustained increases in user traffic from these distribution relationships.

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

          The market for web-based subscription and advertising products and services relating to real estate is competitive.

          Our main existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars.

          The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites upon the termination of their agreements with us. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

          Our future success depends largely on our ability to attract, retain and motivate key personnel.

          Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel. In spite of the economic slowdown, competition for experienced management and key personnel is intense, particularly in the market segments in which we compete. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options. Due to the decline in the trading price of our common stock, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

          Also, we have recently executed workforce reductions and have announced that we are restructuring our business operations into two primary business units. As a result, we will need to operate with fewer employees and existing employees may have to perform new tasks. These factors may create concern about job security among existing employees that could lead to increased turnover. We may have difficulties in retaining and attracting employees. Employee turnover may result in a loss of knowledge about our customers, our operations and our internal systems, which could materially harm our business. If any of these employees leave, we may not be able to replace them with employees possessing comparable skills. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base is an additional challenge for us. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

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

          We have made a number of recent acquisitions, including Internet Pictures Corporation and Computers for Tracts, Inc. in January 2001, the Move.com Group, Homebid.com, Inc. and HomeWrite, Inc. in February 2001, Homestyles in May 2001 and iPlace in August 2001. We may pursue additional acquisition opportunities in the future. We may not be able to identify suitable acquisition candidates, or if we do, we may not be able to enter into agreements with these companies on favorable terms. In addition, our prior and proposed acquisitions, as well as any future acquisitions, may result in our not achieving the desired benefits of the transaction. Risks related to our acquisitions include:

•	difficulties in assimilating the operations of the acquired businesses;

•	potential disruption of our existing businesses;

•	the potential need to obtain the consent of the NAR;

•	assumption of unknown liabilities and litigation;

•	our inability to integrate, train, retain and motivate personnel of the acquired businesses;

•	diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired products, services and technologies successfully into our family of web sites;

•	potential impairment of relationships with our employees, customers and strategic partners; and

•	inability to maintain uniform standards, controls, procedures and policies.

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

          Our certificate of incorporation and bylaws, Delaware law and other agreements contain provisions that could discourage a takeover.

          Delaware law, our certificate of incorporation and bylaws, our operating agreement with the NAR and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified board of directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the board of directors. Our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire board of directors without cause. In addition, the NAR could terminate the Realtor.com operating agreement if Homestore.com or RealSelect is acquired.

          Our business is dependent on our key personnel.

          Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Stuart H. Wolff, Ph.D., our chairman and Chief Executive Officer. The loss of the services of Dr. Wolff or other key employees would likely have a significant detrimental effect on our business.

          We have no employment agreements that prevent any of our key personnel from terminating their employment at any time. Although we have obtained “key-person” life insurance for Dr. Wolff, we believe this coverage will not be sufficient to compensate us for the loss of his services.

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

          Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com® web site address, or domain name, and trademark and the REALTOR® trademark are important to our business and are licensed to us by the NAR. If we were to lose the REALTOR.com® domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

          Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

          We may not be able to protect the web site addresses that are important to our business.

          Our web site addresses, or domain names, are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” and “.org.” It is also possible that the requirements for holding a domain name could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

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

          Our agreement with the International Consortium of Real Estate Associations may expose us to higher costs and greater risks.

          We recently entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet based source for real property around the world. Pursuant to that agreement, we agreed to operate the consortium’s web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium’s member associations, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

•	increased financial accounting and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties;

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers; and

•	disruption from political and economic instability in the countries in which the consortium member associations are located.

          These factors may interrupt or otherwise adversely affect our ability to expand our international operations and may impose additional costs upon us.

          Depending on the market performance of our common stock, we may be required to use a significant amount of cash under our AOL agreement, and the term of the agreement may be shortened.

          In April 2000, we entered into a five-year marketing and distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

•	$65.64 per share with respect to 60% of AOL’s shares on July 31, 2003;

•	$68.50 per share with respect to 20% of AOL’s shares on July 31, 2004; and

•	$68.50 per share with respect to the remaining 20% of AOL’s shares on July 31, 2005.

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

          Our current organizational realignment and cost reduction plan may not meet its objectives and could adversely affect our results of operations and financial position.

          On October 25, 2001, the Company announced an organizational realignment and cost reduction plan to focus the Company more tightly on its core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce and established two primary business groups. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

Real Estate Industry Risks:

          Our business is dependent on the strength of the real estate industry, which is cyclical and seasonal.

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

          Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The majority of our revenue has been and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States from prior periods. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

•	perceived and actual economic conditions;

•	interest rates;

•	taxation policies;

•	availability of credit;

•	employment levels; and

•	wage and salary levels.

          In addition, because a consumer’s purchase of real property and related products and services is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

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

          We have experienced a deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenues from selling banner advertising and sponsorships on our web sites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our family of web sites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to the Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to a weak U.S economy, our revenue and operating results could be materially harmed.

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

          In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet based transaction, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on e-commerce. Legislation extending the moratorium, which ended October 21, 2001, has not yet been enacted. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. Although proposed legislation extending the moratorium is currently under consideration by Congress, it is not clear whether or when any such legislation will be enacted, and if enacted, whether or how it will differ from the recently expired legislation. Unless and until new legislation is enacted extending the moratorium on the imposition of new taxes on Internet-based transactions, states are free to impose such taxes. The imposition of such taxes could impair the growth of electronic commerce and thereby adversely affect the growth of our business.

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

          We provide third-party content on our family of web sites, including real estate listings and consumer online credit reports. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to web sites operated by third parties, we should be liable for copyright or trademark infringement, privacy violations or other wrongful actions by the third parties operating those web sites. They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

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

          The market price for our common stock is likely to continue to be highly volatile and subject to wide fluctuations. Factors contributing to this volatility some of which are beyond our control include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of significant corporate events such as acquisitions or litigation;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, technology and/or real estate and real estate-related industries; and

•
market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet, which have generally proven to be highly volatile, particularly in recent quarters.

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

          In April 2000, we entered into a five year marketing and distribution agreement with America Online, Inc., or AOL. In October 2001, pursuant to the dispute resolution procedures of the agreement, we delivered to AOL a notice to commence binding arbitration procedures with the American Arbitration Association. We contend that AOL is in breach of certain of its obligations under the agreement relating primarily to Internet traffic commitments. The notice of arbitration seeks a variety of remedies, including damages and equitable relief. As of the date of this Form 10-Q, AOL has not yet responded to the notice of arbitration and has not asserted any claim against us concerning our performance under the agreement. It is not clear at present whether, or when, the arbitration will occur, whether AOL will assert claims against us, what the effect of the arbitration will be on other aspects of the agreement (including the $90.0 million letter of credit that we established in connection with certain stock price-related provisions of the agreement) or what the outcome of the arbitration may be. For further information concerning the agreement, see Note 19 to our audited financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2000.
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

          On August 24, 2001, in connection with the acquisition of iPlace, Inc., or iPlace, the Company issued 3,479,347 to the stockholders of iPlace in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

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

Da	te: November 14, 2001

Ho	mestore.com, Inc.

/s/ STUART H. WOLFF
By	:
Stuart H. Wolff
Chairman of the Board and
Chief Executive Officer

/s/ JOSEPH J. SHEW
By	:
Joseph J. Shew
Senior Vice President,
Chief Financial Officer
and Assistant Secretary