Form 10-K405/A
period 2000-12-31
HOMESTORE COM INC
filed 2002-03-12
CIK 1085770

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

   Aggregate market value of voting stock held by non-
    affiliates of the registrant as of February 28, 2001......  $2,050,176,207
   Number of shares of common stock outstanding as of February
    28, 2001..................................................     106,971,997

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders which was held on May 10, 2002.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Homestore.com, Inc.

                                  Form 10-K/A

                  For the Fiscal Year Ended December 31, 2000

                                     Index

                                                                                                  Page
                                                                                                  ----
PART II

Item 6.   Selected Financial Data................................................................   1

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   4

Item 8.   Financial Statements and Supplementary Data............................................  19

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  61

SIGNATURES......................................................................................   64

This 10-K/A is being filed for the purpose of amending and restating Items 6, 7, 8 and 14 of Form 10-K to reflect the restatement of our consolidated financial statements for the year ended December 31, 2000.

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2000 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED RESTATEMENT.

  This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained in Item 1 and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as well as elsewhere herein, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

ITEM 6. SELECTED FINANCIAL DATA

  You should read the following selected consolidated financial data with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

  On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that certain of our financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On February 13, 2002, we concluded, based on preliminary findings of the inquiry, that our financial statements, as of, and for the year ended, December 31, 2000 would be restated and on March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that in the year 2000, certain transactions resulting in the recognition of $36.4 million in revenue, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. We determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by us were capitalized when initially recorded, operating results for the year 2000 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the shipment of certain software products, previously recorded as revenue in 2000, did not meet the revenue recognition requirements of SOP 97-2 and, accordingly, $5 million of revenue should have been deferred at December 31, 2000.

  The restated financial statements also include the effects of our early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires us to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, we are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The effect of adoption in the year 2000 was to reduce previously reported revenue and expense by $7.2 million, with no effect on net loss or net loss per share. The effects of adoption were not material in years prior to 2000.

  The consolidated financial statements for the year ended December 31, 2000 contained herein have been restated to incorporate all these adjustments as described in Note 3 to the Consolidated Financial Statements. As a result of these items, we have reduced our reported revenue by $48.6 million and increased our net loss from $115.2 million to $146.1 million and our net loss per share of $(1.44) to $(1.83).

  Additionally, we reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

  The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000 and 1999, are derived from the audited consolidated financial statements of Homestore.com included elsewhere in this Form 10-K/A. The consolidated statement of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996, have been derived from our audited and unaudited consolidated financial statements not included in this Form 10-K/A. The unaudited consolidated financial statements have been prepared on substantially the same basis as the consolidated audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the period. The unaudited pro forma data for the year ended December 31, 1999 is derived from unaudited pro forma condensed consolidated statement of operations included elsewhere in this Form 10-K/A.

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

  The unaudited consolidated pro forma data may not, however, be indicative of the consolidated results of operations of Homestore.com that actually would have occurred had the transactions reflected in the unaudited consolidated pro forma results of operations occurred at the beginning of the period presented, or of the consolidated results of operations that we may achieve in the future. The comparison to 1999 and 1998 results are on a pro forma basis, as historical results without pro forma presentation are not comparable or meaningful. No pro forma results for 2000 have been presented as pro forma results of acquired companies in 2000 were not material.

                                          Actual                       Pro Forma
                          ------------------------------------------  ------------
                                 Year Ended December 31,               Year Ended
                          ------------------------------------------  December 31,
                           2000 (1)     1999    1998   1997    1996       1999
                          ----------  --------  -----  -----  ------  ------------
                          (Restated)
                               (in thousands, except per share amounts)
Consolidated Statement
 of Operations Data:
Revenues (2)............  $ 181,322   $ 62,580  $ --   $  42  $1,360   $  73,367
Cost of revenues (2)....     61,222     21,965    --       6      42      25,753
                          ---------   --------  -----  -----  ------   ---------
Gross profit............    120,100     40,615    --      36   1,318      47,614
Operating expenses:
 Sales and marketing
  (2)...................    160,122     85,110    --      14     479      98,386
 Product development
  (2)...................     15,554      5,380    --     --      629       7,381
 General and
  administrative (2)....     59,610     26,892      3     38     441      34,167
 Amortization of
  intangible assets.....     42,868     10,192    --     --      --       28,476
 In-process research and
  development...........      4,048        --     --     --      --          --
 Litigation settlement..        --       8,406    --     --      --        8,406
                          ---------   --------  -----  -----  ------   ---------
 Total operating
  expenses..............    282,202    135,980      3     52   1,549     176,816
                          ---------   --------  -----  -----  ------   ---------
Loss from operations....   (162,102)   (95,365)    (3)   (16)   (231)   (129,202)
Interest income
 (expense), net.........     23,031      2,386    --      (1)    (21)     (2,844)
Other expense, net......     (6,982)       (28)   --     --      --          --
                          ---------   --------  -----  -----  ------   ---------
Net loss................   (146,053)   (93,007)    (3)   (17)   (252)   (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock                          --      (2,299)   --     --      --          --
                          ---------   --------  -----  -----  ------   ---------
Net loss applicable to
 common stockholders....  $(146,053)  $(95,306) $  (3) $ (17) $ (252)  $(132,046)
                          =========   ========  =====  =====  ======   =========
Net loss per share
 applicable to common
 stockholders
Basic and diluted.......  $   (1.83)  $  (2.32) $ --   $ --   $ (.07)  $   (2.11)
                          =========   ========  =====  =====  ======   =========
Weighted average
 shares--basic and
 diluted................     79,758     41,142  9,173  8,650   3,477      62,474
                          =========   ========  =====  =====  ======   =========

--------
(1) Since there were no significant acquisitions in 2000, no pro forma consolidated statement of operations data for that year has been presented.

(2) The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

                                         Actual                     Pro Forma
                          ---------------------------------------  ------------
                                 Year Ended December 31,            Year Ended
                          ---------------------------------------  December 31,
                             2000      1999   1998   1997   1996       1999
                          ---------- -------- -----  -----  -----  ------------
                          (Restated)
                                     (in thousands)
Revenues................   $  6,233  $    --  $ --   $ --   $ --     $   --
Cost of revenues........        607       943   --     --     --       1,432
Sales and marketing.....     45,148    14,726   --     --     --      16,383
Product development.....        572       447   --     --     --         677
General and
 administrative.........      3,095     5,111   --     --     --       5,547
                           --------  -------- -----  -----  -----    -------
                           $ 55,655  $ 21,227 $ --     --     --     $24,039
                           ========  ======== =====  =====  =====    =======

                                      December 31,
                          ---------------------------------------
                             2000      1999   1998   1997   1996
                          ---------- -------- -----  -----  -----
                          (Restated)
                                     (in thousands)
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............   $167,576  $ 90,382 $  71  $ 155  $  36
Working capital
 (deficiency)...........    253,638    40,822     1    (37)   (46)
Total assets............    893,350   276,563    71    155     77
Notes payable, long term
 and current............        411    38,576   --     --     --
Redeemable convertible
 preferred stock........        --        --    --     --     --
Total stockholders'
 equity (deficit).......    603,479   195,473   (95)  (133)  (116)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion in conjunction with the unaudited pro forma condensed combined consolidated financial data for the years ended December 31, 1998 and 1999 and the restated audited consolidated financial statements for the year ended December 31, 2000 and related notes of Homestore.com appearing elsewhere in this Form 10-K/A.

  On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that certain of our financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On February 13, 2002, we concluded, based on preliminary findings of the inquiry, that our financial statements, as of, and for the year ended, December 31, 2000 would be restated and on March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that in the year 2000, certain transactions resulting in the recognition of $36.4 million in revenue, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. We determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by us were capitalized when initially recorded, operating results for the year 2000 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the shipment of certain software products, previously recorded as revenue in 2000, did not meet the revenue recognition requirements of SOP 97-2 and, accordingly, $5 million of revenue should have been deferred at December 31, 2000.

  The restated financial statements also include the effects of our early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires us to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, we are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The effect of adoption in the year 2000 was to reduce previously reported revenue and expense by $7.2 million, with no effect on net loss or net loss per share. The effects of adoption were not material in years prior to 2000.

  The consolidated financial statements for the year ended December 31, 2000 contained herein have been restated to incorporate these adjustment. (See Note 3 to the Consolidated Financial Statements). As a result of these items, we have reduced our reported revenue by $48.6 million and increased our net loss from $115.2 million to $146.1 million and our net loss per share of $(1.44) to $(1.83). In addition, we have taken disciplinary action by effecting the separation or resignation of seven individuals from the Company.

  Additionally, we reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

                                           Year Ended December 31, 2000
                                    -------------------------------------------
                                       As                  Accounting
                                    Reported   Adjustments   Change   Restated
                                    ---------  ----------- ---------- ---------
Revenues..........................  $ 229,967   $(41,395)   $(7,250)  $ 181,322
Cost of revenues..................     62,239                (1,017)     61,222
                                    ---------   --------    -------   ---------
Gross profit......................    167,728    (41,395)    (6,233)    120,100
                                    ---------   --------    -------   ---------
Operating expenses:
  Sales and marketing.............    175,044     (8,689)    (6,233)    160,122
  Product development.............     15,554                            15,554
  General and administrative......     60,700     (1,090)                59,610
  Amortization of intangible
   assets.........................     42,900        (32)                42,868
  In-process research and
   development....................      4,048                             4,048
                                    ---------   --------    -------   ---------
  Total operating expenses........    298,246     (9,811)    (6,233)    282,202
                                    ---------   --------    -------   ---------
Loss from operations..............   (130,518)   (31,584)       --     (162,102)
Interest income, net..............     23,031                            23,031
Other expense, net................     (7,682)       700        --       (6,982)
                                    ---------   --------    -------   ---------
Net loss applicable to common
 stockholders.....................  $(115,169)  $(30,884)   $   --    $(146,053)
                                    =========   ========    =======   =========
Basic and diluted net loss per
 share applicable to common
 Stockholders.....................  $   (1.44)  $   (.39)   $   --    $   (1.83)
                                    =========   ========    =======   =========
Shares used to calculate basic and
 diluted net loss per share
 applicable to common
 stockholders.....................     79,758     79,758     79,758      79,758
                                    =========   ========    =======   =========

  Homestore.com, Inc., or Homestore, has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our family of web sites, Homestore provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R), or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry(R), or NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders and agents. We also have distribution agreements with a number of leading Internet portal web sites.

 Basis of Presentation

  Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective December 4, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect, LLC., or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed Company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective December 4, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to the NAR in exchange for the rights to operate the REALTOR.com(R) web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

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

  Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. For the years ended December 31, 1997 and 1998, and through the Reorganization on February 4, 1999, Homestore.com was a holding company whose sole business was managing its investment in RealSelect through LLC. This investment was accounted for under the equity method, and accordingly, Homestore.com did not record the results of operations related to the operating entity, RealSelect, until the Reorganization occurred on February 4, 1999. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. Pro forma financial information that includes a comparison of the results of operations of NSI, LLC, Homestore.com and RealSelect on a combined basis for the twelve months ended December 31, 1998 and 1999 has been presented to assist investors in evaluating our historical financial performance. This pro forma financial information also includes the effect of the acquisitions in 1999 and 1998 described in the following section titled "Acquisitions." A comparison of the historical results of operations of Homestore.com has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

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

  In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years.

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

 Accounting Policies

  Revenues. We derive significant revenues from the sale of subscription products, consisting of online media and technology solutions for home and real estate professionals, including web site development, to real estate agents and brokers, home builders, financial service companies and property owners and managers. Revenue from technology solutions are derived from the following: (i) software license revenue (ii) support and service revenues, and
(iii) web site development revenues. We recognize revenues from software transactions in accordance with provisions of Statement of Position, or SOP, 97-2, "Software Revenue Recognition." Revenues from the sale of software products are recognized upon delivery of the products and satisfaction of related obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., delivered and undelivered products, support and other services), we allocate revenues to the undelivered elements of the contract based on vendor-specific objective evidence of its fair value. This vendor-specific objective evidence of fair value is the sales price of the element when sold separately or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and unspecified software updates. Revenues allocated to undelivered elements are recognized when all revenue recognition criteria are met. Support and services revenues are recognized ratably over the period of the support contract. Payments for support and services are generally made in advance and are non-refundable. The products are sold in annual subscriptions and, accordingly, we defer these revenues and recognize them ratably over the life of the contract, generally 12 months. These prepayments appear on our balance sheet as deferred revenues. Contracts involving web site development are accounted for using the percentage-of-completion method which is generally determined based on development costs incurred relative to total estimated costs.

  We also sell advertising banners and traditional Internet sponsorships on our web sites. We sell banner advertising pursuant to contracts with terms varying from a few days up to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. Equity exchanged for services is recognized during the period in which the services are provided. We record and measure the value of equity received in exchange for services in accordance with Emerging Issues Task Force, or EITF, 00-8 "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." We recognize revenues from advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenues from these transactions are recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. During the year ended December 31, 2000, revenues from equity-for-services and advertising barter transactions were less than 5% of revenues. There were no revenues from these type of transactions during the year ended December 31, 1999.

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

  Product development. Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our family of web sites, including salaries and related expenses for our web site design staff, as well as costs for contracted services, facilities and equipment. We believe that a significant level of product development activity and expense is required in order to remain competitive with new and existing web sites. Accordingly, we anticipate that we will continue to devote substantial resources to product development and that the absolute dollar amount of these costs will increase in future periods. Also included in product development are stock-based charges attributed to product development activities.

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

Results of Operations

  The following tables set forth certain pro forma and actual consolidated statement of operations data. As there was no material impact on pro forma results from acquisitions in 2000, no pro forma consolidated statement of operations for the year ended December 31, 2000 has been presented. The pro forma consolidated statement of operations data for the periods indicated assumes that the following transactions had occurred as of January 1, 1998:

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

  The unaudited consolidated pro forma data may not, however, be indicative of the consolidated results of operations of Homestore that actually would have occurred had the transactions reflected in the unaudited consolidated pro forma results of operations occurred at the beginning of the periods presented, or of the consolidated results of operations that we may achieve in the future. The comparison to 1999 and 1998 results are on a pro forma basis, as historical results without pro forma presentation are not comparable or meaningful. No pro forma results for 2000 have been presented as pro forma results of acquired companies in 2000 were not material.

                                                 Actual        Pro Forma
                                              ------------ -------------------
                                                               Year Ended
                                               Year Ended     December 31,
                                              December 31, -------------------
                                                  2000       1999       1998
                                              ------------ ---------  --------
                                               (Restated)
                                                      (in thousands)
Consolidated Statement of Operations Data:
Revenues (1).................................  $ 181,322   $  73,367  $ 23,123
Cost of revenues (1).........................     61,222      25,753    10,274
                                               ---------   ---------  --------
Gross profit.................................    120,100      47,614    12,849
Operating expenses:
  Sales and marketing (1)....................    160,122      98,386    35,066
  Product development (1)....................     15,554       7,381     5,663
  General and administrative (1).............     59,610      34,167    31,338
  Amortization of intangible assets..........     42,868      28,476    27,897
  In-process research and development........      4,048         --        --
  Litigation settlement......................        --        8,406       --
                                               ---------   ---------  --------
  Total operating expenses...................    282,202     176,816    99,964
                                               ---------   ---------  --------
Loss from operations.........................   (162,102)   (129,202)  (87,115)
Interest income (expense), net...............     23,031      (2,844)   (6,090)
Other expense, net...........................     (6,982)        --        --
                                               ---------   ---------  --------
Net loss.....................................  $(146,053)  $(132,046) $(93,205)
                                               =========   =========  ========

--------
(1) The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

                                                      Actual       Pro Forma
                                                   ------------ ---------------
                                                                  Year Ended
                                                    Year Ended   December 31,
                                                   December 31, ---------------
                                                       2000      1999    1998
                                                   ------------ ------- -------
                                                    (Restated)
                                                          (in thousands)
Revenues..........................................   $ 6,233    $   --  $   --
Cost of revenues..................................       607      1,432     141
Sales and marketing...............................    45,148     16,383     506
Product development...............................       572        677      78
General and administrative........................     3,095      5,547  19,730
                                                     -------    ------- -------
                                                     $55,655    $24,039 $20,455
                                                     =======    ======= =======

                                                         Actual    Pro Forma
                                                         ------    -----------
                                                          2000     1999   1998
                                                          ----     ----   ----
                                                        (Restated)
As a Percentage of Revenues:
Revenues...............................................    100%     100%   100%
Cost of revenues.......................................     34       35     44
                                                           ---     ----   ----
Gross profit...........................................     66       65     56
                                                           ---     ----   ----
Operating expenses:
  Sales and marketing..................................     88      134    152
  Product development..................................      8       10     24
  General and administrative...........................     33       47    135
  Amortization of intangible assets....................     24       39    121
  In process research and development..................      2      --     --
  Litigation settlement................................    --        11    --
                                                           ---     ----   ----
Total operating expenses...............................    155      241    432
                                                           ---     ----   ----
Loss from operations...................................    (89)    (176)  (376)
Interest income (expense), net.........................     13       (4)   (27)
Other expense, net.....................................     (4)     --     --
                                                           ---     ----   ----
Net loss...............................................    (80)%   (180)% (403)%
                                                           ===     ====   ====

For the Years Ended December 31, 2000 and 1999

 Revenues

  Revenues increased to $181.3 million in 2000 from pro forma revenues of $73.4 million in 1999. The increase was primarily due to increased revenue from professional subscriptions.

  Subscription revenues, which represented approximately 62% of total revenues for 2000, grew 167% from 1999. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites as well as an increase in the average revenue per subscription. Also contributing to the increase was sales of technology products as well as web development fees. The number of professional subscriptions increased by 52% to approximately 145,000 compared to totals at December 31, 1999 and was driven, in part, by bulk purchases from national franchises. We anticipate that we will have an increase in the number of professional subscribers and corresponding increases to revenues in connection with the acquisition of the Move.com Group, resulting in subscriptions representing a larger percentage of total anticipated revenues in 2001.

  Advertising revenues, which represented approximately 38% of total revenues for 2000, grew 233% from 1999. The increase was driven primarily by increases in advertising and sponsorship arrangements. Although our advertising revenue has grown significantly in recent periods, we may be unable to sustain growth as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

 Cost of Revenues

  Cost of revenues, including non-cash stock-based charges, increased to $61.2 million in 2000 from pro forma cost of revenues of $25.7 million in 1999. The increase was due primarily to our overall increased sales volume, increased salaries, increase in royalties, and hosting costs during 2000 as compared to 1999. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our web sites in order to accommodate traffic increases.

  Gross margin percentage for 2000 was 66.2%, up from pro forma gross margin percentage of 64.9% for 1999. The increase in gross margin percentage was primarily due to renewal of subscriptions as well as the continuing effort to leverage our existing web site operations.

 Operating Expenses

  Sales and marketing. Sales and marketing expenses increased to $160.1 million in 2000 from pro forma sales and marketing of $98.4 million in 1999. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution agreements and marketing and listing agreements, which we entered into during the third and fourth quarter of 1999. The increase was also due to increased salaries and commissions. Increases in advertising for our branding campaign, promotional material, and trade show expenses during 2000 also contributed to the increase. The increase was also due to the inclusion of stock-based charges in sales and marketing. These stock-based charges increased by $30.4 million to $45.1 million in 2000 from $14.7 million in 1999.

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

  General and administrative. General and administrative expenses increased to $59.6 million in 2000 from pro forma general and administrative expenses of $34.2 million in 1999. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as well as increases in legal and other professional fees. Facility costs increased primarily due to our new corporate and central service offices. The increase was partially offset by a decrease in stock-based charges in general and administrative expenses. These stock-based charges decreased by $2.0 million to $3.1 million in 2000 from $5.1 million in 1999.

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

 Interest Income, Net

  Interest income, net increased to $23.0 million in 2000 from interest income, net of $2.4 million in 1999. The increase was primarily due to interest income earned on a higher average cash balances as a result of proceeds received from our follow-on public offering which was completed in January 2000.

 Other Expense, Net

  Other expense, net increased to $7.0 million in 2000 from other expense, net of $28,000 in 1999. The increase was primarily due to the accretion of the distribution obligation relating to a marketing and distribution agreement.

 Income Taxes

  As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes in 2000 and 1999. As of December 31, 2000, we had $190.8 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

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

  In March 2000, in connection with a marketing agreement we issued warrants to purchase 400,000 shares of our common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. We incurred a non-cash charge of $5.0 million which is being recognized over the one-year term.

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

Pro Forma for the Years Ended December 31, 1999 and 1998

 Revenues

  Pro forma revenues increased to $73.4 million in 1999 from $23.1 million in 1998. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue. The growth in revenue from professional subscriptions was due to an increase in the number of subscribers on our web sites. The growth in advertising revenue was primarily driven by increased sponsorships, including various alliance agreements. Banner advertising revenues also increased primarily as a result of increased traffic to our web sites in 1999 as compared to 1998.

 Cost of Revenues

  Pro forma cost of revenues increased to $25.8 million in 1999 from $10.3 million in 1998. The increase was due primarily to our overall increased sales volume and increased activity during 1999 as compared to 1998.

  Our pro forma gross margin percentage in 1999 was 65%, up from 56% for 1998, primarily due to increased advertising revenue. The increase was partially offset by the inclusion of stock-based charges in cost of revenues. These stock-based charges increased by $1.3 million to $1.4 million in 1999 from $141,000 in 1998.

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

  Throughout 1999, we issued warrants to purchase 910,844 shares of common stock at a weighted average exercise price of $21.18 per share to MLSs that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately $11.2 million which is being recognized over the term of the applicable MLS agreement, approximately one to two years.

  In August 1999, in connection with a marketing agreement,, we issued warrants to purchase 500,000 shares of our common stock at an exercise price of $20.00 per share. All warrants are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately $3.5 million which is being recognized over the two-year term of the agreement.

  In October 1999, in connection with a marketing agreement, we issued warrants to purchase 119,048 shares of our common stock at an exercise price of $42.00 per share. All warrants are fully vested, non-forfeitable and were immediately exercisable. We incurred a total charge of approximately $1.1 million which is being recognized over the two-year term of the agreement.

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

  Since 1993, we have funded our operations and met our capital expenditure requirements through the sale of equity securities, cash generated from the sale of our products and services and, to a lesser extent, equipment lease financing. At December 31, 2000, we had cash equivalents of approximately $167.6 million, short-term investments of approximately $75.3 million and restricted cash of $103.4 million totaling approximately
$346.3 million as compared to $90.4 million at December 31, 1999.

  Cash used in operating activities of $51.3 million for the year ended December 31, 2000 was primarily attributable to the net loss of $146.1 million, increases in accounts receivable of $19.1 million, prepaid distribution expense of $18.2 million and other assets of $14.3 million. This decrease in cash used in operating activities was primarily offset by depreciation, amortization and accretion of $52.5 million, stock-based charges of $55.7 million, in-process research and development of $4.0 million and increases in accounts payable and accrued liabilities of $18.9 million and deferred revenue of $11.9 million. Net cash used in operating activities was $51.0 million in 1999 and $28.2 million in 1998. Net cash used in operating activities in each of these periods was primarily the result of net operating losses and payments required to be made relating to our Internet portal distribution and marketing and listing agreements entered into in 1998. These operating cash outflows were partially offset by depreciation, amortization and non-cash equity charges and increases in accounts payable, accrued liabilities and deferred revenues.

  Cash used in investing activities of $189.2 million for the year ended December 31, 2000 was attributable to capital expenditures of $41.1 million, net purchases of short-term investments consisting primarily of commercial paper of $73.5 million and other investments of $32.5 million. Cash of $42.0 million was also used for acquisitions. Net cash used in investing activities was $29.0 million in 1999, compared to $5.3 million in 1998. To date, our investing activities have consisted of acquisitions, purchases of property and equipment and strategic operating agreements. In June 1999, we acquired SpringStreet for common stock and convertible preferred stock and assumed $10.2 million in cash. In October 1999, we used $35.0 million in cash to fund part of the purchase price for Homefair. In March 1998 and July 1998, we acquired The Enterprise and MultiSearch, respectively for an aggregate purchase price of $11.7 million, of which $1.6 million represented cash payments. Capital expenditures for property and equipment totaled $3.9 million and $4.0 million in 1998 and 1999, respectively. During 1999, an additional $3.0 million of capital expenditures were funded through an equipment lease financing arrangement.

  Cash provided by financing activities of $317.7 million for the year ended December 31, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, repayment of notes from stockholders of $2.5 million, the effect of subsidiary equity transactions of $10.9 million, and proceeds from the exercise of options and warrants and the employee stock purchases of $23.3 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses. This increase was offset by the transfer of $103.4 million to restricted cash in conjunction with a distribution agreement and security for office space leases, repayment of notes payable of $38.6 million, and issuance of notes receivable of $6.0 million. Net cash provided by financing activities was $155.6 million in 1999 and $45.1 million in 1998. Cash was provided primarily from net proceeds from the sale of our common and preferred stock. In April 1999, we issued convertible preferred stock equivalent to 1,704,775 shares of common stock for $17.0 million. In August 1999, we completed our initial public offering in which we sold 8,050,000 shares of our common stock at a price of $20.00 per share, raising approximately $145.6 million, after deducting underwriting discounts and commissions and offering expenses. We also repurchased shares of our common and preferred stock in 1998 and 1999 and repaid notes payable.

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

  In April 2000, we entered into a five-year marketing and distribution agreement with America Online, Inc., or AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. At December 31, 2000, we recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit and are required to pledge an amount equal to the unused portion of the letter of credit. As of December 31, 2000, we have pledged $94.7 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

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

  In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years.

  Since inception, we have incurred losses from operations and negative operating cash flows. At December 31, 2000, we had an accumulated deficit of $301.8 million, cash and cash equivalents of approximately $167.6 million, short-term investments of approximately $75.3 million and restricted cash of $103.4 million. We have no material commitments for capital expenditures over the next twelve months. We have total minimum lease obligations of approximately $44.0 million under certain noncancelable operating leases through 2005 and approximately $11.5 million in internet portal distribution obligations through December 2003. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least December 31, 2001. However, in the longer term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to BGI or AOL as described above, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21 of our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Unaudited Pro Forma Condensed Consolidated Financial Information
  Statement of Operations Overview........................................  20
  Unaudited Pro Forma Condensed Consolidated Statement of Operations......  21
  Notes to Unaudited Pro Forma Condensed Consolidated Statement of
   Operations.............................................................  22

Homestore.com, Inc. Consolidated Financial Statements
  Report of Independent Accountants.......................................  23
  Consolidated Balance Sheets.............................................  24
  Consolidated Statements of Operations...................................  25
  Consolidated Statements of Stockholders' Equity (Deficit)...............  26
  Consolidated Statements of Cash Flows...................................  27
  Notes to Consolidated Financial Statements..............................  28

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

                              HOMESTORE.COM, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                    (in thousands, except per share amounts)

                                                             Pro Forma
                            Homestore    NSI    Adjustments  Homestore  SpringStreet Homefair Adjustments    Pro Forma
                            ---------  -------  -----------  ---------  ------------ -------- -----------    ---------
Revenues..................  $ 62,580   $ 2,433    $  --      $ 65,013     $  2,346    $6,159   $   (151)(1)  $  73,367
Cost of revenues
 (including $1,432 in non-
 cash equity charges)........ 21,965       853       --        22,818        2,109       826        --          25,753
                            --------   -------    ------     --------     --------    ------   --------      ---------
Gross Profit..............    40,615     1,580       --        42,195          237     5,333       (151)        47,614
                            --------   -------    ------     --------     --------    ------   --------      ---------
Operating expenses:
 Sales and marketing
  (including $16,383 in
  non-cash equity charges)... 85,110     4,252       --        89,362        6,975     2,200       (151)(1)     98,386
 Product development
  (including $677 in non-
  cash equity charges).......  5,380       200       --         5,580        1,338       463        --           7,381
 General and
  administrative
  (including $5,547 in
  non-cash equity charges)... 26,892     1,353       --        28,245        4,552     1,370        --          34,167
 Amortization of
  intangible assets.......    10,192       261       --        10,453          --      1,810     (1,810)(2)     28,476
                                                                                                 18,023 (3)
 Litigation settlement....     8,406       --        --         8,406          --        --         --           8,406
                            --------   -------    ------     --------     --------    ------   --------      ---------
Total operating expenses..   135,980     6,066       --       142,046       12,865     5,843     16,062        176,816
                            --------   -------    ------     --------     --------    ------   --------      ---------
Loss from operations......   (95,365)   (4,486)      --       (99,851)     (12,628)     (510)   (16,213)      (129,202)
Other income (expense),
 net......................     2,358        (5)      --         2,353           44       (89)    (5,152)(4)     (2,844)
                            --------   -------    ------     --------     --------    ------   --------      ---------
Net loss..................   (93,007)   (4,491)      --       (97,498)     (12,584)     (599)   (21,365)      (132,046)
Accretion of redemption
 value and dividends on
 convertible preferred
 stock....................    (2,299)     (207)    2,506(5)       --           --        --         --             --
                            --------   -------    ------     --------     --------    ------   --------      ---------
Net loss applicable to
 common stockholders......  $(95,306)  $(4,698)   $2,506     $(97,498)    $(12,584)   $ (599)  $(21,365)     $(132,046)
                            ========   =======    ======     ========     ========    ======   ========      =========
Historical basic and
 diluted net loss per
 share applicable to
 common stockholders......  $  (2.32)
                            --------
Shares used to calculate
 historical basic and
 diluted net loss per
 share applicable to
 common stockholders......    41,142
                            ========
Pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders......                                                                                   $   (2.11)
                                                                                                             =========
Shares used to calculate
 pro forma basic and
 diluted net loss per
 share applicable to
 common stockholders......                                                                                    62,474(6)
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

  Pro forma adjustments reflect the following in the unaudited pro forma condensed consolidated statement of operations:

(1) Elimination of intercompany revenues and expenses

(2) Elimination of amortization of intangible assets

(3) Amortization of goodwill and other purchased intangible assets on a straight-line basis

(4) Reduction in interest income related to cash paid as part of the purchase price and an increase in interest expense related to the $37.5 million promissory note which bears interest at 10.875% issued in connection with the acquisition

(5) Elimination of the accretion of redemption value and dividends on convertible preferred stock resulting from the assumed conversion of the Company's preferred stock into common stock in connection with the IPO.

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

                                                                   Year ended
                                                                  December 31,
                                                                      1999
                                                                  ------------
   SpringStreet acquisition......................................     2,725
   Homefair acquisition..........................................       208
   NSI Reorganization............................................     1,163
   Conversion of preferred stock in connection with IPO..........    14,918
   Conversion of NAR's RealSelect shares into HomeStore.com
    shares.......................................................     2,318

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

  As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2000.

/s/ PricewaterhouseCoopers LLP

Century City, California
March 16, 2001, except as to
 Notes 3 and 21, which are as of March 11, 2002

                              HOMESTORE.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
                                                           (Restated)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $  167,576  $ 90,382
  Short-term investments.................................      75,295       --
  Marketable equity security.............................         247     4,230
  Accounts receivable, net of allowance for doubtful
   accounts of $4,477 and $1,627 at December 31, 2000 and
   1999, respectively....................................      32,028    13,428
  Current portion of notes receivable....................       5,123       --
  Current portion of prepaid distribution expense........      49,140     7,868
  Other current assets...................................      16,710     5,371
                                                           ----------  --------
Total current assets.....................................     346,119   121,279
Prepaid distribution expense, net of current portion.....     159,226     6,167
Property and equipment, net..............................      43,483     6,305
Intangible assets, net...................................     194,274   138,612
Restricted cash..........................................     103,409       --
Other assets.............................................      46,839     4,200
                                                           ----------  --------
   Total assets..........................................  $  893,350  $276,563
                                                           ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $   13,162  $  5,349
  Accrued liabilities....................................      45,062    23,687
  Deferred revenue.......................................      33,846    13,478
  Current portion of notes payable.......................         411    37,943
                                                           ----------  --------
Total current liabilities................................      92,481    80,457
Distribution obligation..................................     189,848       --
Deferred revenue.........................................       2,896       --
Notes payable, net of current portion....................         --        633
Other non-current liabilities............................       4,646       --
                                                           ----------  --------
                                                              289,871    81,090
                                                           ----------  --------
Commitments and contingencies (Note 20)
Stockholders' equity:
  Convertible preferred stock............................         --        --
  Common stock, $.001 par value; 500,000 shares
   authorized, 88,294 and 75,251 shares issued at
   December 31, 2000 and December 31, 1999, respectively,
   and 82,761 and 70,189 shares outstanding at December
   31, 2000 and December 31, 1999, respectively..........          83        70
  Additional paid-in capital.............................   1,027,423   413,244
  Treasury stock, at cost; 5,533 and 5,062 shares at
   December 31, 2000 and December 31, 1999,
   respectively..........................................     (16,556)  (13,676)
  Notes receivable from stockholders.....................      (7,938)  (13,350)
  Deferred stock-based charges...........................     (97,724)  (38,947)
  Accumulated other comprehensive income.................         (23)    3,865
  Accumulated deficit....................................    (301,786) (155,733)
                                                           ----------  --------
   Total stockholders' equity............................     603,479   195,473
                                                           ----------  --------
   Total liabilities and stockholders' equity............  $  893,350  $276,563
                                                           ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      Year Ended December 31,
                                                     ---------------------------
                                                        2000       1999    1998
                                                     ----------  --------  -----
                                                     (Restated)
Revenues (including non-cash equity charges, see
 note 2)...........................................  $ 181,322   $ 62,580  $ --
Cost of revenues (including non-cash equity
 charges, see note 2)..............................     61,222     21,965    --
                                                     ---------   --------  -----
Gross profit.......................................    120,100     40,615    --
                                                     ---------   --------  -----
Operating expenses:
  Sales and marketing (including non-cash equity
   charges, see note 2)............................    160,122     85,110    --
  Product development (including non-cash equity
   charges, see note 2)............................     15,554      5,380    --
  General and administrative (including non-cash
   equity charges, see note 2).....................     59,610     26,892      3
  Amortization of intangible assets................     42,868     10,192    --
  In-process research and development..............      4,048        --     --
  Litigation settlement............................        --       8,406    --
                                                     ---------   --------  -----
Total operating expenses...........................    282,202    135,980      3
                                                     ---------   --------  -----
Loss from operations...............................   (162,102)   (95,365)    (3)
Interest income, net...............................     23,031      2,386    --
Other expense, net.................................     (6,982)       (28)   --
                                                     ---------   --------  -----
Net loss...........................................   (146,053)   (93,007)    (3)
Accretion of redemption value and dividends on
 convertible preferred stock.......................        --      (2,299)   --
                                                     ---------   --------  -----
Net loss applicable to common stockholders.........  $(146,053)  $(95,306) $  (3)
                                                     =========   ========  =====
Basic and diluted net loss per share applicable to
 common stockholders...............................  $   (1.83)  $  (2.32) $ --
                                                     =========   ========  =====
Shares used to calculate basic and diluted net loss
 per share applicable to common stockholders.......     79,758     41,142  9,173
                                                     =========   ========  =====


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                    Convertible
                     Preferred                                            Notes                  Accumulated
                       Stock      Common Stock   Additional             Receivable   Deferred       Other
                   -------------- --------------  Paid-In    Treasury      From     Stock-Based Comprehensive Accumulated
                   Shares  Amount Shares  Amount  Capital     Stock    Stockholders   Charges   Income(loss)    Deficit
                   ------  ------ ------  ------ ----------  --------  ------------ ----------- ------------- -----------
Balance at
December 31,
1997.............     --    $--    8,650   $ 9   $    2,721  $    --     $   --      $    --       $   --      $  (2,863)
Exercise of stock
options..........     --     --    1,330     1          591       --        (551)         --           --            --
Net loss.........     --     --      --    --           --        --         --           --           --             (3)
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31,
1998.............     --     --    9,980    10        3,312       --        (551)         --           --         (2,866)
Reorganization
(Note 1).........   4,528      5  12,480    12       98,119    (1,770)    (3,230)     (10,079)         --        (60,860)
Comprehensive
income (loss):
 Net loss........     --     --      --    --           --        --         --           --           --        (93,007)
 Unrealized gain
 on marketable
 security........     --     --      --    --           --        --         --           --         3,865           --
                                                                                                   -------
 Comprehensive
 income (loss)...     --     --      --    --           --        --         --           --         3,865           --
                                                                                                   -------
Issuance of
common stock and
Series F
preferred stock..      96    --      643   --         3,553       --         --           --           --            --
Issuance of
common stock to
minority
interest.........     --     --      --    --           --        --         --           --           --          1,000
Exercise of stock
options..........     --     --    5,959     5       12,906       --     (11,465)         --           --            --
Other notes
receivable from
shareholders.....     --     --      --    --           --        --      (1,521)         --           --            --
Repurchase of
common stock.....     --     --   (2,903)  --           --    (11,906)     3,630          --           --            --
Issuance of
common stock.....     --     --      660   --        15,767       --        (238)         --           --            --
Repayment from
shareholder......     --     --      --    --           --        --          25          --           --            --
Issuance of
Series G
preferred stock..     341    --      --    --        17,007       --         --           --           --            --
Issuance of
Series H
preferred stock..     845      1     365   --        51,433       --         --           --           --            --
Deferred stock-
based charges....     --     --      --    --        44,095       --         --       (50,095)         --            --
Stock-based
charges..........     --     --      --    --         6,000       --         --        21,227          --            --
Accretion of
Series E
redemption
value............     --     --      --    --          (159)      --         --           --           --            --
Conversion of
convertible
preferred stock..  (5,810)    (6) 29,050    29          (23)      --         --           --           --            --
Conversion of
redeemable
convertible
preferred stock..     --     --    1,625     2        5,122       --         --           --           --            --
Conversion of NAR
shares...........     --     --    3,917     4           (4)      --         --           --           --            --
Issuance of
common stock in
initial public
offering.........     --     --    8,050     8      145,585       --         --           --           --            --
Exercise of
warrants.........     --     --      113   --         2,125       --         --           --           --            --
Litigation
settlement.......     --     --      250   --         8,406       --         --           --           --            --
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31,
1999.............     --     --   70,189    70      413,244   (13,676)   (13,350)     (38,947)       3,865      (155,733)
Comprehensive
income (loss):
 Net loss
 (Restated)......     --     --      --    --           --        --         --           --           --       (146,053)
 Unrealized loss
 on marketable
 security........     --     --      --    --           --        --         --           --        (4,022)          --
 Foreign currency
 translation.....     --     --      --    --           --        --         --           --           134           --
                                                                                                   -------
 Comprehensive
 loss
 (Restated)......     --     --      --    --           --        --         --           --        (3,888)          --
                                                                                                   -------
Issuance of
common stock
under employee
stock purchase
plan and exercise
of stock
options..........     --     --    1,942     2       11,512       --         --           --           --            --
Issuance of
common stock for
acquisitions.....     --     --      613     1       51,275       --         --           --           --            --
Other issuances
of common stock..     --     --    4,992     5       70,837       --         --       (70,798)         --            --
Repayment from
stockholders.....     --     --      --    --           --        --       2,532          --           --            --
Repurchase of
common stock.....     --     --     (471)  --           --     (2,880)     2,880          --           --            --
Deferred stock-
based charges....     --     --      --    --        31,520       --         --       (31,520)         --            --
Stock-based
charges..........     --     --      --    --           --        --         --        43,541          --            --
Issuance of
common stock in
public offering..     --     --    4,073     4      428,899       --         --           --           --            --
Effect of
subsidiary equity
transactions.....     --     --      --    --         8,337       --         --           --           --            --
Exercise of
warrants.........     --     --    1,423     1       11,799       --         --           --           --            --
                   ------   ----  ------   ---   ----------  --------    -------     --------      -------     ---------
Balance at
December 31, 2000
(Restated).......     --    $--   82,761   $83   $1,027,423  $(16,556)   $(7,938)    $(97,724)     $   (23)    $(301,786)
                   ======   ====  ======   ===   ==========  ========    =======     ========      =======     =========
                       Total
                   Stockholder's
                       Equity
                     (Deficit)
                   -------------
Balance at
December 31,
1997.............    $    (133)
Exercise of stock
options..........           41
Net loss.........           (3)
                   -------------
Balance at
December 31,
1998.............          (95)
Reorganization
(Note 1).........       22,197
Comprehensive
income (loss):
 Net loss........      (93,007)
 Unrealized gain
 on marketable
 security........        3,865
                   -------------
 Comprehensive
 income (loss)...      (89,142)
                   -------------
Issuance of
common stock and
Series F
preferred stock..        3,553
Issuance of
common stock to
minority
interest.........        1,000
Exercise of stock
options..........        1,446
Other notes
receivable from
shareholders.....       (1,521)
Repurchase of
common stock.....       (8,276)
Issuance of
common stock.....       15,529
Repayment from
shareholder......           25
Issuance of
Series G
preferred stock..       17,007
Issuance of
Series H
preferred stock..       51,434
Deferred stock-
based charges....       (6,000)
Stock-based
charges..........       27,227
Accretion of
Series E
redemption
value............         (159)
Conversion of
convertible
preferred stock..          --
Conversion of
redeemable
convertible
preferred stock..        5,124
Conversion of NAR
shares...........          --
Issuance of
common stock in
initial public
offering.........      145,593
Exercise of
warrants.........        2,125
Litigation
settlement.......        8,406
                   -------------
Balance at
December 31,
1999.............      195,473
Comprehensive
income (loss):
 Net loss
 (Restated)......     (146,053)
 Unrealized loss
 on marketable
 security........       (4,022)
 Foreign currency
 translation.....          134
                   -------------
 Comprehensive
 loss
 (Restated)......     (149,941)
                   -------------
Issuance of
common stock
under employee
stock purchase
plan and exercise
of stock
options..........       11,514
Issuance of
common stock for
acquisitions.....       51,276
Other issuances
of common stock..           44
Repayment from
stockholders.....        2,532
Repurchase of
common stock.....          --
Deferred stock-
based charges....          --
Stock-based
charges..........       43,541
Issuance of
common stock in
public offering..      428,903
Effect of
subsidiary equity
transactions.....        8,337
Exercise of
warrants.........       11,800
                   -------------
Balance at
December 31, 2000
(Restated).......    $ 603,479
                   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                     ---------------------------
                                                        2000       1999    1998
                                                     ----------  --------  -----
                                                     (Restated)
Cash flows from operating activities:
Net loss...........................................  $(146,053)  $(93,007) $  (3)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization......................     48,622     11,579    --
Accretion of distribution obligation...............      3,909        --     --
Provision for doubtful accounts....................      3,468      1,121    --
Amortization of discount on notes payable..........        --         581    --
Stock-based charges................................     55,655     21,227    --
In-process research and development................      4,048        --     --
Litigation settlement..............................        --       8,406    --
Other non-cash items...............................       (165)       544    --
Changes in operating assets and liabilities, net of
 acquisitions:
  Accounts receivable..............................    (19,065)   (10,025)   --
  Prepaid distribution expense.....................    (18,204)    (3,481)   --
  Other assets.....................................    (14,308)    (3,780)   --
  Accounts payable and accrued liabilities.........     18,889     12,668   (122)
  Deferred revenue.................................     11,918      6,030    --
                                                     ---------   --------  -----
Net cash used in operating activities..............    (51,286)   (48,137)  (125)
                                                     ---------   --------  -----
Cash flows from investing activities:
Purchases of property and equipment................    (41,132)    (3,941)   --
Purchases of cost and equity investments...........    (32,527)       --     --
Purchases of short-term investments................   (219,862)       --     --
Maturities of short-term investments...............    146,320        --     --
Acquisitions, net of cash acquired.................    (42,037)   (23,845)   --
Other assets.......................................        --      (2,390)   --
                                                     ---------   --------  -----
Net cash used in investing activities..............   (189,238)   (30,176)   --
                                                     ---------   --------  -----
Cash flows from financing activities:
Proceeds from payment of stockholders' notes.......      2,532      3,655    --
Proceeds from exercise of stock options, warrants
 and share issuances under employee stock purchase
 plan..............................................     23,358      1,570    --
Net proceeds from issuance of common and preferred
 stock.............................................    428,903    167,596     41
Repurchases of common stock........................        --     (11,906)   --
Transfer to restricted cash........................   (103,409)       --     --
Repayment of notes payable.........................    (38,575)    (4,578)   --
Issuance of notes receivable.......................     (6,034)      (750)   --
Subsidiary equity transactions.....................     10,943        --     --
                                                     ---------   --------  -----
Net cash provided by financing activities..........    317,718    155,587     41
                                                     ---------   --------  -----
Change in cash and cash equivalents................     77,194     77,274    (84)
Cash assumed from NetSelect, Inc. .................        --      13,037    --
Cash and cash equivalents, beginning of period.....     90,382         71    155
                                                     ---------   --------  -----
Cash and cash equivalents, end of period...........  $ 167,576   $ 90,382  $  71
                                                     =========   ========  =====

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESTORE.COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

  Homestore.com, Inc. ("Homestore" or the "Company") has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R) ("NAR"), the National Association of Home Builders ("NAHB"), the largest Multiple Listing Services ("MLSs"), the NAHB Remodelors Council, the National Association of the Remodeling Industry ("NARI"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers, builders and agents. The Company also has distribution agreements with a large number of leading Internet portal web sites.

  The accompanying consolidated financial statements and footnotes for the year ended December 31, 2000 have been restated. See Note 3 for a discussion of the restatement and a reconciliation of the Company's financial position and results of operations from financial statements previously filed to these restated financial statements.

 Company History

  Initial Business--Homestore was incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation ("InfoTouch") with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, the Company began to develop the technology to build and operate high traffic Internet sites with content related to real estate.

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

                              HOMESTORE.COM, INC.

  Reorganization of RealSelect Holding Structure--Under the RealSelect agreements, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into the Company (the "Reorganization"). The share exchange lacked economic substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of individual investors were unaffected. Accordingly, the non-substantive exchange was accounted for at historical cost (Note 4).

  Since inception, the Company has incurred losses from operations and negative operating cash flows. At December 31, 2000, the Company had an accumulated deficit of $301.8 million, cash and cash equivalents of approximately $167.6 million, short-term investments of approximately $75.3 million and restricted cash of $103.4 million. The Company has no material commitments for capital expenditures over the next twelve months, has total minimum lease obligations of approximately $44.0 million under certain noncancelable operating leases through 2005 and approximately $11.5 million in internet portal distribution obligations through December 2003. The Company currently anticipates that its existing cash and cash equivalents and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations through at least December 31, 2001. However, in the longer term, the Company faces significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy its obligations to BGI or AOL as described in Note 20, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. The failure to raise sufficient capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of stock owned by then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of existing common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of the parent company and all of its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

  The Company's consolidated financial statements reflect the financial position, results of operations and cash flows of Homestore, formerly InfoTouch. The consolidated financial statements for 1998 primarily reflect the Company's investment in LLC accounted for under the equity method (Note
4). The consolidated financial statements following the date of the Reorganization include the accounts of RealSelect and its majority owned subsidiaries, in which the Company held a 99% ownership interest at December 31, 2000.

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

                              HOMESTORE.COM, INC.

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

  The Company's marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are reported in other income or expensed as incurred.

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

  Restricted Cash--Restricted cash consists of cash equivalents pledged as collateral for unused letters of credit. See Note 20.

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

  During the years ended December 31, 2000 and 1998, no customer accounted for more than 10% of the Company's net revenues. During the year ended December 31, 1999, one customer accounted for approximately 11% of the Company's net revenues. At December 31, 2000 and 1999, no customer accounted for more than 10% of net accounts receivable.

  Fair Value of Financial Instruments--The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

  Prepaid Distribution--The Company has entered into various web portal distribution and preferred alliance agreements, which are being amortized ratably over the term of the agreement, generally two to five years. See Note 20.

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

                              HOMESTORE.COM, INC.

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

  If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

  Revenue Recognition--The Company derives it's revenues from the sale of subscription products consisting of online media and technology solutions for home and real estate professionals including web site development to real estate agents and brokers, home builders, financial service companies and property owners and managers. Revenue from technology solutions are derived from the following: (i) software license revenue, (ii) support and service revenues and (iii) web site development revenues. The Company recognizes revenues from software transactions in accordance with provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Revenues from the sale of software products are recognized upon delivery of the products and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., delivered and undelivered products, support and other services), the Company allocates revenues to the undelivered elements of the contract based on vendor-specific objective evidence of its fair value. This vendor-specific objective evidence of fair value is the sales price of the element when sold separately or the renewal rate specified in the arrangement for licensing arrangements with terms of one year to 18 months that include customer support and unspecified software updates. Revenues allocated to undelivered elements are recognized when all revenue recognition criteria are met. Support and services revenues are recognized ratably over the period of the support contract. Payments for support and services are generally made in advance and are non-refundable. The products are sold in annual subscriptions and, accordingly, revenues are deferred and recognized ratably over the life of the contract, generally 12 months. These prepayments appear on the balance sheet as deferred revenues. Contracts involving web site development are accounted for using the percentage-of-

                              HOMESTORE.COM, INC.

completion method which is generally determined based on development costs incurred relative to total estimated costs.

  The Company also sells advertising banners and traditional Internet sponsorships on our web sites. The Company also sells banner advertising pursuant to contracts with terms varying from a few days to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed. Equity exchanged for services is recognized during the period in which the services are provided. The Company records and measures the value of equity received in exchange for services in accordance with Emerging Issues Task Force ("EITF") 00-8 "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." The Company recognizes revenues from advertising barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." Revenues from these transactions are recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. During the year ended December 31, 2000, revenues from equity-for-services and advertising barter transactions were less than 5% of revenues. There were no revenues from these type of transactions during the year ended December 31, 1999.

  Advertising Expense--Advertising costs are expensed as incurred and totaled $18.1 million and $10.8 million during the years ended December 31, 2000 and 1999, respectively. No advertising costs were incurred during the year ended December 31, 1998.

  Stock-Based Charges--The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                          2000     1999   1998
                                                       ---------- ------- -----
                                                       (Restated)
Revenues..............................................  $ 6,233   $   --  $ --
Cost of revenues......................................      607       943   --
Sales and marketing...................................   45,148    14,726   --
Product development...................................      572       447   --
General and administrative............................    3,095     5,111   --
                                                        -------   ------- -----
                                                        $55,655   $21,227 $ --
                                                        =======   ======= =====

  Income Taxes--Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will

                              HOMESTORE.COM, INC.

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

                              HOMESTORE.COM, INC.

3. RESTATEMENT AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

  On December 21, 2001, the Company announced that the Audit Committee of its Board of Directors was conducting an inquiry of certain of the Company's accounting practices and that the results of the inquiry to date determined that certain of its financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On February 13, 2002, the Company concluded, based on preliminary findings of the inquiry, that its financial statements, as of, and for the year ended, December 31, 2000 would be restated and on March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that in the year 2000, certain transactions resulting in the recognition of $36.4 million in revenue, which had been recorded based upon the belief that they were independent cash transactions, were, in fact, reciprocal exchanges that should have been evaluated as barter transactions. The Company determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by the Company were capitalized when initially recorded, operating results for the year 2000 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the shipment of certain software products, previously recorded as revenue in 2000, did not meet the revenue recognition requirements of SOP 97-2 and, accordingly, $5 million of revenue should have been deferred at December 31, 2000.

  The restated financial statements also include the effects of the Company's early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The effect of adoption in the year 2000 was to reduce previously reported revenue and expense by $7.2 million, with no effect on net loss or net loss per share. The effects of adoption were not material in years prior to 2000.

  As a result of these items, we have reduced our reported revenue by $48.6 million and increased our net loss from $115.2 million to $146.1 million and our net loss per share of $(1.44) to $(1.83).

  Additionally, the Company reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

  Following are reconciliations of the Company's financial position and results of operations and cash flows from financial statements previously filed to these restated financial statements.

                              HOMESTORE.COM, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                              Year Ended December 31, 2000
                                           -----------------------------------
                                           As Reported  Adjustments  Restated
                                           -----------  ----------- ----------
                   ASSETS
   Current assets:
     Cash and cash equivalents...........  $  180,985    $(13,409)  $  167,576
     Short-term investments..............      75,295                   75,295
     Marketable equity security..........         247                      247
     Accounts receivable.................      44,472     (12,444)      32,028
     Current portion of notes
      receivable.........................       5,598        (475)       5,123
     Current portion of prepaid
      distribution expense...............      49,140                   49,140
     Other current assets................      23,567      (6,857)      16,710
                                           ----------    --------   ----------
   Total current assets..................     379,304     (33,185)     346,119
   Prepaid distribution expense, net of
    current portion......................     159,226                  159,226
   Property and equipment, net...........      45,061      (1,578)      43,483
   Intangible assets, net................     194,742        (468)     194,274
   Restricted cash.......................      90,000      13,409      103,409
   Other assets..........................      50,322      (3,483)      46,839
                                           ----------    --------   ----------
       Total assets......................  $  918,655    $(25,305)  $  893,350
                                           ==========    ========   ==========

   LIABILITIES, AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable....................  $   13,062    $    100   $   13,162
     Accrued liabilities.................      49,235      (4,173)      45,062
     Deferred revenue....................      24,194       9,652       33,846
     Current portion of notes payable....         411                      411
                                           ----------    --------   ----------
   Total current liabilities.............      86,902       5,579       92,481
   Distribution obligation...............     189,848                  189,848
   Deferred revenue......................       2,896                    2,896
   Other non-current liabilities.........       4,646                    4,646
                                           ----------    --------   ----------
                                              284,292       5,579      289,871
                                           ----------    --------   ----------
   Commitments and contingencies (Note
    20)

   Stockholders' equity:
     Common stock........................          83                       83
     Additional paid-in capital..........   1,027,423                1,027,423
     Treasury stock......................     (16,556)                 (16,556)
     Notes receivable from stockholders..      (7,938)                  (7,938)
     Deferred stock-based charges........     (97,724)                 (97,724)
     Accumulated other comprehensive
      income.............................         (23)                     (23)
     Accumulated deficit.................    (270,902)    (30,884)    (301,786)
                                           ----------    --------   ----------
       Total stockholders' equity........     634,363     (30,884)     603,479
                                           ----------    --------   ----------
       Total liabilities and
        stockholders' equity.............  $  918,655    $(25,305)  $  893,350
                                           ==========    ========   ==========

                              HOMESTORE.COM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                           Year Ended December 31, 2000
                                    -------------------------------------------
                                       As                  Accounting
                                    Reported   Adjustments   Change   Restated
                                    ---------  ----------- ---------- ---------
Revenues..........................  $ 229,967   $(41,395)   $(7,250)  $ 181,322
Cost of revenues..................     62,239                (1,017)     61,222
                                    ---------   --------    -------   ---------
Gross profit......................    167,728    (41,395)    (6,233)    120,100
                                    ---------   --------    -------   ---------
Operating expenses:
  Sales and marketing.............    175,044     (8,689)    (6,233)    160,122
  Product development.............     15,554                            15,554
  General and administrative......     60,700     (1,090)                59,610
  Amortization of intangible
   assets.........................     42,900        (32)                42,868
  In-process research and
   development....................      4,048                             4,048
                                    ---------   --------    -------   ---------
Total operating expenses..........    298,246     (9,811)    (6,233)    282,202
                                    ---------   --------    -------   ---------
Loss from operations..............   (130,518)   (31,584)       --     (162,102)
Interest income, net..............     23,031                            23,031
Other expense, net................     (7,682)       700                 (6,982)
                                    ---------   --------    -------   ---------
Net loss applicable to common
 stockholders.....................  $(115,169)  $(30,884)       --    $(146,053)
                                    =========   ========    =======   =========
Basic and diluted net loss per
 share applicable to common
 Stockholders.....................  $   (1.44)  $   (.39)   $   --    $   (1.83)
                                    =========   ========    =======   =========
Shares used to calculate basic and
 diluted net loss per share
 applicable to common
 stockholders.....................     79,758     79,758     79,758      79,758
                                    =========   ========    =======   =========

                              HOMESTORE.COM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                Year Ended December 31, 2000
                                              ---------------------------------
                                              As Reported Adjustments Restated
                                              ----------- ----------- ---------
Cash flows from operating activities:
Net loss....................................   $(115,169)  $(30,884)  $(146,053)
Adjustments to reconcile net loss to net
 cash used in operating
 activities:
Depreciation and amortization...............      49,064       (442)     48,622
Accretion of distribution obligation........       3,909                  3,909
Provision for doubtful accounts.............       3,468                  3,468
Stock-based charges.........................      55,655                 55,655
In-process research and development.........       4,048                  4,048
Other non-cash items........................        (165)                  (165)
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable.........................     (31,509)    12,444     (19,065)
Prepaid distribution expense................     (18,204)               (18,204)
Other assets................................     (23,248)     8,940     (14,308)
Accounts payable and accrued liabilities....      22,961     (4,072)     18,889
Deferred revenue............................       2,266      9,652      11,918
                                               ---------   --------   ---------
Net cash used in operating activities.......     (46,924)    (4,362)    (51,286)
                                               ---------   --------   ---------
Cash flows from investing activities:
Purchases of property and equipment.........     (43,119)     1,987     (41,132)
Purchases of cost and equity investments....     (33,927)     1,400     (32,527)
Purchases of short-term investments.........    (219,862)              (219,862)
Maturities of short-term investments........     146,320                146,320
Acquisitions, net of cash acquired..........     (42,537)       500     (42,037)
                                               ---------   --------   ---------
Net cash used in investing activities.......    (193,125)     3,887    (189,238)
                                               ---------   --------   ---------
Cash flows from financing activities:
Proceeds from payment of stockholders'
 notes......................................       2,532                  2,532
Proceeds from exercise of stock options,
 warrants and share issuances under employee
 stock purchase plan........................      23,358                 23,358
Net proceeds from issuance of common and
 preferred stock............................     428,903                428,903
Transfer to restricted cash.................     (90,000)   (13,409)   (103,409)
Repayment of notes payable..................     (38,575)               (38,575)
Issuance of notes receivable................      (6,509)       475      (6,034)
Subsidiary equity transactions..............      10,943                 10,943
                                               ---------   --------   ---------
Net cash provided by financing activities...     330,652    (12,934)    317,718
                                               ---------   --------   ---------
Change in cash and cash equivalents.........      90,603    (13,409)     77,194
Cash and cash equivalents, beginning of
 period.....................................      90,382        --       90,382
                                               ---------   --------   ---------
Cash and cash equivalents, end of period....   $ 180,985   $(13,409)  $ 167,576
                                               =========   ========   =========

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
                                                                    --------
                                                                    $ 51,183
                                                                    ========

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued liabilities.....................  $ 12,473
     Deferred revenue.............................................     6,065
   Current portion of notes payable...............................     1,746
                                                                    --------
   Total current liabilities......................................    20,284
   Notes payable..................................................     3,265
                                                                    --------
   Total liabilities..............................................    23,549
                                                                    --------
   Redeemable convertible preferred stock.........................     4,963
                                                                    --------
   Convertible preferred stock....................................         5
   Common stock...................................................         2
   Additional paid-in capital.....................................    98,129
   Treasury stock at cost.........................................    (1,770)
   Notes receivable from stockholders.............................    (3,230)
   Deferred stock charges.........................................   (10,079)
   Accumulated deficit............................................   (60,386)
                                                                    --------
     Total stockholders' equity...................................    22,671
                                                                    --------
                                                                    $ 51,183
                                                                    ========

5. ACQUISITIONS:

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

                              HOMESTORE.COM, INC.

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

 WyldFyre

  In March 2000, the Company acquired WyldFyre Technologies, Inc.
("WyldFyre"), a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.0 million. The acquisition has

                              HOMESTORE.COM, INC.

been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired in-process research and development ("IPR&D") upon completion of the purchase price valuation by a third party.

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

  The following summarized unaudited pro forma financial information excludes the acquisitions of WyldFyre, Top Producer and THG. The pro forma effect of the WyldFyre, Top Producer and THG transactions are immaterial for all periods presented and therefore are not included in the pro forma information. As such, for the year ended December 31, 2000 no pro-forma information has been presented. This information assumes the Reorganization and the acquisitions of SpringStreet and Homefair occurred at the beginning of the period (in thousands, except per share amounts):

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
                                                                    (Unaudited)
   Revenues........................................................  $  73,367
   Net loss applicable to common stockholders......................   (132,046)
   Net loss per share applicable to common stockholders:
   Basic and diluted...............................................  $   (2.92)
   Weighted average shares.........................................     45,238

                              HOMESTORE.COM, INC.

 In-process Research and Development

  During the year ended December 31, 2000, approximately $4.0 million of the purchase price from the acquisitions of WyldFyre and Top Producer was charged to acquired IPR&D upon completion of the purchase price valuation by a third party.

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

6. SHORT-TERM INVESTMENTS:

  The following table summarizes the Company's investments in available-for-sale securities (in thousands):

                                                 December 31, 2000
                                     ------------------------------------------
                                     Amortized Unrealized Unrealized Estimated
                                       Cost      Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
   Short-term investments...........  $75,334    $  --      $  39     $75,295
   Marketable equity security.......  $   365    $  --      $ 118     $   247
                                                 December 31, 1999
                                     ------------------------------------------
                                     Amortized Unrealized Unrealized Estimated
                                       Cost      Gains      Losses   Fair Value
                                     --------- ---------- ---------- ----------
   Marketable equity security.......  $   365    $3,865     $ --      $ 4,230

  Short-term investments consists primarily of commercial paper. There were no short-term investments at December 31, 1999. The contractual maturities of available-for-sale debt securities at December 31, 2000 are all due within one year. Marketable equity security consists of equity instruments of a publicly-held company.

                              HOMESTORE.COM, INC.

7. PROPERTY AND EQUIPMENT:

  Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                             ------------------
                                                                2000     1999
                                                             ---------- -------
                                                             (Restated)
   Computer software and equipment..........................  $30,950   $ 5,522
   Furniture, fixtures and office equipment.................    4,962     1,588
   Leasehold improvements...................................   15,332     1,421
                                                              -------   -------
                                                               51,244     8,531
   Less: accumulated depreciation...........................   (7,761)   (2,226)
                                                              -------   -------
                                                              $43,483   $ 6,305
                                                              =======   =======

  Depreciation expense for the years ended December 31, 2000 and 1999 was $5.5 million and $1.4 million, respectively. The Company held no depreciable assets in 1998.

                              HOMESTORE.COM, INC.

8. INTANGIBLE ASSETS:

  Intangible assets consist of the following (in thousands):

                                                               December 31,
                                                            -------------------
                                                               2000      1999
                                                            ---------- --------
                                                            (Restated)
     Purchased content.....................................  $ 64,680  $ 64,680
     Goodwill..............................................   117,160    56,642
     Porting relationships.................................    10,000    10,000
     Purchased technology..................................    21,580     5,000
     NAR operating agreement...............................     7,405     7,405
     Other.................................................    30,072     7,614
                                                             --------  --------
                                                              250,897   151,341
     Less: accumulated amortization........................   (56,623)  (12,729)
                                                             --------  --------
                                                             $194,274  $138,612
                                                             ========  ========

9. OTHER ASSETS:

  Other assets consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                 2000     1999
                                                              ---------- ------
                                                              (Restated)
     Cost and equity investments.............................  $41,931   $3,123
     Other...................................................    4,908    1,077
                                                               -------   ------
                                                               $46,839   $4,200
                                                               =======   ======

10. ACCRUED LIABILITIES:

  Accrued liabilities consist of the following (in thousands):

                                                                December 31,
                                                             ------------------
                                                                2000     1999
                                                             ---------- -------
                                                             (Restated)
     Accrued payroll and related benefits...................  $16,705   $ 7,306
     Accrued distribution fees..............................    5,576     5,724
     Accrued royalties......................................   11,161     3,091
     Other..................................................   11,620     7,566
                                                              -------   -------
                                                              $45,062   $23,687
                                                              =======   =======

11. RELATED-PARTY TRANSACTIONS:

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

12. NOTES PAYABLE:

  The Company repaid approximately $38.6 million in notes payable during 2000. At December 31, 2000, the Company had a $411,000 non-interest bearing note payable outstanding, which has been discounted at 10%. This note is due in 2001.

13. STOCK PLANS:

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

  In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (the "SIP"). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceeding December 31; provided however that it does not exceed 20 million shares. In accordance with the provisions of the 1999 Stock Incentive Plan, the number of options available for grant was increased by 3,158,509 shares in January 2000.

                              HOMESTORE.COM, INC.

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

  The following table summarizes the activities under the option plans (including the InfoTouch, SpringStreet, and THG options) for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                                        Weigted
                                              Number                    Average
                                                of        Price Per     Exercise
                                              Shares        Share        Price
                                              ------  ----------------- --------
   Outstanding at December 31, 1997.........   4,453   $ 0.05 to $ 0.90  $ 0.26
     Granted................................   4,782     1.00 to   1.60    1.21
     Exercised..............................  (2,434)    0.06 to   1.00     .31
     Cancelled..............................    (426)    0.30 to   1.00     .71
   Outstanding at December 31, 1998.........   6,375      .05 to   1.60     .91
                                              ------  -----------------  ------
     SpringStreet options assumed...........     719      .36 to   9.83    3.36
     Granted................................  10,214     2.00 to  69.63   13.52
     Exercised..............................  (5,967)     .05 to   9.83    2.20
     Cancelled..............................  (1,072)     .30 to  50.50    4.29
   Outstanding at December 31, 1999.........  10,269      .06 to  69.63   12.60
                                              ------  -----------------  ------
     The Hessel Group options assumed.......     135    36.00 to  47.13   39.77
     Granted................................   7,483    16.63 to  89.25   34.98
     Exercised..............................  (1,708)     .30 to  34.50    4.44
     Cancelled..............................  (1,954)     .36 to  89.25   25.16
                                              ------  -----------------  ------
   Oustanding at December 31, 2000..........  14,225  $   .06 to $89.25  $23.79
                                              ======  =================  ======

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

                              HOMESTORE.COM, INC.

  Additional information with respect to the outstanding options at December 31, 2000 is as follows (shares in thousands):

                                                                     Options
                                      Options Outstanding          Exercisable
                                -------------------------------- ---------------
                                Number Weighted Average Average  Number Average
                                  of      Remaining     Exercise   of   Exercise
Prices:                         Shares Contractual Life  Price   Shares  Price
-------                         ------ ---------------- -------- ------ --------
$  .30 to  1.60................  1,305       7.5         $ 1.09    975   $ 1.04
$ 2.00 to  3.57................    460       8.1           2.68    376     2.64
$ 8.00 to  9.83................  4,047       8.3           8.87  2,589     8.81
$16.63 to 24.63................  1,144       9.2          21.49     81    20.00
$25.13 to 36.00................  4,929       9.4          29.74    430    29.82
$45.00 to 54.00................  1,765       9.4          47.85     75    48.04
$68.38 to 89.25................    575       9.1          76.67     62    74.27
                                ------       ---         ------  -----   ------
$  .30 to 89.25................ 14,225       8.9         $23.79  4,588   $10.36
                                ======       ===         ======  =====   ======

  The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2000, 1999 and 1998, the pro forma amounts of the Company's net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                      2000       1999     1998
                                                   ----------  ---------  ----
                                                   (Restated)
   Net loss applicable to common stockholders:
     As reported.................................. $(146,053)  $ (95,306) $ (3)
     Pro forma.................................... $(218,888)  $(104,669) $ (3)
   Net loss per share-basic and diluted:
     As reported.................................. $   (1.83)  $   (2.32) $--
     Pro forma.................................... $   (2.74)  $   (2.54) $--

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

                                                  Year Ended December 31
                                                  ---------------------------
                                                   2000      1999      1998
                                                  -------   -------   -------
     Risk-free interest rates....................       6%        6%        5%
     Expected lives (in years)...................       4         5         4
     Dividend yield..............................       0%        0%        0%
     Expected volatility.........................     100%       85%        0%

  Options granted prior to the Company's initial public offering were valued using the minimum value method and therefore volatility was not applicable. The weighted-average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $25.47, $6.74 and $0.97, respectively.

 Employee Stock Purchase Plan

  In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the initial aggregate number of shares of stock that may be issued is 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including

                              HOMESTORE.COM, INC.

January 1, 2009 by an amount equal to half of a percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan shall not exceed 5,000,000 shares. In January 2000, the amount available under the plan was increased by 413,806. Employees can choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company's common stock. The purchase price of the common stock is 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the Plan. The first offering period started on August 1, 1999. During 2000, the Company issued 230,590 shares of common stock under the ESPP at a weighted issuance price of $17.54 per share.

14. WARRANTS:

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

  In August 1999, in connection with a marketing agreement, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $20.00 per share. The Company incurred a non-cash charge of $3.5 million which is being recognized over the two-year term of the marketing agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable upon the closing of the IPO. These warrants were exercised in July 2000.

  In October 1999, in connection with a marketing agreement, the Company issued warrants to purchase 119,048 shares of the Company's common stock at an exercise price of $42.00 per share. The Company incurred

                              HOMESTORE.COM, INC.

a non-cash charge of $1.1 million which is being recognized over the two-year term of the marketing agreement. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. These warrants expired in April 2000.

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

  In March 2000, in connection with a marketing agreement, the Company issued warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a non-cash charge of $5.0 million which is being recognized over the one-year term of the marketing agreement.

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

  The Company recognized $27.3 million and $8.7 million in stock-based charges for the years ending December 31, 2000 and 1999, respectively in connection with the issuance of warrants. There were no stock-based charges for 1998. At December 31, 2000 the aggregate number of warrants outstanding were 1,882,607 with a weighted-average exercise price of $38.03.

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

                              HOMESTORE.COM, INC.

  Redemption--Upon the earlier to occur of (i) termination of that certain Operating Agreement dated November 26, 1996, as the same may be amended from time to time (the "Operating Agreement"), or (ii) the National Association of REALTORS ("NAR") ceases to own at least 149,778 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by the NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, among the NAR, NetSelect and NetSelect, L.L.C., or the Trademark License dated as of November 26, 1996, by and between NAR and RealSelect, at any time thereafter the Company may, at the option of the Board, redeem the Series A preferred. The redemption price for each share of Series A preferred shall be $1.00 per share.

  Conversion--Each share of Series A preferred stock shall automatically be converted into one share of common stock upon any sale, transfer, pledge, or other disposition of the share of Series A preferred to any person or entity other than the initial holder of such share of Series A preferred, or any successor by operation of law that functions as a non-profit trade association for REALTORS under Section 501(c)(6) of Internal Revenue Code of 1986, as amended, that owns the REALTOR trademark, or any wholly-owned affiliate of such holder as long as the holder continues to own such affiliate.

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

  In March 2000 and May 2000, in connection with acquisitions of WyldFyre Technologies, Inc. and Top Producer Systems Inc., the Company issued 1,062,964 shares of the Company's common stock (Note 4).

  In March 2000, in connection with a marketing agreement, the Company issued 1,085,271 shares of the Company's common stock to Budget Group, Inc. The Company recorded the $70 million difference between the fair value of the stock and the price paid by the Budget Group as deferred stock charges, which is being amortized ratably over the ten-year term of the marketing agreement (Note 20).

  In April 2000, in connection with a marketing and distribution agreement, the Company issued 3,894,343 shares of the Company's common stock to AOL (Note
20).

  The Company recognized $21.9 million and $2.8 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2000 and 1999, respectively. There were no stock-based charges for 1998.

                              HOMESTORE.COM, INC.

16. NET LOSS PER SHARE:

  The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders per share for the periods indicated (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000       1999    1998
                                                    ---------  --------  -----
                                                    (Restated)
   Historical presentation numerator:
     Net loss.....................................  $(146,053) $(93,007) $  (3)
     Accretion of redemption value and dividends
      on convertible preferred stock..............        --     (2,299)   --
                                                    ---------  --------  -----
     Net loss applicable to common stockholders...  $(146,053) $(95,306) $  (3)
                                                    =========  ========  =====
   Denominator:
     Weighted average shares......................     79,758    41,142  9,173
                                                    =========  ========  =====
   Basic and diluted net loss per share applicable
    to common stockholders........................  $   (1.83) $  (2.32) $ --
                                                    =========  ========  =====

  The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 16,107,866, 12,892,571 and 15,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

17. SUPPLEMENTAL CASH FLOW INFORMATION:

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

                              HOMESTORE.COM, INC.

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

18. DEFINED CONTRIBUTION PLAN:

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

19. INCOME TAXES:

  As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2000 and 1999 are as follows (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                                                       (Restated)
   Deferred tax assets:
     Net operating loss carryforwards................   $ 75,636     $ 44,571
     Equity compensation.............................     19,053        5,106
     Deferred expenses...............................     10,805          --
     Other...........................................      3,594        1,723
                                                        --------     --------
                                                         109,088       51,400
     Less: valuation allowance.......................    (74,611)     (16,570)
                                                        --------     --------
   Net deferred tax assets...........................     34,477       34,830
                                                        --------     --------
   Deferred tax liabilities:
     Amortization of acquired intangible assets......    (34,477)     (34,830)
                                                        --------     --------
   Total gross deferred tax liabilities..............    (34,477)     (34,830)
                                                        --------     --------
   Net deferred tax asset (liability)................   $    --      $    --
                                                        ========     ========

  Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $58,041 in 2000. The increase was the result of net changes in temporary differences as well as adjustments attributable to acquisitions.

  At December 31, 2000 and 1999, the Company had net operating losses for federal income tax purposes of approximately $190.8 million and $116.7 million, respectively, which begin to expire in 2007. At December 31, 2000 and 1999, the Company had net operating losses for state income tax purposes of approximately $100.1 million and $63.3 million, respectively, which begin to expire in 2001. At December 31, 2000 and 1999, the net operating loss includes approximately $56.3 million and $1.0 million related to the exercise of employee stock options and warrants, respectively. Any benefit resulting from the utilization of this portion of the net operating loss will be credited directly to equity.

                              HOMESTORE.COM, INC.

20. COMMITMENTS AND CONTINGENCIES:

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

   2001................................................................. $10,522
   2002.................................................................   8,565
   2003.................................................................   7,499
   2004.................................................................   4,819
   2005 and thereafter..................................................  12,633
                                                                         -------
     Total.............................................................. $44,038
                                                                         =======

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

 Distribution Agreements

  In connection with the Reorganization, the Company assumed various Internet portal distribution agreements and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements at December 31, 2000 are as follows (in thousands):

   2001................................................................. $ 7,202
   2002.................................................................   3,750
   2003.................................................................     500
   2004.................................................................     --
   2005 and thereafter..................................................     --
                                                                         -------
     Total.............................................................. $11,452
                                                                         =======

 AOL Agreement and Letter of Credit

  In April 2000, the Company entered into a five-year marketing and distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $68.50 per share on the third, fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. As of December 31, 2000, the Company has recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of the Company's stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement and was $3.9 million in the year ended December 31, 2000. In connection with the guarantee, the Company established a $90.0 million letter of credit and is required to pledge an amount equal to the unused portion of the letter of credit. As of December 31, 2000, the Company had pledged $94.7 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of

                              HOMESTORE.COM, INC.

credit can be drawn against by AOL in the event that our 30-day average closing price is less than $68.50 at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement.

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

21. SUBSEQUENT EVENTS:

 Acquisitions

  In February 2001, the Company completed the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as to the Move.com Group from Cendant in an all stock transaction valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of

                              HOMESTORE.COM, INC.

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

  In connection with and contingent upon the close of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years.

 Stock Plans

  In January 2001, in accordance with plan provisions, the number of shares reserved for issuance under the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan were increased by an additional 3,724,252 and 413,806, shares, respectively.

  Litigation

  Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. These cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in these cases could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs of defending any litigation can be high and divert management's attention from the day to day operations of the Company's business.

  In January 2002 the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company's financial results. The SEC has requested that the Company provide them with certain documents concerning the restatement of the Company's financial results. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot be determined.

  In February 2002, the Company was notified by Nasdaq of its intent to institute proceedings against the Company to delist its stock from the Nasdaq National Stock Market because, as a result of the restatement, its financial statements were not been filed with the SEC on a timely basis. The Company has requested a hearing on the matter and is working to update its financial statements prior to the hearing. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market. In the event the Company's common stock is delisted from the Nasdaq National Market, it could be more difficult to trade the Company's common stock, and the Company cannot assure that a market for its common stock will develop or be sustained.

                              HOMESTORE.COM, INC.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):

  Provided below is the selected unaudited quarterly financial data for 1999 and 2000, with the quarters ended March 31, June 30, September 30 and December 31, 2000 as restated to reflect the adjustments and the early adoption of the accounting pronouncement as described in Note 3.

                                                       Three months Ended
                         -----------------------------------------------------------------------------------
                         Mar. 31,  June 30,   Sept.    Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,
                           1999      1999    30, 1999    1999       2000       2000       2000       2000
                         --------  --------  --------  --------  ---------- ---------- ---------- ----------
                                                                 (Restated) (Restated) (Restated) (Restated)
                                            (in thousands, except per share amounts)
Revenues................ $  5,570  $ 11,016  $ 18,625  $ 27,369   $ 37,662   $ 42,244   $ 48,835   $ 52,581
Gross profit............    2,655     6,388    12,460    19,112     26,904     28,811     32,998     31,387
Loss from operations....  (10,415)  (18,317)  (35,534)  (31,099)   (33,607)   (35,558)   (40,439)   (52,498)
Net loss................ $(10,486) $(18,280) $(34,226) $(30,015)  $(29,212)  $(29,284)  $(33,946)  $(53,611)
Net loss applicable to
 common stockholders.... $(10,900) $(19,343) $(35,048) $(30,015)  $(29,212)  $(29,284)  $(33,946)  $(53,611)
Basic and diluted net
 loss per share
 applicable to common
 stockholders........... $  (0.66) $  (0.79) $  (0.66) $  (0.43)  $  (0.39)  $  (0.37)  $  (0.41)  $  (0.65)

  The following statements provide a reconciliation of the Company's results of operations for the three restated quarters from financial statements previously filed to these restated financial statements.

  Quarter Ended March 31, 2000

                                                          Accounting
                                  As Reported Adjustments   Change   Restated
                                  ----------- ----------- ---------- --------
Revenues.........................  $ 38,599                $  (937)  $ 37,662
Gross profit.....................    27,841                   (937)    26,904
Loss from operations.............   (33,607)                          (33,607)
Net loss applicable to common
 shareholders....................  $(29,212)                         $(29,212)
Basic and diluted net loss per
 share applicable to common
 stockholders....................  $  (0.39)                         $  (0.39)

  Quarter Ended June 30, 2000

                                                          Accounting
                                  As Reported Adjustments   Change   Restated
                                  ----------- ----------- ---------- --------
Revenues.........................  $ 50,152     $(6,143)   $(1,765)  $ 42,244
Gross profit.....................    36,719      (6,143)    (1,765)    28,811
Loss from operations.............   (30,986)     (4,572)              (35,558)
Net loss applicable to common
 shareholders....................  $(24,712)    $(4,572)             $(29,284)
Basic and diluted net loss per
 share applicable to common
 stockholders....................  $  (0.31)    $ (0.06)             $  (0.37)

                              HOMESTORE.COM, INC.

  Quarter Ended September 30, 2000

                                                          Accounting
                                  As Reported Adjustments   Change   Restated
                                  ----------- ----------- ---------- --------
Revenues.........................  $ 62,203    $(11,115)   $(2,253)  $ 48,835
Gross profit.....................    45,878     (11,115)    (1,765)    32,998
Loss from operations.............   (32,851)     (7,588)              (40,439)
Net loss applicable to common
 shareholders....................  $(27,058)   $ (6,888)             $(33,946)
Basic and diluted net loss per
 share applicable to common
 stockholders....................  $  (0.33)   $  (0.08)             $  (0.41)

  Quarter Ended December 31, 2000

                                                          Accounting
                                  As Reported Adjustments   Change   Restated
                                  ----------- ----------- ---------- --------
Revenues.........................  $ 79,013    $(24,137)   $(2,295)  $ 52,581
Gross profit.....................    57,290     (24,138)    (1,765)    31,387
Loss from operations.............   (33,074)    (19,424)              (52,498)
Net loss applicable to common
 shareholders....................  $(34,187)   $(19,424)             $(53,611)
Basic and diluted net loss per
 share applicable to common
 stockholders....................  $  (0.41)   $  (0.24)             $  (0.65)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 19 of this report.

  (2) Financial Statement Schedule: See Item 14, "Exhibits" on Form 10-K/A Exhibit Number 99.02.

  (b) Reports on Form 8-K

  On October 27, 2000, the Company filed a report on Form 8-K with the Securities and Exchange Commission in connection with the proposed acquisition of the Move.com Group.

  (c) Exhibits

   Number                              Exhibit Title
   ------                              -------------
    2.01    Agreement and Plan of Merger dated December 31, 1998, between
             NetSelect, Inc. and InfoTouch Corporation.(1)
    2.02    Agreement and Plan of Reorganization dated June 20, 1998, among
             NetSelect, Inc., National New Homes Co., Inc., MultiSearch
             Solutions, Inc., Fred White, and R. Fred White III.(1)
    2.03    Exchange Agreement dated March 31, 1998, among NetSelect, Inc., The
             Enterprise of America, Ltd., and Roger Scommegna.(1)
    2.04    Agreement and Plan of Reorganization/Merger between NetSelect, Inc.
             and SpringStreet.com.(1)
    2.05    Stock Purchase Agreement dated as of October 12, 1999 by and among
             Homestore.com, a Delaware Corporation, The Homebuyer's Fair, Inc.,
             an Arizona corporation ("HBF"), the current shareholders of HBF as of the date thereof and certain persons who will become
             shareholders of HBF prior to the Closing, and Central Newspapers,
             Inc., an Indiana corporation ("CNI"), as Shareholder Agent.(2)
    2.06    Stock Purchase Agreement dated as of October 12, 1999 by and among
             Homestore.com, Inc., FAS-Hotline, Inc., an Arizona corporation
             ("FAS"), the shareholders of FAS, and CNI, as Shareholder
             Agent.(2)
    2.07    Agreement and Plan of Reorganization, by and among Homestore.com,
             Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com,
             Inc., Welcome Wagon International, Inc., Cendant Membership
             Services Holdings, Inc. and Cendant Corporation, dated as of
             October 26, 2000.(5)
    3.01    Registrant's Amended and Restated Certificate of Incorporation.(1)
    3.02    Registrant's Bylaws.(1)
    3.05.1  RealSelect, Inc.'s Certificate of Incorporation dated October 25,
             1996.(1)
    3.05.2  RealSelect, Inc.'s Certificate of Amendment to Certificate of
             Incorporation dated November 25, 1996.(1)
    3.06    RealSelect, Inc.'s Bylaws dated November 26, 1996.(1)
    3.07    Amended By-Laws of RealSelect, Inc.(1)
    4.01    Form of Specimen Certificate for Registrant's common stock.(1)
    4.02.1  NetSelect, Inc. Second Amended and Restated Stockholders Agreement
             dated January 28, 1999.(1)
    4.02.2  Amendment No. 1 to NetSelect, Inc. Second Amended and Restated
             Stockholders Agreement dated January 28, 1999.(1)
   10.01    Form of Indemnity Agreement between Registrant and each of its directors and executive officers.(1)
   10.02.1  Operating Agreement dated November 26, 1996, between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc.(1)

   Number                              Exhibit Title
   ------                              -------------
   10.02.2  First Amendment to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated December 27,
             1996.(1)
   10.02.3  Amendment No. 2 to Operating Agreement between REALTORS(R)
             Information Network, Inc. and RealSelect, Inc. dated May 28,
             1999.(1)
   10.03    Master Agreement dated November 26, 1996, among NetSelect, Inc.,
             NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney
             Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and
             REALTORS(R) Information Network, Inc.(1)
   10.04    Joint Ownership Agreement dated November 26, 1996, among the
             National Association of REALTORS(R), NetSelect, L.L.C., and
             NetSelect, Inc.(1)
   10.05    Trademark License dated November 26, 1996, between the National
             Association of REALTORS(R) and RealSelect, Inc.(1)
   10.06    Stock and Interest Purchase Agreement (NetSelect Series A and B
             Preferred) dated November 26, 1996, among NetSelect, Inc.,
             NetSelect L.L.C., and InfoTouch Corporation.(1)
   10.07    NetSelect, Inc. 1996 Stock Incentive Plan.(1)
   10.08    NetSelect, Inc. 1999 Equity Incentive Plan.(1)
   10.09    Homestore.com, Inc. 1999 Stock Incentive Plan.(1)
   10.10    Homestore.com, Inc. 1999 Employee Stock Purchase Plan.(1)
   10.11    InfoTouch Corporation 1994 Stock Incentive Plan.(1)
   10.12    Move.com, Inc. Stock Incentive Plan.(6)
   10.13    Cendant Corporation Move.com Group 1999 Stock Option Plan as
             assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000.(6)
   10.14    1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998.(6)
   10.15    Amendment to Amended and Restated 1997 Stock Incentive Plan of
             Cendant Corporation dated March 27, 2000.(6)
   10.16    Amendment to Amended and Restated 1997 Stock Incentive Plan of
             Cendant Corporation dated March 28, 2000.(6)
   10.17    Employment Agreement between NetSelect, Inc. and Stuart H. Wolff,
             Ph.D.(1)
   10.18    Employment Agreement between NetSelect, Inc. and Richard
             Janssen.(1)
   10.19    Employment Agreement between NetSelect, Inc. and Michael A.
             Buckman.(1)
   10.20    Office Lease dated September 18, 1998 between RealSelect, Inc. and
             WHLNF Real Estate Limited Partnership for 225 West Hillcrest,
             Suite 100, Thousand Oaks, California.(1)
   10.21    First Amendment to Office Lease dated March 31, 1999 between
             RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225
             West Hillcrest, Suite 100, Thousand Oaks, California(1)
   10.22    401(k) Plan.(1)
   10.23    Employment Agreement between NetSelect, Inc. and Peter Tafeen.(1)
   10.24    Amendment to Employment Contract between NetSelect, Inc. and Peter
             Tafeen.(1)
   10.25    Employment Agreement between NetSelect, Inc. and John M.
             Giesecke.(1)
   10.26    Employment Agreement between NetSelect, Inc. and David
             Rosenblatt.(1)
   10.27    Agreement dated August 21, 1998 among RealSelect, RIN, the NAR,
             NetSelect and NetSelect L.L.C.(1)
   10.28    Agreement among NetSelect, Inc., RealSelect, Inc., RIN and NAR dated May 28, 1999.(1)
   10.29    Second Amended and Restated Interactive Marketing Agreement among
             RealSelect, Inc., NetSelect, Inc. and America Online, Inc. dated
             April 8, 1998.(1)(3)
   10.30    Letter Agreement regarding rental site acquisition among the NAR,
             RIN and RealSelect, Inc. dated May 17, 1999.(1)(3)
   10.31    Employment Agreement between Homestore.com, Inc. and M. Jeffrey
             Charney.(1)
   10.32    Employment Agreement between Homestore.com, Inc. and Catherine
             Kwong Giffen.(1)

   Number                             Exhibit Title
   ------                             -------------
   10.33  Standard Office Lease Form, Westlake North Business Park, dated March
           7, 2000, between Westlake North Associates, LLC, and Homestore.com,
           Inc. for 30700 Russell Ranch Road, Westlake Village, California*
   21.01  Subsidiaries of Registrant.*
   23.01  Consent of PricewaterhouseCoopers LLP, independent accountants.**
   23.02  Report on Independent Accountants on Financial Statement Schedules.**
   99.01  Information Incorporated by Reference Concerning Recent Sales of
           Unregistered Securities.*
   99.02  Schedule II--Valuation and Qualifying Accounts.**

--------
 * Filed with the original Form 10-K

 ** Filed herewith.

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

Date: March 11, 2002
                                          Homestore.com, Inc.

                                                   /s/  W. Michael Long
                                          By: _________________________________
                                                      W. Michael Long
                                                  Chief Executive Officer

                                                 /s/  Lewis R. Belote, III
                                          By: _________________________________
                                                   Lewis R. Belote, III
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
Principal Executive Officer:

     /s/  W. Michael Long            Chief Executive Officer and   March 11, 2002
____________________________________ Director
          W. Michael Long

Principal Financial Officer and
Principal Accounting Officer:

   /s/  Lewis R. Belote, III         Chief Financial Officer       March 11, 2002
____________________________________
        Lewis R. Belote, III

Additional Directors:

   /s/ Terrence M. McDermott         Director                      March 11, 2002
____________________________________
       Terrence M. McDermott

       /s/ L. John Doerr             Director                      March 11, 2002
____________________________________
           L. John Doerr

       /s/ Joe F. Hanauer            Director                      March 11, 2002
____________________________________
           Joe F. Hanauer

     /s/ William E. Kelvie           Director                      March 11, 2002
____________________________________
         William E. Kelvie

             Signature                           Title                  Date
             ---------                           -----                  ----
      /s/ Kenneth K. Klein           Director                      March 11, 2002
____________________________________
          Kenneth K. Klein
     /s/ Barbara Alexander           Director                      March 11, 2002
____________________________________
         Barbara Alexander
