Form 10-Q/A
period 2001-03-31
HOMESTORE COM INC
filed 2002-03-29
CIK 1085770

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2001

                       Commission File Number 000-26659

                               -----------------

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

                               -----------------

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

================================================================================

                                     INDEX

THIS 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIALS AS OF AND FOR THE PERIOD ENDED MARCH 31, 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q OTHER THAN TO THE BALANCE SHEET AS OF DECEMBER 31, 2000, WHICH WAS PREVIOUSLY RESTATED IN THE ANNUAL REPORT ON FORM 10-K/A FILED ON MARCH 12, 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF MARCH 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED RESTATEMENT AND THE DESCRIPTION OF LITIGATION IN NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                      Page
                                                                                      ----
PART I--FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Homestore.com, Inc. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets....................................    1

           Unaudited Consolidated Statements of Operations..........................    2

           Unaudited Consolidated Statements of Cash Flows..........................    3

           Notes to Unaudited Condensed Consolidated Financial Statements...........    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.....................................................   14

SIGNATURES..........................................................................   24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                      March 31,    December 31,
                                                                                                        2001           2000
                                                                                                        -----          ----
                                                                                                     (Unaudited)
                                               ASSETS                                                (Restated)
Current assets:
    Cash and cash equivalents................................................................        $   270,743     $ 167,576
    Short-term investments...................................................................             19,078        75,295
    Marketable equity securities.............................................................              4,459           247
    Accounts receivable, net.................................................................             46,905        32,028
    Current portion of notes receivable......................................................              7,299         5,123
    Current portion of prepaid distribution expense..........................................             46,557        49,140
    Other current assets.....................................................................             17,133        16,710
                                                                                                     -----------     ---------
        Total current assets.................................................................            412,174       346,119

Prepaid distribution expense, net of current portion.........................................            145,732       159,226
Property and equipment, net..................................................................             69,012        43,483
Intangible assets, net.......................................................................            982,698       194,274
Restricted cash..............................................................................            103,409       103,409
Other long-term assets.......................................................................             28,060        46,839
                                                                                                     -----------     ---------
        Total assets.........................................................................        $ 1,741,085     $ 893,350
                                                                                                     ===========     =========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................................................        $    35,357     $  13,162
    Accrued liabilities......................................................................             85,595        45,473
    Deferred revenue from related parties....................................................             29,027             -
    Deferred revenue.........................................................................             66,674        33,846
                                                                                                     -----------     ---------
        Total current liabilities............................................................            216,653        92,481

Distribution obligation......................................................................            193,551       189,848
Other........................................................................................              4,919         7,542
                                                                                                     -----------     ---------
        Total liabilities....................................................................            415,123       289,871
                                                                                                     -----------     ---------

Commitments and contingencies (Note 13)

Stockholders' equity:
    Convertible preferred stock..............................................................
    Common stock.............................................................................                107            83
    Additional paid-in capital...............................................................          1,867,616     1,027,423
    Treasury stock...........................................................................            (17,531)      (16,556)
    Notes receivable from stockholders.......................................................             (6,006)       (7,938)
    Deferred stock-based charges.............................................................           (114,386)      (97,724)
    Accumulated other comprehensive loss.....................................................             (2,242)          (23)
    Accumulated deficit......................................................................           (401,596)     (301,786)
                                                                                                     -----------     ---------
        Total stockholders' equity...........................................................          1,325,962       603,479
                                                                                                     -----------     ---------
        Total liabilities and stockholders' equity...........................................        $ 1,741,085     $ 893,350
                                                                                                     ===========     =========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                               2001       2000
                                                                                                               ----       ----
                                                                                                            (Restated) (Restated)
Revenues  (including non-cash equity charges, see note 10)...........................................        $ 61,341   $ 37,662
Revenues from related parties........................................................................           2,477          -
                                                                                                             --------   --------
Total revenues.......................................................................................          63,818     37,662

Cost of revenues (including non-cash equity charges, see note 10)....................................          27,805     10,758
                                                                                                             --------   --------
Gross profit.........................................................................................          36,013     26,904
                                                                                                             --------   --------
Operating expenses:
     Sales and marketing (including non-cash equity charges, see note 10)............................          58,799     38,271
     Product development (including non-cash equity charges, see note 10)............................           5,484      2,026
     General and administrative (including non-cash equity charges, see note 10).....................          22,367     11,822
     Amortization of intangible assets...............................................................          33,763      8,392
     Acquisition and reorganization charges..........................................................           7,065         --
                                                                                                             --------   --------
          Total operating expenses...................................................................         127,478     60,511
                                                                                                             --------   --------

Loss from operations.................................................................................         (91,465)   (33,607)
Interest income, net.................................................................................           4,451      4,409
Other expense, net...................................................................................         (12,796)       (14)
                                                                                                             --------   --------

Net loss.............................................................................................        $(99,810)  $(29,212)
                                                                                                             ========   ========

Basic and diluted net loss per share.................................................................        $  (1.05) $    (.39)
                                                                                                             ========  =========

Shares used to calculate basic and diluted net loss per share........................................          94,925     74,052
                                                                                                             ========  =========



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                            2001         2000
                                                                                                            ----         ----
Cash flows from operating activities:                                                                    (Restated)
Net loss...............................................................................................  $  (99,810)  $ (29,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation...........................................................................................       4,237         675
Amortization of intangible assets......................................................................      33,762       8,392
Accretion of distribution obligation...................................................................       3,703          --
Provision for doubtful accounts........................................................................       1,526         277
Stock-based charges....................................................................................      21,389      10,814
Write-down of investments..............................................................................      11,092          --
Other non-cash items...................................................................................         512          32
Changes in operating assets and liabilities, net of acquisitions:
     Accounts receivable...............................................................................       2,723     (13,222)
     Prepaid distribution expense......................................................................       6,780     (13,608)
     Other assets......................................................................................       7,735      (1,108)
     Accounts payable and accrued liabilities..........................................................      26,559       2,997
     Deferred revenue from related parties.............................................................      29,027           -
     Deferred revenue..................................................................................      12,443       3,728
                                                                                                          ---------   ---------
Net cash provided by (used in) operating activities....................................................      61,678     (30,235)
                                                                                                          ---------   ---------

Cash flows from investing activities:
Purchases of property and equipment....................................................................     (10,757)     (2,613)
Purchases of short-term investments....................................................................     (20,229)         --
Maturities of short-term investments...................................................................      75,492          --
Purchases of cost and equity investments...............................................................          --     (11,650)
Acquisitions, net of cash acquired.....................................................................     (30,652)    (11,298)
Other..................................................................................................          --         754
                                                                                                          ---------   ---------
Net cash provided by (used in) investing activities....................................................      13,854     (24,807)
                                                                                                          ---------   ---------

Cash flows from financing activities:
Proceeds from payment of stockholders' notes...........................................................         956          71
Proceeds from exercise of stock options, warrants and share issuances under employee
   stock purchase plan.................................................................................      29,597       4,927
Net proceeds from issuance of common and preferred stock...............................................           -     428,943
Repayment of notes payable.............................................................................        (468)    (37,525)
Issuance of notes receivable...........................................................................      (2,450)     (1,000)
                                                                                                          ---------   ---------
Net cash provided by financing activities..............................................................      27,635     395,416
                                                                                                          ---------   ---------
Increase in cash and cash equivalents..................................................................     103,167     340,374
Cash and cash equivalents, beginning of period.........................................................     167,576      90,382
                                                                                                          ---------   ---------

Cash and cash equivalents, end of period...............................................................   $ 270,743   $ 430,756
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


2. BASIS OF PRESENTATION:

     The Company's interim financial statements have been prepared in accordance with generally accepted accounting principles including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 12, 2002. That form 10-K/A reflects a restatement of the December 31, 2000 balance sheet which is presented herein on the restated basis in this Form 10-Q/A. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These financial statements have been restated from a previously filed Form 10-Q as described in Note 4.

     Since inception, the Company has incurred losses from operations. As of March 31, 2001, the Company had an accumulated deficit of $401.6 million, cash and cash equivalents of $270.7 million and short-term investments of $19.1 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. The Company currently anticipates that its existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund the Company's operating activities, capital expenditures and other obligations through at least the next 12 months. However, in the longer term, the Company faces significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy our obligation to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, the Company may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. The failure to raise sufficient capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of the Company's stock owned by the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's common and preferred stock. In addition the Company's liquidity could be adversely impacted by the litigation referred to in Note 14.


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

     As described in Note 4, the Company elected to early adopt EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".


4. RESTATEMENT AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

     On December 21, 2001, the Company announced that the Audit Committee of its Board of Directors was conducting an inquiry of certain of the Company's accounting practices and that the results of the inquiry to date determined that certain of its financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, the Company concluded, based on preliminary findings of the inquiry, that its financial statements for each of the three quarters ended, September 30, 2001 would be restated. On February 13, 2002, the Company concluded, based upon preliminary findings of the inquiry, that its financial statements, as of, and for the year ended December 31, 2000, including certain interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month period ended March 31, 2001, certain transactions resulting in revenue recognition of $24.5 million had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. The Company determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by the Company were capitalized when initially recorded, operating results for the year 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month period ended March 31, 2001, revenue of $15.6 million was improperly recognized on the sale of certain software products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the revenue should have been deferred through March 31, 2001.

     The restated financial statements also include the effects of the Company's early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three-month period ended March 31, 2001 was to reduce previously reported revenue and expense by $1.6 million with no effect on net loss or net loss per share. The effect on the three-month period ended March 31, 2000 was to reduce previously reported revenue and expense by $0.9 million.

     As a result of these items, for the three-month period ended March 31, 2001, the Company has reduced its previously reported revenue by $41.7 million and increased its net loss from $67.1 million to $99.8 million and increased its net loss per share of $(.71) to $(1.05). For the three-month period ended March 31, 2000, the Company has reduced its previously reported revenue by $0.9 million and there was no effect on its net loss or its net loss per share.

     Additionally, the Company reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

     Following are reconciliations of the Company's financial position and results of operations and cash flows from financial statements previously filed to these restated financial statements.

 PAGE>

                              HOMESTORE.COM, INC.

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

CONSOLIDATED BALANCE SHEET
(in thousands)

                                                                                                 March 31, 2001
                                                                                                 --------------
                                                                                       As
                                                                                       --
                                                                                    Reported      Adjustments       Restated
                                                                                    --------      -----------       --------
                                     ASSETS
     Current assets:
          Cash and cash equivalents..........................................      $   284,152     $  (13,409)     $   270,743
          Short-term investments.............................................           19,078              -           19,078
          Marketable equity securities.......................................            4,459              -            4,459
          Accounts receivable, net...........................................           59,227        (12,322)          46,905
          Current portion of notes receivable................................            7,299              -            7,299
          Current portion of prepaid distribution expense....................           46,557              -           46,557
          Other current assets...............................................           34,083        (16,950)          17,133
                                                                                   -----------     ----------      -----------
               Total current assets..........................................          454,855        (42,681)         412,174

     Prepaid distribution expense, net of current portion....................          145,732              -          145,732
     Property and equipment, net.............................................           71,341         (2,329)          69,012
     Intangible assets, net..................................................          991,052         (8,354)         982,698
     Restricted cash.........................................................           90,000         13,409          103,409
     Other assets............................................................           31,543         (3,483)          28,060
                                                                                   -----------     ----------      -----------
               Total assets..................................................      $ 1,784,523     $  (43,438)     $ 1,741,085
                                                                                   ===========     ==========      ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable...................................................      $    35,257     $      100      $    35,357
          Accrued liabilities................................................           85,156            439           85,595
          Deferred revenue from related parties............................                  -         29,027           29,027
          Deferred revenue...................................................           76,226         (9,552)          66,674
                                                                                   -----------     ----------      -----------
               Total current liabilities.....................................          196,639         20,014          216,653

     Distribution obligation.................................................          193,551              -          193,551
     Other...................................................................            4,919              -            4,919
                                                                                   -----------     ----------      -----------
               Total Liabilities.............................................          395,109         20,014          415,123
                                                                                   -----------     ----------      -----------
     Commitments and contingencies (Note 13)

     Stockholders' equity:
          Common stock.......................................................              107              -              107
          Additional paid-in capital.........................................        1,867,616              -        1,867,616
          Treasury stock.....................................................          (17,531)             -          (17,531)
          Notes receivable from stockholders.................................           (6,006)             -           (6,006)
          Deferred stock-based charges.......................................         (114,480)            94         (114,386)
          Accumulated other comprehensive income.............................           (2,242)             -           (2,242)
          Accumulated deficit................................................         (338,050)       (63,546)        (401,596)
                                                                                   -----------     ----------      -----------
               Total stockholders' equity....................................        1,389,414        (63,452)       1,325,962
                                                                                   -----------     ----------      -----------
               Total liabilities and stockholders' equity....................      $ 1,784,523     $  (43,438)     $ 1,741,085
                                                                                   ===========     ==========      ===========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                                                                      Three Months Ended March 31, 2001
                                                                                      ---------------------------------
                                                                                As                     Accounting
                                                                             Reported  Adjustments       Change      Restated
                                                                             --------  -----------       ------      --------
Revenues..............................................................       $ 105,491   $ (42,576)     $  (1,574)    $  61,341
Revenues from related parties.........................................               -       2,477              -         2,477
                                                                             ---------   ---------      ---------     ---------
Total revenues........................................................         105,491     (40,099)        (1,574)       63,818

Cost of revenues......................................................          28,028           -           (223)       27,805
                                                                             ---------   ---------      ---------     ---------
Gross profit..........................................................          77,463     (40,099)        (1,351)       36,013
                                                                             ---------   ---------      ---------     ---------
Operating expenses:
     Sales and marketing..............................................          67,013      (6,863)        (1,351)       58,799
     Product development..............................................           5,484           -              -         5,484
     General and administrative.......................................          22,916        (549)             -        22,367
     Amortization of intangible assets................................          33,788         (25)             -        33,763
     Acquisition and reorganization charges...........................           7,065           -              -         7,065
                                                                             ---------   ---------      ---------     ---------
Total operating expenses..............................................         136,266      (7,437)        (1,351)      127,478
                                                                             ---------   ---------      ---------     ---------

Loss from operations..................................................         (58,803)    (32,662)             -       (91,465)

Interest income, net..................................................           4,451           -              -         4,451
Other expense, net....................................................         (12,796)          -              -       (12,796)
                                                                             ---------   ---------      ---------     ---------

Net loss applicable to common stockholders............................       $ (67,148)  $ (32,662)     $       -     $ (99,810)
                                                                             =========   =========      =========     =========

Basic and diluted net loss per share..................................       $    (.71)  $    (.34)     $       -     $   (1.05)
                                                                             =========   =========      =========     =========

Shares used to calculate basic and diluted net loss per share.........          94,925      94,925         94,925        94,925
                                                                             =========   =========      =========     =========
                                                                                      Three Months Ended March 31, 2000
                                                                                      ---------------------------------
                                                                                As                     Accounting
                                                                             Reported                    Change      Restated
                                                                             --------                    ------      --------
Revenues..............................................................      $   38,599                  $    (937)    $  37,662

Cost of revenues......................................................          10,758                          -        10,758
                                                                             ---------                  ---------     ---------
Gross profit..........................................................          27,841                       (937)       26,904
                                                                             ---------                  ---------     ---------
Operating expenses:
     Sales and marketing..............................................          39,208                       (937)       38,271
     Product development..............................................           2,026                          -         2,026
     General and administrative.......................................          11,822                          -        11,822
     Amortization of intangible assets................................           8,392                          -         8,392
     Acquisition-related and other charges............................               -                          -             -
                                                                             ---------                  ---------     ---------
Total operating expenses..............................................          61,448                       (937)       60,511
                                                                             ---------                  ---------     ---------

Loss from operations..................................................         (33,607)                         -       (33,607)

Interest income, net..................................................           4,409                          -         4,409
Other expense, net....................................................             (14)                         -           (14)
                                                                             ---------                  ---------     ---------

Net loss applicable to common stockholders............................       $ (29,212)                 $       -     $ (29,212)
                                                                             =========                  =========     =========

Basic and diluted net loss per share..................................       $    (.39)                 $       -     $    (.39)
                                                                             =========                  =========     =========

Shares used to calculate basic and diluted net loss per share.........          74,052                     74,052        74,052
                                                                             =========                  =========     =========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                                        Three Months Ended March 31, 2001
                                                                                       ------------------------------------
                                                                                      As Reported   Adjustments    Restated
                                                                                      -----------   -----------    --------
Cash flows from operating activities:
Net loss..........................................................................    $   (67,148)  $   (32,662)   $ (99,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation......................................................................          4,486          (249)       4,237
Amortization of intangible assets.................................................         33,788           (26)      33,762
Accretion of distribution obligation..............................................          3,703             -        3,703
Provision for doubtful accounts...................................................          1,526             -        1,526
In-process research and development...............................................             --             -            -
Stock-based charges...............................................................         21,295            94       21,389
Write-down of investments.........................................................         11,092             -       11,092
Other non-cash items..............................................................         (4,488)        5,000          512
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable...............................................................          2,846          (123)       2,723
Prepaid distribution expense......................................................          6,780             -        6,780
Other assets......................................................................          3,113         4,622        7,735
Accounts payable and accrued liabilities..........................................         21,947         4,612       26,559
Deferred revenue from related parties.............................................                       29,027       29,027
Deferred revenue..................................................................         31,648       (19,205)      12,443
                                                                                      -----------   -----------    ---------
Net cash provided by operating activities.........................................         70,588        (8,910)      61,678
                                                                                      -----------   -----------    ---------

Cash flows from investing activities:
Purchases of property and equipment...............................................        (11,757)        1,000      (10,757)
Purchases of short-term investments...............................................        (20,229)            -      (20,229)
Maturities of short-term investments..............................................         75,492             -       75,492
Purchases of cost and equity investments..........................................              -             -            -
Acquisitions, net of cash acquired................................................        (38,562)        7,910      (30,652)
                                                                                      -----------   -----------    ---------
Net cash provided by investing activities.........................................          4,944         8,910       13,854
                                                                                      -----------   -----------    ---------

Cash flows from financing activities:
Proceeds from payment of stockholders' notes......................................            956             -          956
Proceeds from exercise of stock options, warrants and share issuances
   under employee stock purchase plan.............................................         29,597             -       29,597
Net proceeds from issuance of common and preferred stock..........................              -             -            -
Transfer to restricted cash.......................................................              -             -            -
Repayment of notes payable........................................................           (468)            -         (468)
Issuance of notes receivable......................................................         (2,450)            -       (2,450)
Subsidiary equity transactions....................................................              -             -            -
                                                                                      -----------   -----------    ---------
Net cash provided by financing activities.........................................         27,635             -       27,635
                                                                                      -----------   -----------    ---------
Change in cash and cash equivalents...............................................        103,167             -      103,167
Cash and cash equivalents, beginning of period....................................        180,985       (13,409)     167,576
                                                                                      -----------   -----------    ---------

Cash and cash equivalents, end of period..........................................    $   284,152   $   (13,409)   $ 270,743
                                                                                      ===========   ===========    =========

                              HOMESTORE.COM, INC.

5. STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS:

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

     The components of comprehensive loss are as follows (in thousands):

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                            2001        2000
                                                                                                            ----        ----
                                                                                                         (Restated)  (Restated)
     Net loss..........................................................................................  $  (99,810)  $ (29,212)
     Unrealized gains (losses) on marketable equity securities.........................................      (1,902)      4,437
     Foreign currency translation......................................................................        (317)         --
                                                                                                         ----------   ---------
     Comprehensive loss................................................................................  $ (102,029)  $ (24,775)
                                                                                                         ==========   =========

     In connection with a marketing agreement providing for a multi-faceted marketing program, the Company issued 600,000 shares of its common stock, the fair market value of which was $11.1 million on the date of issuance of the shares. The $11.1 million was recorded as deferred stock-based charges and is being amortized over the five-year term of the agreement. The counterparty to the marketing agreement also entered into a marketing and web services agreement with the Company for $15.0 million in cash which is payable over the five-year term of the agreement. The Company is recording these transactions on a net basis.


6. ACQUISITION AND REORGANIZATION CHARGES:

     In the first quarter of 2001, the Company incurred one-time acquisition and reorganization charges of $7.1 million from the acquisition of the Move.com Group. Included in these charges were stay bonuses, severance, and facilities shut-down costs associated with this acquisition. No accruals have been made for expenses incurred beyond March 31, 2001.


7. IMPAIRMENT OF INVESTMENTS:

     During the three-month period ended March 31, 2001, the Company recorded a charge of approximately $11.1 million based on the impairment of a portion of the Company's portfolio of cost investments. The impairment of these investments to their net realizable values was based on a review of the companies' financial conditions, cash flow projections and operating performances.


8. ACQUISITIONS:

     In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation ("iPIX") for $8.1 million in cash and a note in the amount of $2.25 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.1 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

     In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. ("CFT") for approximately $4.5 million in cash and 162,850 shares of the Company's common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.1 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for CFT for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

                              HOMESTORE.COM, INC.

     In February 2001, the Company acquired all the outstanding shares of HomeWrite, Inc. ("HomeWrite") in exchange for 196,549 shares of the Company's common stock valued at $5.6 million and assumed the HomeWrite Stock option plan consisting of 196,200 stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $11.8 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

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


9.   RELATED PARTY TRANSACTIONS:

     In February 2001, the Company completed the acquisitions of the Move.com Group from Cendant Corporation ("Cendant") in an all stock transaction valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company's common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $799.2 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from two to fifteen years.

     In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month period ended March 31, 2001 were $2.5 million and are reported separately in these financial statements. It is not practical to determine the related costs of such revenues.

     The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of each period (in thousands, except per share amounts):

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                            2001        2000
                                                                                                            ----        ----
                                                                                                         (Restated)  (Restated)
     Revenues..........................................................................................   $   76,765  $  56,703
     Net loss..........................................................................................     (127,259)   (98,592)
     Net loss per share:
          Basic and diluted............................................................................   $    (1.20) $   (1.03)
          Weighted average shares......................................................................      105,843     95,414

10. STOCK-BASED CHARGES:

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

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                                   --------
                                                                                                               2001         2000
                                                                                                               ----         ----
                                                                                                            (Restated)   (Restated)
     Revenues.........................................................................................       $  1,351      $   937
     Cost of revenues.................................................................................            105          198
     Sales and marketing..............................................................................         19,299        8,486
     Product development..............................................................................             99          186
     General and administrative.......................................................................            535        1,007
                                                                                                             --------      -------
                                                                                                             $ 21,389      $10,814
                                                                                                             ========      =======

11. NET LOSS PER SHARE:

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                                   --------
                                                                                                               2001         2000
                                                                                                               ----         ----
                                                                                                            (Restated)   (Restated)
    Numerator:
          Net loss........................................................................................  $ (99,810)   $ (29,212)
                                                                                                            =========    =========
     Denominator:
          Weighted average shares outstanding.............................................................     94,925       74,052
                                                                                                            =========    =========
     Basic and diluted net loss per share.................................................................  $   (1.05)   $    (.39)
                                                                                                            =========    =========

12.  SEGMENT INFORMATION

     Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company operates in two principal business segments and has other business lines which are aggregated as "other". This is consistent with the data that is made available to the Company's management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. The expenses presented below for the two business segments and other exclude an allocation of certain significant operating expenses that the Company views as inseparable, including marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, human resources and sales; amortization of intangible assets; stock-based charges; and acquisition and reorganization related charges. There are no inter-segment revenues. Assets and liabilities are not allocated to segments for internal reporting purposes.

     Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                         -----------------------
                                                                                                            2001         2000
                                                                                                         ----------   ----------
                                                                                                         (Restated)   (Restated)
     Revenues:
          Professional subscriptions...................................................................  $  42,992     $  22,892
          Advertising..................................................................................     14,080        14,770
          Other........................................................................................      6,746             -
                                                                                                         ---------     ---------
                                                                                                            63,818        37,662
                                                                                                         =========     =========
     Operating expenses:
          Professional subscriptions...................................................................     25,441        11,429
          Advertising..................................................................................     12,012         1,340
          Other........................................................................................      5,006             -
          Unallocated..................................................................................    112,824        58,500
                                                                                                         ---------     ---------
                                                                                                           155,283        71,269
                                                                                                         ---------     ---------
     Loss from operations..............................................................................  $ (91,465)    $ (33,607)
                                                                                                         =========     =========

     Revenues from professional subscriptions for the three-month period ended March 31, 2001 included $2.5 million of revenue from related parties. There were none in fiscal 2000. In connection with acquisitions in 2001, the Company expanded its segment presentation to include a third, "other" segment. The Company's Welcome Wagon business constitutes $6.7 million of revenue and $5.0 million of expense, respectively, in the three-month period ended March 31, 2001, of those amounts included in the "other" classification.

13. COMMITMENTS AND CONTINGENCIES:

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

14. SUBSEQUENT EVENTS:

     Litigation

     Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. These cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in these cases could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, the costs of defending any litigation can be high and divert management's attention from the day to day operations of the Company's business.

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

     In February 2002, the Company was notified by Nasdaq of its intent to institute proceedings against the Company to delist its stock from the Nasdaq National Stock Market because, as a result of the restatement, its financial statements had not been filed with the SEC on a timely basis. The Company has requested a hearing on the matter and is working to update its financial statements prior to the hearing. However, the Company cannot assure you that its common stock will continue to be traded on the Nasdaq National Stock Market. In the event the Company's common stock is delisted from the Nasdaq National Market, it could be more difficult to trade the Company's common stock, and the Company cannot assure that a market for its common stock will develop or be sustained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q/A and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q/A are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.

     On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that certain of our financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, we concluded, based on preliminary findings of the inquiry, that our financial statements for each of the three quarters ended September
30, 2001 would be restated On February 13, 2002, we concluded, based upon preliminary findings of the inquiry, that our financial statements, as of, and for the year ended December 31, 2000, including certain interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month period ended March 31, 2001, certain transactions resulting in revenue recognition of $24.5 million had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. We determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by us were capitalized when initially recorded, operating results for the year 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month period ended March 31, 2001, revenue of $15.6 million was improperly recognized on the sale of certain software products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the revenue should have been deferred through March 31, 2001.

     The restated financial statements also include the effects of our early adoption of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We have adopted this consensus and the effect on the three-month period ended March 31, 2001 was to reduce previously reported revenue and expense by $1.6 million with no effect on net loss or net loss per share. The effect on the three-month period ended March 31, 2000 was to reduce previously reported revenue and expense by $0.9 million.

     The consolidated financial statements for the three months ended March 31, 2001 contained herein have been restated to incorporate these adjustments. (See
Note 4 to the Consolidated Financial Statements.) As a result of these items, for the three-month period ended March 31, 2001, we have reduced our previously reported revenue by $41.7 million and increased our net loss from $67.1 million to $99.8 million and increased our net loss per share of $(.71) to $(1.05). For the three-month period ended March 31, 2000, we have reduced our previously reported revenue by $0.9 million and there was no effect on our net loss or our net loss per share.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                             Three Months Ended March 31, 2001            Three Months Ended March 31, 2000
                                             ---------------------------------            ---------------------------------

                                           As                   Accounting                  As       Accounting
                                       Reported    Adjustments    Change   Restated      Reported      Change       Restated
                                       --------    -----------    ------   --------      --------      ------
Revenues.............................. $ 105,491    $ (42,576)   $ (1,574) $ 61,341       $ 38,599      $ (937)     $ 37,662
Revenues from related parties.........         -        2,477           -     2,477              -           -             -
                                       ---------    ---------    --------  --------       --------      ------      --------
Total revenues........................   105,491      (40,099)     (1,574)   63,818         38,599        (937)       37,662

Cost of revenues......................    28,028            -        (223)   27,805         10,758           -        10,758
                                       ---------    ---------    --------  --------       --------      ------      --------
Gross profit..........................    77,463      (40,099)     (1,351)   36,013         27,841        (937)       26,904
                                       ---------    ---------    --------  --------       --------      ------      --------
Operating expenses:
     Sales and marketing..............    67,013       (6,863)     (1,351)   58,799         39,208        (937)       38,271
     Product development..............     5,484            -           -     5,484          2,026           -         2,026
     General and administrative.......    22,916         (549)          -    22,367         11,822           -        11,822
     Amortization of intangible
        assets........................    33,788          (25)          -    33,763          8,392           -         8,392
     Acquisition and reorganization
         charges                           7,065            -           -     7,065              -           -             -
                                       ---------    ---------    --------  --------       --------      ------      --------
Total operating expenses..............   136,266       (7,437)     (1,351)  127,478         61,448        (937)       60,511
                                       ---------    ---------    --------  --------       --------      ------      --------
Loss from operations..................   (58,803)     (32,662)          -   (91,465)       (33,607)          -       (33,607)

Interest income, net..................     4,451            -           -     4,451          4,409           -         4,409
Other expense, net....................   (12,796)           -           -   (12,796)           (14)          -           (14)
                                       ---------    ---------    --------  --------       --------      ------      --------
Net loss applicable to common
stockholders.......................... $ (67,148)   $ (32,662)          -  $(99,810)      $(29,212)          -      $(29,212)
                                       =========    =========    ========  ========       ========      ======      ========
Basic and diluted net loss per share.. $    (.71)   $    (.34)          -  $  (1.05)      $   (.39)          -          (.39)
                                       =========    =========    ========  ========       ========      ======      ========
Shares used to calculate basic and
diluted net loss per share............    94,925       94,925      94,925    94,925         74,052      74,052        74,052
                                       =========    =========    ========  ========       ========      ======      ========

   Overview

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

     Acquisitions. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX for $8.1 million in cash and a note in the amount of $2.25 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc. in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we completed the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc, or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, in an all stock transaction valued at approximately $757.3 million. In connection with the acquisitions, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisitions described above have been accounted for as purchases in accordance with generally accepted accounting principles.

     In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month period ended March 31, 2001 were $2.5 million and are reported separately in these financial statements. It is not practical to determine the cost of such revenues.

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

Three Months Ended March 31, 2001 and 2000

   Revenues

     Revenues increased to $63.8 million for the three months ended March 31, 2001 from revenues of $37.7 million for the three months ended March 31, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

     Subscription revenues, which represented approximately 67% of total revenues for the three months ended March 31, 2001, grew 88% from the three months ended March 31, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including sales of subscription-based products related to an independent trust. The number of professional subscriptions increased by 237% to approximately 359,000 compared to totals for the three months ended March 31, 2000 and was driven, in part by the acquisitions of the Move.com Group and iPIX.

     Advertising revenues, which represented approximately 22% of total revenues for the three months ended March 31, 2001, declined 5% from the three months ended March 31, 2000. The decrease was driven primarily by a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

     Other revenues which represented approximately 11% of total revenues for the three months ended March 31, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

 Cost of Revenues

     Cost of revenues, including non-cash stock-based charges, increased to $27.8 million for the three months ended March 31, 2001 from cost of revenues of $10.8 million for the three months ended March 31, 2000. The increase was due primarily to our overall increased sales volume, increased salaries, increase in royalties, and hosting costs during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

     Gross margin percentage for the three months ended March 31, 2001 was 56.4%, which declined from gross margin percentage of 71.4% for the three months ended March 31, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenues which historically have larger gross margins.

 Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $58.8 million for the three months ended March 31, 2001 from sales and marketing of $38.3 million for the three months ended March 31, 2000. The increase was due to a significant increase in costs associated with Internet portal distribution agreements, and marketing and listing agreements. The increase was also due to increased salaries and commissions. Stock-based charges increased by $10.8 million to $19.3 million for the three months ended March 31, 2001 from $8.5 million for the three months ended March 31, 2000 primarily due to amortization of stock-based charges relating to Internet portal distribution agreements.

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

     General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $22.4 million for the three months ended March 31, 2001 from general and administrative expenses of $11.8 million for the three months ended March 31, 2000. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as well as increases in legal and other professional fees. Facility costs increased primarily due to our new corporate and central service offices.

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

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                             Three Months
                                                                                 Ended
                                                                               March 31,
                                                                               ---------
                                                                          2001          2000
                                                                          ----          ----
                                                                       (Restated)   (Restated)
   Revenues.......................................................      $  1,351     $    937
   Cost of revenues...............................................           105          198
   Sales and marketing............................................        19,299        8,486
   Product development............................................            99          186
   General and administrative.....................................           535        1,007
                                                                        --------     --------
                                                                        $ 21,389     $ 10,814
                                                                        ========     ========

     Stock-based charges increased by $10.6 million to $21.4 million for the three months ended March 31, 2001 from $10.8 million for the three months ended March 31, 2000 primarily as a result of amortization relating to Internet portal distribution agreements.

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

 Segment Information

     We currently operate in two principal business segments and have other business lines which are aggregated as "other". This is consistent with the data that is made available to our management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. For further information regarding segments, refer to Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q/A.

     Segment revenues. Subscription revenues, which represented approximately 67% of total revenues for the three months ended March 31, 2001, grew 88% from the three months ended March 31, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including sales of subscription-based products related to an independent trust. The number of professional subscriptions increased by 237% to approximately 359,000 compared to totals at three months ended March 31, 2000 and was driven, in part by the acquisitions of the Move.com Group and iPIX.

     Advertising revenues, which represented approximately 22% of total revenues for the three months ended March 31, 2001, declined by 5% from the three months ended March 31, 2000. The decrease was driven primarily by a softening in the on-line advertising market in general.

Other revenues which represented approximately 11% of total revenues for the three months ended March 31, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

     Segment expenses. Subscription expenses increased to $25.4 million for the three months ended March 31, 2001 from subscription expenses of $11.4 million for the three months ended March 31, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS and an increase in staffing levels to support our growth. In addition, our acquisitions of Top Producer Systems, Inc. and the Move.com Group also contributed to the increase.

     Advertising expenses increased to $12.0 million for the three months ended March 31, 2001 from advertising expenses of $1.3 million for the three months ended March 31, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales.

     Other expenses were $5.0 million for the three months ended March 31, 2001. There were no corresponding expenses in 2000.

     Unallocated expenses increased to $112.8 million for the three months ended March 31, 2001 from unallocated expenses of $58.5 million for the three months ended March 31, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to the Internet portal distribution agreements and a one-time charge for acquisition and reorganization charges. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.

  Liquidity and Capital Resources

     Cash provided by operating activities of $61.7 million for the quarter ended March 31, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges, non-cash items related to the acquisition and reorganization and the write-down of investments, aggregating to $76.2 million. Also contributing to cash provided by operations were the changes in balance sheet accounts, net of acquisitions, of $85.3 million. Net cash used in operating activities was $30.2 million for the quarter ended March 31, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization and stock-based charges, aggregating to $20.2 million. Adding to the cash used in operations were the changes in balance sheet accounts, net of acquisitions, of $21.2 million.

     Cash provided by investing activities of $13.9 million for the quarter ended March 31, 2001 was attributable to maturities of short-term investments of $75.5 million offset by purchases of short-term investments of $20.2 million, capital expenditures of $10.8 million and cash paid for acquisitions of $30.7 million including acquisition-related costs. Net cash used in investing activities was $24.8 million for the quarter ended March 31, 2000 was attributable to the purchase of cost and equity investments of $11.7 million, capital expenditures of $2.6 million and cash paid for acquisitions of $11.3 million including acquisition-related costs.

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

     Since inception, we have included losses from operations. As of March 31, 2001, we had an accumulated deficit of $401.6 million, cash and cash equivalents of $270.7 million and short-term investments of $19.1 million. We have no material commitments other than those under operating lease agreements and distribution and marketing agreements. We currently anticipate that our existing cash and cash equivalents and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However in the longer term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to AOL as described above and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additionalcapital, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 14 to our consolidated financial statements included herein.

Risk Factors

     In addition to the factors discussed in the "Liquidity and Capital Resources" section above and in our Form 10-K/A for the year ended December 31, 2000 under the caption "Risk Factors" and elsewhere, the following additional factors may affect our future results:


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

     We have experienced operating losses in each quarterly and annual period since 1993, and we incurred an operating losses of $91.5 million and $33.6 million for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, we had an accumulated deficit of $401.6 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of March 31, 2001, we had approximately $1,097.1 million of deferred stock-based charges and intangible assets to be amortized.

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

     Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q/A:

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

     Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our other offices in Thousand Oaks, California; Milwaukee, Wisconsin;Scottsdale, Arizona; and San Jose, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our family of web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2002
                               Homestore.com, Inc.



                                         By: /s/ W. Michael Long
                                             ------------------------------
                                                 W. Michael Long


                                             Chief Executive Officer


                                         By: /s/ Lewis R. Belote, III
                                             ------------------------------
                                                 Lewis R. Belote, III

                                             Chief Financial Officer