Form 10-Q/A
period 2001-06-30
HOMESTORE COM INC
filed 2002-03-29
CIK 1085770

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  __________

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

                       Commission File Number 000-26659
                                  __________

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

                                (805) 557-2300
             (Registrant's Telephone Number, Including Area Code)
                                  __________

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

                                     INDEX

THIS 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIALS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2000 AND 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q OTHER THAN TO THE BALANCE SHEET AS OF DECEMBER 31, 2000, WHICH WAS PREVIOUSLY RESTATED IN THE ANNUAL REPORT ON FORM 10-K/A FILED ON MARCH 12, 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF JUNE 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED RESTATEMENT AND THE DESCRIPTION OF LITIGATION IN NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                                Page
                                                                                                                ----
PART I--FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

          Homestore.com, Inc. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets..........................................................       2

            Unaudited Consolidated Statements of Operations................................................       3

            Unaudited Consolidated Statements of Cash Flows................................................       4

            Notes to Unaudited Condensed Consolidated Financial Statements.................................       5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............      17

SIGNATURES. ................................................................................................      38

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                      June 30,        December 31,
                                                                                                        2001              2000
                                                                                                    ----------        -----------
                                                                                                    (Unaudited)
                                               ASSETS                                                (Restated)
Current assets:
  Cash and cash equivalents..................................................................       $  162,145       $  167,576
  Short-term investments.....................................................................           49,627           75,295
  Marketable equity securities...............................................................            4,321              247
  Accounts receivable, net...................................................................           68,089           32,028
  Current portion of prepaid distribution expense............................................           48,816           49,140
  Other current assets.......................................................................           13,073           21,833
                                                                                                    ----------       ----------
     Total current assets....................................................................          346,071          346,119

Prepaid distribution expense, net of current portion.........................................          136,254          159,226
Property and equipment, net..................................................................           82,235           43,483
Intangible assets, net.......................................................................          949,134          194,274
Restricted cash..............................................................................          103,409          103,409
Other long-term assets.......................................................................           35,747           46,839
                                                                                                    ----------       ----------
     Total assets............................................................................       $1,652,850       $  893,350
                                                                                                    ==========       ==========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................................       $   32,269       $   13,162
  Accrued liabilities........................................................................           84,722           45,473
  Deferred revenue from related parties......................................................           53,353                -
  Deferred revenue...........................................................................           48,343           33,846
                                                                                                    ----------       ----------
     Total current liabilities...............................................................          218,687           92,481

Distribution obligation......................................................................          197,254          189,848
Other........................................................................................            3,336            7,542
                                                                                                    ----------       ----------
     Total liabilities.......................................................................          419,277          289,871
                                                                                                    ----------       ----------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Convertible preferred stock................................................................               --               --
  Common stock...............................................................................              108               83
  Additional paid-in capital.................................................................        1,888,609        1,027,423
  Treasury stock.............................................................................          (17,531)         (16,556)
  Notes receivable from stockholders.........................................................           (5,251)          (7,938)
  Deferred stock-based charges...............................................................         (107,642)         (97,724)
  Accumulated other comprehensive loss.......................................................           (2,256)             (23)
  Accumulated deficit........................................................................         (522,464)        (301,786)
                                                                                                    ----------       ----------
     Total stockholders' equity..............................................................        1,233,573          603,479
                                                                                                    ----------       ----------
     Total liabilities and stockholders' equity..............................................       $1,652,850       $  893,350
                                                                                                    ==========       ==========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                 June 30,
                                                                              ---------                 --------
                                                                           2001       2000         2001        2000
                                                                        ---------   ---------   ---------    ---------
                                                                        (Restated)  (Restated)  (Restated)  (Restated)
Revenues (including non-cash equity charges, see Note 10).............  $  69,067   $  42,244   $ 130,408    $ 79,906
Revenues from related parties.........................................      8,633           -      11,110           -
                                                                        ---------   ---------   ---------    --------
Total revenues........................................................     77,700      42,244     141,518      79,906

Cost of revenues (including non-cash equity charges, see note 10).....     33,351      13,433      61,156      24,191
                                                                        ---------   ---------   ---------    --------
Gross profit..........................................................     44,349      28,811      80,362      55,715
                                                                        ---------   ---------   ---------    --------
Operating expenses:
  Sales and marketing (including non-cash equity charges, see
    note 10)..........................................................     62,517      37,702     121,316      75,973
  Product development (including non-cash equity charges,
    see note 10)......................................................      8,680       3,738      14,164       5,764
  General and administrative (including non-cash equity
    charges, see note 10).............................................     30,676      11,994      53,043      23,816
  Amortization of intangible assets...................................     54,631      10,935      88,394      19,327
  Acquisition-related and other charges...............................      8,567          --      15,632          --
                                                                        ---------   ---------   ---------    --------
Total operating expenses..............................................    165,071      64,369     292,549     124,880
                                                                        ---------   ---------   ---------    --------
Loss from operations..................................................   (120,722)    (35,558)   (212,187)    (69,165)
Interest income, net..................................................      3,768       6,645       8,219      11,054
Other expense, net....................................................     (3,914)       (371)    (16,710)       (385)
                                                                        ---------   ---------   ---------    --------
Net loss..............................................................  $(120,868)  $(29,284)   $(220,678)   $(58,496)
                                                                        =========   =========   =========    ========
Basic and diluted net loss per share..................................  $   (1.12)  $    (.37)  $   (2.18)   $   (.76)
                                                                        =========   =========   =========    ========
Shares used to calculate basic and diluted net loss per share.........    107,695      80,153     101,345      77,102
                                                                        =========   =========   =========    ========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                      2001              2000
                                                                                                      ----              ----
                                                                                                   (Restated)        (Restated)
Cash flows from operating activities:
Net loss...................................................................................         $(220,678)        $ (58,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation...............................................................................            10,193             1,537
Amortization of intangible assets..........................................................            88,393            19,327
Accretion of distribution obligation.......................................................             7,406                --
Provision for doubtful accounts............................................................             6,068               778
Stock-based charges........................................................................            41,240            21,835
Write-down of investments..................................................................            11,592                --
Other non-cash items.......................................................................             1,536              (546)
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable......................................................................           (23,368)          (11,252)
  Prepaid distribution expense.............................................................             4,703           (24,008)
  Other assets.............................................................................             1,811            (2,101)
  Accounts payable and accrued liabilities.................................................            30,119             8,141
  Deferred revenue from related parties....................................................            53,353                --
  Deferred revenue.........................................................................            (4,489)            4,477
                                                                                                    ---------         ---------
Net cash provided by (used in) operating activities........................................             7,879           (40,308)
                                                                                                    ---------         ---------
Cash flows from investing activities:
Purchases of property and equipment........................................................           (29,352)          (11,948)
Purchases of short-term investments........................................................           (66,317)         (151,124)
Maturities of short-term investments.......................................................            90,492            40,000
Purchases of cost and equity investments...................................................                --           (27,696)
Acquisitions, net of cash acquired.........................................................           (52,392)          (21,592)
                                                                                                    ---------         ---------
Net cash used in investing activities......................................................           (57,569)         (172,360)
                                                                                                    ---------         ---------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes...............................................             1,710                16
Proceeds from exercise of stock options, warrants and share issuances under employee
 stock purchase plan.......................................................................            46,780             6,350
Net proceeds from issuance of common and preferred stock...................................                --           428,961
Transfer to restricted cash................................................................                --          (103,067)
Repayment of notes payable.................................................................              (481)          (38,302)
Issuance of notes receivable...............................................................            (3,750)           (1,651)
Subsidiary equity transactions.............................................................                --            10,850
                                                                                                    ---------         ---------
Net cash provided by financing activities..................................................            44,259           303,157
                                                                                                    ---------         ---------
Change in cash and cash equivalents........................................................            (5,431)           90,489
Cash and cash equivalents, beginning of period.............................................           167,576            90,382
                                                                                                    ---------         ---------
Cash and cash equivalents, end of period...................................................         $ 162,145         $ 180,871
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

     Since inception, the Company has incurred losses from operations. As of June 30, 2001, the Company had an accumulated deficit of $522.5 million, cash and cash equivalents of $162.1 million and short-term investments of $49.6 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. The Company currently anticipates that its existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund the Company's operating activities, capital expenditures and other obligations through at least the next 12 months. However, in the longer term, the Company faces significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy our obligation to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, the Company may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. The failure to raise sufficient capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of the Company's stock owned by the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's common and preferred stock. In addition the Company's liquidity could be adversely impacted by the litigation referred to in Note 14.


3.  RECENT ACCOUNTING DEVELOPMENTS:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or

                              HOMESTORE.COM, INC.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in process of evaluating the impact of adopting SFAS Nos. 141 and 142.

     As described in Note 4, the Company elected to early adopt EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".


4.  RESTATEMENT AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

     On December 21, 2001, the Company announced that the Audit Committee of its Board of Directors was conducting an inquiry of certain of the Company's accounting practices and that the results of the inquiry to date determined that certain of its financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, the Company concluded, based on preliminary findings of the inquiry, that its financial statements for each of the three quarters ended, September 30, 2001 would be restated. On February 13, 2002, the Company concluded, based upon preliminary findings of the inquiry, that its financial statements, as of, and for the year ended December 31, 2000, including the interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month and six-month periods ended June 30, 2001, certain transactions resulting in revenue recognition of $40.0 million and $64.5 million, respectively, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. The Company determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. The results of the inquiry also determined that in both the three-month and six-month periods ended June 30, 2000, revenue of $6.1 million had been improperly recorded on this basis. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by the Company were capitalized when initially recorded, operating results for the years 2000, 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month and six-month periods ended June 30, 2001, revenue of $10.4 million and $26.0 million, respectively was improperly recognized on the sale of certain software products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the revenue should have been deferred through June 30, 2001.

     The restated financial statements also include the effects of the Company's early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three-month and six-months periods ended June 30, 2001 was to reduce previously reported revenue and expense by $1.2 million and $2.8 million, respectively, with no effect on net loss or net loss per share. The effect on the three-month and six-month periods ended June 30, 2000 was to reduce previously reported revenue and expense by $1.8 million and $2.7 million, respectively

                              HOMESTORE.COM, INC.

     As a result of these items, for the three-month and six-month periods ended June 30, 2001, respectively, the Company has reduced its previously reported revenue by $51.6 million and $93.3 million; increased its net loss from $72.1 million to $120.9 million and $139.2 million to $220.7 million; and increased its net loss per share of $(.67) to $(1.12) and $(1.37) to $(2.18). For the three-month and six-month periods ended June 30, 2000, respectively, the Company has reduced its previously reported revenue by $7.9 million and $8.8 million; increased its net loss from $24.7 million to $29.3 million and $53.9 million to $58.5 million; and increased its net loss per share of $(.31) to $(.37) and $(.70) to $(.76 ).

     Additionally, the Company reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

     Following are reconciliations of the Company's financial position and results of operations and cash flows from financial statements previously filed to these restated financial statements.

CONSOLIDATED BALANCE SHEET
(in thousands)                                                                                   June 30, 2001
                                                                                                 -------------
                                                                                    As Reported   Adjustments     Restated
                                                                                    -----------   -----------    ----------
                                   ASSETS
     Current assets:
        Cash and cash equivalents.................................................   $  175,554     $ (13,409)   $  162,145
        Short-term investments....................................................       49,627             -        49,627
        Marketable equity security................................................        4,321             -         4,321
        Accounts receivable.......................................................       79,649       (11,560)       68,089
        Current portion of prepaid distribution expense...........................       48,816             -        48,816
        Other current assets......................................................       42,040       (28,967)       13,073
                                                                                     ----------     ---------    ----------
          Total current assets....................................................      400,007       (53,936)      346,071

     Prepaid distribution expense, net of current portion.........................      136,254             -       136,254
     Property and equipment, net..................................................       96,026       (13,791)       82,235
     Intangible assets, net.......................................................      965,463       (16,329)      949,134
     Restricted cash..............................................................       90,000        13,409       103,409
     Other assets.................................................................       43,581        (7,834)       35,747
                                                                                     ----------     ---------    ----------
          Total assets............................................................   $1,731,331     $ (78,481)   $1,652,850
                                                                                     ==========     =========    ==========

                        LIABILITIES, AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable..........................................................   $   32,169     $     100    $   32,269
        Accrued liabilities.......................................................       79,273         5,449        84,722
        Deferred revenue from related parties.....................................            -        53,353        53,353
        Deferred revenue..........................................................       73,707       (25,364)       48,343
                                                                                     ----------     ---------    ----------
          Total current liabilities...............................................      185,149        33,538       218,687

     Distribution obligation......................................................      197,254             -       197,254
     Other non-current liabilities................................................        3,336             -         3,336
                                                                                     ----------     ---------    ----------
          Total Liabilities.......................................................      385,739        33,538       419,277
                                                                                     ----------     ---------    ----------

     Commitments and contingencies (Note 13)

     Stockholders' equity:
        Common stock..............................................................          108             -           108
        Additional paid-in capital................................................    1,888,609             -     1,888,609
        Treasury stock............................................................      (17,531)            -       (17,531)
        Notes receivable from stockholders........................................       (5,251)            -        (5,251)
        Deferred stock-based charges..............................................     (107,962)          320      (107,642)
        Accumulated other comprehensive income....................................       (2,256)            -        (2,256)
        Accumulated deficit.......................................................     (410,125)     (112,339)     (522,464)
                                                                                     ----------     ---------    ----------
          Total stockholders' equity..............................................    1,345,592      (112,019)    1,233,573
                                                                                     ----------     ---------    ----------
          Total liabilities and stockholders' equity..............................   $1,731,331     $ (78,481)   $1,652,850
                                                                                     ==========     =========    ==========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                                                               Three Months Ended June 30, 2001
                                                                               --------------------------------
                                                                           As                    Accounting
                                                                        Reported   Adjustments     Change      Restated
                                                                       ----------  -----------   -----------  ----------
Revenues.............................................................  $ 129,283    $  (59,027)    $  (1,189) $   69,067
Revenues from related parties........................................         --         8,633            --       8,633
                                                                       ---------    ----------     ---------  ----------
Total revenues.......................................................    129,283       (50,394)       (1,189)     77,700

Cost of revenues.....................................................     34,018            --          (667)     33,351
                                                                       ---------    ----------     ---------  ----------
Gross profit.........................................................     95,265       (50,394)         (522)     44,349
                                                                       ---------    ----------     ---------  ----------
Operating expenses:
     Sales and marketing.............................................     64,897        (1,858)         (522)     62,517
     Product development.............................................      8,930          (250)           --       8,680
     General and administrative......................................     30,706           (30)           --      30,676
     Amortization of intangible assets...............................     54,656           (25)           --      54,631
     Acquisition-related and other charges...........................      8,567            --            --       8,567
                                                                       ---------    ----------     ---------  ----------
Total operating expenses.............................................    167,756        (2,163)         (522)    165,071
                                                                       ---------    ----------     ---------  ----------
Loss from operations.................................................    (72,491)      (48,231)           --    (120,722)
Interest income, net.................................................      3,768            --            --       3,768
Other expense, net...................................................     (3,352)         (562)           --      (3,914)
                                                                       ---------    ----------     ---------  ----------
Net loss applicable to common stockholders...........................    (72,075)   $  (48,793)           --  $ (120,868)
                                                                       =========    ==========     =========  ==========
Basic and diluted net loss per share.................................  $    (.67)   $     (.45)    $      --  $    (1.12)
                                                                       ---------    ----------     =========  ----------
Shares used to calculate basic and diluted net loss per share........    107,695       107,695       107,695     107,695
                                                                       =========    ==========     =========  ==========

                                                                                 Six Months Ended June 30, 2001
                                                                                 ------------------------------
                                                                           As                    Accounting
                                                                        Reported   Adjustments     Change      Restated
                                                                       ----------  ------------  -----------  ----------
Revenues.............................................................  $ 234,774    $ (101,603)    $  (2,763) $  130,408
Revenues from related parties........................................         --        11,110            --      11,110
                                                                       ---------    ----------     ---------  ----------
Total revenue........................................................    234,774       (90,493)       (2,763)    141,518

Cost of revenues.....................................................     62,046            --          (890)     61,156
                                                                       ---------    ----------     ---------  ----------
Gross profit.........................................................    172,728       (90,493)       (1,873)     80,362
                                                                       ---------    ----------     ---------  ----------
Operating expenses:
     Sales and marketing.............................................    131,910        (8,721)       (1,873)    121,316
     Product development.............................................     14,414          (250)           --      14,164
     General and administrative......................................     53,622          (579)           --      53,043
     Amortization of intangible assets...............................     88,444           (50)           --      88,394
     Acquisition-related and other charges...........................     15,632            --            --      15,632
                                                                       ---------    ----------     ---------  ----------
Total operating expenses.............................................    304,022        (9,600)       (1,873)    292,549
                                                                       ---------    ----------     ---------  ----------
Loss from operations.................................................   (131,294)      (80,893)           --    (212,187)
Interest income, net.................................................      8,219            --            --       8,219
Other expense, net...................................................    (16,148)         (562)           --     (16,710)
                                                                       ---------    ----------     ---------  ----------
Net loss applicable to common stockholders...........................  $(139,223)   $  (81,455)    $      --  $ (220,678)
                                                                       ---------    ----------     ---------  ----------
Basic and diluted net loss per share.................................  $   (1.37)   $     (.81)    $      --  $    (2.18)
                                                                       =========    ==========     =========  ==========
Shares used to calculate basic and diluted net loss per share........    101,345       101,345       101,345     101,345
                                                                       =========    ==========     =========  ==========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                                                               Three Months Ended June 30, 2000
                                                                               --------------------------------
                                                                           As                    Accounting
                                                                        Reported   Adjustments     Change      Restated
                                                                       ----------  -----------   -----------  ----------
Revenues.............................................................  $  50,152    $   (6,143)    $  (1,765) $   42,244
Cost of revenues.....................................................     13,433            --            --      13,433
                                                                       ---------    ----------     ---------  ----------
Gross profit.........................................................     36,719        (6,143)       (1,765)     28,811
                                                                       ---------    ----------     ---------  ----------
Operating expenses:
  Sales and marketing................................................     40,417          (950)       (1,765)     37,702
  Product development................................................      3,738            --            --       3,738
  General and administrative.........................................     12,615          (621)           --      11,994
  Amortization of intangible assets..................................     10,935            --            --      10,935
  In-process research and development................................         --            --            --          --
  Acquisition-related and other charges..............................         --            --            --          --
                                                                       ---------    ----------     ---------  ----------
Total operating expenses.............................................     67,705        (1,571)       (1,765)     64,369
                                                                       ---------    ----------     ---------  ----------
Loss from operations.................................................    (30,986)       (4,572)           --     (35,558)
Interest income, net.................................................      6,645            --            --       6,645
Other expense, net...................................................       (371)           --            --        (371)
                                                                       ---------    ----------     ---------  ----------
Net loss applicable to common stockholders...........................  $ (24,712)   $   (4,572)           --  $  (29,284)
                                                                       =========    ==========     =========  ==========
Basic and diluted net loss per share.................................  $    (.31)   $     (.06)    $      --  $     (.37)
                                                                       =========    ==========     =========  ==========
Shares used to calculate basic and diluted net loss per share........     80,153        80,153        80,153      80,153
                                                                       =========    ==========     =========  ==========

                                                                                 Six Months Ended June 30, 2000
                                                                                 ------------------------------
                                                                           As                    Accounting
                                                                        Reported   Adjustments     Change      Restated
                                                                       ----------  -----------   -----------  ----------
Revenues.............................................................  $  88,751    $   (6,143)    $  (2,702) $   79,906
Cost of revenues.....................................................     24,191            --            --      24,191
                                                                       ---------    ----------     ---------  ----------
Gross profit.........................................................     64,560        (6,143)       (2,702)     55,715
                                                                       ---------    ----------     ---------  ----------
Operating expenses:
  Sales and marketing................................................     79,625          (950)       (2,702)     75,973
  Product development................................................      5,764            --            --       5,764
  General and administrative.........................................     24,437          (621)           --      23,816
  Amortization of intangible assets..................................     19,327            --            --      19,327
  In-process research and development................................         --            --            --          --
  Acquisition-related and other charges..............................         --            --            --          --
                                                                       ---------    ----------     ---------  ----------
Total operating expenses.............................................    129,153        (1,571)       (2,702)    124,880
                                                                       ---------    ----------     ---------  ----------
Loss from operations.................................................    (64,593)       (4,572)           --     (69,165)
Interest income, net.................................................     11,054            --            --      11,054
Other expense, net...................................................       (385)           --            --        (385)
                                                                       ---------    ----------     ---------  ----------
Net loss applicable to common stockholders...........................  $ (53,924)   $   (4,572)    $      --  $  (58,496)
                                                                       =========    ==========     =========  ==========
Basic and diluted net loss per share.................................  $    (.70)   $     (.06)    $      --  $     (.76)
                                                                       =========    ==========     =========  ==========
Shares used to calculate basic and diluted net loss per share........     77,102        77,102        77,102      77,102
                                                                       =========    ==========     =========  ==========

                              HOMESTORE.COM,INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                                       Six Months Ended June 30, 2001
                                                                                   ---------------------------------------
                                                                                   As Reported   Adjustments    Restated
                                                                                   ------------  ------------  -----------
Cash flows from operating activities:
Net loss.........................................................................    $(139,223)     $(81,455)   $(220,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation.....................................................................       10,774          (581)      10,193
Amortization of intangible assets................................................       88,444           (51)      88,393
Accretion of distribution obligation.............................................        7,406            --        7,406
Provision for doubtful accounts..................................................        6,068            --        6,068
In-process research and development..............................................           --            --           --
Stock-based charges..............................................................       40,920           320       41,240
Write-down of investments........................................................       11,592            --       11,592
Other non-cash items.............................................................       (8,075)        9,611        1,536
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable..............................................................      (22,485)         (883)     (23,368)
Prepaid distribution expense.....................................................        4,703            --        4,703
Other assets.....................................................................      (14,566)       16,377        1,811
Accounts payable and accrued liabilities.........................................       20,498         9,621       30,119
Deferred revenue from related parties............................................                     53,353       53,353
Deferred revenue.................................................................       30,530       (35,019)      (4,489)
                                                                                     ---------      --------    ---------
Net cash provided by in operating activities.....................................       36,586       (28,707)       7,879
                                                                                     ---------      --------    ---------

Cash flows from investing activities:
Purchases of property and equipment..............................................      (42,147)       12,795      (29,352)
Purchases of short-term investments..............................................      (66,317)           --      (66,317)
Maturities of short-term investments.............................................       90,492            --       90,492
Purchases of cost and equity investments.........................................           --            --           --
Acquisitions, net of cash acquired...............................................      (68,304)       15,912      (52,392)
                                                                                     ---------      --------    ---------
Net cash used in investing activities............................................      (86,276)       28,707      (57,569)

Cash flows from financing activities:
Proceeds from payment of stockholders' notes.....................................        1,710            --        1,710
Proceeds from exercise of stock options, warrants and share issuances
  under employee stock purchase plan.............................................       46,780            --       46,780
Net proceeds from issuance of common and preferred stock.........................           --            --           --
Transfer to restricted cash......................................................           --            --           --
Repayment of notes payable.......................................................         (481)           --         (481)
Issuance of notes receivable.....................................................       (3,750)           --       (3,750)
Subsidiary equity transactions...................................................           --            --           --
                                                                                     ---------      --------    ---------
Net cash provided by financing activities........................................       44,259            --       44,259
                                                                                     ---------      --------    ---------
Change in cash and cash equivalents..............................................       (5,431)           --       (5,431)
Cash and cash equivalents, beginning of period...................................      180,985       (13,409)     167,576
                                                                                     ---------      --------    ---------

Cash and cash equivalents, end of period.........................................    $ 175,554      $(13,409)   $ 162,145
                                                                                     =========      ========    =========

                              HOMESTORE.COM,INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                                       Six Months Ended June 30, 2000
                                                                                   --------------------------------------
                                                                                   As Reported   Adjustments    Restated
                                                                                   ------------  ------------  ----------
Cash flows from operating activities:
Net loss.........................................................................    $ (53,924)    $  (4,572)  $ (58,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation.....................................................................        1,658          (121)      1,537
Amortization of intangible assets................................................       19,327             -      19,327
Accretion of distribution obligation.............................................            -             -           -
Provision for doubtful accounts..................................................          778             -         778
In-process research and development..............................................            -             -           -
Stock-based charges..............................................................       21,835             -      21,835
Write-down of investments........................................................            -             -           -
Other non-cash items.............................................................         (546)            -        (546)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable..............................................................      (15,193)        3,941     (11,252)
Prepaid distribution expense.....................................................      (24,008)            -     (24,008)
Other assets.....................................................................       (2,101)            -      (2,101)
Accounts payable and accrued liabilities.........................................        8,841          (700)      8,141
Deferred revenue.................................................................        4,477             -       4,477
                                                                                     ---------     ---------   ---------
Net cash used in operating activities............................................      (38,856)       (1,452)    (40,308)
                                                                                     ---------     ---------   ---------
Cash flows from investing activities:
Purchases of property and equipment..............................................      (13,400)        1,452     (11,948)
Purchases of short-term investments..............................................     (151,124)            -    (151,124)
Maturities of short-term investments.............................................       40,000             -      40,000
Purchases of cost and equity investments.........................................      (27,696)            -     (27,696)
Acquisitions, net of cash acquired...............................................      (21,592)            -     (21,592)
                                                                                     ---------     ---------   ---------
Net cash used in investing activities............................................     (173,812)        1,452    (172,360)
                                                                                     ---------     ---------   ---------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes.....................................           16             -          16
Proceeds from exercise of stock options, warrants and share issuances
  under employee stock purchase plan.............................................        6,350             -       6,350
Net proceeds from issuance of common and preferred stock.........................      428,961             -     428,961
Transfer to restricted cash......................................................      (90,000)      (13,067)   (103,067)
Repayment of notes payable.......................................................      (38,302)            -     (38,302)
Issuance of notes receivable.....................................................       (1,651)            -      (1,651)
Subsidiary equity transactions...................................................       10,850             -      10,850
                                                                                     ---------     ---------   ---------
Net cash provided by financing activities........................................      316,224       (13,067)    303,157
                                                                                     ---------     ---------   ---------
Change in cash and cash equivalents..............................................      103,556       (13,067)     90,489

Cash and cash equivalents, beginning of period...................................       90,382             -      90,382
                                                                                     ---------     ---------   ---------

Cash and cash equivalents, end of period.........................................    $ 193,938     $ (13,067)  $ 180,871
                                                                                     =========     =========   =========

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

  The components of comprehensive loss for each of the periods presented are as follows (in thousands):

                                                                       Three Months             Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                  ----------------------  ---------------------
                                                                     2001        2000        2001        2000
                                                                  ---------    --------   ---------    --------
                                                                  (Restated)  (Restated)  (Restated)  (Restated)
  Net loss.................................................       $(120,868)   $(29,284)  $(220,678)   $(58,496)
  Unrealized losses on marketable securities...............            (678)     (5,002)     (2,580)       (565)
  Foreign currency translation.............................             664          --         347          --
                                                                  ---------    --------   ---------    --------
  Comprehensive loss.......................................       $(120,882)   $(34,286)  $(222,911)   $(59,061)
                                                                  =========    ========   =========    ========

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


7. IMPAIRMENT OF INVESTMENTS:

  During the three-month period ended March 31, 2001, the Company' recorded a charge of approximately $11.1 million based on an impairment of a portion of the Company's portfolio of cost investments The impairment of these investments to their net realizable values was based on a review of the companies' financial conditions, cash flow projections and operating performances.


8.  ACQUISITIONS:

  In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation ("iPIX") for $8.1 million in cash and a note in the amount of $2.25 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $13.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

  In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. ("CFT") for approximately $4.5 million in cash and 162,850 shares of the Company's common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their

                              HOMESTORE.COM, INC.

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

  In February 2001, the Company acquired all the outstanding shares of HomeWrite, Inc. ("HomeWrite") in exchange for 196,549 shares of the Company's common stock valued at $5.6 million and assumed the HomeWrite Stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $11.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

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

  In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. ("Homestyles") for approximately $14.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $15.2 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for Homestyles for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.


9.  RELATED PARTY TRANSACTIONS:

  In February 2001, the Company acquired all the outstanding shares of the Move.com Group from Cendant Corporation ("Cendant") valued at $757.3 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company's common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore.com shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $795.4 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from two to fifteen years.

  In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month and six-month periods ended June 30, 2001 were $8.6 million and $11.1 million, respectively, and are reported separately in these financial statements. It is not practical to determine the related costs of such revenues.

  The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of each period (in thousands, except per share amounts):

                              HOMESTORE.COM, INC.

                                                                  Three Months             Six Months
                                                                 Ended June 30,          Ended June 30,
                                                             ----------------------  ----------------------
                                                                2001        2000        2001        2000
                                                             ---------    --------   ---------   ---------
                                                             (Restated)  (Restated)  (Restated)  (Restated)
  Revenues.................................................  $  77,700    $ 64,467   $ 154,465   $ 121,170
  Net loss.................................................   (120,868)    (98,424)   (248,128)   (197,016)
  Net loss per share:
     Basic and diluted.....................................  $   (1.12)   $   (.97)  $   (2.32)  $   (1.99)
     Weighted average shares...............................    107,695     101,515     106,774      98,809


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

  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                              Three Months             Six Months
                                                                             Ended June 30,          Ended June 30,
                                                                         ----------------------  ----------------------
                                                                             2001        2000        2001        2000
                                                                           -------     -------     -------     -------
                                                                         (Restated)  (Restated)  (Restated)  (Restated)
  Revenues.............................................................    $   522     $ 1,765     $ 1,873     $ 2,702
  Cost of revenues.....................................................         81         148         186         346
  Sales and marketing..................................................     18,758       8,212      38,057      16,698
  Product development..................................................         76         140         175         326
  General and administrative...........................................        414         756         949       1,763
                                                                           -------     -------     -------     -------
                                                                           $19,851     $11,021     $41,240     $21,835
                                                                           =======     =======     =======     =======

11.   NET LOSS PER SHARE:

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                             Three Months            Six Months
                                                                            Ended June 30,         Ended June 30,
                                                                         ---------------------  ---------------------
                                                                              2001       2000        2001       2000
                                                                         ---------   --------   ---------   --------
                                                                         (Restated)  (Restated)  (Restated)  (Restated)
  Numerator:
     Net loss..........................................................  $(120,868)  $(29,284)  $(220,678)  $(58,496)
                                                                         =========   ========   =========   ========
Denominator:
     Weighted average shares outstanding...............................    107,695     80,153     101,345     77,102
                                                                         =========   ========   =========   ========
  Basic and diluted net loss per share.................................  $   (1.12)  $   (.37)  $   (2.18)  $   (.76)
                                                                         =========   ========   =========   ========

  The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share applicable to common stockholders computation was 20,707,672 and 17,086,000 at June 30, 2001 and 2000, respectively.

                              HOMESTORE.COM, INC.

12.  SEGMENT INFORMATION:

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

  Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

                                                                        Three Months             Six Months
                                                                       Ended June 30,          Ended June 30,
                                                                    ---------------------   ---------------------
                                                                       2001        2000        2001        2000
                                                                    ---------    --------   ---------    --------
  Revenues:                                                         (Restated)  (Restated)  (Restated)  (Restated)
      Professional subscriptions..................................  $  52,326   $  28,720   $ 95,318    $  51,612
      Advertising.................................................      9,409      13,524     23,489       28,294
      Other.......................................................     15,965          --     22,711           --
                                                                    ---------    --------   ---------    --------
                                                                       77,700      42,244     141,518      79,906
                                                                    ---------    --------   ---------    --------
  Cost of revenues and operating expenses:
      Professional subscriptions..................................     26,538      14,223      51,979      25,652
      Advertising.................................................      5,370       2,932      17,382       4,272
      Other.......................................................     14,078          --      19,084          --
      Unallocated.................................................    152,436      60,647     265,260     119,147
                                                                    ---------    --------   ---------    --------
                                                                      198,422      77,802     353,705     149,071
                                                                    ---------    --------   ---------    --------
  Loss from operations............................................  $(120,722)   $(35,558)  $(212,187)   $(69,165)
                                                                    =========    ========   =========    ========

  Revenues from professional subscriptions for the three-month and six-month periods ended June 30, 2001 included $8.6 million and $11.1 million, respectively, of revenue from related parties. There were none in fiscal 2000. In connection with acquisitions in 2001, the Company expanded it segment presentation to include a third, "other" segment. The Company's Welcome Wagon business constitutes $13.9 million and $20.6 million of revenue, respectively, and $12.1 million and $17.1 million of expenses, respectively, in the three-month and six-month periods ended June 30, 2001, of those amounts included in the "other" classification.

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

                              HOMESTORE.COM, INC.

14.  SUBSEQUENT EVENTS:

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

     On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that certain of our financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, we concluded, based on preliminary findings of the inquiry, that our financial statements for each of the three quarters ended, September
30, 2001 would be restated   On February 13, 2002, we concluded, based upon
preliminary findings of the inquiry, that our financial statements, as of, and for the year ended December 31, 2000, including certain interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month and six-month periods ended June 30, 2001, certain transactions resulting in revenue recognition of $40.0 million and $64.5 million, respectively, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. We determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. The results of the inquiry also determined that in both the three-month and six-month periods ended June 30, 2000, revenue of $6.1 million had been improperly recorded on this basis. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by us were capitalized when initially recorded, operating results for the years 2000, 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month and six-month periods ended June 30, 2001, revenue of $10.4 million and $26.0 million, respectively was improperly recognized on the sale of certain software products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the revenue should have been deferred through June 30, 2001.

     The restated financial statements also include the effects of our early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We have adopted this consensus and the effect on the three-month and six-month periods ended June 30, 2001 was to reduce previously reported revenue and expense by $1.2 million and $2.8 million, respectively, with no effect on net loss or net loss per share. The effect on the three-month and six-month periods ended June 30, 2000 was to reduce previously reported revenue and expense by $1.8 million and $2.7 million, respectively.

     The consolidated financial statements for the three and six months ended June 30, 2001 contained herein have been restated to incorporate these adjustments. (See Note 4 to the Consolidated Financial Statements.) As a result of these items, for the three-month and six-month periods ended June 30, 2001, respectively, we have reduced our previously reported revenue by $51.6 million and $93.3 million; increased our net loss from $72.1 million to $120.9 million and $139.2 million to $220.7 million; and increased our net loss per share of $(.67) to $(1.12) and $(1.37) to $(2.18). For the three-month and six-month periods ended June 30, 2000, respectively, we have reduced our previously reported revenue by $7.9 million and $8.8 million; increased our net loss from $24.7 million to $29.3 million and $53.9 million to $58.5 million; and increased our net loss per share of $(.31) to $(.37) and $(.70) to $(.76).

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                                         Three Months Ended June 30, 2001
                                                 ------------------------------------------------
                                                     As                    Accounting
                                                  Reported   Adjustments     Change     Restated
                                                 ----------  -----------   ----------  ----------
Revenues.......................................   $ 129,283    $ (59,027)    $(1,189)   $  69,067
Revenues from related parties..................           -        8,633            -       8,633
                                                  ---------    ---------     --------   ---------
Total revenues.................................     129,283      (50,394)      (1,189)     77,700
Cost of revenues...............................      34,018            -         (667)     33,351
                                                  ---------    ---------     --------   ---------
Gross profit...................................      95,265      (50,394)        (522)     44,349
                                                  ---------    ---------     --------   ---------
Operating expenses:
   Sales and marketing.........................      64,897       (1,858)        (522)     62,517
   Product development.........................       8,930         (250)           -       8,680
   General and administrative..................      30,706          (30)           -      30,676
   Amortization of intangible assets...........      54,656          (25)           -      54,631
   Acquisition-related and other charges.......       8,567            -            -       8,567
                                                  ---------    ---------     --------   ---------
Total operating expenses.......................     167,756       (2,163)        (522)    165,071
                                                  ---------    ---------     --------   ---------
Loss from operations...........................     (72,491)     (48,231)           -    (120,722)
Interest income, net...........................       3,768            -            -       3,768
Other expense, net.............................      (3,352)        (562)           -      (3,914)
                                                  ---------    ---------     --------   ---------
Net loss applicable to common stockholders.....   $ (72,075)   $ (48,793)           -   $(120,868)
                                                  =========    =========     ========   =========
Basic and diluted net loss per share...........   $    (.67)   $    (.45)           -   $   (1.12)
                                                  =========    =========     ========   =========
Shares used to calculate basic and diluted net
loss per share.................................     107,695      107,695      107,695     107,695
                                                  =========    =========     ========    ========

                                                         Three Months Ended June 30, 2000
                                                 ------------------------------------------------
                                                     As                    Accounting
                                                  Reported   Adjustments     Change     Restated
                                                 ----------  -----------   ----------  ----------
Revenues.......................................      50,152       (6,143)      (1,765)     42,244
Revenues from related parties..................           -            -           -           -
                                                 ----------   ----------   ----------   ---------
Total revenues.................................      50,152       (6,143)      (1,765)     42,244
Cost of revenues...............................      13,433            -            -      13,433
                                                 ----------   ----------   ----------   ---------
Gross profit...................................      36,719       (6,143)      (1,765)     28,811
                                                 ----------   ----------   ----------   ---------
Operating expenses:
   Sales and marketing.........................      40,417         (950)      (1,765)     37,702
   Product development.........................       3,738            -            -       3,738
   General and administrative..................      12,615         (621)           -      11,994
   Amortization of intangible assets...........      10,935            -            -      10,935
   Acquisition-related and other charges.......           -            -            -           -
                                                 ----------   ----------   ----------   ---------
Total operating expenses.......................      67,705       (1,571)      (1,765)     64,369
                                                 ----------   ----------   ----------   ---------
Loss from operations...........................     (30,986)      (4,572)           -     (35,558)
Interest income, net...........................       6,645            -            -       6,645
Other expense, net.............................        (371)           -            -        (371)
                                                 ----------   ----------   ----------   ---------
Net loss applicable to common stockholders.....     (24,712)      (4,572)           -     (29,284)
                                                 ==========   ==========   ==========   =========
Basic and diluted net loss per share...........        (.31)        (.06)           -        (.37)
                                                 ==========   ==========   ==========   =========
Shares used to calculate basic and diluted net
loss per share.................................      80,153       80,153       80,153      80,153
                                                 ==========   ==========   ==========   =========

                                                         Six Months Ended June 30, 2001
                                               --------------------------------------------------
                                                   As                     Accounting
                                                Reported    Adjustments     Change      Restated
                                               ----------   -----------   ----------   ----------
Revenues.....................................   $ 234,774    $ (101,603)    $ (2,763)   $ 130,408
Revenues from related parties................           -        11,110            -       11,110
                                                ---------    ----------     --------    ---------
Total revenues...............................     234,774       (90,493)      (2,763)     141,518
Cost of revenues.............................      62,046             -         (890)      61,156
                                                ---------    ----------     --------    ---------
Gross profit.................................     172,728       (90,493)      (1,873)      80,362
                                                ---------    ----------     --------    ---------
Operating expenses:
   Sales and marketing.......................     131,910        (8,721)      (1,873)     121,316
   Product development.......................      14,414          (250)           -       14,164
   General and administrative................      53,622          (579)           -       53,043
   Amortization of intangible assets.........      88,444           (50)           -       88,394
   Acquisition-related and other charges.....      15,632             -            -       15,632
                                                ---------    ----------     --------    ---------
Total operating expenses.....................     304,022        (9,600)      (1,873)     292,549
                                                ---------    ----------     --------    ---------
Loss from operations.........................    (131,294)      (80,893)           -     (212,187)
Interest income, net.........................       8,219             -            -        8,219
Other expense, net...........................     (16,148)         (562)           -      (16,710)
                                                ---------    ----------     --------    ---------
Net loss applicable to common stockholders...   $(139,223)   $  (81,455)           -    $(220,678)
                                                =========    ==========     ========    =========
Basic and diluted net loss per share.........   $   (1.37)   $     (.81)           -    $   (2.18)
                                                =========    ==========     ========    =========
Shares used to calculate basic and diluted
net loss per share...........................     101,345       101,345      101,345      101,345
                                                =========    ==========     ========    =========

                                                         Six Months Ended June 30, 2000
                                               --------------------------------------------------
                                                   As                     Accounting
                                                Reported    Adjustments     Change      Restated
                                               ----------   -----------   ----------   ----------
Revenues.....................................   $  88,751        (6,143)      (2,702)      79,906
Revenues from related parties................           -             -            -            -
                                                ---------    ----------     --------    ---------
Total revenues...............................      88,751        (6,143)      (2,702)      79,906
Cost of revenues.............................      24,191             -            -       24,191
                                                ---------    ----------     --------    ---------
Gross profit.................................      64,560        (6,143)      (2,702)      55,715
Operating expenses:
   Sales and marketing.......................      79,625          (950)      (2,702)      75,973
   Product development.......................       5,764             -            -        5,764
   General and administrative................      24,437          (621)           -       23,816
   Amortization of intangible assets.........      19,327             -            -       19,327
   Acquisition-related and other charges.....           -             -            -            -
                                                ---------    ----------     --------    ---------
Total operating expenses.....................     129,153        (1,571)      (2,702)     124,880
                                                ---------    ----------     --------    ---------
Loss from operations.........................     (64,593)       (4,572)           -      (69,165)
Interest income, net.........................      11,054             -            -       11,054
Other expense, net...........................        (385)            -            -         (385)
                                                ---------    ----------     --------    ---------
Net loss applicable to common stockholders...     (53,924)       (4,572)           -      (58,496)
                                                =========    ==========     ========    =========
Basic and diluted net loss per share.........       (0.70)         (.06)           -         (.76)
                                                =========    ==========     ========    =========
Shares used to calculate basic and diluted
net loss per share...........................      77,102        77,102       77,102       77,102
                                                =========    ==========     ========    =========

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

     Acquisitions. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX for $8.1 million in cash and a note in the amount of $2.25 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.6 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc. in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $757.3 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $22.5 million in cash. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles.

     In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month and six-month periods ended June 30, 2001 were $8.6 million and $11.1 million, respectively, and are reported separately in these financial statements. It is not practical to determine the related costs of such revenues.

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

Three Months Ended June 30, 2001 and 2000

  Revenues

     Revenues increased to $77.7 million for the three months ended June 30, 2001 from revenues of $42.2 million for the three months ended June 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

     Subscription revenues, which represented approximately 67% of total revenues for the three months ended June 30, 2001, grew 82% from the three months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals for the three months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

     Advertising revenues, which represented approximately 12% of total revenues for the three months ended June 30, 2001, declined 30% from the three months ended June 30, 2000. The decrease was driven primarily by the non-renewal of several advertising and sponsorship accounts and the general softening in the on-line advertising market. Although our advertising revenue has grown significantly in absolute dollars in recent periods, we may be unable to sustain growth, as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

     Other revenues which represented approximately 21% of total revenues for the three months ended June 30, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

  Cost of Revenues

     Cost of revenues, including non-cash stock-based charges, increased to $33.4 million for the three months ended June 30, 2001 from cost of revenues of $13.4 million for the three months ended June 30, 2000. The increase was due primarily to our overall increased sales volume as well as increases in salaries, royalties, hosting costs and depreciation during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Also contributing to the increase in cost of revenues were our recent acquisitions, primarily the acquisition of the Move.com Group. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

     Gross margin percentage for the three months ended June 30, 2001 was 57.1%, up from gross margin percentage of 68.2% for the three months ended June 30, 2000. The decrease in gross margin percentage was primarily due to the decrease in advertising revenues which historically have larger gross margins.

  Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $62.5 million for the three months ended June 30, 2001 from sales and marketing of $37.7 million for the three months ended June 30, 2000. The increase was due to increase in salaries and commissions, customer service related costs and stock-based charges. Stock-based charges increased by $10.5 million to $18.8 million for the three months ended June 30, 2001 from $8.2 million for the three months ended June 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution expense in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in a quarterly expense of approximately $9.3 million. Also contributing to the increase in sales and marketing expenses were our acquisitions.

     Product development. Product development expenses, including non-cash stock-based charges, increased to $8.7 million for the three months ended June 30, 2001 from product development of $3.7 million for the three months ended June 30, 2000. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites, as well as our continued development of professional productivity tools. Also contributing to the increase in product development expenses were our acquisitions.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $30.7 million for the three months ended June 30, 2001 from general and administrative expenses of $12.0 million for the three months ended June 30, 2000. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and depreciation related to our capital expenditures to support our expanded operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisition of the Move.com Group and iPIX.

     Amortization of intangible assets. Amortization of intangible assets was $54.6 million for the three months ended June 30, 2001 from amortization of $10.9 million for the three months ended June 30, 2000. The increase in amortization was due to our acquisitions, primarily the Move.com Group.

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

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                        Three Months
                                                       Ended June 30,
                                                --------------------------
                                                   2001            2000
                                                   ----            ----
                                                (Restated)      (Restated)
     Revenues.................................    $   522         $ 1,765
     Cost of revenues.........................         81             148
     Sales and marketing......................     18,758           8,212
     Product development......................         76             140
     General and administrative...............        414             756
                                                  -------         -------
                                                  $19,851         $11,021
                                                  =======         =======

     Stock-based charges increased by $8.8 million to $19.8 million for the three months ended June 30, 2001 from $11.0 million for the three months ended June 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement and the BGI marketing agreement.

  Other Expense, Net

     Other expense, net, increased to $3.9 million for the three months ended June 30, 2001 from other expense, net of $371,000 for the three months ended June 30, 2000. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in a quarterly expense of approximately $3.7 million.

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

     Segment revenues. Subscription revenues, which represented approximately 67% of total revenues for the three months ended June 30, 2001, grew 82% from the three months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals at three months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

     Advertising revenues, which represented approximately 12% of total revenues for the three months ended June 30, 2001, declined 30% from the three months ended June 30, 2000. The decrease was driven primarily by the non-renewal of several advertising and sponsorship accounts and the general softening in the on-line advertising market.

Other revenues which represented approximately 21% of total revenues for the three months ended June 30, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

     Segment expenses. Subscription expenses increased to $28.5 million for the three months ended June 30, 2001 from subscription expenses of $14.2 million for the three months ended June 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in staffing levels to support our growth. In addition, our acquisitions of The Hessel Group, iPIX and the Move.com Group also contributed to the increase.

     Advertising expenses increased to $5.4 million for the three months ended June 30, 2001 from advertising expenses of $2.9 million for the three months ended June 30, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales in absolute dollars.

Other expenses were $14.1 million for the three months ended June 30, 2001. There were no corresponding expenses in 2000.

     Unallocated expenses increased to $152.4 million for the three months ended June 30, 2001 from unallocated expenses of $60.6 million for the three months ended June 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement and costs associated with the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.


Six Months Ended June 20, 2001 and 2000

 Revenues

     Revenues increased to $141.5 million for the six months ended June 30, 2001 from revenues of $79.9 million for the six months ended June 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase in advertising revenue.

     Subscription revenues, which represented approximately 67% of total revenues for the six months ended June 30, 2001, grew 85% from the six months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals for the six months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

     Advertising revenues, which represented approximately 17% of total revenues for the six months ended June 30, 2001, declined 17% from the six months ended June 30, 2000. The decrease was driven primarily by the non-renewal of several advertising and sponsorship accounts and the general softening in the online advertising market. Although our advertising revenue has grown significantly in absolute dollars in recent periods, we may be unable to sustain growth, as there has been a softening in the online advertising market in general. If this softening continues or worsens, our advertising revenues could be adversely affected.

     Other revenues which represented approximately 16% of total revenues for the six months ended June 30, 2001, were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

 Cost of Revenues

     Cost of revenues, including non-cash stock-based charges, increased to $61.1 million for the six months ended June 30, 2001 from cost of revenues of $24.2 million for the six months ended June 30, 2000. The increase was due primarily to our overall increased sales volume as well as increases in salaries, royalties, hosting costs and depreciation during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Also contributing to the increase in cost of revenues were our acquisitions, primarily the acquisition of the Move.com Group. We anticipate continuing increases in cost of revenues in absolute dollars as our revenues increase and we continue to make capital investments to increase the capacity of our family of web sites in order to accommodate traffic increases.

     Gross margin percentage for the six months ended June 30, 2001 was 56.8% down from gross margin percentage of 69.7% for the six months ended June 30, 2000. The decrease in gross margin percentage was primarily due to the decrease in advertising revenues which historically have larger gross margins.

 Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased to $121.3 million for the six months ended June 30, 2001 from sales and marketing of $76.0 million for the six months ended June 30, 2000. The increase was due to an increase in salaries and commissions, customer service related costs and stock-based charges. Stock-based charges increased by $21.3 million to $38.0 million for the six months ended June 30, 2001 from $16.7 million for the six months ended June 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution expense in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $18.6 million for the six months ended June 30, 2001.

     Product development. Product development expenses, including non-cash stock-based charges, increased to $14.2 million for the six months ended June 30, 2001 from product development of $5.8 million for the six months ended June 30, 2000. The increase in product development costs was due to increased costs associated with the continuing expansion of the Homestore.com web sites as well as our continued development of professional productivity tools. Also contributing to the increase in product development expenses were our acquisitions.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, increased to $53.0 million for the six months ended June 30, 2001 from general and administrative expenses of $23.8 million for the six months ended June 30, 2000. The increase was primarily due to hiring key management personnel, increased staffing levels required to support our significant growth and depreciation related to our capital expenditures to support our expanded operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisition of the Move.com Group and iPIX.

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

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                                 Six Months Ended
                                                                     June 30,
                                                                     --------
                                                              2001              2000
                                                              ----              ----
                                                           (Restated)        (Restated)
      Revenues........................................     $    1,873        $   2,702
      Cost of revenues................................            186              346
      Sales and marketing.............................         38,057           16,698
      Product development.............................            175              326
      General and administrative......................            949            1,763
                                                           ----------        ---------
                                                           $   41,240        $  21,835
                                                           ==========        =========

     Stock-based charges increased by $19.4 million to $41.2 million for the six months ended June 30, 2001 from $21.8 million for the six months ended June 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement and the BGI marketing agreement.

 Other Expense, Net

     Other expense, net, increased to $16.7 million for the six months ended June 30, 2001 from other expense, net of $385,000 for the six months ended June 30, 2000. The increase primarily related to an $11.1 million write-down of a portion of our portfolio of cost investments to reflect their net realizable values based on our review of the companies' financial conditions, cash flow projections and operating performances.

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

     Segment revenues. Subscription revenues, which represented approximately 67% of total revenues for the six months ended June 30, 2001, grew 85% from the six months ended June 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 202% to approximately 368,000 compared to totals at six months ended June 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was also due to the acquisition of the Move.com Group. Sales of virtual tours also contributed to the increase.

     Advertising revenues, which represented approximately 17% of total revenues for the six months ended June 30, 2001, declined 17% from the six months ended June 30, 2000. The decrease was driven primarily by the non-renewal of several advertising and sponsorship accounts and the general softening in the on-line advertising market.

     Other revenues which represented approximately 16% of total revenues for the six months ended June 30, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

     Segment expenses. Subscription expenses increased to $52.0 million for the six months ended June 30, 2001 from subscription expenses of $25.7 million for the six months ended June 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in staffing levels to support our growth. In addition, our acquisitions of The Hessel Group, iPIX and the Move.com Group also contributed to the increase.

     Advertising expenses increased to $17.4 million for the six months ended June 30, 2001 from advertising expenses of $4.3 million for the six months ended June 30, 2000. The increase was due to an increase in salaries and commissions relating to the increase in advertising sales.

     Other expenses were $19.1 million for the six months ended June 30, 2001. There were no corresponding expenses in 2000.

     Unallocated expenses increased to $265.3 million for the six months ended June 30, 2001 from unallocated expenses of $119.1 million for the six months ended June 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement, costs associated with the write-down of a portion of our portfolio of cost investments, acquisition-related charges and charges related to the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the continuing expansion of our web sites, increases in legal and professional fees, increases in costs relating to marketing and listing agreements, and increases in salaries and staffing levels required to support our significant growth, expanded operations and infrastructure.

 Liquidity and Capital Resources

     Net cash provided by operating activities of $7.8 million for the six months ended June 30, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $166.4 million. Also contributing to cash provided by operations were the changes in operating assets and liabilities, net of acquisitions, of $62.1 million. Net cash used in operating activities was $40.3 million for the six months ended June 30, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $42.9 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $24.7 million.

     Net cash used in investing activities of $57.6 million for the six months ended June 30, 2001 was attributable to purchases of short-term investments of $66.3 million offset by maturities of short-term investments of $90.5 million, capital expenditures of $29.4 million and cash paid for acquisitions of $52.4 million including acquisition-related costs. Net cash used in investing activities of $172.4 million for the six months ended June 30, 2000 was attributable to the purchase of cost and equity investments of $27.7 million, purchases of short-term investments of $151.1 million offset by maturities of short-term investments of $40.0 million, capital expenditures of $11.9 million and cash paid for acquisitions of $21.6 million including acquisition-related costs.

     Net cash provided by financing activities of $44.3 million for the six months ended June 30, 2001 was primarily attributable to the proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $46.8 million, proceeds from the payment of stockholders' notes of $1.7 million, offset by the issuance of notes receivable of $3.7 million. Net cash provided by financing activities of $303.2 million for the six months ended June 30, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $6.4 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.3 million, the transfer of $103.1 million to restricted cash, and issuance of notes receivable of $1.7 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

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

     Since inception, we have incurred losses from operations. As of June 30, 2001, we had an accumulated deficit of $522.5 million, cash and cash equivalents of $162.1 million and short-term investments of $49.6 million. We have no material commitments other than those under operating lease agreements and distribution and marketing agreements. We currently anticipate that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, in the longer term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to AOL as described above and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital , if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, the Company's liquidity could be adversely impacted by the litigation referred to in Note 14 to our Condensed Consolidated Financial Statements included herein.

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

  We have experienced net losses in each quarterly and annual period since 1993, and we incurred operating losses of $212.2 million and $69.2 million for the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, we had an accumulated deficit of $522.5 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owners, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of June 30, 2001, we had approximately $1,056.8 million of deferred stock-based charges and intangible assets to be amortized. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment, which could result in future charges relating to write-downs.

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

  . the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants; and

  .  costs and charges related to acquisitions of businesses or technologies.

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

  Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of key employees would likely have a significant detrimental effect on our business.

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

Date: March 29, 2002

                                        Homestore.com, Inc.


                                        By:   /s/ W. Michael Long
                                           ---------------------------------
                                               W. Michael Long
                                              Chief Executive Officer


                                        By:   /s/ Lewis R. Belote, III
                                           ---------------------------------
                                              Lewis R. Belote, III
                                              Chief Financial Officer