Form 10-Q/A
period 2001-09-30
HOMESTORE COM INC
filed 2002-03-29
CIK 1085770

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

                       Commission File Number 000-26659

                               -----------------

                              Homestore.com, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                                        95-4438337
     (State or Other Jurisdiction                           (I.R.S. Employer
   of Incorporation or Organization)                     Identification Number)

       30700 Russell Ranch Road                                  91362
     Westlake Village, California
(Address of Principal Executive Office)                        (Zip Code)

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

                                     INDEX

THIS 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1 AND 2 OF PART I OF FORM 10-Q TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIALS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q OTHER THAN TO THE BALANCE SHEET AS OF DECEMBER 31, 2000, WHICH WAS PREVIOUSLY RESTATED IN THE ANNUAL REPORT ON FORM 10-K/A FILED ON MARCH 12, 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED RESTATEMENT AND THE DESCRIPTION OF LITIGATION IN NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                        Page
PART I--FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements

         Homestore.com, Inc. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets........................................................     1

         Unaudited Consolidated Statements of Operations..............................................     2

         Unaudited Consolidated Statements of Cash Flows..............................................     3

         Notes to Unaudited Condensed Consolidated Financial Statements...............................     4

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations........    18

SIGNATURES............................................................................................    39
----------

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              HOMESTORE.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                       September 30,        December 31,
                                                                                            2001                2000
                                                                                            ----                ----
                                                                                        (Unaudited)
                                  ASSETS                                                (Restated)
Current assets:
     Cash and cash equivalents.........................................................  $   57,567          $ 167,576
     Short-term investments............................................................      45,270             75,295
     Marketable equity securities......................................................       2,824                247
     Accounts receivable, net..........................................................      54,657             32,028
     Current portion of prepaid distribution expense...................................      51,086             49,140
     Other current assets..............................................................      27,279             21,833
                                                                                         ----------          ---------
         Total current assets..........................................................     238,683            346,119

Prepaid distribution expense, net of current portion...................................     124,476            159,226
Property and equipment, net............................................................      97,898             43,483
Intangible assets, net.................................................................   1,065,527            194,274
Restricted cash........................................................................     103,409            103,409
Other long-term assets.................................................................      22,146             46,839
                                                                                         ----------          ---------
         Total assets..................................................................  $1,652,139          $ 893,350
                                                                                         ==========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable..................................................................  $   37,278         $   13,162
     Accrued liabilities...............................................................      98,293             45,473
     Deferred revenue from related parties.............................................      47,728                  -
     Deferred revenue..................................................................      66,026             33,846
                                                                                         ----------         ----------
         Total current liabilities.....................................................     249,325             92,481

Distribution obligation................................................................     200,957            189,848
Other..................................................................................       2,342              7,542
                                                                                         ----------         ----------
         Total liabilities.............................................................     452,624            289,871
                                                                                         ----------         ----------
Commitments and contingencies (Note 13)

Stockholders' equity:
     Convertible preferred stock.......................................................          --                 --
     Common stock......................................................................         112                 83
     Additional paid-in capital........................................................   1,980,674          1,027,423
     Treasury stock....................................................................     (18,062)           (16,556)
     Notes receivable from stockholders................................................      (4,090)            (7,938)
     Deferred stock-based charges......................................................     (95,326)           (97,724)
     Accumulated other comprehensive loss..............................................      (3,004)               (23)
     Accumulated deficit...............................................................    (660,789)          (301,786)
                                                                                         ----------         ----------
         Total stockholders' equity....................................................   1,199,515            603,479
                                                                                         ----------         ----------
         Total liabilities and stockholders' equity....................................  $1,652,139         $  893,350
                                                                                         ==========         ==========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                        Three Months Ended               Nine Months Ended
                                                                          September 30,                    September 30,
                                                                          -------------                    -------------
                                                                       2001            2000            2001            2000
                                                                       ----            ----            ----            ----
                                                                     (Restated)      (Restated)     (Restated)      (Restated)
Revenues (including non-cash equity charges, see note 10).........   $   76,588      $   48,835     $  206,996      $  128,741
Revenues from related parties.....................................        9,799               -         20,909               -
                                                                     ----------      ----------     ----------      ----------
Total revenues....................................................       86,387          48,835        227,905         128,741
Cost of revenues (including non-cash equity charges, see
   note 10).......................................................       31,801          15,837         92,957          40,028
                                                                     ----------      ----------     ----------      ----------
Gross profit......................................................       54,586          32,998        134,948          88,713
                                                                     ----------      ----------     ----------      ----------
Operating expenses:
   Sales and marketing (including non-cash equity charges,
      see Note 10)................................................       72,655          35,434        193,971         111,407
   Product development (including non-cash equity charges,
      see note 10)................................................        9,646           4,458         23,810          10,222
   General and administrative (including non-cash equity
      charges, see note 10).......................................       32,976          17,358         86,019          41,174
   Amortization of intangible assets..............................       57,581          12,139        145,975          31,466
   In-process research and development............................           --           4,048             --           4,048
   Acquisition-related and other charges..........................           --              --         15,632              --
                                                                     ----------      ----------     ----------      ----------
         Total operating expenses.................................      172,858          73,437        465,407         198,317
                                                                     ----------      ----------     ----------      ----------

Loss from operations..............................................     (118,272)        (40,439)      (330,459)       (109,604)
Interest income, net..............................................        2,025           6,293         10,244          17,347
Other expense, net................................................      (22,078)            200        (38,788)           (185)
                                                                     ----------      ----------     ----------      ----------
Net loss..........................................................   $ (138,325)     $  (33,946)    $ (359,003)     $  (92,442)
                                                                     ==========      ==========     ==========      ==========
Basic and diluted net loss per share..............................   $    (1.25)     $     (.41)    $    (3.44)     $    (1.17)
                                                                     ==========      ==========     ==========      ==========
Shares used to calculate basic and diluted net loss per share.....      110,476          82,065        104,422          78,769
                                                                     ==========      ==========     ===========     ==========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                          -------------
                                                                                                      2001             2000
                                                                                                      ----             ----
Cash flows from operating activities:                                                               (Restated)      (Restated)
Net loss..........................................................................................  $(359,003)      $ (92,442)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation......................................................................................     18,564           2,979
Amortization of intangible assets.................................................................    145,974          31,466
Accretion of distribution obligation..............................................................     11,109              --
Provision for doubtful accounts...................................................................     10,430           2,245
In-process research and development...............................................................         --           4,048
Stock-based charges...............................................................................     60,184          33,271
Write-down of investments.........................................................................     30,743              --
Other non-cash items..............................................................................      1,865           (798)
Changes in operating assets and liabilities, net of acquisitions:
 Accounts receivable..............................................................................    (15,363)        (20,412)
 Prepaid distribution expense.....................................................................      6,993         (21,150)
 Other assets.....................................................................................     (5,522)         (4,307)
 Accounts payable and accrued liabilities.........................................................     39,929          18,296
 Deferred revenue from related parties............................................................     47,728              --
 Deferred revenue.................................................................................     (5,377)          5,527
                                                                                                    ---------       ---------
Net cash (used in) operating activities...........................................................    (11,746)        (41,277)
                                                                                                    ---------       ---------
Cash flows from investing activities:
Purchases of property and equipment...............................................................    (51,833)        (26,662)
Purchases of short-term investments...............................................................    (85,925)       (202,037)
Maturities of short-term investments..............................................................    115,485          87,000
Purchases of cost and equity investments..........................................................         --         (29,497)
Acquisitions, net of cash acquired................................................................   (129,290)        (38,965)
                                                                                                    ---------       ---------
Net cash used in investing activities.............................................................   (151,563)       (210,161)
                                                                                                    ---------       ---------
Cash flows from financing activities:
Proceeds from payment of stockholders' notes......................................................      2,341             606
Proceeds from exercise of stock options, warrants and share issuances under employee
 stock purchase plan..............................................................................     56,217          19,313
Net proceeds from issuance of common and preferred stock..........................................         --         428,903
Transfer to restricted cash.......................................................................         --        (103,409)
Repayment of notes payable........................................................................       (481)        (38,575)
Issuance of notes receivable......................................................................     (4,777)         (1,651)
Subsidiary equity transactions....................................................................         --          10,850
                                                                                                    ---------       ---------
Net cash provided by financing activities.........................................................     53,300         316,037
                                                                                                    ---------       ---------
Change in cash and cash equivalents...............................................................   (110,009)         64,599
Cash and cash equivalents, beginning of period....................................................    167,576          90,382
                                                                                                    ---------       ---------
Cash and cash equivalents, end of period..........................................................   $ 57,567       $ 154,981
                                                                                                    =========       =========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              HOMESTORE.COM, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS:

      Homestore.com, Inc. ("Homestore" or the "Company") has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of web sites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through our subsidiary, iPlace, Inc., ("iPlace"), we are the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R) ("NAR"), the National Association of Home Builders ("NAHB"), the largest Multiple Listing Services ("MLSs"), the NAHB Remodelors Council, the National Association of the Remodeling Industry ("NARI"), the American Institute of Architects ("AIA"), the Manufactured Housing Institute ("MHI"), real estate franchises, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine web sites, including America Online, Inc. ("AOL").

2.    BASIS OF PRESENTATION:

The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 12, 2002. That form 10-K/A reflects a restatement of the December 31, 2000 balance sheet which is presented herein on the restated basis in this Form 10-Q/A. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These financial statements have been restated from a previously filed Form 10-Q as described in Note 4.

      Since inception, the Company has incurred losses from operations. As of September 30, 2001, the Company had an accumulated deficit of $660.8 million, cash and cash equivalents of $57.6 million and short-term investments of $45.3 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. The Company currently anticipates that its existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund the Company's operating activities, capital expenditures and other obligations through at least the next 12 months. However, in the longer term, the Company faces significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy our obligation to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, the Company may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. The failure to raise sufficient capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of the Company's stock owned by the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's common and preferred stock. In addition the Company's liquidity could be adversely impacted by the litigation referred to in Note 14.

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

                              HOMESTORE.COM, INC.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 replaces Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives ("goodwill") from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in process of evaluating the impact of adopting SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143, is effective for fiscal years beginning after June 15, 2002. The company does not have asset retirement obligations and therefore believes there will be no impact upon adoption of SFAS No. 143.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is in process of evaluating the impact of adopting SFAS No. 144.

      As described in Note 4, the Company elected to early adopt EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".


4.      RESTATEMENT AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT:

     On December 21, 2001, the Company announced that the Audit Committee of its Board of Directors was conducting an inquiry of certain of the Company's accounting practices and that the results of the inquiry to date determined that certain of its financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, the Company concluded, based on preliminary findings of the inquiry, that its financial statements for each of the three quarters ended, September 30, 2001 would be restated. On February 13, 2002, the Company concluded, based upon preliminary findings of the inquiry, that its financial statements, as of, and for the year ended December 31, 2000, including certain interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month and nine-month periods ended September 30, 2001, certain transactions resulting in revenue recognition of $17.1 million and $81.6 million, respectively, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. The Company determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. The results of the inquiry also determined that in the three-month and nine-month periods ended September 30, 2000, revenue of $11.1 million and $17.3 million, respectively, had been improperly recorded on this basis. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by the Company were capitalized when initially recorded, operating results for the years 2000, 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month and nine-month periods ended September 30, 2001, revenue of $11.4 million and $37.4 million, respectively was improperly recognized on the sale of certain software

                              HOMESTORE.COM, INC.

products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the revenue should have been deferred through September 30, 2001.

     The restated financial statements also include the effects of the Company's early adoption of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three-month and nine-months periods ended September 30, 2001 was to reduce previously reported revenue and expense by $1.2 million and $4.0 million, respectively, with no effect on net loss or net loss per share. The effect on the three-month and nine-month periods ended September 30, 2000 was to reduce previously reported revenue and expense by $2.3 million and $5.0 million, respectively

     As a result of these items, for the three-month and nine-month periods ended September 30, 2001, respectively, the Company has reduced its previously reported revenue by $29.7 million and $123.0 million; increased its net loss from $106.6 million to $138.3 million and $245.8 million to $359.0 million; and increased its net loss per share of $(.96) to $(1.25) and $(2.35) to $(3.44). For the three-month and nine-month periods ended September 30, 2000, respectively, the Company has reduced its previously reported revenue by $13.4 million and $22.2 million; increased its net loss from $27.1 million to $33.9 million and $81.0 million to $92.4 million; and increased its net loss per share of $(.33) to $(.41) and $(1.03) to $(1.17 ).

     Additionally, the Company reclassified $13.4 million in previously reported cash and cash equivalents to restricted cash as a result of certain collateralized lease and other obligations.

     Following are reconciliations of the Company's financial position and results of operations and cash flows from financial statements previously filed to these restated financial statements.

                              HOMESTORE.COM, INC.

CONSOLIDATED BALANCE SHEET
(in thousands)

                                                                                          September 30, 2001
                                                                                          ------------------
                                                                              As Reported     Adjustments        Restated
                                                                              -----------     -----------        --------
                                ASSETS
Current assets:
     Cash and cash equivalents..........................................         $ 70,976     $   (13,409)     $    57,567
     Short-term investments.............................................           45,270              --           45,270
     Marketable equity securities.......................................            2,824              --            2,824
     Accounts receivable, net...........................................           63,383          (8,726)          54,657
     Current portion of prepaid distribution expense....................           51,086              --           51,086
     Other current assets...............................................           63,221         (35,942)          27,279
                                                                              -----------     -----------      -----------
          Total current assets..........................................          296,760         (58,077)         238,683

Prepaid distribution expense, net of current portion....................          124,476              --          124,476
Property and equipment, net.............................................          112,985         (15,087)          97,898
Intangible assets, net..................................................        1,081,830         (16,303)       1,065,527
Restricted cash.........................................................           90,000          13,409          103,409
Other long-term assets..................................................           48,180         (26,034)          22,146
                                                                              -----------     -----------      -----------
          Total assets..................................................      $ 1,754,231     $  (102,092)     $ 1,652,139
                                                                              ===========     ===========      ===========

                   LIABILITIES, AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................................................     $    37,178      $       100      $    37,278
     Accrued liabilities................................................          87,458           10,835           98,293
     Deferred revenue from related parties..............................              --           47,728           47,728
     Deferred revenue...................................................          82,721          (16,695)          66,026
                                                                             -----------      -----------      -----------
           Total current liabilities....................................         207,357           41,968          249,325

Distribution obligation.................................................         200,957               --          200,957
Other...................................................................           2,342               --            2,342
                                                                             -----------      -----------      -----------
          Total Liabilities.............................................         410,656           41,968          452,624
                                                                             -----------      -----------      -----------

Commitments and contingencies (Note 13)

Stockholders' equity:
     Common stock.......................................................             112               --              112
     Additional paid-in capital.........................................       1,980,674               --        1,980,674
     Treasury stock.....................................................         (18,062)              --          (18,062)
     Notes receivable from stockholders.................................          (4,090)              --           (4,090)
     Deferred stock-based charges.......................................         (95,326)              --          (95,326)
     Accumulated other comprehensive loss...............................          (3,004)              --           (3,004)
     Accumulated deficit................................................        (516,729)        (144,060)        (660,789)
                                                                             -----------      -----------      -----------
          Total stockholders' equity....................................       1,343,575         (144,060)       1,199,515
                                                                             -----------      -----------      -----------
          Total liabilities and stockholders' equity....................     $ 1,754,231      $  (102,092)     $ 1,652,139
                                                                             ===========      ===========      ===========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                     Three Months Ended September 30, 2001
                                                                                     -------------------------------------
                                                                                   As                     Accounting
                                                                                Reported     Adjustments    Change      Restated
                                                                                --------     -----------    ------      --------
Revenues ....................................................................   $ 116,135    $ (38,297)   $  (1,250)   $  76,588
Revenues from related parties ...............................................          --        9,799           --        9,799
                                                                                ---------    ---------    ---------    ---------
Total revenues ..............................................................     116,135      (28,498)      (1,250)      86,387

Cost of revenues ............................................................      31,736          732         (667)      31,801
                                                                                ---------    ---------    ---------    ---------
Gross profit ................................................................      84,399      (29,230)        (583)      54,586
                                                                                ---------    ---------    ---------    ---------
Operating expenses:
     Sales and marketing ....................................................      67,453        5,785         (583)      72,655
     Product development ....................................................       9,896         (250)          --        9,646
     General and administrative .............................................      36,055       (3,079)          --       32,976
     Amortization of intangible assets ......................................      57,606          (25)          --       57,581
                                                                                ---------    ---------    ---------    ---------
Total operating expenses ....................................................     171,010        2,431         (583)     172,858
                                                                                ---------    ---------    ---------    ---------
Loss from operations ........................................................     (86,611)     (31,661)          --     (118,272)
Interest income, net ........................................................       2,025           --           --        2,025
Other expense, net ..........................................................     (22,018)         (60)          --      (22,078)
                                                                                ---------    ---------    ---------    ---------
Net loss applicable to common stockholders ..................................   $(106,604)   $ (31,721)   $    --      $(138,325)
                                                                                =========    =========    =========    =========

Basic and diluted net loss per share ........................................   $    (.96)   $    (.29)   $    --      $   (1.25)
                                                                                =========    =========    =========    =========
Shares used to calculate basic and diluted net loss per share ...............     110,476      110,476      110,476      110,476
                                                                                =========    =========    =========    =========

                                                                                      Nine Months Ended September 30, 2001
                                                                                      ------------------------------------
                                                                                  As                     Accounting
                                                                               Reported     Adjustments    Change     Restated
                                                                               ---------    -----------    ------     --------
Revenues ...................................................................   $ 350,909    $(139,900)   $  (4,013)   $ 206,996
Revenues from related parties ..............................................          --       20,909           --       20,909
                                                                               ---------    ---------    ---------    ---------
Total revenues .............................................................     350,909     (118,991)      (4,013)     227,905

Cost of revenues ...........................................................      93,782          732       (1,557)      92,957
                                                                               ---------    ---------    ---------    ---------
Gross profit ...............................................................     257,127     (119,723)      (2,456)     134,948
                                                                               ---------    ---------    ---------    ---------
Operating expenses:
     Sales and marketing ...................................................     199,363       (2,936)      (2,456)     193,971
     Product development ...................................................      24,310         (500)          --       23,810
     General and administrative ............................................      89,677       (3,658)          --       86,019
     Amortization of intangible assets .....................................     146,050          (75)          --      145,975
     Acquisition-related and other charges .................................      15,632           --           --       15,632
                                                                               ---------    ---------    ---------    ---------
Total operating expenses ...................................................     475,032       (7,169)      (2,456)     465,407
                                                                               ---------    ---------    ---------    ---------

Loss from operations .......................................................    (217,905)    (112,554)          --     (330,459)
Interest income, net .......................................................      10,244           --           --       10,244
Other expense, net .........................................................     (38,166)        (622)          --      (38,788)
                                                                               ---------    ---------    ---------    ---------
Net loss applicable to common stockholders .................................   $(245,827)   $(113,176)   $      --    $(359,003)
                                                                               =========    =========    =========    =========
Basic and diluted net loss per share .......................................   $   (2.35)   $   (1.09)   $      --    $   (3.44)
                                                                               =========    =========    =========    =========
Shares used to calculate basic and diluted net loss per share ..............     104,422      104,422      104,422      104,422
                                                                               =========    =========    =========    =========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                 Three Months Ended September 30, 2000
                                                                                 -------------------------------------
                                                                                As                     Accounting
                                                                             Reported    Adjustments     Change    Restated
                                                                             --------    -----------     ------    --------
Revenues ...................................................................   $ 62,203    $(11,115)   $ (2,253)   $ 48,835
Cost of revenues ...........................................................     16,325          --        (488)     15,837
                                                                               --------    --------    --------    --------
Gross profit ...............................................................     45,878     (11,115)     (1,765)     32,998
                                                                               --------    --------    --------    --------
Operating expenses:
     Sales and marketing ...................................................     40,614      (3,415)     (1,765)     35,434
     Product development ...................................................      4,458          --          --       4,458
     General and administrative ............................................     17,481        (123)         --      17,358
     Amortization of intangible assets .....................................     12,128          11          --      12,139
     In-process research and development ...................................      4,048          --          --       4,048
                                                                               --------    --------    --------    --------
Total operating expenses ...................................................     78,729      (3,527)     (1,765)     73,437
                                                                               --------    --------    --------    --------

Loss from operations .......................................................    (32,851)     (7,588)         --     (40,439)
Interest income, net .......................................................      6,293          --          --       6,293
Other expense, net .........................................................       (500)        700          --         200
                                                                               --------    --------    --------    --------

Net loss applicable to common stockholders .................................   $(27,058)   $ (6,888)   $     --    $(33,946)
                                                                               ========    ========    ========    ========

Basic and diluted net loss per share .......................................   $   (.33)   $   (.08)   $     --    $   (.41)
                                                                               ========    ========    ========    ========

Shares used to calculate basic and diluted net loss per share ..............     82,065      82,065      82,065      82,065
                                                                               ========    ========    ========    ========
                                                                                     Nine Months Ended September 30, 2000
                                                                                     ------------------------------------
                                                                                 As                       Accounting
                                                                              Reported      Adjustments     Change     Restated
                                                                              --------      -----------     ------     --------
Revenues ....................................................................   $ 150,954    $ (17,258)   $  (4,955)   $ 128,741

Cost of revenues ............................................................      40,516           --         (488)      40,028
                                                                                ---------    ---------    ---------    ---------
Gross profit ................................................................     110,438      (17,258)      (4,467)      88,713
                                                                                ---------    ---------    ---------    ---------
Operating expenses:
     Sales and marketing ....................................................     120,239       (4,365)      (4,467)     111,407
     Product development ....................................................      10,222            -           --       10,222
     General and administrative .............................................      41,918         (744)          --       41,174
     Amortization of intangible assets ......................................      31,455           11           --       31,466
     In-process research and development ....................................       4,048           --           --        4,048
     Acquisition-related and other charges ..................................          --           --           --           --
                                                                                ---------    ---------    ---------    ---------
Total operating expenses ....................................................     207,882       (5,098)      (4,467)     198,317
                                                                                ---------    ---------    ---------    ---------

Loss from operations ........................................................     (97,444)     (12,160)          --     (109,604)
Interest income, net ........................................................      17,347           --           --       17,347
Other expense, net ..........................................................        (885)         700           --         (185)
                                                                                ---------    ---------    ---------    ---------

Net loss applicable to common stockholders ..................................   $ (80,982)   $ (11,460)   $      --    $ (92,442)
                                                                                =========    =========    =========    =========

Basic and diluted net loss per share ........................................   $   (1.03)   $   (0.15)   $      --    $   (1.17)
                                                                                =========    =========    =========    =========

Shares used to calculate basic and diluted net loss per share ...............      78,769       78,769       78,769       78,769
                                                                                =========    =========    =========    =========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                        Nine Months Ended September 30, 2001
                                                                                        ------------------------------------
                                                                                      As Reported   Adjustments     Restated
                                                                                      -----------   -----------     --------
Cash flows from operating activities:
Net loss..........................................................................     $(245,827)   $ (113,176)    $  (359,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation......................................................................        19,498          (934)         18,564
Amortization of intangible assets.................................................       146,050           (76)        145,974
Accretion of distribution obligation..............................................        11,109            --          11,109
Provision for doubtful accounts...................................................        10,430            --          10,430
In-process research and development...............................................            --            --              --
Stock-based charges...............................................................        60,184            --          60,184
Write-down of investments.........................................................        30,743            --          30,743
Other non-cash items..............................................................       (12,974)       14,839           1,865
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable...............................................................       (11,646)       (3,717)        (15,363)
Prepaid distribution expense......................................................         6,993            --           6,993
Other assets......................................................................       (41,847)       36,325          (5,522)
Accounts payable and accrued liabilities..........................................        24,926        15,003          39,929
Deferred revenue from related parties.............................................            --        47,728          47,728
Deferred revenue..................................................................        20,970       (26,347)         (5,377)
                                                                                       ---------    ----------     -----------
Net cash used in operating activities.............................................        18,609       (30,355)        (11,746)
                                                                                       ---------    ----------     -----------

Cash flows from investing activities:
Purchases of property and equipment...............................................       (66,277)       14,444         (51,833)
Purchases of short-term investments...............................................       (85,925)           --         (85,925)
Maturities of short-term investments..............................................       115,485            --         115,485
Purchases of cost and equity investments..........................................            --            --              --
Acquisitions, net of cash acquired................................................      (145,201)       15,911        (129,290)
                                                                                       ---------    ----------     -----------
Net cash used in investing activities.............................................      (181,918)       30,355        (151,563)
                                                                                       ---------    ----------     -----------

Cash flows from financing activities:
Proceeds from payment of stockholders' notes......................................         2,341            --           2,341
Proceeds from exercise of stock options, warrants and share issuances
   under employee stock purchase plan.............................................        56,217            --          56,217
Net proceeds from issuance of common and preferred stock..........................            --            --              --
Transfer to restricted cash.......................................................            --            --              --
Repayment of notes payable........................................................          (481)           --            (481)
Issuance of notes receivable......................................................        (4,777)           --          (4,777)
Subsidiary equity transactions....................................................            --            --              --
                                                                                       ---------    ----------     -----------
Net cash provided by financing activities.........................................        53,300            --          53,300
                                                                                       ---------    ----------     -----------
Change in cash and cash equivalents...............................................      (110,009)           --        (110,009)
Cash and cash equivalents, beginning of period....................................       180,985       (13,409)        167,576
                                                                                       ---------    ----------     -----------
Cash and cash equivalents, end of period..........................................     $  70,976    $  (13,409)    $    57,567
                                                                                       ==========   ===========    ===========

                              HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                        Nine Months Ended September 30, 2000
                                                                                      As Reported   Adjustments     Restated
                                                                                      -----------   -----------     --------
Cash flows from operating activities:
Net loss..........................................................................     $ (80,982)    $ (11,460)     $ (92,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation......................................................................         3,223          (244)         2,979
Amortization of intangible assets.................................................        31,455            11         31,466
Accretion of distribution obligation..............................................            --            --             --
Provision for doubtful accounts...................................................         2,245            --          2,245
In-process research and development...............................................         4,048            --          4,048
Stock-based charges...............................................................        33,271            --         33,271
Write-down of investments.........................................................            --            --             --
Other non-cash items..............................................................          (798)           --           (798)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable...............................................................       (26,293)        5,881        (20,412)
Prepaid distribution expense......................................................       (21,150)           --        (21,150)
Other assets......................................................................        (7,064)        2,757         (4,307)
Accounts payable and accrued liabilities..........................................        18,775          (479)        18,296
Deferred revenue..................................................................         5,375           152          5,527
                                                                                       ---------     ---------      ---------
Net cash used in operating activities.............................................       (37,895)       (3,382)       (41,277)
                                                                                       ---------     ---------      ---------

Cash flows from investing activities:
Purchases of property and equipment...............................................       (28,144)        1,481        (26,663)
Purchases of short-term investments...............................................      (202,037)           --       (202,037)
Maturities of short-term investments..............................................        87,000            --         87,000
Purchases of cost and equity investments..........................................       (30,897)        1,401        (29,496)
Acquisitions, net of cash acquired................................................       (39,465)          500        (38,965)
                                                                                       ---------     ---------      ---------
Net cash used in investing activities.............................................      (213,543)        3,382       (210,161)
                                                                                       ---------     ---------      ---------

Cash flows from financing activities:
Proceeds from payment of stockholders' notes......................................           606            --            606
Proceeds from exercise of stock options, warrants and share issuances
   under employee stock purchase plan.............................................        19,313            --         19,313
Net proceeds from issuance of common and preferred stock..........................       428,903            --        428,903
Transfer to restricted cash.......................................................       (90,000)      (13,409)      (103,409)
Repayment of notes payable........................................................       (38,575)           --        (38,575)
Issuance of notes receivable......................................................        (1,651)           --         (1,651)
Subsidiary equity transactions....................................................        10,850            --         10,850
                                                                                       ---------     ---------      ---------
Net cash provided by financing activities.........................................       329,446       (13,409)       316,037
                                                                                       ---------     ---------      ---------
Change in cash and cash equivalents...............................................        78,008       (13,409)        64,599
Cash and cash equivalents, beginning of period....................................        90,382            --         90,382
                                                                                       ---------     ---------      ---------

Cash and cash equivalents, end of period..........................................     $ 168,390     $ (13,409)     $ 154,981
                                                                                       =========     =========      =========

                              HOMESTORE.COM, INC.

5.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS:

      The increase in stockholders' equity for the nine months ended September 30, 2001 is primarily the result of the acquisitions of Move.com, Inc. and Welcome Wagon International, Inc., (collectively referred to as the "Move.com Group"), in which the Company issued approximately 21.4 million shares of its common stock and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. The acquisition resulted in an increase to additional paid-in capital of approximately $780.0 million. Adding to the increase in stockholders' equity for the nine months ended September 30, 2001 was the acquisition of iPlace.com, Inc. ("iPlace") in which the Company issued approximately 3.5 million shares of its common stock resulting in an increase to additional paid-in-capital of approximately $87.8 million.

      The components of comprehensive loss for each of the periods presented are as follows (in thousands):

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                               -------------                   ------------
                                                             2001        2000                2001        2000
                                                             ----        ----                ----        ----
                                                        (Restated)    (Restated)        (Restated)    (Restated)
      Net loss......................................    $  (138,325)   $ (33,946)        $ (359,003)   $ (92,442)
      Unrealized losses on marketable securities....           (470)      (2,318)            (3,050)      (2,883)
      Foreign currency translation..................           (278)        (345)                69         (345)
                                                        -----------    ---------         ----------    ---------
      Comprehensive loss............................    $  (139,073)   $ (36,609)        $ (361,984)   $ (95,670)
                                                        ===========    =========         ==========    =========

      In January 2001, the Company issued 600,000 shares of its common stock, in connection with a marketing agreement providing for a multi-faceted marketing program, the fair market value of which was $11.1 million on the date of issuance of the shares. The $11.1 million was recorded as deferred stock-based charges and is being amortized over the five-year term of the agreement. The counterparty to the marketing agreement also entered into a marketing and web services agreement with the Company for $15.0 million in cash which is payable over the five-year term of the agreement. The Company is recording these transactions on a net basis. The deferred stock-based charge is adjusted quarterly for changes in the Company's stock price. The net unamortized deferred balance for this agreement at September 30, 2001 is $6.3 million.

6.    ACQUISITION-RELATED AND OTHER CHARGES:

      In the first quarter of 2001, the Company incurred acquisition-related and other charges of $7.1 million from the acquisition of the Move.com Group. Included in these charges were stay bonuses, severance, and facilities shut-down costs associated with this acquisition. No accruals were made for expenses incurred beyond March 31, 2001.

      In the second quarter of 2001, the Company incurred a charge of $8.5 million related to the dissolution of one of the Company's subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs. No accruals were made for expenses incurred beyond June 30, 2001.

7.    IMPAIRMENT OF INVESTMENTS:

      During the three and nine months ended September 30, 2001, the Company recorded a charge of approximately $19.2 million and $30.3 million, respectively, based on the impairment of the Company's portfolio of investments. The impairment of these investments to their net realizable values was based on a review of the companies' financial conditions, cash flow projections, operating performances and sustained downturn in financial markets.

8.    ACQUISITIONS:

      In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation ("iPIX") for $8.1. million in cash and a note in the amount of $2.25 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $16.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging

                              HOMESTORE.COM, INC.

from three to five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

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

      On August 24, 2001, the Company acquired all the outstanding shares of iPlace in exchange for approximately 3.5 million shares of the Company's common stock valued at $67.9 million, $73.0 million in cash and assumed 1.1 million outstanding stock options with an estimated fair value of $19.8 million. The acquisition has been accounted for as a purchase and the results of operations have been included in the Company's consolidated financial statements since the acquisition. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $167.2 million has been allocated to goodwill and other identifiable intangible assets. In accordance with SFAS No. 141, the Company is not amortizing goodwill for this acquisition. Other identifiable intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. See note 9 for pro forma financial information.

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

                              HOMESTORE.COM, INC.

goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of the assets ranging from two to fifteen years.

      In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month and nine-month periods ended September 30, 2001 were $9.8 million and $20.9 million, respectively, and are reported separately in these financial statements. It is not practical to determine the costs of such revenues.

      The following summarized unaudited pro forma financial information includes the acquisitions of the Move.com Group and iPlace as if they had occurred at the beginning of each period (in thousands, except per share amounts):

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                                   -------------                        -------------
                                              2001               2000               2001              2000
                                              ----               ----               ----              ----
                                           (Restated)         (Restated)         (Restated)        (Restated)
      Revenues..........................   $   90,621         $   82,756         $ 269,849         $  217,760
      Net loss..........................     (147,927)          (102,545)         (408,416)          (308,690)

      Net loss per share:
           Basic and diluted............   $    (1.31)        $     (.96)        $   (3.68)        $    (2.97)
           Weighted average shares......      112,518            106,906           111,017            103,955

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

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):


                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,

                                            2001           2000          2001           2000
                                            ----           ----          ----           ----
                                          (Restated)     (Restated)    (Restated)     (Restated)
      Revenue............................   $    583       $  1,765      $  2,456       $  4,467
      Cost of revenues...................        163            137           349            483
      Sales and marketing................     15,766          8,708        53,823         25,406
      Product development................        153            129           328            455
      General and administrative.........      2,279            697         3,228          2,460
                                            --------       --------      --------       --------
                                            $ 18,944       $ 11,436      $ 60,184       $ 33,271
                                            ========       ========      ========       ========

                              HOMESTORE.COM, INC.

11.   NET LOSS PER SHARE:

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,

                                                            2001               2000               2001               2000
      Numerator:                                       (Restated)        (Restated)          (Restated)         (Restated)

           Net loss................................    $(138,325)          $(33,946)         $(359,003)           $(92,442)
                                                       =========           ========          =========            ========
      Denominator:
           Weighted average shares outstanding.....      110,476             82,065            104,422              78,769
                                                       =========           ========          =========            ========
      Basic and diluted net loss per share.........    $   (1.25)          $   (.41)         $   (3.44)           $  (1.17)
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

12.   SEGMENT INFORMATION:

      Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company operates in two principal business segments and has other business lines which are aggregated as "other"., This is consistent with the data that is made available to the Company's management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. The expenses presented below for the two business segments and other exclude an allocation of certain significant operating expenses which is unavailable, based upon the Company's current organization and management reporting structure, which includes marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care and sales operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition related charges. There are no inter-segment revenues. Assets and liabilities are not allocated to segments for internal reporting purposes.

      Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):


                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,

                                                             2001               2000               2001               2000
                                                             ----               ----               ----               ----
                                                         (Restated)         (Restated)         (Restated)         (Restated)
      Revenues:
           Professional subscriptions................    $   51,585          $  31,818         $  146,903         $   83,430
           Advertising...............................        10,184             17,017             33,673             45,311
           Other.....................................        24,618                  -             47,329                  -
                                                         ----------          ---------         ----------         ----------
                                                             86,387             48,835            227,905            128,741
                                                         ----------          ---------         ----------         ----------

                              HOMESTORE.COM, INC.

      Cost of revenues and operating expenses:
           Professional subscriptions.................      24,818             19,434             76,797             45,086
           Advertising................................      12,537              5,415             29,919              9,687
           Other......................................      15,527                  -             34,611                  -
           Unallocated................................     151,777             64,425            417,037            183,572
                                                         ---------           --------          ---------          ---------
                                                           204,659             89,274            558,364            238,345
                                                         ---------           --------          ---------          ---------
      Loss from operations                               $(118,272)          $(40,439)         $(330,459)         $(109,604)
                                                         =========           ========          =========          =========

      Revenues from professional subscriptions for the three-month and nine-month periods ended September 30, 2001 included $9.8 million and $20.9 million, respectively, of revenue from related parties. There were none in fiscal 2000. In connection with acquisitions in 2001, the Company expanded its segment presentation to include a third, "other" segment. The Company's Welcome Wagon business constitutes $14.9 million and $35.5 million of revenue, respectively, and $7.3 million and $24.4 million of expense, respectively, in the three-month and nine-month periods ended September 30, 2001, of those amounts included in the "other" classification.

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

14.   SUBSEQUENT EVENTS:

      On October 25, 2001, the Company announced an organizational realignment and cost reduction plan to align its cost structure with the current business environment. Included in this plan is the release of up to 700 employees or approximately 20% of the Company's workforce, the closing of office facilities and certain international operations, and the discontinuance of certain products. The Company will take a fourth quarter charge for costs related to the implementation of this plan, estimated between $50.0 million and $100.0 million.

      On October 30, 2001, the Company announced an agreement with the Budget Group, Inc. ("Budget") to extend a strategic marketing alliance while at the same time settling the Company's stock price guarantee due in March 2002. Under the agreement, the company issued to Budget approximately 4.8 million shares of the Company's common stock in exchange for the cancellation of Budget's put option included in its original agreement with the Company. Budget agreed to changes in the appearance of the Homestore (TM) logos on at least 30,000 Budget Group trucks. Additionally, the agreement calls for Budget to advertise the Company's name an additional year through March 2011. The company's shares issued to Budget will be tradable following the registration statement, as filed on November 2, 2001, being declared effective by the SEC. Trade volume and timing restrictions will exist on the shares covered by the registration statement.

      The Company is currently assessing the carrying values of certain long-lived assets, consisting primarily of goodwill and other intangibles of approximately $1.1 billion and other assets of approximately $300 million. The assessment is being performed pursuant to SFAS No. 121. Due to the announced realignment plan, the current sustained downturn in financial markets, and the Company's current business outlook, the Company believes it is required to evaluate whether an impairment of long-lived assets exists. Under SFAS No. 121, the Company will determine if the carrying values of its long-lived assets are recoverable on an undiscounted cash flows basis applied at the lowest level of separately identifiable cash flows. If the long-lived assets are not recoverable on this basis, an impairment loss will be recognized based on the excess of carrying value over the discounted future cash flows. Any such impairment would first be allocated to the goodwill of that asset group being evaluated. The Company preliminarily anticipates recording an impairment charge in the fourth quarter 2001 ranging from approximately $650.0 million to $950.0 million.

Litigation

     Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements

                              HOMESTORE.COM, INC.

with respect to its 2000 and 2001 financial results in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. These cases are still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in these cases could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. In addition, the costs of defending any litigation can be high and divert management's attention from the day to day operations of the Company's business.

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

     In February 2002, the Company was notified by Nasdaq of its intent to institute proceedings against the Company to delist its stock from the Nasdaq National Stock Market because, as a result of the restatement, its financial statements had not been filed with the SEC on a timely basis. The Company has requested a hearing on the matter and is working to update its financial statements prior to the hearing. However, the Company cannot make assurances that its common stock will continue to be traded on the Nasdaq National Stock Market. In the event the Company's common stock is delisted from the Nasdaq National Market, it could be more difficult to trade the Company's common stock, and the Company cannot assure that a market for its common stock will develop or be sustained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q/A and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q/A are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report, as well as those discussed in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000 and in other documents we filed with the Securities and Exchange Commission, or SEC.

     On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that certain of our financial statements would require restatement. The Audit Committee retained independent counsel and independent accountants to assist in connection with the inquiry. On January 2, 2002, we concluded, based on preliminary findings of the inquiry, that our financial statements for each of the three quarters ended September
30, 2001 would be restated On February 13, 2002, we concluded, based upon preliminary findings of the inquiry, that our financial statements, as of, and for the year ended December 31, 2000, including certain interim periods, would be restated. On March 11, 2002, the Audit Committee concluded its inquiry. The results of the inquiry determined that for the three-month and nine-month periods ended September 30, 2001, certain transactions resulting in revenue recognition of $17.1 million and $81.6 million, respectively, had been improperly recorded as independent cash transactions, when, in fact, they were reciprocal exchanges that should have been evaluated as barter transactions. We determined that there was insufficient support to establish the fair value of these barter exchanges and thus the related revenue has been reversed. The results of the inquiry also determined that in the three-month and nine-month periods ended September 30, 2000, revenue of $11.1 million and $17.3 million, respectively, had been improperly recorded on this basis. Although the ultimate impact of these adjustments will be to reduce both revenues and expenses, because some of the transactions take place over several accounting periods, and because certain payments for goods and services by us were capitalized when initially recorded, operating results for the years 2000, 2001 and future periods are impacted. The effect of reversing the revenue associated with certain of these transactions required offsetting adjustments to various asset and liability accounts, including: accounts receivable, notes receivable, property and equipment, other assets, accrued liabilities and deferred revenue. In addition, the results of the inquiry determined that for the three-month and nine-month periods ended September 30, 2001, revenue of $11.4 million and $37.4 million, respectively was improperly recognized on the sale of certain software products and services. The transactions did not meet the revenue recognition requirements of SOP 97-2 due to the existence of other performance commitments and, accordingly, the related revenue should have been deferred through September 30, 2001.

     The restated financial statements also include the effects of our early adoption of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We have adopted this consensus and the effect on the three-month and nine-month periods ended September 30, 2001 was to reduce previously reported revenue and expense by $1.2 million and $4.0 million, respectively, with no effect on net loss or net loss per share. The effect on the three-month and nine-month periods ended September 30, 2000 was to reduce previously reported revenue and expense by $2.3 million and $5.0 million, respectively.

     The consolidated financial statements for the three and nine months ended September 30, 2001 contained herein have been restated to incorporate these adjustments. (See Note 4 to the Consolidated Financial Statements.) As a result of these items, for the three-month and nine-month periods ended September 30, 2001, respectively, we have reduced our previously reported revenue by $29.7 million and $123.0 million; increased our net loss from $106.6 million to $138.3 million and $245.8 million to $359.0 million; and increased our net loss per share of $(.96) to $(1.25) and $(2.35) to $(3.44). For the three-month and nine-month periods ended September 30, 2000, respectively, we have reduced our previously reported revenue by $13.4 million and $22.2 million; increased our net loss from $27.1 million to $33.9 million and $81.0 million to $92.4 million; and increased our net loss per share of $(.33) to $(.41) and $(1.03) to $(1.17).

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                           Three Months Ended September 30, 2001         Three Months Ended September 30, 2000
                                           -------------------------------------         -------------------------------------
                                           As                    Accounting                  As                 Accounting
                                         Reported   Adjustments    Change     Restated     Reported Adjustments   Change   Restated
                                         --------  ------------    ------     --------     -------- -----------   ------   --------
Revenues................................ $ 116,135   $ (38,297)   $ (1,250) $   76,588    $  62,203   $(11,115)  $ (2,253) $ 48,835
Revenues from related parties...........        --       9,799          --       9,799           --         --         --        --
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Total revenue...........................   116,135     (28,498)     (1,250)     86,387    $  62,203   $(11,115)  $ (2,253) $ 48,835

Cost of revenues........................    31,736         732        (667)     31,801       16,325                  (488)   15,837
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Gross profit............................    84,399     (29,230)       (583)     54,586       45,878    (11,115)    (1,765)   32,998
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Operating expenses:
     Sales and marketing................    67,453       5,785        (583)     72,655       40,614     (3,415)    (1,765)   35,434
     Product development................     9,896        (250)         --       9,646        4,458         --         --     4,458
     General and administrative.........    36,055      (3,079)         --      32,976       17,481       (123)        --    17,358
     Amortization of intangible assets..    57,606         (25)         --      57,581       12,128         11         --    12,139
     In-process research and
     development........................        --          --          --          --        4,048         --         --     4,048
     Acquisition-related and other
     charges............................        --          --          --          --           --         --         --        --
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Total operating expenses................   171,010       2,431        (583)    172,858       78,729     (3,527)    (1,765)   73,437
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Loss from operations....................   (86,611)    (31,661)         --    (118,272)     (32,851)    (7,588)        --   (40,439)
Interest income, net....................     2,025          --          --       2,025        6,293         --         --     6,293
Other expense, net......................   (22,018)        (60)         --     (22,078)        (500)       700         --       200
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
Net loss applicable to common
stockholders............................ $(106,604)  $ (31,721)         --  $ (138,325)   $ (27,058)  $ (6,888)        --  $(33,946)
                                         =========   =========    ========  ==========    =========   ========   ========  ========
Basic and diluted net loss per share.... $    (.96)  $    (.29)         --  $    (1.25)   $    (.33)  $   (.08)  $     --  $   (.41)
                                         =========   =========    ========  ==========    =========   ========   ========  ========
Shares used to calculate basic and
diluted net loss per share..............   110,476     110,476     110,476     110,476       82,065     82,065     82,065    82,065
                                         ---------   ---------    --------  ----------    ---------   --------   --------  --------
                                              Nine Months Ended September 30, 2001          Nine Months Ended September 30, 2000
                                              ------------------------------------          ------------------------------------
                                            As                  Accounting                 As                 Accounting
                                         Reported  Adjustments    Change     Restated   Reported  Adjustments   Change   Restated
                                         --------  -----------    ------     --------   --------  -----------   ------   --------
Revenues..............................  $ 350,909   $ (139,900)  $  (4,013) $ 206,996   $ 150,954  $(17,258)  $ (4,955) $ 128,741
Revenues from related parties.........         --       20,909          --     20,909          --        --         --        --
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Total revenue.........................    350,909     (118,991)     (4,013)   227,905   $ 150,954  $(17,258)  $ (4,955) $ 128,741

Cost of revenues......................     93,782          732      (1,557)    92,957      40,516        --       (488)    40,028
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Gross profit..........................    257,127     (119,723)     (2,456)   134,948     110,438   (17,258)    (4,467)    88,713
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Operating expenses:
     Sales and marketing..............    199,363       (2,936)     (2,456)   193,971     120,239    (4,365)    (4,467)   111,407
     Product development..............     24,310         (500)         --     23,810      10,222        --         --     10,222
     General and administrative.......     89,677       (3,658)         --     86,019      41,918      (744)        --     41,174
     Amortization of intangible
     assets...........................    146,050          (75)         --    145,975      31,455        11         --     31,466
     In-process research and
     development......................         --           --          --         --       4,048        --         --      4,048
     Acquisition-related and other
     charges..........................     15,632           --          --     15,632          --        --         --         --
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Total operating expenses..............    475,032       (7,169)     (2,456)   465,407     207,882    (5,098)    (4,467)   198,317
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Loss from operations..................   (217,905)    (112,554)         --   (330,459)    (97,444)  (12,160)        --   (109,604)
Interest income, net..................     10,244           --          --     10,244      17,347        --         --     17,347
Other expense, net....................    (38,166)        (622)         --    (38,788)       (885)      700         --       (185)
                                        ---------   ----------   ---------  ---------   ---------  --------   --------  ---------
Net loss applicable to common
stockholders..........................  $(245,827)  $ (113,176)  $      --  $(359,003)  $ (80,982) $(11,460)  $     --  $ (92,442)
                                        =========   ==========   =========  =========   =========  ========   ========  =========
Basic and diluted net loss per
share.................................  $   (2.35)  $    (1.09)  $      --  $   (3.44)  $   (1.03) $  (0.15)  $     --  $   (1.17)
                                        =========   ==========   =========  =========   =========  ========   ========  =========
Shares used to calculate basic and
diluted net loss per share............    104,422      104,422     104,422    104,422      78,769    78,769     78,769     78,769
                                        =========   ==========   =========  =========   =========  ========   ========  =========

Overview

      Homestore.com, Inc. or Homestore, has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors to our web sites, time spent on our web sites and number of property listings. Through our family of web sites, we provide a wide variety of information and tools for consumers, and are the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through our subsidiary, iPlace, Inc., or iPlace, we are the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS(R), or the NAR, the National Association of Home Builders, or the NAHB, the largest Multiple Listing Services, or MLSs, the NAHB Remodelors Council, the National Association of the Remodeling Industry(R), or the NARI, the American Institute of Architects, or AIA, the Manufactured Housing Institute, or MHI, real estate franchises, brokers, builders, apartment managers and agents. We also have distribution agreements with leading Internet portal and search engine web sites, including America Online, Inc., or AOL network of properties.

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

     Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 3 of Homestore.com's Notes to the Consolidated Financial Statements included in the annual report on Form 10-K/A for the year ended December 31, 2000. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

     Acquisitions. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX, for $8.1 million in cash and a note in the amount of $2.25 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc., or CFT, for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc., or HomeWrite, in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $757.3 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares. In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $14.5 million in cash. In August 2001, we acquired all the outstanding shares of iPlace for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $67.9 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $19.8 million. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles.

     In connection with and contingent upon the close of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust ("RETT"), an independent trust established in 1996 to provide technology services and products to Cendant's real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Revenues from RETT and Cendant in the three-month and nine-month periods ended September 30, 2001 were $9.8 million and

$20.9 million, respectively, and are reported separately in these financial statements. It is not practical to determine the costs of such revenues.

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

Three Months Ended September 30, 2001 and 2000

   Revenues

      Revenues increased approximately 77% to $86.4 million for the three months ended September 30, 2001 from revenues of $48.8 million for the three months ended September 30, 2000. The increase was primarily due to increased revenue from professional subscriptions as well as an increase due to the acquisitions.

      Our subscription revenue segment consists of The Real Estate Services Group revenues. The Real Estate Services Group is comprised of our REALTOR.com(R), Homebuilder.com(TM), Homestore(TM) Apartments & Rentals, eNeighborhoods(TM) and other real estate businesses.

      Real Estate Services revenues increased approximately 62% to $51.6 million for the three months ended September 30, 2001, compared to $31.8 million for the three months ended September 30, 2000. Real Estate Services revenues represented approximately 60% of total revenues for the three months ended September 30, 2001 compared to 65% of total revenues for the three months ended September 30, 2000. The growth in revenue from real estate services was due to increases in the number of professional subscriptions, including a bulk purchase of subscription-based products. The number of professional subscribers increased 182% to approximately 369,000 compared to professional subscribers for the three months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in the real estate services revenue was primarily due to the acquisition of the Move.com Group. Acquisitions of Homestyles, iPIX and eNeighborhoods contributed to the increase in real estate services revenue. We are projecting a flattening of real estate services revenues over the next several quarters due to current macroeconomic conditions.

      Advertising revenues decreased approximately 40% to $10.2 million for the three months ended September 30, 2001, compared to $17.0 million for the three months ended September 30, 2000. Advertising revenues represented approximately 12% of total revenues for the three months ended September 30, 2001 compared to 35% of total revenues for the three months ended September 30, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts, and the general softening in the online advertising market. We are projecting a decline in advertising dollars due to the general softening in the online advertising market and the reallocation of our resources from advertising sales.

      Other revenues which represented approximately 28% of total revenues or $24.6 million for the three months ended September 30, 2001, were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct market business.

   Cost of Revenues

      Cost of revenues, including non-cash stock-based charges, increased approximately 101% to $31.8 million for the three months ended September 30, 2001 from cost of revenues of $15.8 million for the three months ended September 30, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel, royalties, hosting costs and depreciation during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Also contributing to the increase in cost of revenues were our recent acquisitions, primarily the acquisitions of the Move.com Group, iPIX, The Hessel Group, or THG, and iPlace. Due to the organization realignment and cost reduction plan announced on October 25, 2001, we anticipate reductions in cost of revenues in the future.

      Gross margin percentage for the three months ended September 30, 2001 was 63.2%, down from gross margin percentage of 67.6% for the three months ended September 30, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenues which historically have larger gross margins. We anticipate a continued decline in gross margin in our fourth quarter of 2001 as a result of the anticipated decline in advertising sales.

   Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased approximately 105% to $72.7 million for the three months ended September 30, 2001 from sales and marketing of $35.4 million for the three months ended September 30, 2000. The increase was due to increase in salaries and commissions, customer service related costs, amortization of new marketing deals, depreciation related to fixed assets, and stock-based charges. Stock-based charges, included in sales and marketing, increased by $7.1 million to $15.8 million for the three months ended September 30, 2001 from $8.7 million for the three months ended September 30, 2000, primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement with AOL. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. See Note 19 of the notes to our audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2000. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in a quarterly expense of approximately $9.3 million. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisition of the Move.com Group, iPlace and iPIX. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in sales and marketing expenses in the future.

      Product development. Product development expenses, including non-cash stock-based charges, increased approximately 116% to $9.6 million for the three months ended September 30, 2001 from product development expenses of $4.5 million for the three months ended September 30, 2000. The increase in product development costs was due to increased costs associated with the expansion of our web sites, as well as our development of professional productivity tools. Also contributing to the increase in product development expenses was an increase in personnel. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in product development expenses in the future.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately 90% to $33.0 million for the three months ended September 30, 2001 from general and administrative expenses of $17.4 million for the three months ended September 30, 2000. The increase was primarily due to an increase in personnel, consulting, bad debt expense, and depreciation related to our capital expenditures to support operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in general and administrative expenses in the future.

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

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                     Three Months Ended
                                                       September 30,
                                                       ------------
                                                   2001              2000
                                                   ----              ----
                                                (Restated)        (Restated)

      Revenues................................        $ 583            $1,765
      Cost of revenues........................          163               137
      Sales and marketing.....................       15,766             8,708
      Product development.....................          153               129
      General and administrative..............        2,279               697
                                                   --------          --------
                                                    $18,944           $11,436
                                                   ========          ========

      Stock-based charges increased by $7.5 million to $18.9 million for the three months ended September 30, 2001 from $11.4 million for the three months ended September 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement.

   Other Expense, Net

      Other expense, net, increased to $22.1 million for the three months ended September 30, 2001 from other income, net, of $200,000 for the three months ended September 30, 2000. The increase primarily related to a $19.2 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies' financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL agreement. In connection with this agreement we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in a quarterly expense of approximately $3.7 million.

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

      Segment revenues. Subscription revenues, which represented approximately 60% of total revenues for the three months ended September 30, 2001, grew 62% from the three months ended September 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 182% to approximately 369,000 compared to the three months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was primarily due to the acquisition of the Move.com Group and iPlace. Acquisitions of Homestyles and iPIX contributed to the increase of professional subscription revenue.

      Advertising revenues, which represented approximately 12% of total revenues for the three months ended September 30, 2001, decreased 40% from the three months ended September 30, 2000. The decrease was driven primarily by the non renewal of several large advertising and sponsorship arrangements, and the general softening in the online advertising market. We are projecting a decline in advertising dollars due to the softening in the online advertising market and the reallocation of our resources away from advertising sales.

      Other revenues which represented approximately 28% of total revenues for the three months ended September 30, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

      Segment expenses. Subscription expenses increased to $24.8 million for the three months ended September 30, 2001 from subscription expenses of $19.4 million for the three months ended September 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in personnel. In addition, our acquisitions of iPlace, iPIX and the Move.com Group also contributed to the increase.

      Advertising expenses increased to $12.5 million for the three months ended September 30, 2001 from advertising expenses of $5.4 million for the three months ended September 30, 2000. The increase was due to an increase in personnel.

      Other expenses were $15.5 million for the three months ended September 30, 2001. There were no corresponding expenses in 2000.

      Unallocated expenses increased to $151.8 million for the three months ended September 30, 2001 from unallocated expenses of $64.4 million for the three months ended September 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions and an increase in the stock-based charges primarily relating to an Internet portal distribution agreement. Also contributing to the increase in unallocated expenses were increases in costs associated with the expansion of our web sites, increases in legal and professional fees, and increases in personnel.

Nine Months Ended September 30, 2001 and 2000

   Revenues

      Revenues increased approximately 77% to $227.9 million for the nine months ended September 30, 2001 from revenues of $128.7 million for the nine months ended September 30, 2000. The increase was primarily due to increased revenue from professional subscriptions, advertising and acquisitions.

      Our subscription revenue segment consists of The Real Estate Services Group revenues. The Real Estate Services Group is comprised of our REALTOR.com(R), Homebuilder.com(TM), Homestore(TM) Apartments & Rentals, eNeighborhoods(TM) and other real estate businesses.

      Real Estate Services revenues increased approximately 76%, to $146.9 million for the nine months ended September 30, 2001, compared to $83.4 million for the nine months ended September 30, 2000. Subscription revenues represented approximately 64% of total revenues for the nine months ended September 30, 2001 compared to 65% of total revenues for the nine months ended Sept 30, 2000. The growth in revenue from real estate services was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscribers increased by 182% to approximately 369,000 compared to professional subscribers for the nine months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in the real estate services revenue was primarily due to the acquisition of the Move.com Group. Acquisitions of Homestyles, THG, and iPIX contributed to the increase in real estate services revenue. We are projecting a flattening of real estate services revenues over the next several quarters due to the current macroeconomic conditions.

      Advertising revenues, decreased approximately 26% to $33.7 million for the nine months ended September 30, 2001, compared to $45.3 million for the nine months ended September 30, 2000. Advertising revenues represented approximately 15% of total revenues for the nine months ended September 30, 2001 compared to 35% of total revenues for the nine months ended September 30, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts and the general softening in the on-line advertising market. Although our advertising revenue has grown significantly, we are projecting a decline in advertising dollars due to the softening in the online advertising market in general and the reallocation of our resources away from advertising sales.

      Other revenues which represented approximately 22% of total revenues or $47.3 million for the nine months ended September 30, 2001, were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

   Cost of Revenues

      Cost of revenues, including non-cash stock-based charges, increased approximately 132% to $92.9 million for the nine months ended September 30, 2001 from cost of revenues of $40.0 million for the nine months ended September 30, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel, royalties, hosting costs and depreciation during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Also contributing to the increase in cost of revenues were our acquisitions, primarily the acquisitions of the Move.com Group, iPIX and THG. Due to the organization realignment and cost reduction plan we announced on October 25, 2001, we anticipate reductions in cost of revenues in the future.

      Gross margin percentage for the nine months ended September 30, 2001 was 59.2%, unchanged from gross margin of 68.9% for the nine months ended September 30, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenues which historically have larger gross margins. We anticipate a decline in gross margin in the fourth quarter of 2001 as a result of the anticipated decline in advertising sales.

   Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased approximately 74.1% to $194.0 million for the nine months ended September 30, 2001 from sales and marketing of $111.4 million for the nine months ended September 30, 2000. The increase was due to an increase in salaries and commissions, customer service related costs, amortization of new marketing deals, depreciation related to our fixed assets and stock-based charges. Stock-based charges, included in sales and marketing, increased by $28.4 million to $53.8 million for the nine months ended September 30, 2001 from $25.4 million for the nine months ended September 30, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our marketing and distribution agreement with AOL, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. See note 19 of the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $27.9 million for the nine months ended September 30, 2001. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment, we anticipate reductions in sales and marketing expenses in the future.

      Product development. Product development expenses, including non-cash stock-based charges, increased approximately 133% to $23.8 million for the nine months ended September 30, 2001 from $10.2 million for the nine months ended September 30, 2000. The increase in product development costs was primarily due to increased costs associated with the expansion of our web sites, as well as our development of professional productivity tools. Also contributing to the increase in product development expenses was an increase in personnel. Due to the organization realignment, we anticipate reductions in product development expenses in the future.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately 109% to $86.0 million for the nine months ended September 30, 2001 from general and administrative expenses of $41.2 million for the nine months ended September 30, 2000. The increase was primarily due to an increase in personnel, consulting, bad debt expense and depreciation related to our capital expenditures to support operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment, we anticipate reductions in general and administrative expenses in the future.

      Amortization of intangible assets. Amortization of intangible assets was $146.0 million for the nine months ended September 30, 2001 compared to amortization of $31.5 million for the nine months ended September 30, 2000. The increase in amortization was due to our acquisitions, primarily the acquisitions of the Move.com Group, iPIX, Top Producer Systems, Inc., HomeWrite and THG.

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

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                         ------------
                                                     2001            2000
                                                     ----            ----
                                                   (Restated)      (Restated)

      Revenues...................................       $2,456          $4,467
      Cost of revenues...........................          349             483
      Sales and marketing........................       53,823          25,406
      Product development........................          328             455
      General and administrative.................        3,228           2,460
                                                        ------         -------
                                                       $60,184         $33,271
                                                       =======         =======

      Stock-based charges increased by $26.9 million to $60.2 million for the nine months ended September 30, 2001 from $33.3 million for the nine months ended September 30, 2000 primarily as a result of amortization relating to the AOL Internet portal distribution agreement.

   Other Expense, Net

      Other expense, net, increased to $38.8 million for the nine months ended September 30, 2001 from other expense, net of $185,000 for the nine months ended September 30, 2000. The increase primarily related to a $30.7 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies' financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL agreement. In connection with the AOL agreement we recorded a non-current liability (named distribution obligation on the balance sheet) in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in an expense of approximately $11.1 million for the nine months ended September 30, 2001.

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

      Segment revenues. Subscription revenues, which represented approximately 64% of total revenues for the nine months ended September 30, 2001, grew 76% from the nine months ended September 30, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore.com family of web sites, including a bulk purchase of subscription-based products. The number of professional subscriptions increased by 182% to approximately 369,000 compared to the nine months ended September 30, 2000. The increase in the number of professionals and the corresponding increase in professional subscriptions revenue was primarily due to the acquisition of the Move.com Group and iPlace. Acquisitions of, Homestyles, THG, and iPIX also contributed to the increase in professional subscription revenues.

      Advertising revenues, which represented approximately 15% of total revenues for the nine months ended September 30, 2001, declined 26% from the nine months ended September 30, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts and the general softening in the on-line advertising market. Although our advertising revenue has grown significantly, we are projecting a decline in advertising dollars due to the softening in the online advertising market in general and the reallocation of our resources away from advertising sales.

      Other revenues which represented approximately 21% of the total revenues for the nine months ended September 30, 2001 were new revenues from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

      Segment expenses. Subscription expenses increased to $76.8 million for the nine months ended September 30, 2001 from subscription expenses of $45.1 million for the nine months ended September 30, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS(R) and an increase in personnel. In addition, our acquisitions of iPlace, iPIX and the Move.com Group also contributed to the increase.

      Advertising expenses increased to $29.9 million for the nine months ended September 30, 2001 from advertising expenses of $9.7 million for the nine months ended September 30, 2000. The increase was due to an increase in personnel relating to the increase in advertising sales.

      Other expenses were $34.6 million for the nine months ended September 30, 2001. These were no corresponding expenses in 2000.

      Unallocated expenses increased to $417.0 million for the nine months ended September 30, 2001 from unallocated expenses of $183.6 million for the nine months ended September 30, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement, acquisition-related charges and charges related to the dissolution of one of our subsidiaries. Also contributing to the increase in unallocated expenses were increases in costs associated with the expansion of our web sites, increases in legal and professional fees, and increases in personnel.

   Intangibles and Other Long-Lived Assets

      We are currently assessing the carrying values of certain long-lived assets, consisting primarily of goodwill and other intangibles of approximately $1.1 billion and other assets of approximately $139.5 million. The assessment is being performed pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Due to the announced realignment plan, the current sustained downturn in financial markets, and our current business outlook, we believe we are required to evaluate whether an impairment of long-lived assets exists. Under SFAS No. 121, we will determine if the carrying values of our long-lived assets are recoverable on an undiscounted cash flows basis applied at the lowest level of separately identifiable cash flows. If the long-lived assets are not recoverable on this basis, an impairment loss will be recognized based on the excess of carrying value over the discounted future cash flows. Any such impairment would first be allocated to the goodwill of that asset group being evaluated. We preliminarily anticipate recording an impairment charge in the fourth quarter 2001 ranging from approximately $650.0 million to $950.0 million.

   Liquidity and Capital Resources

      Net cash used in operating activities of $11.7 million for the nine months ended September 30, 2001 was attributable to the net loss, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $278.9 million. Offsetting the net cash used in operating activities were the changes in operating assets and liabilities, net of acquisitions of 68.4 million. Net cash used in operating activities was $41.3 million for the nine months ended September 30, 2000. Net cash used in operating activities was the result of the net operating loss, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $73.2 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $22.0 million.

      Net cash used in investing activities of $151.5 million for the nine months ended September 30, 2001 was attributable to purchases of short-term investments of $85.9 million offset by maturities of short-term investments of $115.5 million, capital expenditures of $51.8 million and cash paid for acquisitions of $129.3 million including acquisition-related costs. Net cash used in investing activities of $210.2 million for the nine months ended September 30, 2000 was attributable to the purchase of cost and equity investments of $29.5 million, purchases of short-term investments of $202.0 million offset by maturities of short-term investments of $87.0 million, capital expenditures of $26.7 million and cash paid for acquisitions of $39.0 million including acquisition-related costs.

      Net cash provided by financing activities of $53.3 million for the nine months ended September 30, 2001 was primarily attributable to the proceeds from the exercise of stock options, warrants and share issuances under our employee stock purchase plan of $56.2 million, proceeds from the payment of stockholders' notes of $2.3 million, offset by the issuance of notes receivable of $4.8 million. Net cash provided by financing activities of $316.0 million for the nine months ended September 30, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $19.3 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.6 million, the transfer of $103.4 million to restricted cash, and issuance of notes receivable of $1.7 million. In January 2000, we completed our follow-on public offering to the public in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

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

      On October 30, 2001, we announced an agreement with Budget to extend the strategic marketing alliance while at the same time settling our stock price guarantee due in March 2002. Under the agreement, we issued to Budget approximately 4.8 million shares of our common stock in exchange for the cancellation of Budget's put option included in its original agreement with us. The agreement calls for Budget to extend the agreement an additional year through March 2011. The shares issued to Budget will be tradable following the registration statement, as filed on November 2, 2001, being declared effective by the SEC. Trade volume and timing restrictions exist on the shares covered by the registration statement.

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

      Since inception, we have incurred losses from operations. As of September 30, 2001, we had an accumulated deficit of $660.8 million, cash and cash equivalents of $57.6 million and short-term investments of $45.3 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. We currently anticipate that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next 12 months. However, in the longer term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial condition. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 14 to our Consolidated Financial Statements included herein.

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

Risks Related to our Business:

      Our agreement with the National Association of REALTORS(R)could be terminated by the NAR(R)

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

      Although the REALTOR.com(R) operating agreement is a lifetime agreement, the NAR may terminate it for a variety of reasons. These reasons include:

      .   the acquisition or change in control of Homestore.com or RealSelect;

      . a substantial decrease in the number of property listings on our REALTOR.com(R)site; and

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

      . listings for rental units in smaller non-apartment properties generally must be received from a REALTOR(R) or REALTOR(R)controlled MLSs in order to be listed on the web site;

      . if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

      . if the consent terminates for any reason, other than as a result of a breach by the NAR, the NAR will be permitted to use a REALTOR(R) branded web address, resulting in increased competition;

      . without the consent of the NAR, prior to the time we are using a REALTOR(R) branded web address, we cannot provide a link on the SpringStreet.com web site linking to the REALTOR.com(R) web site and vice versa;

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

      We have experienced net losses in each quarterly and annual period since 1993, and we incurred operating losses of $330.5 million and $109.6 million for the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of $660.8 million, and we may continue to incur additional net losses. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owners, web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation, stock and warrant issuances, and amortization of intangible assets. As of September 30, 2001, we had approximately $1,160.9 million of deferred stock-based charges and intangible assets to be amortized. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment, which could result in future charges relating to write-downs.

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

      Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of key employees would likely have a significant detrimental effect on our business.

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

      We recently entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet based source for real property around the world. Pursuant to that agreement, we agreed to operate the consortium's web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium's member associations, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

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

      On October 25, 2001, the Company announced an organizational realignment and cost reduction plan to focus the Company more tightly on its core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce and established two primary business groups. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management's attention, which could have an adverse effect on our financial results.

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

Date: March 29, 2002

                                         Homestore.com, Inc.


                                         By:    /s/  W. Michael Long
                                            ------------------------------------
                                                     W. Michael Long

                                                Chief Executive Officer


                                         By:    /s/ Lewis R. Belote, III
                                            ------------------------------------
                                                    Lewis R. Belote, III

                                                Chief Financial Officer