Form 10-K
period 2001-12-31
HOMESTORE COM INC
filed 2002-04-03
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

HOMESTORE.COM, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	000-26659	95-4438337
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

30700 Russell Ranch Road
Westlake Village, California 91362
(805) 557-2300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 2002	$298,263,392
Number of shares of common stock outstanding as of March 28, 2002	117,506,842

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 2002.

HOMESTORE.COM, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 1 and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1.    BUSINESS

Recent Developments

Restatement of Financial Statements

In December 2001, Homestore.com, Inc., or Homestore, announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. On February 13, 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, on March 12, 2002 an amended Form 10-K/A for the year ended December 31, 2000 and on March 29, 2002 we filed amended Form 10-Q/A’s for each of the first three quarters 2001.

Shareholder Lawsuits

Following the announcement of the discovery of accounting irregularities, approximately twenty lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of our directors and former officers by or on behalf of persons claiming to be our stockholders and persons claiming to have purchased or otherwise acquired securities or options issued by us between May 4, 2000 and December 21, 2001. The California State Teachers’ Retirement System has been named lead plaintiff in the consolidated shareholder lawsuits against us.

It is possible that we may be required to pay substantial damages or settlement costs in connection with the litigation which could have a material adverse effect on our financial condition or results of operation. We are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to any of these lawsuits. For a further description of the nature and status of the legal proceedings in which we are involved see “Item 3—Legal Proceedings.”

SEC Investigation

In January 2002, we were notified that the SEC had issued a formal order of investigation in connection with matters relating to the restatement of our financial results. The SEC has requested that we provide it with certain documents and other materials concerning the restatement of our financial results. We are cooperating with the SEC in connection with this investigation, the outcome of which cannot be determined.

NASDAQ Delisting Proceedings

In February 2002, we were notified by Nasdaq of its intent to institute proceedings against us to delist our stock from the Nasdaq National Stock Market because, as a result of the restatement, our financial statements had not been filed with the SEC on a timely basis. We have requested a hearing on the matter and have updated our financial statements as of the date of this filing, prior to the hearing. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market. In the event our common stock is delisted from the Nasdaq National Stock Market, it could be more difficult to trade our common stock, and we cannot assure that a market for our common stock will develop or be sustained.

Sale of ConsumerInfo.com

On March 16, 2002, we entered into a definitive agreement with Experian Holdings, Inc. to sell all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130 million in cash. The transaction is expected to close in the second quarter of 2002. We expect to receive net proceeds of approximately $115 million after transaction fees and escrow. However, on March 26, 2002, MemberWorks, Inc., one of the former owners of iPlace, Inc. (“iPlace”), obtained a court order requiring us to set aside $58 million of the purchase price against a potential claim MemberWorks has against us. Until this issue is resolved, $57 million will be available to us to fund our ongoing operations.

Overview

We have created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our web sites, we provide a wide variety of information and tools for consumers and are the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.

To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR, the National Association of Home Builders, or NAHB, hundreds of Multiple Listing Services, or MLSs, the Manufactured Housing Institute, or MHI, the American Institute of Architects, or AIA, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official web site, REALTOR.com®. Under our agreement with NAHB, we operate their official web site, HomeBuilder.com™. Under our agreements with NAR, NAHB, MHI and AIA we receive preferential promotion in their marketing activities.

Homestore.com™, REALTOR.com®, HomeBuilder.com™, Welcome Wagon®, i-LEAD™, Xlerator™, Top Producer®, WyldFyre™, Rent Net™, Computers For Tracts, and ConsumerInfo.com™ are some of our trademarks or are exclusively licensed to us. This Form 10-K contains trademarks of other companies and organizations. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history.

The Residential Real Estate Market

Buying a home may be the largest financial decision most consumers will ever undertake. The difficult and complex process of finding a home begins a lifelong cycle that most consumers will move through once every five to nine years. This cycle tracks major life events such as employment, marriage, having children and retirement.

A significant portion of the United States economy has evolved around helping consumers navigate through the home and real estate cycle. An enormous network of support services and products exists to assist consumers in finding a home, building a home, renting or buying a home, moving, maintaining and improving a home and selling a home.

Finding a Home.    The following real estate professionals and organizations assist consumers in finding a property:

•
Real Estate Agents.    Real estate agents are typically independent contractors that are licensed to negotiate and transact the sale of real estate on behalf of prospective buyers and sellers working with a real estate broker.

•
Real Estate Brokers.    Real estate brokers are paid a commission to bring buyers and sellers together and assist in negotiating contracts. Real estate brokers often have their own independent offices and may have other licensed real estate agents working with them.

•
Residential Franchisors.    There are a number of major residential franchisors in the United States including Century 21®, Coldwell Banker® and ERA®, which collectively comprise the Cendant franchise, RE/MAX®, Prudential®, GMAC Home Services®, Realty Executives®, and Realty World®. These franchisors together represent thousands of independently owned and operated real estate offices and hundreds of thousands of real estate professionals in the United States.

•
Multiple Listing Services.    MLSs operate networks that provide real estate professionals with listings of properties for sale, and are typically regulated by a governing body of local brokers and/or agents. There are over 800 MLSs nationwide that aggregate local property listings by geographic location.

•
National Association of REALTORS®.    NAR is the largest trade association in the United States that represents real estate professionals. NAR consists of residential and commercial REALTORS®, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 802,000 members as of December 31, 2001.

Building a Home.    In addition to the real estate professionals and organizations involved in finding a home, the new home market is also served by a large group of home building professionals including:

•
Home Builders.    New homes are built primarily by a limited number of national home builders and a much larger number of local volume and custom builders. In 2001, more than 900,000 single-family new homes were sold.

•
National Association of Home Builders.    NAHB is the second largest real estate trade association in the United States. As of December 31, 2001, NAHB had approximately 205,000 members. Approximately one-third of NAHB’s members are home builders and/or remodelers and the remainder work in closely related fields within the residential real estate industry such as mortgage, finance, building products and building services, including subcontractors.

•
Manufactured Housing Institute.    The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2001, the MHI and its affiliated state associations had approximately 15,000 members.

•	American Institute of Architects. AIA is a professional organization for more than 63,000 architects and related professionals.

Renting a Home.    The rental housing market is comprised of over 34 million United States households. In addition to real estate agents and brokers who assist in the leasing of residential rental units, participants serving the rental housing market include the following:

•
Property Owners.    Property owners include owners of individual apartment units, multi-family apartment complexes, individual single family rental homes or other residential rental properties. Property owners may lease and operate their rental properties themselves or outsource those functions to other real estate professionals, such as property managers. The residential rental ownership market is highly fragmented, with the 50 largest owners of multi-family apartment complexes owning approximately 10 percent of all multi-family apartment rental units in the United States.

•
Property Managers.    Property managers are typically responsible for leasing available rental units, collecting rents, and maintaining the property. Property managers typically manage a number of apartment complexes and may employ third party leasing agents to assist them with the leasing function. The property manager market is also highly fragmented. The 50 largest property managers, many of whom also own their properties, manage approximately 10 percent of all multi-family apartment rental units in the United States.

Moving.    Each time consumers buy, sell or rent a home, they will likely need assistance with various relocation related services such as insurance, moving supplies and moving services. Consumers spend billions of dollars each year for home and apartment moves including moving services and related product purchases. In addition, real estate transactions often lead to significant lifestyle changes for consumers including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships. As a result, consumers need information about the wide range of available product and service alternatives relating to their relocation and their new community.

Maintaining and Improving a Home.    Ownership represents the longest period within the home and real estate life cycle. Homeowners typically purchase a large number of household and home-related products including furniture, appliances, hardware and supplies during this period of the home life cycle. Homeowners also typically require a number of ancillary services such as home maintenance and repairs, refinancing, remodeling and landscaping. As a result, many homeowners look for information to assist them in locating providers of these products and services.

Buying and Selling a Home.    Because of the complexity and size of the purchase or sale transaction, consumers buying or selling a home typically rely upon a series of professionals, including real estate agents and ancillary service providers such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services such as mortgages, title insurance, credit reports, appraisals and inspections.

The Internet and the Home

The emergence and acceptance of the Internet has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. The real estate industry and home services market is particularly well-suited for the Internet because of its complexity, fragmented nature and reliance on the exchange of information. Real estate professionals currently spend more than five billion dollars a year on marketing their services to home buyers and sellers. Traditional methods of marketing for real estate professionals include classified advertisements, print media and other offline sources. These methods do not allow for interactivity and may use data that is incomplete or outdated. Additionally, these methods reach consumers only within specific local markets and are often distributed on a weekly or less frequent basis. These traditional marketing sources also lack content that can be searched based on specific detailed criteria, and do not have the ability to offer two way communications. The Internet overcomes many of the limitations of traditional real estate marketing methods by providing consumers with access to information on demand, allowing consumers to search for information based on specified, detailed criteria, and providing consumers with information without geographical limitations. The Internet offers a compelling means for consumers, real estate professionals, homebuilders, property managers and owners and ancillary service providers to communicate and transact business together.

Homestore

We have created an online marketplace that is the preeminent destination on the Internet for home and real estate-related information, products and services and is the leading supplier of online media and technology to the real estate industry. We operate the leading network of home and real estate web sites including the flagship REALTOR.com® web site, the official site of NAR; HomeBuilder.com, the official site of NAHB; Homestore.com Apartments and Rentals; and Homestore.com, a comprehensive resource offering tools and information on home finance and insurance, moving, and home and garden.

We have pioneered the use of the Internet to bring the real estate industry and home services online. We offer a suite of tools and information for consumers and real estate professionals throughout the home life cycle of finding, financing, moving, decorating, maintaining, remodeling and selling homes. We generate the majority of our revenue from subscription products consisting of online media and technology solutions and software products for real estate professionals. The balance of our revenue comes from online and direct mail advertising and the sale of credit information to online consumers. Our web sites are organized into ten channels: existing homes for sale, new homes, apartments and rentals, finance and insurance, moving, home improvement, decorating, lawn and garden, appliances and electronics and shopping for the home.

Products and Services

Residential Real Estate Resale Market

We offer the following products and services for the residential real estate resale market:

REALTOR.com® Web Site.    We operate the REALTOR.com® web site that offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. The REALTOR.com® web site includes a directory of more than 800,000 REALTORS® to help guide buyers and sellers through the real estate transaction process. For buyers, there is a searchable database of approximately 2 million existing homes for sale. For sellers, there are tools and information about understanding the value of their home, preparing the home for sale, listing and advertising the home and completing the sale. We receive listing content from hundreds of MLSs across the United States to provide us with the listings of residential homes. Our property listings typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines. In addition, we offer consumers information and tools on mortgages, home affordability, the offer process, applying for a loan, closing the purchase, planning the move and neighborhood profiles.

In connection with our acquisition of the Move.com Group from Cendant, Cendant provides us with a 40-year exclusive license to use the listings from their franchises, which include the Century 21®, Coldwell Banker® and ERA® brands. In addition, Cendant and its franchises promote the Homestore.com and REALTOR.com® web sites and our products on an exclusive basis to their franchisees and the franchisees’s sales agents.

Web-based Tools for Industry Professionals.    Our subscription products allow real estate professionals to utilize the Internet to receive, manage and convert consumer inquiries or leads into sales. By connecting their personal or corporate web site to a database of listings, we enable real estate professionals to benefit from the growing number of consumers using the Internet. Our products enable real estate professionals to manage their online content and branding presence through a personal or corporate web site and to use our listing enhancements such as virtual tours and printable brochures. We enable real estate professionals to directly contact potential buyers whose search criteria match a set of listing criteria specified by the real estate professional. We also design, host, and maintain personal and corporate home pages for real estate professionals. Through our web sites, real estate professionals can increase their visibility among prospective buyers and sellers, especially those outside of their geographic area.

We offer a suite of media and technology products to help real estate professionals market themselves to home buyers and sellers including:

i-LEAD™ XL.    i-LEAD XL is our primary offering for the REALTOR®. i-LEAD XL is a personalized multi-page web site that offers enhanced advertising on the REALTOR.com® web site through placement in the REALTOR® directory. Additionally, the i-LEAD XL product offers REALTORS® the ability to display their photographs, their contact information and their listing information on the REALTOR.com® web site and provides consumers with a link to their personal web site on each of their property listings. The product also includes the REALTOR’s® inventory of current listings as well as online forms that make it easier for consumers to contact them. This product is sold on an annual subscription basis at various prices depending on the features selected by the REALTOR®.

i-LEAD™ XL Office.    i-LEAD XL Office is targeted to individual real estate brokerage offices. i-LEAD XL Office offers real estate brokers the opportunity to have their entire inventory of real estate listings linked to their office’s customized web site. The broker’s agents are listed on the i-LEAD XL Office web page with individual i-LEAD XL subscribers receiving preferential placement above nonsubscribers. Additional features of the product include a link to the office’s web address and the display of a brokerage office logo on each of their listings on REALTOR.com®. i-LEAD XL Office subscribers are also listed in the REALTOR® directory.

One Place™.    One Place is a suite of products that integrates i-LEAD XL Office with an interactive voice response system that is linked to a pager network. One Place enables REALTORS® to be paged when a potential home buyer or seller submits an inquiry about a specific property listing. Additionally, if a prospective buyer contacts the REALTOR® after viewing a “for sale” sign, the interactive voice response system will provide the consumer with details about the property and then page the REALTOR® with a notification of the caller’s telephone number and the property listing for which the consumer has inquired. This product is sold primarily on an annual subscription basis.

Featured Homes Deluxe.    Featured Homes Deluxe allows i-LEAD subscribers to more prominently display their property listings on the REALTOR.com® web site during geographical property searches by consumers. Properties featured through the Featured Homes Deluxe product are viewed first in any search of their respective zip code. This product is sold on a monthly, semi-annual or annual basis.

HomeTour 360°™.    We are the exclusive provider of the patented iPIX® virtual tour technology to the residential real estate market through our HomeTour 360° product. Real estate professionals purchase HomeTour 360° to enhance their online listings to help attract buyers and differentiate their listings.  HomeTour 360° allows consumers to interact with 360-degree views of properties, essentially allowing them to “walk through” the home while viewing the property online. This product is sold per tour.

Top Producer®.    Top Producer is the leading provider of sales, marketing and lead management software for real estate professionals. Top Producer’s line of desktop and Internet applications for real estate agents features client management, appointment and task scheduling, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization for Palm and WAP platforms. Products for brokerage firms include applications for back office management, listing and transaction administration and recruiting and sales management tools.

WyldFyre™.    WyldFyre offers a suite of products for real estate professionals designed to help them access property listing information. WyldFyre Listings™ is our listing productivity suite that provides real estate professionals with tools to create comprehensive listing presentations for buyers or sellers. This suite of products provides real estate professionals web-based access to MLS data. Using the WyldFyre products, real estate professionals can access information from the MLSs and store the information on their laptops so that they can display this information to their prospective clients. Additionally, WyldFyre products allow real estate professionals to create customized comparative market analysis and presentations that incorporate photographs and maps. WyldFyre products are also sold under private labels to distributors and MLSs.

New Home Market

We offer the following products and services to real estate professionals in the new home market:

HomeBuilder.com™ Web Site.    The HomeBuilder.com web site offers consumers a comprehensive resource for information on builders as well as information on newly built homes and housing plans. We aggregate information on more than 112,000 new and model homes for sale throughout more than 12,000 new home communities and planned developments throughout the United States. Homebuyers can browse through our database under three types of search queries: new homes, builders and manufactured homes. In addition to offering this information, we also provide consumers with community profiles and the ability to send detailed requests to builders via electronic mail or fax for further information on particular properties.

Foundation™ 2.0.    Foundation 2.0 is our primary product offering for builders and provides listing information for new homes on the HomeBuilder.com web site. The product contains a variety of features to help builders market their new homes to prospective customers. These features allow builders to display a variety of information to prospective buyers including pricing information, available options and amenities, floor plans, elevations, photos and community information. Additionally, Foundation 2.0 offers builders the opportunity to offer consumers printable versions of their community profile, a mortgage calculator, direct links to the builders’ own web sites and online lead tracking capabilities. For Foundation 2.0 customers, we work closely with builders to collect, store and display their new home information on the HomeBuilder.com web site as well as the builders’ web sites. Additionally, we offer builders listing enhancements that they can add to their Foundation 2.0 product. These enhancements include priority search placement, an automated customer service response email service to respond to online customer inquires and Builder’s Specials, which allow builders to advertise grand openings, special events and closeouts.

Homestore Plans and Publications.    Homestore Plans and Publications offers consumers, building professionals, suppliers, and real estate professionals the ability to browse, select, modify and purchase new home designs and project plans from one of the largest selections of home plans and project plans available. Homestore Plans and Publications has business relationships with many designers, that provide us the right to sell the designers’ home plans on an exclusive or non-exclusive basis directly to consumers. These plans are sold through newsstands, distributors and retailers nationwide. We also produce home design software that is distributed through major retailers.

Computers for Tracts (CFT).    Computers for Tracts, or CFT, is a leading provider of sales force automation and warranty request management solutions to the home building industry. CFT’s sales force automation products deliver sales office presentations, contact management, sales contract generation and change order management functionalities. CFT also sells a warranty request management software product that manages post closing service requests from new homeowners.

Print Magazines.    We publish and distribute two print magazines which contain new home community listings—Builder Index and New Home Directory. Home builders may purchase advertising in these magazines to help them reach real estate professionals in their respective markets.

Apartments and Rentals Market

We offer the following products and services to real estate professionals in the apartments and rentals market:

Homestore Apartments and Rentals Channel.    Homestore.com™ Apartments and Rentals provides consumers with a large and comprehensive rental housing database. As of December 31, 2001, our rental housing database consisted of more than 45,000 properties, representing approximately 6.5 million apartment units located in more than 6,000 cities nationwide. With the acquisition of the Move.com Group in February 2001, we added Rent.net which expanded our search services and provided us with the capabilities to include senior housing, corporate housing and self storage listings. We also provide consumers with information relating to moving services, renter’s insurance and neighborhood profiles. Additionally, consumers can create personalized moving checklists and receive email reminders.

Online Brochures.    Our primary product for rental property owners and managers is an annual online brochure subscription. Our online brochures include property photos, floor plan images, virtual tours, unit descriptions, community descriptions, interactive mapping and links to property managers’ web sites. A variety of service enhancements are also available to assist in increasing the visibility of properties within our rental housing database.

Corporate Relocation Market

We offer the following products and services for the corporate relocation market:

Homestore Mobility Technology.    Homestore Mobility Technologies, or HMT, is a leading provider of software solutions and services to the corporate relocation market. HMT’s desktop and Application Service Provider (ASP) software packages assist human resource departments, payroll departments and relocation service providers to track relocation expenses, calculate applicable taxes and manage the relocation process. HMT also provides relocation expense management outsourcing services to corporations and relocation service providers. Additionally, HMT’s tax division provides personal tax preparation and consulting services for corporate transferees, publishes a yearly tax advice handbook for the relocation industry and conducts seminars focused on tax, legal and payroll issues affecting the relocation industry.

House and Home Channels on Homestore.com

We offer the following house and home channels on our Homestore.com web site:

Homestore Finance and Insurance.    Our Finance and Insurance channel contains information and decision support tools that help consumers understand and satisfy their home finance and insurance needs. A variety of content, tools, and interactive guides are available to help consumers with mortgages, loans, credit, insurance, legal matters and taxes. Additionally, consumers have access to the “Find a Lender” directory which provides consumers with access to a variety of lending professionals.

Homestore Moving.    Our Moving channel contains content tools and guides for consumers moving to new homes or relocating to another community. These resources provide movers with custom moving quotes and other resources necessary for making moving decisions such as salary calculators, school reports and neighborhood information.

Home Improvement.    Our Home Improvement channel is an online resource for remodeling, home improvement and home maintenance needs. The channel is designed to help consumers locate qualified professionals as well as to provide them with do-it-yourself information. The channel includes information to help plan and budget remodeling projects, a virtual room designer and do-it-yourself guides.

Decorating.    Our Decorating channel is an online resource for consumers seeking decorating ideas and information. The channel includes information for planning, budgeting and visualizing options as well as specific advice on a room-by-room basis. We also offer a directory of decorating professionals.

Lawn and Garden.    Our Lawn and Garden channel is an online resource for consumers seeking lawn and garden ideas and information. The channel includes information to help budget and plan the landscaping of their homes and a directory of landscaping professionals.

Appliances and Electronics.    Our Appliances and Electronics channel is an online resource for consumers seeking home appliance and electronic product ideas and information. The channel includes information on entertainment options, personal computers and home office needs as well as a directory of home technology and electrical professionals.

Homestore Shopping.    Our Shopping channel offers consumers the ability to purchase home related products. Products on the channel are organized into the following categories: computer hardware, electronics, computer software, health and beauty, travel and leisure, music, DVD/video, home and garden and local shop coupons.

Advertising

Because of our focus on home and real estate related information, we believe our web sites draw an attractive national target audience for advertisers and providers of home-related products and services. We also believe that because our web sites attract a significant number of consumers that are contemplating a real estate transaction or a move, we provide businesses with an efficient way to find and communicate with their potential customers. In addition, our audience tends to use our web sites for extended periods of time. Nielsen/NetRating reported that 194.6 million total minutes were spent on Homestore web sites in February 2002. Nielsen/NetRatings also noted that, including the ConsumerInfo.com and FreeCreditReport.com web sites acquired as part of the iPlace acquisition in August 2001, the Homestore web sites rank among the most trafficked Internet sites in the United States—24th overall in page views and 31st overall in unique users. We are also the exclusive national provider of professional home and moving services across AOL, AOL.com, CompuServe and Digital City. We produce content for a home-related channel on AOL and provide AOL’s 35 million members an online area to find home-related information, tools and services.

We currently offer the following Internet advertising options across our web sites:

Online Advertising.    Advertisers can purchase online advertisements on various content areas of our web sites to reach consumers interested in specific products or services relating to the home and real estate life cycle.

Sponsorships.    Sponsorships allow advertisers to maximize their exposure on our web sites by featuring fixed “buttons” or other prominent placements on certain pages on our sites. These advertisements present users with the opportunity to click-through directly to the advertiser’s site. Sponsorships are typically sold for a fixed monthly fee over the life of the contract and may include other advertising components such as content or online advertisements.

General Advertising.    Advertisers can purchase Internet Advertising Bureau (IAB) standard advertising units as well as certain custom advertising units on our web sites. We offer advertisers branding and performance based opportunities, generally sold on a cost per thousand, cost per click and/or cost per lead generated basis. Our advertising offerings include online ads, text based links and rich media.

Directory Listings.    Our directory products offer advertisers the opportunity to reach qualified consumers in different vertical markets. For example, our Finance and Insurance channel offers lenders a listing in our directory and a customized web page that can be individualized to show items including information about the lender, pre-approval process and current interest rates. We believe our directory products are a cost-effective way for professionals to generate high quality leads from online consumers.

We offer the following direct marketing advertising options directed at new homeowners:

Welcome Wagon®.    Welcome Wagon offers local merchants the opportunity to reach new homeowners shortly after their move through a targeted direct mail product. The Welcome Wagon New Mover Program integrates local merchant information into a welcome gift delivered to new homeowners through the mail. The welcome gift contains a customized neighborhood address book with exclusive merchant listings as well as coupons and special offers from local advertisers. Additionally, local advertisers receive the names and contact information of the new homeowners in their selected area that have received the welcome gift. This allows local merchants the opportunity to continue to build their relationship with these new homeowners through their own direct marketing initiatives. This product is sold to merchants on an annual subscription basis. Welcome Wagon produces more than 3,200 unique editions of the neighborhood address book each month.

Local Online™.    Local Online is an Internet marketing program available to merchants that participate in the Welcome Wagon New Mover Program. Local Online allows merchants to reach consumers within the pre-move period through their listings in the Welcome Wagon Local Directory on the Homestore.com web site. Local Online listings allow local merchants to display information about their companies with full color logos, maps and driving directions as well as a link to their own web sites.

    Consumer Credit Market

ConsumerInfo.com provides customers online access to their credit reports, credit activity and credit scores. The majority of ConsumerInfo’s revenue is derived from membership subscriptions. For an annual subscription, members can purchase a Credit Check Monitoring Service™ membership, which provides them with unlimited access to their credit reports, the ability to monitor inquiries and changes to their credit records and information to help them manage their credit status and debt levels. As of December 31, 2001, ConsumerInfo.com had 698,000 active members in its Credit Check Monitoring Service. The remainder of ConsumerInfo’s revenue is derived from the sale of online credit reports and credit scores.

ConsumerInfo.com utilizes online and offline advertising as well as relationships with other online sites to market their membership and transaction products to online consumers. During the month of February 2002, ConsumerInfo.com generated approximately 8.1 million unique visitors to its various web sites according to Media Metrix.

ConsumerInfo.com was acquired in August 2001 as part of the iPlace acquisition. On March 16, 2002, we entered into a definitive agreement with Experian Holdings, Inc. to sell all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130 million in cash. The transaction is expected to close in the second quarter of 2002.

    International

In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet based source for real property around the world. Pursuant to this agreement, we agreed to operate the consortium’s web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. To date, our international activities have not generated any significant amounts of revenue.

Product and Web Site Development

We believe that it is important for us to continually enhance the performance of and features on our web sites. Our development team is focused on developing products and services for consumers and real estate professionals that differentiate us from our competitors. We seek to maintain and enhance our market position by building proprietary systems and features, such as search engines for real estate listings and the technologies used to aggregate real estate content. We expect that enhancements to our family of web sites and to our products and services will come from internally and externally developed technologies.

Our current development activities relate to improving the functionality and performance of our web sites and the creation of new online application solutions for real estate professionals. We have also developed or are developing ASP products for a number of our software products including Top Producer, HMT and CFT. Future delays or unforeseen problems in these development efforts could delay the introduction of new products, services or features on our family of web sites.

Our market is characterized by rapid technological developments, new products and services and evolving industry standards. We will be required to continually improve the performance and features of our products and services on a timely basis, particularly in response to competitive offerings. If we do not develop new features, products or services in a timely manner or if our introductions are not commercially successful, our web sites and products and services might not be as attractive to consumers or real estate industry professionals. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or standards or other technological changes could render our products and services less attractive. Product and web site development expenses were $36.5 million in 2001, $15.5 million in 2000 and $5.4 million in 1999.

Infrastructure and Technology

Our web sites are designed to provide fast, secure and reliable high-quality access to our services, while minimizing the capital investment needed for our computer systems. Our systems supporting our web sites must accommodate a high volume of user traffic, store a large amount of listings and other related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in utilization of these services could strain the capacity of our computers, causing slower response times or outages. We intend to pursue the development of duplicate servers for each of our web sites that will be located at a third party service provider in order to help insure maximum disaster recovery and business continuity. We host our Homestore.com, REALTOR.com®, HomeBuilder.com, Homestore Apartments and Rentals and custom broker web pages in Thousand Oaks, California. Because substantially all of our computer and communications hardware for each of our web sites is located at this location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and other force majeur events. You should read the risk factors on pages 27 and 28 which more fully describe risks relating to our computer infrastructure and technology.

Sales and Marketing

Our direct sales and marketing organization at December 31, 2001 consisted of over 800 individuals, including sales managers and sales representatives. Some of our products are sold through third party distributors; however, we do not receive a material portion of our revenue from these sources.

Competition

We believe that the principal competitive factors in attracting consumers to our web sites are:

•	the total number of listings and the number of listings for the consumers’ specific geographic area of interest available on our web sites;

•	the parties with which we have listing, marketing or distribution relationships;

•	the quality and comprehensiveness of general real estate related information, particularly related to home-buying and home-selling available on our web sites;

•	the availability and quality of other real estate related products and services available through our web sites; and

•	the ease of use of our web sites.

We believe that the principal competitive factors in attracting advertisers, content providers and real estate professionals to our family of web sites are:

•	the usefulness of our media and technology products to these professionals;

•	the number of visitors to our web sites;

•	the average length of time these visitors spend viewing pages on our web sites;

•	our relationships with, and support for our services by, NAR, MLSs, NAHB, and the MHI; and

•	our relationships and national contracts with the major home builders and rental property owners and managers in the United States.

We believe we compete favorably with respect to these factors.

Our primary competitors for real estate professionals and service providers, home buyers, homeowners, sellers and renters and related content include:

•	web sites offering real estate media and technology products;

•	web sites offering real estate listings together with other related services;

•	web sites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

•	web sites offering real estate improvement content and services;

•	web sites offering moving and relocation services;

•	general purpose consumer web sites that also offer real estate-related content; and

•	traditional print media such as newspapers and magazines.

Our primary competitors for advertising spending include:

•	general purpose consumer web sites;

•	general purpose online services that may compete for advertising dollars;

•	online ventures of traditional media; and

•	traditional media such as newspapers, magazines and television.

The barriers to entry for web-based services and businesses are low, making it possible for new competitors to enter the market. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate web sites.

Intellectual Property

We regard substantial elements of our web sites and underlying technology as proprietary. We attempt to protect these elements and underlying technology by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. We have been issued a patent with respect to the technology we use to enable searches of the real estate listings posted on our family of web sites. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

The REALTOR.com® domain name and the REALTOR® trademark are licensed to us by NAR. If we were to lose the use of such trademark or the REALTOR.com® domain name, our business would suffer and we would need to devote substantial resources towards developing an independent brand identity.

We also hold other domain names that are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” “.org.” “.biz” “.info” “.tv” and “.us.” We may not be able to retain all of our domain names within new top-level domains. It is also possible that the requirements for holding a domain name could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

We currently license from third parties technologies and information incorporated into our web sites. As we continue to introduce new services that incorporate new technologies and information, we may be required to license additional technology and information from others.

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

Employees

As of December 31, 2001, we had approximately 2,800 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage and no employee is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be considered carefully. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business

Litigation and an SEC investigation relating to accounting irregularities could have an adverse effect on our business.

On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. On February 13, 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, on March 12, 2002 we filed an amended Form 10-K/A for the year ended December 31, 2000 and on March 29, 2002 we filed amended Form 10-Q/A’s for each of the first three quarters of 2001. Following the December 21, 2001 announcement of the discovery of accounting irregularities, approximately twenty lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on Homestore’s behalf were commenced in various courts against Homestore and certain directors and former officers of Homestore by or on behalf of persons claiming to be stockholders of Homestore and persons claiming to have purchased or otherwise acquired securities or options issued by Homestore between May 4, 2000 and December 21, 2001. The California State Teachers’ Retirement System has been named lead plaintiff in the consolidated shareholder lawsuits against Homestore.

It is possible that we may be required to pay substantial damages or settlement costs in connection with the litigation which could have a material adverse effect on our financial condition or results of operation. We are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to any of these lawsuits. For a further description of the nature and status of the legal proceedings in which we are involved see “Item 3—Legal Proceedings.”

In January 2002, the SEC issued a formal order of investigation of us and certain former officers of Homestore. The investigation relates to the restatement of our financial results. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results and financial reporting documents. We are cooperating with the SEC in connection with this investigation. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of management time and attention. We could be subject to substantial penalties, fines or regulatory sanctions which could adversely affect our business.

Our employees, investors, customers, business partners and vendors may react adversely to the restatement of our 2000 and 2001 financial statements and to the related litigation brought against us.

Our future success depends in large part on the continued support of our key employees, investors, customers, business partners and vendors who may react adversely to the restatement of our 2000 and interim 2001 financial statements. The restatement of our financial statements has resulted in substantial amounts of negative publicity about us. We may not be able to motivate or retain key employees, retain customers or key business partners if they lose confidence in us, and our vendors may re-examine their willingness to do business with us. In addition, investors may lose confidence in us, which may cause the trading price of our common stock to decrease. If we lose the services of our key employees or are unable to retain our existing customers and vendors or attract new customers, our business, operating results and financial condition could be materially and adversely affected.

The uncertainty associated with substantial unresolved lawsuits referred to above could materially adversely affect our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers.

Limitations of our Director and Officer Liability Insurance and potential indemnification obligations may adversely affect our business.

Our liability insurance for actions taken by officers and directors during the period from May 4, 2000 to December 21, 2001, the period during which events related to the securities litigation against us and certain of our directors and former executive officers occurred, provide only limited liability protection. If these policies do not adequately cover our potential exposure and expenses related to those class action lawsuits, it could materially adversely affect our business and financial condition.

Under Delaware law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The obligation to provide indemnification does not apply if the officer or director is found to be liable for fraudulent or criminal conduct. Our business and financial condition could be harmed if we have to make significant payments for indemnification.

For the period in which most of the claims were asserted, we had in place nine director’s and officer’s liability primary and excess insurance policies, with seven of which providing $10 million in coverage and two providing $5 million for a total of $80 million. However, our insurance carriers may assert that not all of the actions implicate coverage under our insurance policies. In addition, these policies may not provide any separate coverage for us as an entity as opposed to our officers and directors. If our insurance policies do not provide us with coverage for any liabilities that may result from this litigation, our business and financial condition could be adversely affected.

Failure to continue to strengthen our internal accounting controls could adversely affect our business.

Although we have made significant progress in our efforts to strengthen our accounting controls and processes, we may not be able to hire and/or retain enough qualified finance personnel to continue to do so. If we are unable to continue to strengthen our accounting controls and processes, that inability could adversely affect our ability to accurately forecast and report our financial results. In addition, any customer uncertainty about our internal accounting controls could have an adverse effect on our ability to sell our products.

If we are unable to maintain our Nasdaq National Stock Market listing, the liquidity of our common stock would be seriously limited.

We cannot assure that we will be able to comply with the requirements for continued listing on the Nasdaq National Stock Market. In February 2002, we were notified by Nasdaq of its intent to institute proceedings against us to delist our stock from the Nasdaq National Stock Market because, as a result of the restatement, our financial statements had not been filed with the SEC on a timely basis. We have requested a hearing on the matter and have updated our financial statements as of the date of this filing, prior to the hearing. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market. In the event our common stock is delisted from the Nasdaq National Stock Market, it could be more difficult to trade our common stock, and we cannot assure you that a market for our common stock will develop or be sustained.

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

The market price for our common stock has decreased substantially in recent periods. It is likely to continue to be highly volatile and subject to wide fluctuations in response to many factors, including the factors described herein and the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, technology and/or real estate and real estate-related industries;

•
market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly in recent quarters; and

•	adverse publicity relating to litigation.

We have a new senior management team and our future success depends upon our new management’s ability to execute its business plan.

On January 7, 2002, we replaced much of our senior management team. Our new senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. Our future success will depend on how well and quickly our new senior management integrates with the rest of our employees and business partners.

Risks related to the AOL Agreement.

In April 2000, we entered into a five-year distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

•	$65.64 per share with respect to 60% of AOL’s shares on July 31, 2003;

•	$68.50 per share with respect to 20% of AOL’s shares on July 31, 2004; and

•	$68.50 per share with respect to the remaining 20% of AOL’s shares on July 31, 2005.

This guarantee only applies to shares that continue to be held by AOL at the applicable date.

In light of our current stock price, it is possible that our stock price may not achieve these levels at those dates.

If there is a shortfall between the guaranteed price and the 30-day average closing price per share on the applicable date, we would have to make cash payments to AOL. The aggregate amount of cash payments we would be required to make in performing under this agreement is limited to $90.0 million. To the extent that the aggregate shortfall exceeds $90.0 million over the course of the agreement, AOL can shorten the term of the agreement. We have placed $90.0 million in restricted cash on our balance sheet, which represents a letter of credit in favor of AOL for this obligation. If we are obligated to pay AOL less than $40.0 million at the first guarantee date of July 31, 2003, then we would have the right to reduce the restricted cash to $50.0 million, which would then represent our maximum aggregate cash payment we would make in performing under the agreement after July 31, 2003.

Our agreement with AOL requires us to make significant payments to secure distribution on AOL. These payments may not result in an increase in visitors to our websites. We are currently in arbitration with AOL relating to the alleged breach of this agreement. See “AOL Arbitration” under Item 3, “Legal Proceedings” in this Form 10-K.

Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements.

On February 5, 2002, we announced that we would re-focus on our core business objective—making real estate professionals more productive and profitable. This focus may involve the disposition of non-strategic business and corporate services. For example, on February 1, 2002, we sold eNeighborhoods and on March 16, 2002, we entered into an agreement to sell all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130 million in cash to Experian Holdings, Inc. As a result of this focus, we may incur significant write-offs or one-time, non-recurring gains or losses or a reduction in visitors to our website.

Our agreement with the National Association of REALTORS® could be terminated.

The REALTOR.com® trademark and web site address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® web site under an operating agreement with NAR.

Although the REALTOR.com® operating agreement is a lifetime agreement, NAR may terminate it for a variety of reasons. These include:

•	the acquisition of Homestore or RealSelect by another party;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.

Absent a breach by NAR, the agreement does not contain provisions that allow us to terminate.

Our agreement with NAR contains a number of provisions that could restrict our operations.

Our operating agreement with NAR contains a number of provisions that restrict how we operate our business. These restrictions include:

•
we must make quarterly royalty payments of up to 15% of RealSelect’s operating revenue in the aggregate to NAR and the entities that provide us the information for our real property listings (“data content providers”). However, in 2002 we have amended the NAR operating agreement such that we now must make fixed payments to NAR as follows:

For 2002, we must pay $1,175,000 in two installments of $587,500 due on June 1, 2002 and December 15, 2002.

For 2003, we must pay $1,300,000 in four installments of $325,000 due on the last day of each calendar quarter of 2003.

For 2004, we must pay $1,400,000 in four installments of $350,000 due on the last day of each calendar quarter of 2004.

For 2005, we must pay $1,500,000 in four installments of $375,000 due on the last day of each calendar quarter of 2005.

For 2006, we must pay $1,500,000 plus or minus, as the case may be, the percentage change in the Consumer Price Index for 2005, in four equal installments due on the last day of each calendar quarter of 2006.

For 2007 and beyond, we must pay the amount due during the prior calendar year plus or minus, as the case may be, the percentage change in the Consumer Price Index for the prior calendar year, in four equal installments due on the last day of each calendar quarter for that calendar year;

•
we have also amended and are continuing to amend many of our agreements with the data content providers to change the method of payment to a fixed amount per listing rather than a percentage of our revenue and to reduce the amounts that we must pay to such entities. In exchange, in some cases, we are shortening the duration of these agreements, including those agreements under which we receive the real property listings on an exclusive basis;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® web site;

•	NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

•	we must meet performance standards relating to the availability time of the REALTOR.com® web site;

•	NAR has the right to review, approve and request changes to the content on certain pages of our REALTOR.com® web site; and

•	we are restricted in our ability to create additional web sites or pursue other lines of business that engage in displaying real property advertisements in electronic form.

In addition, our operating agreement with NAR contains restrictions on how we can operate the REALTOR.com® web site. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by NAR. In addition, NAR can require us to include on REALTOR.com® real estate related content it has developed.

If our operating agreement for REALTOR.com® terminates, NAR would be able to operate the REALTOR.com® web site.

If our operating agreement with NAR terminates, we must transfer a copy of the software that operates the REALTOR.com® web site and assign our agreements with data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® web site itself or with a third party. Many of these data content agreements are exclusive and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods expire.

We are subject to non-competition provisions with NAR which could adversely affect our business.

We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet.com, Move.com and HomeBuilder.com web sites. In the future, if we were to acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new web site or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the web sites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or if a consent we obtain contains restrictive conditions. These non-competition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

Our operating agreement with NAHB includes a number of restrictions on how we operate our HomeBuilder.com web site:

•	if NAR terminates our REALTOR.com® operating agreement, for the next six months NAHB can terminate its operating agreement with three months’ prior notice;

•	we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com web site that contain new home listings; and

•	NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

Our Homestore Apartments and Rentals web site is subject to a number of restrictions on how it may be operated.

In agreeing to our acquisition of SpringStreet, Inc., NAR imposed a number of restrictions on how we can operate the Homestore Apartments and Rentals web site (formerly the SpringStreet.com web site). These include:

•
if the consent terminates for any reason, we will have to transfer to NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of NAR, known as REALTORS®;

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or REALTOR®-controlled MLSs in order to be listed on the web site;

•	if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

•	if the consent terminates for any reason, other than as a result of a breach by NAR, NAR will be permitted to use the REALTOR®-branded web address, resulting in increased competition;

•	we cannot list properties for sale on the rental web site for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site;

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental web site.

NAR could revoke its consent to our operating Homestore Apartments and Rentals.

NAR can revoke its consent to our operating the Homestore Apartments and Rentals web site for reasons which include:

•	the acquisition of Homestore or RealSelect by another party;

•	a substantial decrease in property listings on our REALTOR.com® web site; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by NAR of the breach.

The National Association of REALTORS® has significant influence over aspects of our RealSelect subsidiary’s corporate governance and has a representative on our Board.

NAR has significant influence over RealSelect’s corporate governance.

Board representatives.    NAR is entitled to have one representative as a member of our Board of Directors and two representatives as members of RealSelect’s Board of Directors.

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

RealSelect’s bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect Board of Directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget that from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by Homestore. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, including a NAR representative, we would need to fund those expenditures.

RealSelect cannot take the following actions without the consent of at least one of NAR’s representatives on its Board of Directors:

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

We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and rental owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts to secure both our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our web sites could become less attractive to other real estate industry participants or consumers.

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

Because the annual fee for services sold to real estate professionals is relatively low, we depend on obtaining sales from a large number of these customers. It is difficult to reach and enroll new subscribers cost effectively. A large portion of our sales force targets real estate professionals who are widely distributed across the United States. This results in relatively high fixed costs associated with our sales activities. In addition, our sales personnel generally cannot efficiently contact real estate professionals on an individual basis and instead must rely on sales presentations to groups of agents and/or brokers. Real estate agents are generally independent contractors rather than employees of brokers. Therefore, even if a broker uses our subscription products and services, its affiliated agents are not required to use them.

We have a history of net losses and expect net losses for the foreseeable future.

We have experienced net losses in each quarterly and annual period since 1993. We incurred an operating loss of $1.4 billion for the year ended December 31, 2001 and incurred operating losses of $162.1 million in 2000. As of December 31, 2001, we had an accumulated deficit of $1.8 billion, and we expect to incur net losses for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 2001, we had approximately $244.0 million of stock-based charges and intangible assets to be amortized.

Our quarterly financial results are subject to significant fluctuations.

Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of persons purchasing subscription and advertising products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-K:

•	the level of renewals for our subscription products and services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our web sites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants;

•	the sale or disposition of assets; and

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters.

The market for web-based subscription and advertising products and services relating to real estate is competitive.

Our main existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars.

The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

Our future success depends largely on our ability to attract, retain and motivate personnel.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, many of whom have been granted stock options. Due to the decline in the trading price of our common stock, a portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

Also, we have recently executed workforce reductions and have announced that we are restructuring our business operations. As a result, we will need to operate with fewer employees and existing employees may have to perform new tasks. These factors may create concern about job security among existing employees that could lead to increased turnover. We may have difficulties in retaining and attracting employees. Employee turnover may result in a loss of knowledge about our customers, our operations and our internal systems, which could materially harm our business. If any of these employees leave, we may not be able to replace them with employees possessing comparable skills. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

Our current organizational realignment and cost reduction plan may not meet its objectives and could adversely affect our results of operations and financial position.

On October 25, 2001, we announced an organizational realignment and cost reduction plan to focus us more tightly on our core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce. In February 2002, we announced plans to reduce our staff by an additional 300 employees. If we do not meet our restructuring objectives, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

We need to continue to develop our content and our product and service offerings.

To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our web sites and products. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our web sites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or in order to do so, we may incur substantial additional expenses.

We may experience difficulty in integrating our acquisitions.

Over the past two years, we have made several acquisitions. We may not receive the desired benefits from these acquisitions. Risks related to our acquisitions include:

•	difficulties in assimilating the operations of the acquired businesses;

•	potential disruption of our existing businesses;

•	assumption of unknown liabilities and litigation;

•	our inability to integrate, train, retain and motivate personnel of the acquired businesses;

•	diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired products, services and technologies successfully into our web sites;

•	potential impairment of relationships with our employees, customers and strategic partners; and

•	inability to maintain uniform standards, controls procedures and policies.

Our inability to successfully address any of these risks could materially harm our business.

Our certificate of incorporation and bylaws, Delaware law and other agreements contain provisions that could discourage a takeover.

Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified Board of Directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire Board of Directors without cause. In addition, NAR could terminate the REALTOR.com® operating agreement if Homestore or RealSelect is acquired.

Our business is dependent on our key personnel.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them, many other key employees do not have employment agreements that prohibit them from ending their employment at any time. Competition for qualified personnel in our industry and geographical locations is intense. We cannot assure you that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

We rely on intellectual property and proprietary rights.

We regard substantial elements of our web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. Although we have one patent, we may not achieve the desired protection from, and third parties may design around, this patent or any other patent that we may obtain in the future. In addition, in any litigation or proceeding involving our patent, or any other patent that we may obtain in the future, the patent may be determined to be invalid or unenforceable. Any legal action that we may bring to protect our proprietary information could be expensive and distract management from day-to-day operations.

Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com® web site address and trademark and the REALTOR® trademark are important to our business and are licensed to us by NAR. If we were to lose the REALTOR.com® domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

We may not be able to protect the web site addresses that are important to our business.

Our web site addresses, or domain names, are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” “.org.” “.biz” “.info” “.tv” and “.us.” It is also possible that the requirements for holding domain names could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

We could be subject to litigation with respect to our intellectual property rights.

Other companies may own or obtain patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. Companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We could incur substantial costs to defend against these or any other claims or litigation. If a claim were successful, we could be required to obtain a license from the holder of the intellectual property or redesign our advertising products and services.

Our agreement with the International Consortium of Real Estate Associations may expose us to higher costs and greater risks.

In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet based source for real property around the world. Pursuant to that agreement, we agreed to operate the consortium’s web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium’s member associations, and if we begin to receive revenues from them, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

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

These factors may impose additional costs upon us.

Real Estate Industry Risks

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

We may experience seasonality in our business. The real estate industry generally experiences a decrease in activity during the winter.

We may particularly be affected by general economic conditions.

Purchases of real property and related products and services are particularly affected by negative trends in the general economy. Substantially all of our revenue has been, and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States from prior periods. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

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

Recessionary pressures traditionally impact real estate markets.

During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects, typically, are a general decline in rents and sales prices, a decline in leasing activity, a decline in the level of investments in, and the value of real estate, and an increase in defaults by tenants under their respective leases. All of these, in turn, adversely affect revenue for fees and brokerage commissions, which are derived from property sales, and annual rental payments and property management fees.

We have risks associated with changing legislation in the real estate industry.

Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. For instance, we are limited in the criteria upon which we may base searches of our real estate listings such as age or race. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, Homestore Apartments and Rentals was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

We depend on increased use of the Internet to expand our real estate related advertising products and services.

If the Internet does not continue to be a viable marketplace for real estate content and information or if the pace of adoption by consumers of the Internet slows, our business growth may suffer. Broad acceptance and adoption of the Internet by consumers and businesses when searching for real estate and related products and services will continue only if the Internet continues to provide them with greater efficiencies and improved access to information.

In addition to selling subscription products and services to real estate professionals, we have depended on selling other types of advertisements on our web sites.

We have been experiencing deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenues from selling banner advertising and sponsorships on our web sites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our family of web sites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to the Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to a weak U.S economy, our revenue and operating results could be materially harmed.

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

In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on Internet based transactions. Congress extended this moratorium during 2001. If Congress chooses in the future, however not to renew this legislation, U.S., state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of such taxes could impair the growth of electronic commerce and thereby adversely affect the growth of our business.

We depend on continued improvements to our computer network and the infrastructure of the Internet.

Any failure of our computer systems that causes interruption or slower response time of our web sites or services could result in a smaller number of users of our web sites or the web sites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our subscription products and services to real estate professionals, providers of real estate related products and services and other Internet advertisers. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

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

Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village and Thousand Oaks, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We do not currently have a fully redundant system for our web sites. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

We could face liability for information on our web sites and for products and services sold over the Internet.

We provide third-party content on our web sites, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those web sites. They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

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

ITEM 2.     PROPERTIES

We maintain the following principal facilities:

	Location	Square Feet	Lease Expiration
Principal executive and corporate office	Westlake Village, CA	137,762	2008
Technology facility	Thousand Oaks, CA	71,948	2003
Operations and customer service center	Scottsdale, AZ	64,094	2007
Welcome Wagon	Westbury, NY	60,500	owned
Top Producer	Richmond, BC	29,098	2003
Homestyles	St. Paul, MN	24,645	2006
WyldFyre Technologies	Campbell, CA	19,492	2004
Homestore Mobility Technologies	Wilton, CT	17,200	2004
Enterprise	Milwaukee, WI	13,016	2003
Homestore Consumer Information Corp.	Orange, CA	11,321	2003
Sales Support office	Little Rock, AR	10,000	2002

We believe that our existing facilities and office space are adequate to meet current requirements.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Shareholder Litigation

Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that we and certain of our officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. On March 27, 2002, the California State Teacher’s Retirement System was named lead plaintiff and the complaints have been consolidated in the United States District Court, Central District of California. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of its potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs of defending any litigation can be high and divert management’s attention from the day-to-day operations of our business. This litigation may have an adverse effect on our financial condition, results of operations and cash flows.

SEC Investigation

In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results. The SEC has requested that we provide it with certain documents and other materials concerning the restatement of our financial results. We are cooperating with the SEC in connection with this investigation and its outcome cannot be determined.

NASDAQ Delisting Proceeding

In February 2002, we were notified by Nasdaq of its intent to institute proceedings against us to delist our stock from the Nasdaq National Stock Market because, as a result of the restatement, our financial statements had not been filed with the SEC on a timely basis. We have requested a hearing on the matter and have updated our financial statements as of the date of this filing, prior to the hearing. However, we cannot assure you that our common stock will continue to be traded on the Nasdaq National Stock Market. In the event our common stock is delisted from the Nasdaq National Stock Market, it could be more difficult to trade our common stock, and we cannot assure you that a market for our common stock will develop or be sustained.

AOL Arbitration

We are currently in arbitration with AOL relating to a distribution agreement dated April 25, 2000, under which AOL was to promote the content of Homestore and, among other things, Homestore was to become the sponsor of and content provider for new house and home-related channels on the AOL network. Pursuant to the Distribution Agreement, we made an up-front cash payment to AOL of $20,000,000 and delivered to AOL nearly 3.9 million shares of Homestore stock with a guaranteed value, supported by a $90 million letter of credit to AOL. Under the distribution agreement, AOL was entitled to draw down the letter of credit upon any event of termination, even if we terminate for breach of the agreement by AOL.

We filed a Demand for Arbitration with the Arbitration Association of America (AAA) in Atlanta on October 30, 2001, and a First Amended Demand for Arbitration on January 18, 2002. In the First Amended Demand, we claim that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 21 specific promotions for Homestore and to deliver more than 600 million Homestore impressions to AOL users. We also claim that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. On March 4, 2002, we moved to file a Second Amended Demand for Arbitration, adding the claim that AOL’s conduct violated the contractual guarantees of exclusivity, premiere partnership and prominent partnership for Homestore. In the arbitration, we seek a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; and that Homestore may terminate the contract without AOL having any right to the $90 million letter of credit.

We filed our First Pretrial Brief on March 22, 2002. AOL’s First Pretrial Brief is due April 26, 2002. A hearing is scheduled for early July 2002.

Other Litigation

On January 4, 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on behalf of nominal defendant Homestore.com, Inc. against certain directors and former officers of Homestore. Two additional shareholder derivative actions were filed against substantially the same defendants on behalf of nominal defendant Homestore. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. On March 7, 2002, the court entered an order consolidating the three actions. Plaintiffs have until April 22, 2002, to file a consolidated complaint. Defendants will have 45 days thereafter to respond to the complaint. As these cases are in a very early stage, we are unable to express an opinion at this time as to the merits of the case.

On January 17, 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on behalf of nominal defendant Homestore against certain directors and former officers of Homestore. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. As the case is in a very early stage, we are unable to express an opinion at this time as to the merits of the case.

On March 1, 2002, MemberWorks, Inc. sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. MemberWorks sought a temporary restraining order and/or preliminary injunction in connection with the sale of a former iPlace subsidiary, ConsumerInfo.com. MemberWorks, one of the former owners of iPlace also sought an application for prejudgment attachment. On March 15, 2002, we moved to dismiss or transfer for improper venue. On March 25, 2002, the Court granted our motion to transfer the action to the United States District Court, Central District of California, and denied MemberWorks’ request to enjoin the sale of ConsumerInfo.com, but imposed a constructive trust of $58 million of the sale’s proceeds. The $58 million constructive trust is subject to adjustment after further discovery. As the case is in a very early stage, we are unable to express an opinion at this time as to the merits of the case.

On or around June 21, 2000, Anil K. Agarwal filed a Petition for Declaratory Judgment against Homestore, in the District Court of Douglas County, Nebraska, The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed Infotouch Corporation, the predecessor of Homestore, to transfer certain shares of Infotouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks a declaratory judgment that he should have been issued shares of Series B Preferred stock of Infotouch Corporation sufficient to entitle him to receive 76,949 (on a pre-split basis) shares of common stock, and that there is a shortfall of 46,950 shares of common stock, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. As the case is in the early stages of discovery, we are unable to express an opinion at this time as to the merits of this case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the Nasdaq National Stock Market under the symbol HOMS since our initial public offering on August 5, 1999 and HOMSE since February 22, 2002. The following table shows the high and low sale prices of the common stock as reported by the Nasdaq National Stock Market for the periods indicated.

1999	High	Low
Third Quarter (from August 5, 1999)	$59.88	$19.75
Fourth Quarter	109.00	33.00
2000
First Quarter	138.00	34.00
Second Quarter	49.00	14.06
Third Quarter	55.00	26.50
Fourth Quarter	46.88	17.44
2001
First Quarter	37.25	16.38
Second Quarter	37.16	21.31
Third Quarter	36.99	6.52
Fourth Quarter	8.58	2.10
2002
First Quarter (through March 28, 2002)	3.02	0.53

As of February 28, 2002, there were approximately 1,004 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the fourth quarter of 2001.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from the audited consolidated financial statements of Homestore included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997, have been derived from our audited and unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated financial statements have been prepared on substantially the same basis as the consolidated audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations for the period.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(1)	$286,759	$181,322	$62,580	$—	$42
Related party revenue	38,346	—	—	—	—

Total revenue	325,105	181,322	62,580	—	42
Cost of revenue(1)	118,101	61,222	21,965	—	6

Gross profit	207,004	120,100	40,615	—	36
Operating expenses:
Sales and marketing(1)	249,853	160,122	85,110	—	14
Product and website development(1)	36,734	15,554	5,380	—	—
General and administrative(1)	175,260	59,610	26,892	3	38
Amortization of intangible assets	201,358	42,868	10,192	—	—
In-process research and development	—	4,048	—	—	—
Acquisition and restructuring charges	50,503	—	—	—	—
Impairment of long-lived assets	925,094	—	—	—	—
Litigation settlement	—	—	8,406	—	—

Total operating expenses	1,638,802	282,202	135,980	3	52

Loss from operations	(1,431,798)	(162,102)	(95,365)	(3)	(16)
Interest income (expense), net	10,943	23,031	2,386	—	(1)
Other expense, net	(44,734)	(6,982)	(28)	—	—

Net loss	(1,465,589)	(146,053)	(93,007)	(3)	(17)
Accretion of redemption value and dividends on convertible preferred stock	—	—	(2,299)	—	—

Net loss applicable to common stockholders	$(1,465,589)	$(146,053)	$(95,306)	$(3)	$(17)

Net loss per share applicable to common stockholders
Basic and diluted	$(13.64)	$(1.83)	$(2.32)	$—	$—

Weighted average shares—basic and diluted	107,433	79,758	41,142	9,173	8,650

(1)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Revenue	$2,456	$6,233	$—	$—	$—
Cost of revenue	551	607	943	—	—
Sales and marketing	71,769	45,148	14,726	—	—
Product development	518	572	447	—	—
General and administrative	6,315	3,095	5,111	—	—

	$81,609	$55,655	$21,227	$—	$—

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,272	$167,576	$90,382	$71	$155
Working capital (deficiency)	(41,218)	253,638	40,822	1	(37)
Total assets	615,037	893,350	276,563	71	155
Notes payable, long term	—	—	633	—	—
Total stockholders’ equity (deficit)	183,256	603,479	195,473	(95)	(133)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited consolidated financial statements for the years ended December 31, 2001 and 2000 and related notes of Homestore appearing elsewhere in this Form 10-K.

Overview

Homestore.com, Inc., or Homestore, has created an online marketplace that is the preeminent destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through our web sites, we provide a wide variety of information and tools for consumers and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.

To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as NAR, NAHB, hundreds of MLSs, the MHI, the AIA, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official web site, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing web site, HomeBuilder.com™. Under our agreements with NAR, NAHB, MHI and AIA we receive preferential promotion in their marketing activities.

Basis of Presentation

Initial Business and RealSelect Holding Structure.    We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective November 26, 1996, we entered into a series of agreements with the NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect, LLC., or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective November 26, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997. Accordingly, following the formation, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital. We developed our first web site, REALTOR.com®, in cooperation with NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

Reorganization of Holding Structure.    Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1, 2 and 3 of Homestore’s Notes to the Consolidated Financial Statements. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. For the years ended December 31, 1997 and 1998, and through the Reorganization on February 4, 1999, Homestore was a holding company whose sole business was managing its investment in RealSelect through LLC. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. A comparison of the historical results of operations of Homestore has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

Acquisitions.    In June 1999, we acquired SpringStreet, Inc., or SpringStreet, for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. In October 1999, we acquired all of the outstanding capital stock of The Homebuyer’s Fair, Inc., National School Reporting Service, Inc., The Center for Mobility Resources, Inc. and FAS-Hotline, Inc., collectively Homefair, for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock. In March 2000, we acquired WyldFyre Technologies, Inc., or WyldFyre, a leading developer of technology solutions for real estate professionals to access multiple listing service (MLS) information via the Internet, for $34.0 million in stock. In May 2000, we acquired Top Producer Systems, Inc., or Top Producer, a provider of leads management and marketing software for real estate professionals, for $24.2 million in cash and stock. Contingent purchase price payments of approximately $7.9 million may also be paid in cash or stock, if certain defined targets are met during the years ended December 31, 2002 through December 31, 2004. The selling stockholders have earned approximately $5.0 million in contingent consideration for performance targets related to the years ended December 31, 2000 and 2001. In September 2000, we acquired The Hessel Group, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of The Hessel Group’s options with an estimated fair value of $4.5 million.

In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX, for $7.1 million in cash and a note in the amount of $2.3 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc., or CFT, for approximately $4.5 million in cash and 162,850 shares of our common stock valued at approximately $5.0 million. In February 2001, we acquired all the outstanding shares of HomeWrite, Inc., or HomeWrite, in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash.

In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted until February 16, 2004, in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore.com shares.

In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $14.5 million in cash.

In August 2001, we acquired all the outstanding shares of iPlace Inc. in exchange for approximately 3.5 million shares of our common stock valued at $80.3 million, $73.0 million in cash and assumed approximately 1.1 million outstanding stock options of iPlace with an estimated incremental fair value of $16.3 million. The acquisition was accounted for as a purchase and the results of operations have been included in our consolidated financial statements since the acquisition. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $191.7 million has been allocated to goodwill of $153.8 million and other identifiable intangible assets of $37.9 million. In accordance with SFAS No. 141, we are not amortizing goodwill for this acquisition. Other identifiable intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. In March 2002 we entered into an agreement to sell our ConsumerInfo division for $130 million in cash. We expect the transaction to close in early April 2002 and will use the net proceeds to continue to fund our operations. We expect to receive net proceeds of approximately $115 million after transaction fees and partial escrow. However, on March 26, 2002, MemberWorks, one of the former owners of iPlace, obtained a court order requiring us to set aside $58 million of the purchase price against a potential claim MemberWorks has against the Company. The remaining $57 million will be available to the Company to fund its ongoing operations until the dispute with MemberWorks is resolved.

Transaction with Cendant and Real Estate Technology Trust.    In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party by us. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, we entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million resulting in $82.5 million in future revenue. Revenue of $38.3 million related to these transactions was recognized in 2001. This revenue was reported separately as revenue from related parties in these financial statements. There were no revenues from Cendant or RETT in 2000 or 1999. It is not practical to separately determine the costs of such revenues. As of December 31, 2001, we had received approximately $83.3 million of cash and had recorded deferred revenue of approximately $37 million related to these agreements. This deferred revenue will be recognized over the next two years.

The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s-length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized realtor productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, we may have to negotiate renewal terms with the individual real estate professionals.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, investment values, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; accounting for investments in private and publicly-traded securities; impairment of long-lived assets; accounting for business combinations; and legal contingencies.

Revenue Recognition

We derive our revenue primarily from four sources: (i) subscription revenue, which includes monthly and annual fees to licensed real estate professionals to put their product offerings on our web sites; (ii) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and web site hosting revenue; (iii) advertising revenue for running on-line advertising and sponsorships on our web sites; and (iv) one-time service fees associated with direct marketing products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We generate recurring revenue from several sources, including the sale of subscriptions to be included on our web sites, from maintenance and support on our software products and from our hosted solutions. Recurring revenue is typically based on one-year renewable contracts and is recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is billed monthly over a contract term of typically one year.

We generally license our software products on a one-year term basis or on a perpetual basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software as well as the preliminary conclusions of EITF issue 00-21, “Multiple Element Arrangements.” Software license revenue is recognized upon all of the following criteria being satisfied: the execution of a license agreement; product delivery; fees are fixed or determinable; collectibility is reasonably assured; and all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, as they are principally contracted for on a time and material basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the total costs incurred to date as a percentage of estimated total costs to complete and we monitor our progress against plan to insure our estimates are materially accurate. We recognize estimated losses in the periods in which such losses are reasonably expected.

We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We also sell online advertising and traditional Internet sponsorships. The terms of these arrangements are pursuant to contracts with terms varying from a few days to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based on the lesser of the impressions delivered over the total number of guaranteed impressions or ratably over the period in which the services are provided. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue. We record and measure the fair value of equity received in exchange for advertising services in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We recognize revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue, from these transactions, is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. During the years ended December 31, 2001 and 2000, we entered into nine and nineteen advertising barter transactions, respectively, for which the fair value was not determinable within the limits of EITF 99-17. These transactions consisted principally of the surrender of online advertising in exchange for online advertising and traditional print and broadcast media. During the years ended December 31, 2001 and 2000, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue. There was no revenue from these types of transactions during the year ended December 31, 1999.

Direct Marketing Service Fees—Revenue associated with one-time direct marketing services, such as credit reports and other informational products, are recognized upon performance, assuming no additional obligations remain and collectibility of the related receivable is reasonably assured.

Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Impairment of Investments

We have invested in equity instruments of privately-held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations and the equity method when ownership is greater than 20% or we have the ability to exercise significant influence.

We periodically review our investments for instances where fair value is less than cost and the decline in value is determined to be other than temporary. Such evaluation is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

If the decline in value is judged to be other than temporary, the basis of the security is written down to fair value and the resulting loss is charged to operations. In evaluating the fair value of our equity investments our policy includes, but is not limited to, reviewing each of the entities cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities is inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded. In 2001, we have written down all of our remaining cost and equity investments.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We assess the impairment of goodwill identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	A significant decline in actual and projected advertising and software license revenue;

•	A significant decline in the market value of our common stock;

•	A significant difference between our net book value and our market value;

•	A loss of key customer relationships coupled with the renegotiation of existing arrangements;

•	A significant change in the manner of our use of the acquired assets or the strategy for our overall business;

•	A significant decrease in the market value of an asset;

•	A shift in technology demands and development; and

•	A significant turnover in key management or other personnel.

When we determine that the carrying value of goodwill, other intangible assets and other long lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the fourth quarter of 2001, we recognized an impairment of our long-lived assets as described in Note 5 to our consolidated financial statements.

Effective in the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $109.9 million of goodwill. We had recorded approximately $114.8 million of amortization on goodwill during 2001 and would have recorded approximately $4.4 million of amortization during 2002, after the effect of our 2001 impairment charge. In lieu of amortization, we are required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are in the process of evaluating the impact of adopting SFAS No. 142 and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Accounting for Business Combinations

We have acquired a number of companies over the past three years and all have been accounted for as purchase transactions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of acquired technologies may not be the same as the useful life of acquired content or customer lists). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we have used the one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we have obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

The value of our intangible and other long-lived assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance of applicable accounting literature. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. See Note 5 regarding our impairment charge in 2001.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 21 to our consolidated financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

We have only a limited operating history under our current business model. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to respond to highly competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute our marketing plans, continue to upgrade our technologies, develop new distribution channels, and improve operational and financial systems. Although our revenue has grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve net income, and, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth under the caption “Risk Factors.”

The following tables set forth certain pro forma consolidated statement of operations data for the year ended December 31, 1999 and actual consolidated statement of operations data for the years ended December 31, 2001 and 2000 has been presented. The pro forma consolidated statement of operations data for the periods indicated assumes that the following transactions had occurred as of January 1, 1999:

•	our acquisition of SpringStreet for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of our common stock, with an estimated fair value of $51.7 million;

•
our acquisition of Homefair for 250,000 shares of our common stock, with an estimated fair value of $11.2 million, a $37.5 million promissory note, and $35.8 million in cash and other acquisition-related expenses; and

•	the reorganization of our holding company structure as previously described.

The unaudited consolidated pro forma data may not, however, be indicative of the consolidated results of operations of Homestore that actually would have occurred had the transactions reflected in the unaudited consolidated pro forma results of operations occurred at the beginning of the periods presented, or of the consolidated results of operations that we may achieve in the future. The comparison to 2000 and 1999 results are on a pro forma basis for 1999, as historical results without pro forma presentation are not comparable or meaningful.

	Actual		Pro Forma
	Year Ended December 31,		Year Ended December 31, 1999
	2001	2000
	(in thousands)
Consolidated Statement of Operations Data:
Revenue(1)	$286,759	$181,322	$73,367
Related party revenue	38,346	—	—

Total revenue	325,105	181,322	73,367
Cost of revenue(1)	118,101	61,222	25,753

Gross profit	207,004	120,100	47,614
Operating expenses:
Sales and marketing(1)	249,853	160,122	98,386
Product and website development(1)	36,734	15,554	7,381
General and administrative(1)	175,260	59,610	34,167
Amortization of intangible assets	201,358	42,868	28,476
In-process research and development	—	4,048	—
Acquisition and restructuring charge	50,503	—	—
Impairment of long-lived assets	925,094	—	—
Litigation settlement	—	—	8,406

Total operating expenses	1,638,802	282,202	176,816

Loss from operations	(1,431,798)	(162,102)	(129,202)
Interest income (expense), net	10,943	23,031	(2,844)
Other expense, net	(44,734)	(6,982)	—

Net Loss	$(1,465,589)	$(146,053)	$(132,046)

(1)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Actual		Pro Forma
	Year Ended December 31,		Year Ended December 31, 1999
	2001	2000
Revenue	$2,456	$6,233	$—
Cost of revenue	551	607	1,432
Sales and marketing	71,769	45,148	16,383
Product development	518	572	677
General and administrative	6,315	3,095	5,547

	$81,609	$55,655	$24,039

	Actual		Pro Forma
	2001	2000	1999
As a Percentage of Revenue:
Revenue	88%	100%	100%
Related party revenue	12	—	—

Total revenue	100	100	100
Cost of revenue	36	34	35

Gross profit	64	66	65
Operating expenses:
Sales and marketing	77	88	134
Product development	11	9	10
General and administrative	54	33	47
Amortization of intangible assets	62	24	39
In-process research and development	—	2	—
Acquisition and restructuring charge	15	—	—
Impairment of long-lived assets	285	—	—
Litigation settlement	—	—	11

Total operating expenses	504	156	241

Loss from operations	(440)	(90)	(176)
Interest income (expense), net	3	13	(4)
Other expense, net	(14)	(4)	—

Net Loss	(451)%	(81)%	(180)%

For the Years Ended December 31, 2001 and 2000

Revenue and Related Party Revenue

Revenue, excluding related party revenue, increased approximately 58% to $286.8 million for the year ended December 31, 2001 from revenue of $181.3 million for the year ended December 31, 2000. The increase was primarily due to increased revenue from professional subscriptions and various acquisitions, partially offset by a decline in advertising revenue. Related party revenue of $38.3 million for the year ended December 31, 2001 is the result of sales to RETT and Cendant related to a series of commercial arrangements entered into in the first quarter of 2001 for the sale of various professional subscription products. There were no related party revenue transactions for the year ended December 31, 2000.

Our subscription revenue segment consists of our REALTOR.com®, HomeBuilder.com™, Homestore™ Apartments and Rentals, eNeighborhoods™ and other real estate businesses. In addition, subscription revenue includes related party sales to RETT and Cendant.

Subscription revenue increased approximately 66% to $199.3 million for the year ended December 31, 2001, compared to $119.9 million for the year ended December 31, 2000. Subscription revenue represented approximately 61% of total revenue for the year ended December 31, 2001, compared to 66% of total revenue for the years ended December 31, 2000. The growth in revenue from real estate subscription services was due to increases in the number of professionals on the Homestore websites, including $38.3 million of various subscription-based products to RETT and Cendant. RETT has committed to purchase $75 million in products and services over a three-year period. The increase in the real estate services revenue was primarily due to the acquisition of the Move.com Group. Acquisitions of The Hessel Group and iPIX contributed to the increase in real estate services revenue.

Advertising revenue decreased approximately 24% to $46.4 million for the year ended December 31, 2001, compared to $61.4 million for the year ended December 31, 2000. Advertising revenue represented approximately 14% of total revenue for the year ended December 31, 2001, compared to 34% of total revenue for the year ended December 31, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts coupled with the general softening in the online advertising market. We are projecting a continued softening in the online advertising market in general and the reallocation of our resources away from advertising sales in order to refocus our efforts and deploy resources aimed at better serving real estate professionals.

Other revenue of $79.4 million which represented 24% of total revenue in 2001 was generated from the acquisition of Welcome Wagon as part of the acquisition of the Move.com Group in February 2001, Homestyles in May 2001 and iPlace in August 2001. There was no revenue in this segment in 2000. In the first quarter of 2002, we entered into agreements to sell the businesses acquired in the iPlace acquisition, and accordingly, these businesses will not contribute significantly to revenue after the first quarter of 2002.

Cost of Revenue

Cost of revenues, including non-cash stock-based charges, increased approximately 93% to $118.1 million for the year ended December 31, 2001 from cost of revenue of $61.2 million for the year ended December 31, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel, royalties, hosting costs and depreciation during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Also contributing to the increase in cost of revenue were our acquisitions, primarily the acquisitions of the Move.com Group, iPIX and The Hessel Group.

Gross margin percentage for the year ended December 31, 2001 was 64%, slightly below the gross margin of 66% for the year ended December 31, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenue which historically have higher gross margins. We anticipate a decline in gross margin over the near term as a result of the anticipated decline in advertising sales.

Operating Expenses

Sales and marketing.    Sales and marketing expenses, including non-cash stock-based charges, increased approximately 56% to $249.9 million for the year ended December 31, 2001 from sales and marketing of $160.1 million for the year ended December 31, 2000. The increase was due to an increase in salaries and commissions, customer service related costs, amortization of new marketing deals, depreciation related to our fixed assets and stock-based charges. Stock-based charges, included in sales and marketing, increased by $26.6 million to $71.8 million for the year ended December 31, 2001 from $45.1 million for the year ended December 31, 2000 primarily due to amortization of stock-based charges relating to an Internet portal distribution agreement. In April 2000, in connection with our distribution agreement with AOL, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge is being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $27.9 million for the year ended December 31, 2001. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organizational realignment in the fourth quarter of 2001, we anticipate reductions in sales and marketing expenses in the future.

Product and website development.    Product and website development expenses, including non-cash stock-based charges, increased approximately 136% to $36.7 million for the year ended December 31, 2001 from $15.6 million for the year ended December 31, 2000. The increase in product and website development costs was primarily due to increased costs associated with the expansion of our web sites, as well as our development of professional productivity tools. Also contributing to the increase in product and web site development expenses was an increase in personnel. Due to the organization realignment, we anticipate reductions in product and web site development expenses in the future.

General and administrative.    General and administrative expenses, including non-cash stock-based charges, increased approximately 194% to $175.3 million for the year ended December 31, 2001 from general and administrative expenses of $59.6 million for the year ended December 31, 2000. The increase was primarily due to an increase in personnel, consulting, bad debt expense and depreciation related to our capital expenditures to support operations and infrastructure. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX. Due to the organization realignment, we anticipate reductions in general and administrative expenses in the future.

Amortization of intangible assets.    Amortization of intangible assets was $201.4 million for the year ended December 31, 2001 compared to amortization of $42.9 million for the year ended December 31, 2000. The increase in amortization was due to our acquisitions, primarily the acquisitions of the Move.com Group, iPIX, Top Producer Systems, Inc., HomeWrite and The Hessel Group.

Impairment of long-lived assets.    In the fourth quarter of 2001, we identified a number of events and circumstances that indicated a potential impairment of our long-lived assets, consisting primarily of goodwill and identified intangible assets totaling approximately $1.1 billion and $139.5 million, respectively. The culmination of these events and changes in circumstances in the fourth quarter resulted in significant operational and financial restructuring efforts which began in 2001 and will continue into 2002. Accordingly, we have performed an assessment of the goodwill, identified intangible assets and other long-lived assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of” and APB 17, “Intangible Assets.” This assessment indicated that the carrying value of our long-lived assets may not be recoverable, therefore asset impairment tests were performed at the lowest level for which separately identifiable cash flows exist. The impairment analysis resulted in a charge of $925.1 million in the fourth quarter of 2001, comprised of impairments of $659.1 million to goodwill, $94.6 million to identified intangible assets, $36.4 million to property and equipment and $135.0 million primarily related to prepaid distribution expenses.

Acquisition costs.    In connection with our acquisition of the Move.com Group (see Note 6), we reviewed its operations and implemented a plan to restructure various components of its operations. As part of the restructuring, we accrued an acquisition liability of approximately $13.4 million, related to estimated costs to exit and consolidate certain operating activities of the Move.com Group, as well as costs to terminate and relocate employees. These amounts were recognized as liabilities assumed in a purchase business combination and thus accounted for as additional purchase price. At December 31, 2001, the purchase price allocation related to the Move.com Group has been finalized.

The acquisition liability was comprised of $9.8 million in exit costs related to contractual obligations with no future benefits to the combined operations as the services were redundant, $2.7 million in termination benefits related to a work force reduction of approximately 170 employees and approximately $900,000 in costs incurred in connection with the shut-down of various facilities. At December 31, 2001, all restructuring costs have been paid with no related liabilities remaining.

Also related to the acquisition of the Move.com Group, we incurred acquisition and reorganization charges of $6.5 million that did not meet the criteria for capitalization as a component of purchase price. These charges were expensed as incurred and were included in acquisition and restructuring charges on the statement of operations and were comprised primarily of stay bonuses and severance payments of $3.6 million, and facilities shutdown costs of $1.9 million.

Restructuring Charges.    During the second quarter of 2001, we incurred a charge of $8.2 million related to the dissolution of one of our subsidiaries and included in acquisition and restructuring charges in the statement of operations. Included in these charges were severance and other payroll-related expenses of $1.1 million associated with the reduction in workforce of approximately 70 employees, facilities shutdown costs of $1.2 million and other dissolution costs of approximately $485,000. In addition, we entered into a release agreement and made a one-time settlement payment of $5.4 million to minority shareholders. At December 31, 2001, all costs have been paid with no liabilities remaining.

In the fourth quarter of 2001, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and to implement a new management structure to more efficiently serve its customers. The plan includes the unwinding of our newly formed or recently acquired international operations and a broad restructuring of our core operations. We substantially completed the implementation of the plan by the end of the first quarter of 2002.

As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions, of which approximately 450 were terminated prior to December 31, 2001.

In connection with this restructuring and integration plan, we recorded a charge of $35.8 million in the fourth quarter of 2001, which is included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us; and (iv) non-cash write-offs of $2.9 million in other assets related to exited activities. Our estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. We estimate that we will sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, due to recent declines in the demand for office space, there is no assurance that we will be able to sublease the office space at the estimated date or for the estimated rate.

A summary of activity related to the fourth quarter restructuring charge is as follows (in thousands):

	Employee termination benefits	Lease obligations and related charges	Asset write-offs	Contractual obligations	Total
Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	$2,853	$12,645	$—	$5,592	$21,090

With the exception of payments associated with the San Francisco office lease commitment, substantially all of the remaining restructuring liabilities at December 31, 2001 will be paid in 2002.

Stock-based charges.    The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2001	2000
Revenue	$2,456	$6,233
Cost of revenue	551	607
Sales and marketing	71,769	45,148
Product development	518	572
General and administrative	6,315	3,095

	$81,609	$55,655

Stock-based charges increased by $25.9 million to $81.6 million for the year ended December 31, 2001 from $55.7 million for the year ended December 31, 2000. This increase was due to a full year of amortization relating to our AOL distribution agreement.

Interest Income, Net

Interest income, net decreased to $10.9 million in 2001 from interest income, net of $23.0 million in 2000. The decrease was primarily due to interest income earned on lower average cash balances as a result of cash used in acquisitions and operations in 2001 and lower interest rates on deposits and investments.

Other Expense, Net

Other expense, net increased to $44.7 million for the year ended December 31, 2001 from other expense, net of $7.0 million for the year ended December 31, 2000. The increase primarily related to a $30.7 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies’ financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL distribution agreement. In connection with the AOL distribution agreement, we recorded a non-current distribution obligation in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in an expense of approximately $11.1 million for the year ended December 31, 2001.

Income Taxes

As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2001 and 2000. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our net deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

We currently operate in two principal business segments and have other business lines which are aggregated as “other.” This is consistent with the data that is made available to our management to assess performance and make decisions. The two business segments consist of professional subscriptions and advertising. For further information regarding segments, refer to Note 13 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Segment revenue.    Professional subscription revenue, which represented approximately 61% of total revenue for the year ended December 31, 2001, grew 66% from the year ended December 31, 2000. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore web sites, including a bulk purchase of subscription-based products. The increase in the professional subscriptions revenue was primarily due to the acquisition of the Move.com Group and iPlace.

Advertising revenue, which represented approximately 14% of total revenue for the year ended December 31, 2001, declined 24% from the year ended December 31, 2000. The decrease was driven primarily by the non-renewal of several large advertising and sponsorship accounts and the general softening in the online advertising market. We are projecting a continuing decline in advertising dollars due to the softening in the online advertising market in general and the reallocation of our resources away from advertising sales.

Other revenue, which represented approximately 24% of total revenue for the year ended December 31, 2001, was new revenue from companies acquired in 2001. These acquired companies operated primarily in the direct marketing business.

Segment expenses.    Professional subscription expenses increased to $131.3 million for the year ended December 31, 2001 from subscription expenses of $65.3 million for the year ended December 31, 2000. The increase was primarily due to an overall increase in sales volume, increased marketing to our professional customers such as REALTORS® and an increase in personnel. In addition, our acquisitions of iPlace, iPIX and the Move.com Group also contributed to the increase.

Advertising expenses increased to $42.9 million for the year ended December 31, 2001 from advertising expenses of $16.0 million for the year ended December 31, 2000. The increase was due to an increase in personnel acquired through the acquisitions in 2001 and also relating to the increase in advertising sales.

Other expenses were $62.5 million for the year ended December 31, 2001. There were no corresponding expenses in 2000.

Unallocated expenses increased to $1.5 billion for the year ended December 31, 2001 from unallocated expenses of $262.1 million for the year ended December 31, 2000. The increase was due to an increase in amortization of intangible assets due to acquisitions, an increase in the stock-based charges primarily relating to an Internet portal distribution agreement, acquisition-related charges, charges related to the dissolution of one of our subsidiaries and impairment write-down based on SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” analysis. Also contributing to the increase in unallocated expenses were increases in costs associated with the expansion of our web sites, increases in legal and professional fees and increases in personnel.

For the Years Ended December 31, 2000 and 1999

Revenue

Revenue increased to $181.3 million in 2000 from pro forma revenue of $73.4 million in 1999. The increase was primarily due to increased revenue from professional subscriptions.

Professional subscription revenue, which represented approximately 66% of total revenue for 2000, grew 167% from 1999. The growth in revenue from professional subscriptions was due to increases in the number of professionals on the Homestore web sites as well as an increase in the average revenue per subscription. Also contributing to the increase was sales of technology products as well as web development fees. The number of professional subscriptions increased by 52% to approximately 145,000 compared to totals at December 31, 1999 and was driven, in part, by bulk purchases from national franchises.

Advertising revenue, which represented approximately 34% of total revenue for 2000, grew 233% from 1999. The increase was driven primarily by increases in advertising and sponsorship arrangements.

Cost of Revenue

Cost of revenue, including non-cash stock-based charges, increased to $61.2 million in 2000 from pro forma cost of revenue of $25.7 million in 1999. The increase was due primarily to our overall increased sales volume, increased salaries, increase in royalties, and hosting costs during 2000 as compared to 1999.

Gross margin percentage for 2000 was 66%, up from pro forma gross margin percentage of 65% for 1999. The increase in gross margin percentage was primarily due to renewal of subscriptions as well as the continuing effort to leverage our existing web site operations.

Operating Expenses

Sales and marketing.    Sales and marketing expenses increased to $160.1 million in 2000 from pro forma sales and marketing of $98.4 million in 1999. The increase was primarily attributable to a significant increase in costs associated with Internet portal distribution agreements and marketing and listing agreements, which we entered into during the third and fourth quarter of 1999. The increase was also due to increased salaries and commissions. Increases in advertising for our branding campaign, promotional material, and trade show expenses during 2000 also contributed to the increase. The increase was also due to the inclusion of stock-based charges in sales and marketing. These stock-based charges increased by $28.7 million to $45.1 million in 2000 from $16.4 million in 1999.

Product and web site development.    Product and web site development expenses increased to $15.6 million in 2000 from pro forma product development of $7.4 million in 1999. The increase in product and web site development costs was due to increased costs associated with the continuing expansion of the Homestore web sites and the integration of our acquisitions into our web sites, as well as product and web site development costs from our acquisitions of WyldFyre, Top Producer and The Hessel Group in 2000.

General and administrative.    General and administrative expenses increased to $59.6 million in 2000 from pro forma general and administrative expenses of $34.2 million in 1999. The increase was primarily due to hiring key management personnel and increased staffing levels required to support our significant growth and expanded operations and infrastructure as well as increases in legal and other professional fees. Facility costs increased primarily due to our new corporate and central service offices. The increase was partially offset by a decrease in stock-based charges in general and administrative expenses. These stock-based charges decreased by $2.4 million to $3.1 million in 2000 from $5.5 million in 1999.

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

Income Taxes

As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes in 2000 and 1999. As of December 31, 2000, we had $190.8 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Stock-Based Charges

Stock.    In March 2000, we issued 1,085,271 shares of our common stock, valued for accounting purposes at approximately $70.0 million, to Budget Group, Inc., or Budget, in connection with entering into a ten-year strategic alliance agreement that allows us to participate in online and offline Budget marketing activities.

In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $65.64 per share on the third anniversary and $68.50 per share on the fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In connection with this agreement, we recorded $186 million in prepaid distribution expense included in current and non-current assets that will be recognized as stock-based charges over the five-year marketing agreement.

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

Throughout 2000, we issued warrants to purchase 30,739 shares of our common stock at a weighted average price of $85.45 per share to Multiple Listing Services, or MLSs, that agreed to provide their real estate listings to us for publication on REALTOR.com® on a national basis. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. We incurred a total non-cash charge of approximately $1.8 million which is being recognized as expense over the term of the applicable MLS agreement, approximately two to three years.

Liquidity and Capital Resources

Net cash used in operating activities of $57.7 million for the year ended December 31, 2001 was attributable to the net loss of $1.5 billion, offset by non-cash expenses including depreciation, amortization of intangible assets, impairment of long-lived assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $1.3 billion. The impact of net cash used in operating activities was further reduced by favorable variances in operating assets and liabilities of approximately $84.9 million, principally relating to increases in accounts payable balances and deferred revenues for transactions with related parties. Net cash used in operating activities was $51.3 million for the year ended December 31, 2000. Net cash used in operating activities was the result of the net operating loss totaling $146.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $115.5 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $20.8 million.

Net cash used in investing activities of $130.6 million for the year ended December 31, 2001 was attributable to purchases of short-term investments of $86.2 million offset by maturities of short-term investments of $147.3 million, capital expenditures of $61.3 million and cash paid for acquisitions of $130.1 million including acquisition-related costs. Net cash used in investing activities of $189.2 million for the year ended December 31, 2000 was attributable to the purchase of cost and equity investments of $32.5 million, purchases of short-term investments of $219.9 million offset by maturities of short-term investments of $146.3 million, capital expenditures of $41.1 million and cash paid for acquisitions of $42.0 million including acquisition-related costs.

Net cash provided by financing activities of $59.0 million for the year ended December 31, 2001 was primarily attributable to the proceeds from the exercise of stock options, warrants and share issuances under our employee stock purchase plan of $56.5 million, proceeds from the payment of stockholders’ notes of $2.9 million, deposits of $4.9 million allocated as restricted cash balances offset by the issuance of notes receivable of $4.8 million. Net cash provided by financing activities of $317.7 million for the year ended December 31, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $23.4 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.6 million, the transfer of $103.4 million to restricted cash, and issuance of notes receivable of $6.0 million. In January 2000, we completed our follow-on public offering in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of December 31, 2001, we had an accumulated deficit of $1.8 billion, cash and cash equivalents of $38.3 million and short-term investments of $14.2 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. We believe that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our working capital requirement, capital expenditures and other obligations through at least the next 12 months. Long term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21 to our Consolidated Financial Statements included herein.

In March, 2002 we entered into an agreement to sell our ConsumerInfo division for $130 million in cash. We expect the sale to close in the second quarter of 2002 and will use the net proceeds to continue to fund our operations. We expected to receive net proceeds of approximately $115 million after transaction fees and partial escrow. However, on March 26, 2002, MemberWorks, one of the former owners of ConsumerInfo, obtained a court order requiring us to set aside $58 million of the purchase price against a potential claim Memberworks has against us. See Note 22 to our Consolidated Financial Statements. Until this issue is resolved, $57 million will be available to us to fund our ongoing operations.

We lease our facilities under operating lease agreements that expire at various dates through 2008. The following presents our future lease payments under these agreements, net of actual sublease arrangements and exclusive of estimated sublease income utilized in the 2001 restructuring provision (in thousands):

Year Ended December 31,	Operating Leases
2002	$13,825
2003	12,244
2004	9,762
2005	8,264
2006 and thereafter	10,743

Total	$54,838

Additionally, under our operating agreement with NAR, we have an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. The following presents our future minimum commitments under this agreement (in thousands):

Year Ending December 31,	Operating Agreement
2002	$1,175
2003	1,300
2004	1,400
2005	1,500
2006	1,500

Total	$6,875

Commitments for the years ending in 2006 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

In March 2000, we issued 1,085,271 shares of our common stock with an estimated fair value of approximately $70.0 million to Budget Group, Inc., or Budget, in connection with entering into a ten-year strategic alliance agreement that allows us to participate in online and offline Budget marketing activities. In this agreement, we have guaranteed that the price of the shares issued to Budget would be $64.50 per share on any trading day during the six month period after the second anniversary of the agreement. Budget had the right, during this period, to require us, with respect to each share as to which the right is exercised, in our discretion, to: i) pay to Budget an amount in cash equal to the excess of the guaranteed price over the average price of the period (“the Put Amount”); ii) issue and deliver to Budget the number of common stock with a value per share equal to the Put Amount; or iii) repurchase all of the shares of the stock at the guaranteed price. This agreement was amended in October 2001. Under the amendment, we issued approximately 4.8 million additional shares of common stock in exchange for the cancellation and full settlement of the $64.50 stock price guarantee. In addition, the amendment extended the term of the agreement by one year. Sales and marketing expense is being spread over the additional year of the agreement and certain amounts capitalized in connection with this arrangement were impaired in the fourth quarter of 2001.

In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $65.64 per share on the third anniversary and $68.50 per share on the fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In 2001, we recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit and are required to pledge an amount equal to the unused portion of the letter of credit. As of December 31, 2001, we have pledged $90.7 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $65.64 on the third anniversary and $68.50 at the fourth and fifth anniversaries. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement. See “AOL Arbitration” in our Item 3, “Legal Proceedings” regarding the arbitration of the alleged breach of the agreement.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. We will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment. We are in process of evaluating the impact of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143, is effective for fiscal years beginning after June 15, 2002. We do not have asset retirement obligations and, therefore, believe there will be no impact upon adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We are in the process of evaluating the impact of adopting SFAS No. 144.

In February 2002, the EITF issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. This is required to be adopted no later than the first quarter of 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We have elected to adopt this consensus early and the effect on the years ended December 31, 2001 and 2000 was to reduce previously reported revenue and expense by $4.7 million and $7.2 million, respectively, with no effect on net loss or net loss per share. There was no effect on the year ended December 31, 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in money-market funds, debt instruments of high quality corporate issuers and debt instruments the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Homestore.com, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Homestore.com and its subsidiaries (the “Company”) at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Century City, California
April 1, 2002

HOMESTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$38,272	$167,576
Short-term investments	14,190	75,295
Marketable equity securities	2,432	247
Accounts receivable, net of allowance for doubtful accounts of $24,225 and $4,477 at December 31, 2001 and 2000, respectively	31,906	32,028
Current portion of notes receivable	—	5,123
Current portion of prepaid distribution expense	48,793	49,140
Other current assets	43,743	16,710

Total current assets	179,336	346,119
Prepaid distribution expense, net of current portion	35,007	159,226
Property and equipment, net	44,759	43,483
Intangible assets, net	250,771	194,274
Restricted cash	98,519	103,409
Other assets	6,645	46,839

Total assets	$615,037	$893,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,667	$13,162
Accrued liabilities	111,701	45,062
Deferred revenue	62,988	33,846
Deferred revenue from related parties	31,198	—
Current portion of notes payable	—	411

Total current liabilities	220,554	92,481

Distribution obligation	204,660	189,848
Deferred revenue from related parties	5,772	—
Deferred revenue	—	2,896
Other non-current liabilities	795	4,646

	431,781	289,871

Commitments and contingencies (Note 21)

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 123,416 and 88,294 shares issued at December 31, 2001 and December 31, 2000, respectively, and 117,509 and 82,761 shares outstanding at December 31, 2001 and December 31, 2000, respectively	117	83
Additional paid-in capital	1,987,405	1,027,423
Treasury stock, at cost; 5,907 and 5,533 shares at December 31, 2001 and December 31, 2000, respectively	(18,062)	(16,556)
Notes receivable from stockholders	(3,569)	(7,938)
Deferred stock-based charges	(11,692)	(97,724)
Accumulated other comprehensive loss	(3,568)	(23)
Accumulated deficit	(1,767,375)	(301,786)

Total stockholders’ equity	183,256	603,479

Total liabilities and stockholders’ equity	$615,037	$893,350

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenue (including non-cash equity charges, see note 2)	$286,759	$181,322	$62,580
Related party revenue	38,346	—	—

Total revenue	325,105	181,322	62,580
Cost of revenue (including non-cash equity charges, see note 2)	118,101	61,222	21,965

Gross profit	207,004	120,100	40,615
Operating expenses:
Sales and marketing (including non-cash equity charges, see note 2)	249,853	160,122	85,110
Product and website development (including non-cash equity charges, see note 2)	36,734	15,554	5,380
General and administrative (including non-cash equity charges, see note 2)	175,260	59,610	26,892
Amortization of intangible assets	201,358	42,868	10,192
In-process research and development	—	4,048	—
Acquisition and restructuring charges	50,503	—	—
Impairment of long-lived assets	925,094	—
Litigation settlement	—	—	8,406

Total operating expenses	1,638,802	282,202	135,980

Loss from operations	(1,431,798)	(162,102)	(95,365)
Interest income, net	10,943	23,031	2,386
Other expense, net	(44,734)	(6,982)	(28)

Net loss	(1,465,589)	(146,053)	(93,007)
Accretion of redemption value and dividends on convertible preferred stock	—	—	(2,299)

Net loss applicable to common stockholders	$(1,465,589)	$(146,053)	$(95,306)

Basic and diluted net loss per share applicable to common stockholders	$(13.64)	$(1.83)	$(2.32)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	107,433	79,758	41,142

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Notes Receivable From Stockholders	Deferred Stock-Based Charges	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 1999	—	$—	9,980	$10	$3,312	$—	$(551)	$—	$—	$(2,866)	$(95)
Reorganization (Note 1)	4,528	5	12,480	12	98,119	(1,770)	(3,230)	(10,079)	—	(60,860)	22,197
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(93,007)	(93,007)
Unrealized gain on marketable security	—	—	—	—	—	—	—	—	3,865	—	3,865

Comprehensive income (loss)	—	—	—	—	—	—	—	—	3,865	—	(89,142)

Issuance of common stock and Series F preferred stock	96	—	643	—	3,553	—	—	—	—	—	3,553
Issuance of common stock to minority interest	—	—	—	—	—	—	—	—	—	1,000	1,000
Exercise of stock options	—	—	5,959	5	12,906	—	(11,465)	—	—	—	1,446
Other notes receivable from shareholders	—	—	—	—	—	—	(1,521)	—	—	—	(1,521)
Repurchase of common stock	—	—	(2,903)	—	—	(11,906)	3,630	—	—	—	(8,276)
Issuance of common stock	—	—	660	—	15,767	—	(238)	—	—	—	15,529
Repayment from shareholder	—	—	—	—	—	—	25	—	—	—	25
Issuance of Series G preferred stock	341	—	—	—	17,007	—	—	—	—	—	17,007
Issuance of Series H preferred stock	845	1	365	—	51,433	—	—	—	—	—	51,434
Deferred stock-based charges	—	—	—	—	44,095	—	—	(50,095)	—	—	(6,000)
Stock-based charges	—	—	—	—	6,000	—	—	21,227	—	—	27,227
Accretion of Series E redemption value	—	—	—	—	(159)	—	—	—	—	—	(159)
Conversion of convertible preferred stock	(5,810)	(6)	29,050	29	(23)	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	—	—	1,625	2	5,122	—	—	—	—	—	5,124
Conversion of NAR shares	—	—	3,917	4	(4)	—	—	—	—	—	—
Issuance of common stock in initial public offering	—	—	8,050	8	145,585	—	—	—	—	—	145,593
Exercise of warrants	—	—	113	—	2,125	—	—	—	—	—	2,125
Litigation settlement	—	—	250	—	8,406	—	—	—	—	—	8,406

Balance at December 31, 1999	—	—	70,189	70	413,244	(13,676)	(13,350)	(38,947)	3,865	(155,733)	195,473
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(146,053)	(146,053)
Unrealized loss on marketable security	—	—	—	—	—	—	—	—	(4,022)	—	(4,022)
Foreign currency translation	—	—	—	—	—	—	—	—	134	—	134

Comprehensive loss	—	—	—	—	—	—	—	—	(3,888)	—	(149,941)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	1,942	2	11,512	—	—	—	—	—	11,514
Issuance of common stock for acquisitions	—	—	613	1	51,275	—	—	—	—	—	51,276
Other issuances of common stock	—	—	4,992	5	70,837	—	—	(70,798)	—	—	44
Repayment from stockholders	—	—	—	—	—	—	2,532	—	—	—	2,532
Repurchase of common stock	—	—	(471)	—	—	(2,880)	2,880	—	—	—	—
Deferred stock-based charges	—	—	—	—	31,520	—	—	(31,520)	—	—	—
Stock-based charges	—	—	—	—	—	—	—	43,541	—	—	43,541
Issuance of common stock in public offering	—	—	4,073	4	428,899	—	—	—	—	—	428,903
Effect of subsidiary equity transactions	—	—	—	—	8,337	—	—	—	—	—	8,337
Exercise of warrants	—	—	1,423	1	11,799	—	—	—	—	—	11,800

Balance at December 31, 2000	—	$—	82,761	$83	$1,027,423	$(16,556)	$(7,938)	$(97,724)	$(23)	$(301,786)	$603,479

HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Notes Receivable From Stockholders	Deferred Stock-Based Charges	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	82,761	$83	$1,027,423	$(16,556)	$(7,938)	$(97,724)	$(23)	$(301,786)	$603,479
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(1,465,589)	(1,465,589)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(3,118)	—	(3,118)
Foreign currency translation	—	—	—	—	—	—	—	—	(427)	—	(427)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,545)	—	(1,469,134)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	4,427	4	56,250	—	—	—	—	—	56,254
Issuance of common stock for acquisitions	—	—	25,200	25	887,484	—	—	(18,454)	—	—	869,055
Issuance of common stock in settlement of stock price guarantee	—	—	4,805	5	(5)	—	—	—	—	—	—
Issuance of common stock in connection with a marketing agreement	—	—	600	—	7,434	—	—	(7,434)	—	—	—
Repayment from stockholders	—	—	—	—	—	—	2,863	—	—	—	2,863
Repurchase of common stock	—	—	(374)	—	—	(1,506)	1,506	—	—	—	—
Deferred stock-based charges	—	—	—	—	2,954	—	—	(2,954)	—	—	—
Stock-based charges	—	—	—	—	5,600	—	—	39,216	—	—	44,816
Exercise of warrants	—	—	90	—	248	—	—	—	—	—	248
Reclassification to prepaid distribution expense and other assets (see note 2)	—	—	—	—	17	—	—	75,658	—	—	75,675

Balance at December 31, 2001	—	$—	117,509	$117	$1,987,405	$(18,062)	$(3,569)	$(11,692)	$(3,568)	$(1,767,375)	$183,256

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,465,589)	$(146,053)	$(93,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,427	48,622	11,579
Accretion of distribution obligation	14,812	3,909	—
Impairment of long-lived assets	925,094	—	—
Provision for doubtful accounts	29,990	3,468	1,121
Amortization of discount on notes payable	—	—	581
Stock-based charges	81,609	55,655	21,227
In-process research and development	—	4,048	—
Write-down of investments	30,744	3,400	—
Acquisition and restructuring charges	12,553	—	—
Litigation settlement	—	—	8,406
Other non-cash items	1,751	(3,565)	544
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,813)	(19,065)	(10,025)
Prepaid distribution expense	(12)	(18,204)	(3,481)
Other assets	15,806	(14,308)	(3,780)
Accounts payable and accrued liabilities	52,414	18,889	12,668
Deferred revenue	(8,418)	11,918	6,030
Deferred revenue from related parties	36,970	—	—

Net cash used in operating activities	(57,662)	(51,286)	(48,137)

Cash flows from investing activities:
Purchases of property and equipment	(61,318)	(41,132)	(3,941)
Purchases of cost and equity investments	—	(32,527)	—
Purchases of short-term investments	(86,176)	(219,862)	—
Maturities of short-term investments	147,284	146,320	—
Acquisitions, net of cash acquired	(130,100)	(42,037)	(23,845)
Other assets	(326)	—	(2,390)

Net cash used in investing activities	(130,636)	(189,238)	(30,176)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	2,862	2,532	3,655
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	56,501	23,358	1,570
Net proceeds from issuance of common and preferred stock	—	428,903	167,596
Repurchases of common stock	—	—	(11,906)
Transfer from (to) restricted cash	4,890	(103,409)	—
Repayment of notes payable	(482)	(38,575)	(4,578)
Issuance of notes receivable	(4,777)	(6,034)	(750)
Subsidiary equity transactions	—	10,943	—

Net cash provided by financing activities	58,994	317,718	155,587

Change in cash and cash equivalents	(129,304)	77,194	77,274
Cash assumed from NetSelect, Inc.	—	—	13,037
Cash and cash equivalents, beginning of period	167,576	90,382	71

Cash and cash equivalents, end of period	$38,272	$167,576	$90,382

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS:

Homestore.com, Inc., (“Homestore” or the “Company”) has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of websites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through its subsidiary, iPlace, Inc., (“iPlace”), the Company is the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), the largest Multiple Listing Services (“MLSs”), the NAHB Remodelors Council, the National Association of the Remodeling Industry (“NARI”), the American Institute of Architects (“AIA”), the Manufactured Housing Institute (“MHI”), real estate franchises, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine web sites, including America Online, Inc. (“AOL”).

Company History

Initial Business—Homestore was incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation (“InfoTouch”) with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, the Company began to develop the technology to build and operate high traffic Internet sites with content related to real estate.

The RealSelect Venture—Effective December 4, 1996, the Company entered into a series of agreements with the National Association of REALTORS® and its wholly owned subsidiary REALTORS® Information Network (together referred to as “NAR”) and several investors (the “Investors”). Under these agreements, the Company transferred its recently developed technology and certain of its assets relating to advertising the listing of residential real estate on the Internet into NetSelect, LLC (“LLC”), a Delaware limited liability corporation, in exchange for a 46% ownership interest. The Investors contributed capital to a newly formed company, NetSelect, Inc. (“NSI”). LLC received capital funding from NSI and in-turn contributed the assets, intellectual property and the NSI capital to RealSelect, Inc. (“RealSelect”), a Delaware corporation, in exchange for common stock representing an 85% ownership interest.

Also effective December 4, 1996, RealSelect entered into a number of agreements with and issued cash and RealSelect common stock representing a 15% ownership interest to NAR in exchange for the rights to operate the web site REALTOR.com® and pursue commercial opportunities relating to the listing of real estate on the Internet.

Pursuant to the agreements governing RealSelect, the Company was required to terminate its remaining activities, which were insignificant, and dispose of its remaining assets and liabilities. Accordingly, following the formation of RealSelect, NSI, LLC and the Company were only shell companies as they had no liabilities and no assets other than their respective ultimate investments in RealSelect. In addition, under the agreements, NSI was the only entity permitted to raise capital to support RealSelect which, once invested, increased NSI’s ownership interests and diluted the ownership interests of the Company and NAR.

Reorganization of RealSelect Holding Structure—Under the RealSelect agreements, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders entered into a non-substantive share exchange with and were merged into the Company (the “Reorganization”). The share exchange lacked economic substance since both the Company and NSI were shell companies for their respective investments in RealSelect, and because the respective underlying ownership interests of individual investors were unaffected. Accordingly, the non-substantive exchange was accounted for at historical cost (see Note 3).

Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of December 31, 2001, the Company had an accumulated deficit of $1.8 billion, cash and cash equivalents of $38.3 million and short-term investments of $14.2 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. The Company believes that its existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy its obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by the litigation referred to in Note 21 to its Consolidated Financial Statements included herein.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of the parent company and all of its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company’s consolidated financial statements reflect the financial position, results of operations and cash flows of Homestore, formerly InfoTouch. The consolidated financial statements following the date of the Reorganization include the accounts of RealSelect and its majority owned subsidiaries, in which the Company held a 99% ownership interest at December 31, 2001.

In connection with the sale of stock by one of the Company’s subsidiaries in 2000, the Company recorded the change in its proportionate share of the subsidiary’s equity as an equity transaction in consolidation, resulting in an increase of $8.3 million to additional paid-in capital.

Use of Estimates—The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents, Short and Long-Term Investments—All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. At December 31, 2001, the Company classified approximately $4.1 million of long-term investment as current as a result of the sale of such investments and conversion to cash

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shortly after year-end. The Company invests its excess cash in money-market funds, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.

The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the years ended December 31, 2001 and 2000, realized gains and losses were insignificant.

Restricted Cash—Restricted cash consists of cash equivalents pledged as collateral for outstanding letters of credit (see Note 21).

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short and long term investments, marketable equity security and accounts and notes receivable. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts and notes receivable.

During the year ended December 31, 2001, revenue from related party arrangements with Cendant Corporation and Real Estate Technology Trust (“RETT”) accounted for approximately 12% of the Company’s revenue (see Note 12). During the year ended December 31, 2000, no customer accounted for more than 10% of the Company’s revenue. During the year ended December 31, 1999, one customer accounted for approximately 11% of the Company’s revenue. At December 31, 2001 and 2000, no customer accounted for more than 10% of net accounts receivable.

Fair Value of Financial Instruments—The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

Prepaid Distribution—The Company has entered into various web portal distribution and preferred alliance agreements, which are being amortized ratably over the term of the agreement, generally two to five years. (See Note 21).

Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software and equipment and three to five years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

Product and Website Development Costs—Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company’s web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company had $19.5 million and $6.5 million of capitalized software costs and $3.2 million and $179,000 of accumulated amortization included in computer

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software and equipment at December 31, 2001 and 2000, respectively. There were no capitalized software costs at December 31, 1999.

Intangible and Long-Lived Assets—Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Goodwill and all other purchased intangibles are being amortized on a straight-line basis over the estimated periods of benefit ranging from three to fifteen years, except for goodwill recognized in connection with business combinations completed after June 30, 2001, which is not being amortized (see Notes 4 and 6). In addition, in connection with its formation, RealSelect made various payments and issued common stock to NAR for the right to use the REALTOR.com® trademark and domain name, the REALTOR® trademark and the exclusive rights to use the web site for real estate listings under an exclusive lifetime operating agreement. The stock issued and payments made to NAR, as well as certain milestone-based amounts subsequently earned by NAR are being amortized on a straight-line basis over the estimated period of benefit of 15 years.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. During the year ended December 31, 2001, the Company recorded an impairment charge of $925.1 million (see Note 5).

Other Investments—The Company also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations and the equity method when ownership is greater than 20% or the Company has the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company’s policy is to regularly review and monitor the companies’ operating performance, cash flow forecasts and other available information in determining whether an other-than-temporary decline in value exists. Indications of an other-than-temporary decline may include the failure to meet operating budgets and cash flow forecasts, inability to raise additional rounds of financing at or above the carrying value of the investment and changes in strategic direction or the underlying business model. If the decline in value is judged to be other-than-temporary, the basis of the security is written down to fair value and the resulting loss is charged to operations in the period in which the decline is identified and determined to be other-than-temporary. In evaluating the fair value of investments, the Company’s policy includes, but is not limited to, reviewing each of the entities’ cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends.

During the years ended December 31, 2001 and 2000, the Company recorded charges of $30.7 million and $3.4 million, respectively, related to declines in the value of its portfolio of investments determined to be other-than-temporary. These charges are included in other expense, net on the statement of operations.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company derives its revenue primarily from four sources (i) subscription revenue, which includes monthly and annual fees for real estate professionals to put their product offerings on the Company’s websites, (ii) software revenue, which includes software licenses, software development, hardware services and support services comprised of software maintenance, training, consulting and website hosting revenue, (iii) advertising revenue for running online advertising and sponsorships on the Company’s websites, and (iv) one-time service fees associated with direct marketing programs.

In general, the Company recognizes revenue related to its various services and products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Subscription revenue—Revenue from the sale of subscriptions is recognized ratably over the contractual term of the arrangement, which typically ranges from one month to one year and includes renewal options. To the extent cash is received in advance, such amounts are recorded as deferred revenue on the balance sheet.

Software revenue—The Company recognizes revenue from software transactions in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Revenue from the sale of software products is recognized upon the delivery of products and satisfaction of related Company obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. For contracts with multiple elements (e.g. delivered and undelivered products, support and other services), the Company allocates revenue to the undelivered elements of the contract based on vendor-specific objective evidence (“VSOE”) of its fair value. Any residual fees are allocated to the delivered elements and recognized in the period in which all other criteria are satisfied. This VSOE of fair value is the sales price of the element when sold separately or the renewal rate specified in the arrangement for support arrangements with terms of one year to 18 months that include customer support and unspecified software updates, upgrades and bug fixes. For arrangements in which VSOE does not exist for the undelivered element, revenue is deferred and not recognized until either VSOE is established or until delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of the Company’s proprietary and third-party licensed products. The Company recognizes revenue for these services as they are performed. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold in annual subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract.

Service and support revenues are recognized ratably over the period of the support contract. Payments for support and services are generally made in advance and are non-refundable. At the time of entering into a transaction, the Company will assess whether or not such services include the performance of significant work either to alter the underlying software or build additional complex interfaces. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, the Company will recognize the entire fee using the percentage of completion approach. The Company will estimate the percentage of completion based on an estimate of total costs incurred to date as a percentage of total costs to complete the project. The Company will recognize projects with estimated aggregate losses in the period in which such loss is reasonably estimated. For projects in which the Company is unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Revenue—the Company also sells online advertising and traditional Internet sponsorships. The terms of these arrangements are pursuant to contracts with terms varying from a few days to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based on the lesser of the impressions delivered over the total number of guaranteed impressions or ratably over the period in which the services are provided. The Company records and measures the fair value of equity received in exchange for advertising services in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” The Company recognizes revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. During the years ended December 31, 2001 and 2000, the Company entered into nine and nineteen advertising barter transactions, respectively, for which the fair value was not determinable within the limits of EITF 99-17. Accordingly, revenue was not recognized in connection with these transactions. These transactions consisted principally of the surrender of online advertising in exchange for online advertising and traditional print and broadcast media. During the years ended December 31, 2001 and 2000, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue. There was no revenue from these types of transactions during the year ended December 31, 1999.

Direct Marketing Service Fees—Revenue associated with one-time direct marketing services, such as credit reports and other informational products, is recognized upon performance, assuming no additional obligations remain and collectibility of the related receivable is reasonably assured.

The Company assesses collectibility based on a number of factors, including past transaction history and credit worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that the fees are not reasonably assured of collection, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Advertising Expense—Advertising costs are expensed as incurred and totaled $29.8 million, $18.1 million and $10.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-Based Charges—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

In November 2001, the EITF reached a consensus in EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” that an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be displayed as contra-equity by the grantor of the equity instruments. In adopting this consensus in the fourth quarter of 2001, the Company reclassified $75.7 million in previously classified contra-equity to prepaid distribution expense and other assets on the accompanying balance sheet, with no effect on net loss or net loss per share. This reclassification related to various marketing and content that were acquired by the Company through the issuance of fully vested, nonforfeitable equity instruments (see Notes 15 and 16). At December 31, 2001, a portion of these amounts was subject to impairment (see Note 5).

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2001	2000	1999

Revenue	$2,456	$6,233	$—
Cost of revenue	551	607	943
Sales and marketing	71,769	45,148	14,726
Product development	518	572	447
General and administrative	6,315	3,095	5,111

	$81,609	$55,655	$21,227

Income Taxes—Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

Net Loss Per Share—Net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short-term investments and marketable equity securities.

Segments—The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are presented consistently with the way that our management organizes and evaluates financial information for making internal operating decisions and assessing performance. Certain prior year segment information has been reclassified to conform to the current year presentation (see Note 13).

Recent Accounting Developments—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives (“goodwill”) from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is in process of evaluating the impact of adopting SFAS No. 142.

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

In February 2002, the EITF issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. This is required to be adopted no later than the first quarter of 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has elected to adopt this consensus early and the effect on the years ended December 31, 2001 and 2000 was to reduce previously reported revenue and expense by $4.7 million and $7.2 million, respectively, with no effect on net loss or net loss per share. There was no effect on the year ended December 31, 1999.

Reclassifications—Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2001 presentation.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    REORGANIZATION OF REALSELECT:

As described in Note 1, on February 4, 1999, RealSelect was reorganized through a non-substantive exchange of the Company’s capital stock for all of the outstanding capital stock of NSI, including the assumption of warrants and options to acquire common stock. Accordingly, the Company issued the following capital stock to NSI stockholders in exchange for an equivalent number of shares (in thousands, unaudited):

Common stock	12,480
Series A convertible preferred stock	1,378
Series B convertible preferred stock	191
Series C convertible preferred stock	614
Series D convertible preferred stock	681
Series E redeemable convertible preferred stock	325
Series F convertible preferred stock	1,664
Options to purchase common stock	6,560
Warrants to purchase common stock	775
Warrants to purchase preferred stock	5

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the exchange did not affect the economic interests of NSI and Company stockholders, the Reorganization has been accounted for as a combination of the historical assets and liabilities of the two individual companies at February 4, 1999. At the date of the Reorganization, NSI assets, liabilities and stockholders’ equity were as follows (in thousands):

February 4, 1999
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,037
Other current assets	8,952

Total current assets	21,989
Prepaid distribution expense	7,072
Property and equipment, net	2,373
Intangible assets, net	19,463
Other	286

$51,183

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,473
Deferred revenue	6,065
Current portion of notes payable	1,746

Total current liabilities	20,284
Notes payable	3,265

Total liabilities	23,549

Redeemable convertible preferred stock	4,963

Convertible preferred stock	5
Common stock	2
Additional paid-in capital	98,129
Treasury stock at cost	(1,770)
Notes receivable from stockholders	(3,230)
Deferred stock charges	(10,079)
Accumulated deficit	(60,386)

Total stockholders’ equity	22,671

$51,183

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    ACQUISITION COSTS AND RESTRUCTURING CHARGES

Acquisition Costs

In connection with the acquisition of the Move.com Group (see Note 6), the Company reviewed its operations and implemented a plan to restructure various components of the acquired operations. As part of the restructuring, the Company accrued an acquisition liability of approximately $13.4 million, related to estimated costs to exit and consolidate certain operating activities of the Move.com Group, as well as costs to terminate and relocate employees. These amounts were recognized as liabilities assumed in a purchase business combination and thus accounted for as additional purchase price. At December 31, 2001, the purchase price allocation related to the Move.com Group had been finalized.

The acquisition liability was comprised of $9.8 million in exit costs related to contractual obligations with no future benefits to the combined operations as the services were redundant, $2.7 million in termination benefits related to a work force reduction of approximately 170 employees and approximately $900,000 in costs incurred in connection with the shut-down of various facilities. At December 31, 2001, all restructuring costs have been paid with no related liabilities remaining.

Also related to the acquisition of the Move.com Group, the Company incurred acquisition and reorganization charges of $6.5 million that did not meet the criteria for capitalization as a component of purchase price. These charges were expensed as incurred, included in acquisition and restructuring charges on the statement of operations and comprised primarily of stay bonuses and severance payments of $3.6 million, and facilities shutdown costs of $1.9 million.

Restructuring Charges

During the second quarter of 2001, the Company incurred a charge of $8.2 million related to the dissolution of one of the Company’s subsidiaries and included in acquisition and restructuring charges in the statement of operations. Included in these charges were severance and other payroll-related expenses of $1.1 million associated with the reduction in workforce of approximately 70 employees, facilities shutdown costs of $1.2 million and other dissolution costs of approximately $485,000. In addition, the Company entered into a release agreement and made a one-time settlement payment of $5.4 million to minority shareholders. At December 31, 2001, all costs have been paid with no liabilities remaining.

In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and to implement a new management structure to more efficiently serve its customers. The plan included the unwinding of the Company’s newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations. The Company substantially completed implementation of the plan by the end of the first quarter of 2002.

As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with the Company were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions, of which approximately 450 were terminated prior to December 31, 2001.

In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which is included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company; and (iv) non-cash write-offs of $2.9 million in other assets related to exited activities. The Company’s estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company estimates that it will sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, due to recent declines in the demand for office space, there is no assurance that the Company will be able to sublease the office space at the estimated date or for the estimated rate.

A summary of activity related to the fourth quarter restructuring charge is as follows (in thousands):

	Employee termination benefits	Lease obligations and related charges	Asset write-offs	Contractual obligations	Total
Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	$2,853	$12,645	$—	$5,592	$21,090

With the exception of payments associated with the San Francisco office lease commitment, substantially all of the remaining restructuring liabilities at December 31, 2001 will be paid in 2002.

5.    IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2001, the Company identified a number of factors indicating a potential impairment of its long-lived assets, primarily related to goodwill and identifiable intangible assets associated with various business combinations completed over the past three years (see Note 6). Specific events and changes in circumstances indicating a potential impairment include the following: a significant decline in the fair market value of the Company’s common stock in the fourth quarter of 2001; the Company’s net book value significantly exceeded the Company’s market value; the underperformance of certain acquisitions following their integration relative to original projections; lower projected operating results for fiscal 2002 and beyond compared to earlier forecasts based on a realignment of the Company’s business in the fourth quarter of 2001; significant turnover in key management positions in the fourth quarter of 2001; the loss of certain key customer relationships coupled with the renegotiation of certain existing arrangements; significant declines in actual and projected advertising and software license revenues; and a sustained decline in valuations for Internet sectors.

The culmination of these events and changes in circumstances in the fourth quarter of 2001 resulted in significant operational and financial restructuring efforts that will continue into fiscal 2002. These efforts include significant reductions in the Company’s workforce, facility closures and revisions to the Company’s management structure and overall strategic direction (see Note 4). These events and changes in circumstances have, and are expected to continue to have, an adverse effect on operating results and liquidity as the Company implements its restructuring plans.

The evaluation of these events and changes in circumstances indicated that the carrying value of the Company’s long-lived assets may not be recoverable. Accordingly, asset impairment tests were performed at the

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lowest level for which separately identifiable cash flows exist. The impairment tests were performed by comparing the expected undiscounted cash flows over the estimated useful lives of the related assets, plus a terminal value for future cash flows, to the carrying amount of goodwill, identifiable intangible assets and other long-lived assets initially recorded in connection with various business combinations. As a result of these comparisons, long-lived assets relating primarily to the Company’s acquisitions of the Move.com Group, iPIX, Homefair, SpringStreet, HomeWrite, WyldFyre, the Hessel Group and Homestyles were determined to be impaired.

The amount of impairment loss recognized was measured based on the amount by which the carrying amount of the asset exceeded the fair value of the asset. With the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 12.5% to 25%. The discount rate utilized was based upon the Company’s weighted average cost of capital adjusted for the risks associated with its operations. Cash flows were prepared primarily by business unit, which represented the lowest level of separately identifiable cash flows. Assumptions used in measuring impairment reflect management’s best estimates of future operating results and related cash flows, the most significant of which are summarized as follows: revenue assumptions were based primarily on factors including customer churn and growth rates, number of customers/subscribers, price increases, number of apartment listings, and number of impressions; operating expense assumptions were based primarily on a combination of expected percentage of revenues and estimated year over year growth; working capital adjustments were based on estimated working capital needs to support growth in the business; and estimates of capital expenditures were based on management’s best estimates.

The Company’s impairment analysis resulted in a charge of $925.1 million in the fourth quarter of 2001, comprised of impairments of $659.1 million to goodwill, $94.6 million to identified intangible assets, $36.4 million to property and equipment and $135.0 million primarily related to non-current prepaid distribution expense.

6.    ACQUISITIONS:

SpringStreet

In June 1999, the Company acquired SpringStreet, Inc. (“SpringStreet”), a leading provider of online listings of homes for rent, for common stock and convertible preferred stock equivalent to an aggregate of 5,309,058 shares of common stock. The acquisition costs aggregated approximately $51.7 million and were based on the privileges and preferences of the shares issued in the transaction relative to the value received by the Company in its April 1999 Series G financing and certain acquisition expenses. The SpringStreet acquisition was accounted for using the purchase method of accounting. The excess of total purchase consideration over net tangible assets acquired of $41.3 million has been allocated to goodwill and other purchased intangible assets which are being amortized on a straight-line basis over estimated lives ranging from three to five years.

Homefair

In October 1999, the Company acquired The Homebuyer’s Fair, Inc., National School Reporting Services, Inc., The Center for Mobility Resources, Inc. and FAS-Hotline, Inc., collectively Homefair, one of the largest moving and relocation sites on the Internet, for $35.8 million in cash and other acquisition related expenses, a $37.5 million note payable and 250,000 shares of common stock, with an estimated fair value of $11.2 million, for a total aggregate purchase price of $83.7 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $83.3 million has been allocated to goodwill and other purchased intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WyldFyre

In March 2000, the Company acquired WyldFyre Technologies, Inc. (“WyldFyre”), a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired in-process research and development (“IPR&D”) upon completion of the purchase price valuation by a third party.

Top Producer

In May 2000, the Company acquired Top Producer Systems, Inc. (“Top Producer”), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash and 473,538 shares of its common stock with an estimated fair value of $12.1 million. The shares vest over a three-year period and are contingent upon the Top Producer’s chief executive officer’s employment over a three-year period, and accordingly, the value of such shares has been recorded in deferred stock-based charges. An additional amount of approximately $9.9 million may also be paid as contingent consideration in connection with the acquisition of Top Producer if certain defined performance targets are met during the years ending December 31, 2002 through December 31, 2004. Payments made for annual targets may be made in either cash or stock at the option of the Company. The selling stockholders have earned approximately $5.0 million in contingent consideration for meeting performance targets related to the years ended December 31, 2000 and 2001. All earned amounts will be paid in stock subsequent to year end. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $27.3 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party.

The Hessel Group

In September 2000, the Company acquired The Hessel Group (“THG”), a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of THG’s option plan consisting of 135,421 options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $19.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of five years.

iPIX

In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation (“iPIX”), a leading provider of dynamic imaging services for the Internet, for $7.1 million in cash and a note in the amount of $2.3 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired and liabilities assumed of approximately

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.7 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets over five years. The results of operations for iPIX for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

Computers for Tracts

In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. (“CFT”), a leading provider of sales force automation and warranty request management solutions, for approximately $4.5 million in cash and 162,850 shares of the Company’s common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. The results of operations for CFT for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

HomeWrite

In February 2001, the Company acquired all of the outstanding shares of HomeWrite, Inc. (“HomeWrite”), an application service provider for cataloging home warranty information, in exchange for 196,549 shares of the Company’s common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $11.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for HomeWrite for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

Homebid

In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. (“Homebid”), an application service provider that allows real estate professionals to manage, offer and negotiate home sales over the Internet, for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired amounting to approximately $2.5 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for Homebid for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

Move.com

In February 2001, the Company acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares (see Note 12).

Homestyles

In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. (“Homestyles”), a leading magazine publisher specializing in new home designs and project plans, for approximately $14.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been preliminarily allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $15.2 million has been preliminarily allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. The results of operations for Homestyles for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.

iPlace

In August 2001, the Company acquired all the outstanding shares of iPlace, Inc. (“iPlace”) in exchange for approximately 3.5 million shares of the Company’s common stock valued at $80.3 million, $73.0 million in cash and the assumption of 1.1 million outstanding stock options with an estimated incremental fair value of $16.3 million.

iPlace is a leading provider of online credit and neighborhood information to real estate professionals and consumers. The primary reasons for the acquisition was the expansion of our product offerings to our core real estate professionals and to market to consumers online credit information. Goodwill was generated in this purchase as a result of a growing, profitable business model with multiple bidders.

The acquisition has been accounted for using the purchase method and the results of operations have been included in the consolidated financial statements since the date of acquisition. In accordance with SFAS No. 141, the Company is not amortizing goodwill recognized in connection with this acquisition. The acquisition cost has been preliminarily allocated to assets acquired based on their respective fair values and resulted in excess purchase consideration over the net tangible assets acquired of approximately $191.7 million. With the assistance of outside valuation specialists, the Company has allocated the excess purchase price to goodwill and other intangible assets, resulting in $153.8 million in goodwill and $37.9 million in intangible assets subject to amortization. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years, with a weighted-average amortization period of 5.6 years, and include an allocation of $19 million to distribution network, $6 million to subscriber list, $4.7 million to existing technology, $3.2 million to customer contracts, $2.6 million to non-compete agreements and $2.4 million to trademark and trade names.

Agreement to Sell ConsumerInfo division of iPlace

In March 2002, the Company entered into an agreement to sell its ConsumerInfo division for $130 million in cash. The Company expects the transaction to close in the second quarter 2002 and will use the net proceeds to continue to fund its operations. The Company expects to receive net proceeds of approximately $115 million after transaction fees and partial escrow. However, on March 26, 2002, MemberWorks, one of the former owners

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of iPlace, obtained a court order requiring the Company to set aside $58 million of the purchase price against a potential claim MemberWorks has against the Company. The remaining $57 million will be available to the Company to fund its ongoing operations until the dispute with MemberWorks is resolved.

The following condensed balance sheet data represents the fair value assigned to each major asset and liability category upon acquisition:

Estimated fair values (in thousands):

Current assets	$3,927
Property and equipment, net	1,641
Goodwill	153,750
Intangible assets	37,900
Other assets	515

Total assets	$197,733

Current liabilities	$8,395
Deferred revenue	19,784

Total liabilities	$28,179

The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group and iPlace as if they had occurred at the beginning of each period. This excludes the acquisitions of all other companies in 2001 and 2000 since the pro forma effects of those transactions are immaterial for all periods presented and therefore, are not included in the pro forma information (in thousands, except per share amounts):

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(Unaudited)	(Unaudited)
Revenue	$367,049	$306,460
Net loss	$(1,515,002)	$(429,928)
Net loss per share applicable to common stockholders:
Basic and diluted	$(13.48)	$(4.11)
Weighted average shares	112,365	104,599

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

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To determine the value of IPR&D, the expected future cash flows, including costs to achieve technological feasibility, were discounted at a rate of 28%, taking into account risks associated with timely development and roll-out of the Company’s in-process products, as well as strong growth and profit margins. At the acquisition date, it was estimated that the seven projects under development ranged from 5% to 81% complete. At the time of the valuation, these projects were expected to be completed within twelve months.

7.    SHORT-TERM INVESTMENTS:

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes	$9,100	$—	$204	$8,896
Debt securities	5,271	23	—	5,294

Short-term investments	$14,371	$23	$204	$14,190

Marketable equity securities	$5,527	$—	$3,095	$2,432

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments (commercial paper)	$75,334	$—	$39	$75,295

Marketable equity security	$365	$—	$118	$247

The contractual maturities of available-for-sale debt securities at December 31, 2001 and 2000 are within one year. Marketable equity securities consist of equity instruments of publicly-held companies at December 31, 2001 and 2000.

8.    PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Computer software and equipment	$28,670	$30,950
Furniture, fixtures and office equipment	6,213	4,962
Leasehold improvements	5,931	15,332
Machinery and equipment	1,766	—
Land and building	5,086	—

	47,666	51,244
Less: accumulated depreciation	(2,907)	(7,761)

	$44,759	$43,483

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $25.1 million, $5.5 million and $1.4 million, respectively. See Note 5 for the impact of the impairment charge in 2001.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INTANGIBLE ASSETS:

Intangible assets consist of the following (in thousands):

	December 31,
	2001	2000
Purchased content	$15,604	$64,680
Goodwill	109,879	117,160
Porting relationships	1,728	10,000
Purchased technology	17,662	21,580
NAR operating agreement	1,578	7,405
Other	126,279	30,072

	272,730	250,897
Less: accumulated amortization	(21,959)	(56,623)

	$250,771	$194,274

See Note 5 for the impact of the impairment charge in 2001.

10.    OTHER ASSETS:

Other current assets consist of the following (in thousands):

	December 31,
	2001	2000
Deferred selling and marketing expense	$9,622	$2,756
Other	34,121	13,954

	$43,743	$16,710

Other assets consist of the following (in thousands):

	December 31,
	2001	2000
Cost and equity investments	$—	$41,931
Other	6,645	4,908

	$6,645	$46,839

See Note 2 for the writedown in fair value as a result of other-than-temporary declines in value and Note 5 for impairment charge in 2001.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    ACCRUED LIABILITIES:

Accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Accrued payroll and related benefits	$23,905	$16,705
Accrued distribution fees	954	5,576
Accrued royalties	4,502	11,161
Accrued restructuring charges	21,090	—
Accrued professional fees	12,916	485
Other	48,334	11,135

	$111,701	$45,062

12.    RELATED-PARTY TRANSACTIONS:

In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant Corporation (“Cendant”) valued at $745.7 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company’s common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares. The acquisition of the Move.com Group has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $770.4 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of the assets ranging from two to fifteen years.

In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $38.3 million related to these transactions was recognized in 2001. This revenue was reported separately as revenue from related parties in these financial statements. There were no revenues from Cendant or RETT in 2000 or 1999. It is not practical to separately determine the costs of such revenues. As of December 31, 2001, the Company had received approximately $83.3 million of cash and had recorded deferred revenue of approximately $37 million related to these agreements. This deferred revenue will be recognized over the next two years.

The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s-length and on a discrete basis for each of the various products

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized realtor productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, the Company may have to negotiate renewal terms with the individual real estate professionals.

During the year ended December 31, 1999, the Company issued promissory notes to employees of the Company totaling $13.0 million for the exercise of stock options and related expenses. These notes are full recourse, collateralized by the Common Stock of the Company and bear a weighted average interest of 5.13% per annum. During 2001 and 2000, the Company received payments, including accrued interest, of approximately $2.9 million and $2.5 million in connection with the issuance of these notes. Additionally, the Company reacquired 373,959 and 471,007 shares of unvested common stock at their original issuance price during 2001 and 2000, in exchange for the cancellation of the related promissory notes in the amount of approximately $1.5 million and $2.9 million, respectively. The outstanding balance of employee notes, including accrued interest, amounted to $3.6 million at December 31, 2001, of which $3.3 million was collected subsequent to December 31, 2001.

In March 1999, NAR received shares of RealSelect common stock convertible into 297,620 shares of Company common stock in satisfaction of certain obligations under the NAR operating agreement totaling $1.0 million.

13.    SEGMENT INFORMATION:

During the first quarter of 2001, and in connection with the acquisition of the Move.com Group, the Company revised the structure of its internal organization and reporting in order to further disaggregate its businesses by primary service category, which had expanded significantly as a result of the Company’s acquisition and product development strategies. As a result, the Company’s reportable segments were changed to reflect revisions in the manner in which management organizes and evaluates internal financial information. The Company’s current segment reporting is comprised of three principal business segments consisting of (i) Professional subscriptions, (ii) Advertising and (iii) Other, which consists of newly acquired companies in 2001, primarily engaged in the direct marketing business. Our Professional subscriptions segment is comprised of REALTOR.com®, Homebuilder.com™, Homestore™ Apartments and Rentals, iPIX, eNeighborhoods and other real estate businesses. Our Advertising segment consists primarily of advertising and sponsorship revenue that run on our proprietary websites. Our Other segment includes the Welcome Wagon, iPlace and Homestyles divisions. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions. Segment information for the year ended December 31, 2000 and 1999 has been revised to conform to our current segment presentation.

For internal reporting purposes, the Company does not allocate certain significant operating expenses among segments, including: marketing expenses, such as Internet portal distribution and off-line branding; new product development costs; web site design and maintenance; listings content aggregation; customer care and sales operations; billing and collections; data center hosting costs; corporate expenses, such as finance, legal, internal business systems, and human resources; depreciation of property and equipment; amortization of intangible assets; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not allocated to segments for internal reporting purposes. Substantially all of the Company’s operating results and long-lived assets are in the United States.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Revenue:
Professional subscriptions	$199,293	$119,879	$42,963
Advertising	46,422	61,443	19,617
Other	79,390	—	—

	325,105	181,322	62,580

Cost of revenue and operating expenses:
Professional subscriptions	131,270	65,253	63,872
Advertising	42,891	16,029	3,518
Other	62,461	—	—
Unallocated	1,520,281	262,142	90,555

	1,756,903	343,424	157,945

Loss from operations	$(1,431,798)	$(162,102)	$(95,365)

Revenue from professional subscriptions for the year ended December 31, 2001 included $38.3 million of revenue from related parties. There were none in fiscal 2000. The Company’s Welcome Wagon business constitutes $49.2 million of revenue and $35.4 million of expense, respectively, of those amounts included in the “other” classification for the year ended December 31, 2001.

The Company has one customer within its professional subscriptions segment, representing approximately 19% of that segment’s revenue for the year ended December 31, 2001.

14.    STOCK PLANS:

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

In connection with the Reorganization, the Company assumed the NSI 1996 Stock Incentive Plan (the “1996 Plan”) which provides for the grant of options to purchase up to 10,000,000 common shares. Under the terms of the plan, options and other equity incentive awards may be granted to employees, officers, directors and consultants at the then-current market value of the Company’s common shares, as determined by the Board of Directors. Options granted generally vest over four years, 25% for the first year and monthly thereafter over the remaining three years, and expire ten years after the date of grant.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 1999, the Board of Directors adopted, and in March 1999 the Company’s stockholders approved, the 1999 Equity Incentive Plan (the “1999 Plan”) to replace the 1996 Plan. The 1999 Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The total number of shares of common stock reserved for issuance under the 1999 Plan is equal to that number previously reserved and available for grant under the 1996 Plan. The Company will not issue new options under the 1996 Plan. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (the “SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceeding December 31; provided, however, that it does not exceed 20 million shares. In accordance with the provisions of the 1999 Stock Incentive Plan, the number of options available for grant was increased by 3,158,509 shares in January 2000.

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

The following table summarizes the activities under the option plans (including the InfoTouch, SpringStreet, and THG options) for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 1999	6,375	$ 0.05 to $1.60	$0.91
SpringStreet options assumed	719	0.36 to 9.83	3.36
Granted	10,214	2.00 to 69.63	13.52
Exercised	(5,967)	0.05 to 9.83	2.20
Cancelled	(1,072)	0.30 to 50.50	4.29

Outstanding at December 31, 1999	10,269	0.06 to 69.63	12.60
The Hessel Group options assumed	135	36.00 to 47.13	39.77
Granted	7,483	16.63 to 89.25	34.98
Exercised	(1,708)	0.30 to 34.50	4.44
Cancelled	(1,954)	0.36 to 89.25	25.16

Outstanding at December 31, 2000	14,225	0.06 to 89.25	23.79
Move.com Group options assumed	2,929	12.72 to 25.23	20.85
iPlace options assumed	1,124	0.02 to 14.16	10.86
Homewrite options assumed	196	29.88 to 29.88	29.88
Granted	7,011	16.57 to 34.96	25.18
Exercised	(4,130)	0.02 to 34.50	12.39
Cancelled	(6,697)	0.30 to 89.25	28.11

Outstanding at December 31, 2001	14,658	$0.02 to $89.25	$24.16

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NSI options granted during the years ended December 31, 1997 and 1998 and options granted by the Company during the year ended December 31, 1999 resulted in total compensation of $1.0 million, $9.5 million and $13.4 million, respectively, and were recorded as deferred stock compensation in stockholders’ equity. This deferred compensation represented the difference between the deemed fair value of the Company’s common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation is included in cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statement of operations over the related vesting period of the options. Common stock available for future grants as of December 31, 2001 was 71,391 shares.

Additional information with respect to the outstanding options at December 31, 2001 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Prices:	Number of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price
$ 0.02 to 1.60	511	5.6	$1.14	424	$0.02
$ 2.00 to 3.57	113	3.4	2.48	98	2.42
$ 5.47 to 8.20	383	6.1	6.65	305	6.62
$ 8.86 to 9.83	1,959	6.7	9.01	1,454	9.01
$13.73 to 20.00	1,908	8.5	15.87	520	15.68
$23.75 to 34.50	8,060	8.1	26.99	2,339	27.98
$36.00 to 54.00	1,406	8.2	43.05	530	44.19
$68.38 to 89.25	318	6.6	77.62	160	76.48

$ 0.02 to 89.25	14,658	7.8	$24.16	5,830	$21.46

The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2001, 2000 and 1999, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999
Net loss applicable to common stockholders:
As reported	$(1,465,589)	$(146,053)	$(95,306)
Pro forma	$(1,558,977)	$(218,888)	$(104,669)
Net loss per share-basic and diluted:
As reported	$(13.64)	$(1.83)	$(2.32)
Pro forma	$(14.51)	$(2.74)	$(2.54)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Year Ended December 31
	2001	2000	1999
Risk-free interest rates	5%	6%	6%
Expected lives (in years)	4	4	5
Dividend yield	0%	0%	0%
Expected volatility	115%	100%	85%

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted prior to the Company’s initial public offering were valued using the minimum value method and therefore volatility was not applicable. The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 was $18.87 and $25.47, respectively. The weighted-average fair value of options granted during the year ended December 31, 1999 was $23.21 and $0.97 for option grants with an exercise price equal to and below the fair value of the underlying common stock, respectively. The total number of shares exercisable were 5.8 million, 4.6 million and 144,000 at December 31, 2001, 2000 and 1999, respectively. The average exercise price at those dates were $21.46, $10.36 and $3.54, respectively.

During 2000, the Company accelerated the vesting for five employees and remeasured the value of these options under the intrinsic value model of FIN 44. In connection with the separation from employment of two employees in the third and fourth quarters of 2001, the Company recorded charges of approximately $1.4 million and $2.1 million, respectively, representing the proportional value of the vested options that would not have vested under the original term of the award at the termination date. Additionally, in 2001, the Company accelerated the vesting of 246,797 options related to various terminations of other employees. The difference in the exercise price of such options and the fair market value of the underlying common stock at the date of modification resulted in non-cash charges amounting to approximately $2.1 million. During 2001, $2.1 million and $3.5 million have been included in sales and marketing expense and general and administrative expense, respectively, in the statement of operations related to these modifications.

Employee Stock Purchase Plan

In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the initial aggregate number of shares of stock that may be issued is 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to one-half of one percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan shall not exceed 5,000,000 shares. In January 2000, the amount available under the plan was increased by 413,806. Employees can choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the plan. The first offering period started on August 1, 1999. During 2001 and 2000, the Company issued 296,173 and 230,590 shares of common stock under the ESPP at a weighted issuance price of $16.18 and $17.54 per share, respectively.

15.    WARRANTS:

In connection with the Reorganization, the Company assumed warrants to purchase common stock. The warrants issued can be converted at the election of the holder, without the payment by the holder of any additional consideration, into shares of the Company’s common stock having a value equal to the fair market value of the total number of shares subject to the warrant less the exercise price for that number of shares. The following describes the terms of and accounting for the warrants assumed in the Reorganization and issued subsequently.

In connection with entering into a web portal distribution agreement in April 1998, the Company issued warrants to purchase 792,752 shares of the Company’s common stock at a weighted average exercise price of $7.00 per share. The Company incurred a total charge of $12.6 million which was amortized to sales and marketing expense over the term of the distribution agreement, approximately two years. In August 1999, warrants to purchase 107,527 shares of common stock were exercised at an exercise price of $18.60 per share.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2000, warrants to purchase 665,064 shares of the Company’s common stock were exercised at a weighted average exercise price of $4.46 per share.

In February 1999, the Company closed a private equity offering to real estate brokers under the Company’s Broker Gold program. The Company also issued warrants to purchase up to 364,110 shares of its common stock with an exercise price of $20.00 per share. All warrants issued are fully-vested, non-forfeitable and are immediately exercisable. The Company incurred a non-cash charge of approximately $4.1 million which is being recognized as expense over the remaining term of the initial two-year Broker Gold program agreements. Through the year ended December 31, 2001, warrants to purchase 197,149 shares of the Company’s common stock were exercised.

In August 1999, in connection with a marketing agreement, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The Company incurred a non-cash charge of $3.5 million which is being recognized over the two-year term of the marketing agreement. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable upon the closing of the IPO. These warrants were exercised in July 2000.

In October 1999, in connection with a marketing agreement, the Company issued warrants to purchase 119,048 shares of the Company’s common stock at an exercise price of $42.00 per share. The Company incurred a non-cash charge of $1.1 million which is being recognized over the two-year term of the marketing agreement. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. These warrants expired in April 2000.

Throughout 1999, the Company issued warrants to purchase 910,844 shares of common stock at a weighted average price of $21.18 per share to Multiple Listing Services (“MLS”) that agreed to provide their real estate listings to us for publication on the Internet on a national basis. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreement, approximately one to two years. Through the year ended December 31, 2001, warrants to purchase 368,859 shares of the Company’s common stock were exercised at a weighted average exercise price of $20.00 per share.

In February 2000, the Company issued warrants to purchase 470,089 shares of the Company’s common stock at an exercise price of $66.50 per share to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. During the year ended December 31, 2001, warrants to purchase 33,780 shares of common stock were exercised.

In March 2000, in connection with a marketing agreement, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a non-cash charge of $5.0 million which is being recognized over the one-year term of the marketing agreement. The warrants expired unexercised during 2001.

Throughout 2000, the Company issued warrants to purchase 30,739 shares of the Company’s common stock at a weighted average price of $85.45 per share to Multiple Listing Services (“MLS”) that agreed to provide their real estate listings to the Company for publication on the Internet on a national basis. All warrants issued were

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $1.8 million which is being recognized as expense over the term of the applicable MLS agreement, approximately two to three years. In October 2001, the Company reduced the exercise price of the warrants to $27.95, and recognized an additional $3.0 million charge which is being recognized over the remaining term of the agreement.

The Company recognized $18.9 million, $27.3 million and $8.7 million in stock-based charges for the years ending December 31, 2001, 2000 and 1999, respectively, in connection with the issuance of warrants. At December 31, 2001, warrants to purchase 1,250,443 shares of common stock were outstanding with a weighted-average exercise price of $41.93.

16.    CAPITALIZATION:

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

Convertible preferred stock immediately prior to the initial public offering on August 4, 1999 was composed of the following (in thousands):

	Shares		Liquidation Amount
	Authorized	Outstanding
Series A	1,647	1,378	$4,561
Series B	353	191	1,379
Series C	614	614	5,054
Series D	681	681	10,991
Series F	2,100	1,760	44,686
Series G	341	341	17,231
Series H	845	845	42,358
Undesignated	3,094	—	—

	9,675	5,810	$126,260

On August 4, 1999, the Company completed its initial public offering of common stock. At that time, all issued and outstanding shares of the Company’s convertible preferred stock, except for one share of Series A preferred stock issued to NAR in connection with its governance rights, were converted into an aggregate of 29,049,369 shares of common stock.

Immediately prior to the initial public offering, the holders of the convertible preferred stock had the following rights:

Voting—Each share of convertible preferred stock has a number of votes equal to the number of shares of common stock then issuable upon its conversion. The convertible preferred stock generally votes together with the common stock and not as a separate class.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends—The holders of each series of convertible preferred stock are entitled to receive dividends when, as and if declared by the Board of Directors at a rate of 6.5% of the respective issuance price per share per annum. The holders of Series D and Series F are entitled to receive cumulative dividends in preference to the holders of Series A, Series B, and Series C preferred stock and Series E redeemable convertible preferred stock and the common stock. In the event of a public offering of the Company’s equity securities meeting certain minimum size requirements and timing, as defined in the Certificate of Incorporation, dividends declared, if any, will not be payable and will lapse. The holders of the Series D and Series F convertible preferred stock are entitled to dividends at their stated rate whether or not earned which are payable upon conversion provided the Company’s public offering does not meet certain minimum size requirements and timing. Accordingly, the Company has recorded accretion from the date of the Reorganization of $2.3 million for the year ended December 31, 1999 related to the Series D and Series F dividends. No dividends have been declared or paid since inception.

Liquidation—In the event of any liquidation or winding up of the Company, the holders of each series of convertible preferred stock will be entitled to receive, in preference to the holders of common stock, any distribution of assets of the Company equal to the sum of the respective issuance price of such shares plus any accrued and unpaid dividends. The holders of Series D and Series F are entitled to receive any distribution of assets of the Company before the holders of Series A, Series B, and Series C convertible preferred stock and Series E redeemable convertible preferred stock. The holders of Series A, Series B, Series C and Series E preferred stock are also entitled to receive an amount equal to the dividend rate (6.5%) accruing on a quarterly basis on the last day of each calendar quarter for the period from the respective date of issuance of such shares to the date of liquidation.

After the full liquidation preference on all outstanding shares of convertible preferred stock has been paid, any remaining funds and assets of the Company will be distributed pro rata among the holders of the common stock.

Redemption—If a liquidation or initial public offering has not occurred by June 30, 2002, the holders of Series E redeemable convertible preferred stock are entitled to a redemption out of the assets of the Company equal to the Series E liquidation preference. The Company recorded accretion from the date of the Reorganization of $154,000 for the year ended December 31, 1999 related to the Series E redeemable convertible preferred stock redemption value.

Conversion—Each share of convertible preferred stock is convertible at the holder’s option at any time into common stock, according to a ratio which is five-for-one, subject to adjustment for dilution. Each share of convertible preferred stock automatically converts into common stock at the then applicable conversion rate for each upon (i) the closing of an underwritten public offering pursuant to which the post-closing enterprise value is at least $300 million of Company stock at a price of at least $9.97 per share, (ii) the consent of at least two-thirds of the outstanding preferred stock, or (iii) as to each series of convertible preferred stock, upon the date that less than 100 shares of such series are outstanding.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 10, 1999, the Company amended its Certificate of Incorporation to authorize the Company to issue two classes of shares which are designated as common stock, $0.001 par value per share, and preferred stock, $0.001 par value per share. The total number of shares the Company is authorized to issue is 500 million shares of common stock and 10 million shares of preferred stock. At December 31, 2000, the Company had authorized the issuance of one share of Series A preferred stock. At December 31, 2000, one share of Series A preferred stock was issued and outstanding and held by NAR. The holder of Series A preferred stock has the following rights:

Voting—Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders’ meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A preferred shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A preferred is entitled to elect one director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A preferred, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the Series A preferred stock. The provisions dealing with preferred stockholders rights included in the Certificate of Incorporation may not be amended without the approval of the holder of the Series A preferred stock.

Dividends—In each calendar year, the holder of the Series A preferred is entitled to receive, when, as and if declared by the Board, non-cumulative dividends in an amount equal to $0.08 per share (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this section for the Series A preferred have been paid or declared and set apart in any calendar year of the Company, the holder of Series A preferred shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

Liquidation—In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A preferred is entitled to receive, prior and in preference to any payment or distribution on any shares of common stock, an amount per share equal to $1.00 per share of Series A preferred. After payment of such amount, any further amounts available for distribution shall be distributed among the holders of common stock and the holders of preferred stock other than Series A preferred, if any, entitled to receive such distributions.

Redemption—Upon the earlier to occur of (i) termination of that certain operating agreement dated November 26, 1996, as the same may be amended from time to time (the “operating agreement”), or (ii) National Association of REALTORS® (“NAR”) ceases to own at least 149,778 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, among NAR, NetSelect and NetSelect, LLC, or the Trademark License dated as of November 26, 1996, by and between NAR and RealSelect, at any time thereafter the Company may, at the option of the Board, redeem the Series A preferred. The redemption price for each share of Series A preferred shall be $1.00 per share.

Conversion—Each share of Series A preferred stock shall automatically be converted into one share of common stock upon any sale, transfer, pledge, or other disposition of the share of Series A preferred to any person or entity other than the initial holder of such share of Series A preferred, or any successor by operation of law that functions as a non-profit trade association for REALTORS® under Section 501(c)(6) of Internal Revenue Code of 1986, as amended, that owns the REALTOR® trademark, or any wholly-owned affiliate of such holder as long as the holder continues to own such affiliate.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repurchase of Common Stock

In February 1999, the Company repurchased 2,903,865 shares of common stock for $11.9 million.

During 2001 and 2000, the Company repurchased 373,959 and 471,007 shares of common stock for approximately $1.5 million and $2.9 million in exchange for the cancellation of notes payable to the Company of equal value.

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

In March 2000 and May 2000, in connection with acquisitions of WyldFyre Technologies, Inc. and Top Producer Systems Inc., the Company issued 1,062,964 shares of the Company’s common stock (see Note 6).

In March 2000, in connection with a marketing agreement, the Company issued 1,085,271 shares of the Company’s common stock and a stock price guarantee to Budget Group, Inc. The estimated fair value of $70.0 million is being recognized as sales and marketing expense over the ten-year term of the marketing agreement. In October 2001, the Company issued approximately 4.8 million additional shares of Company stock in exchange for the cancellation and full settlement of the stock price guarantee (see Note 21).

In April 2000, in connection with a distribution agreement, the Company issued 3,894,343 shares of the Company’s common stock to AOL (see Note 21).

In January 2001, the Company issued 600,000 shares of its common stock in connection with a five-year marketing and distribution agreement, the fair value of which was $11.1 million on the date of issuance. Concurrently, the Company also entered into a marketing and web services agreement with this same party for $15.0 million in cash which is payable to the Company over the five-year term of the agreement. The Company is recording these transactions over the five-year term of the agreements on a net revenue basis. Accordingly, variable charges associated with the fair value of the common stock are recognized over the term of the agreement and included as an offset to revenue recognized related to the cash payments. In October 2001, the Company made certain amendments to the marketing and web services agreement, including the removal of performance requirements related to the vesting of the 600,000 shares of common stock. As a result, the charges associated with the common stock became fixed in connection with the amendment. The net unamortized deferred balance for this equity consideration of $6.0 million has been recorded in prepaid distribution expense at December 31, 2001 and will continue to be amortized as a reduction of revenue over the remaining term of the agreement. Net revenue recognized in connection with these agreements was $1.5 million for the year ended December 31, 2001.

The Company recognized $48.5 million, $21.9 million and $2.8 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2001, 2000 and 1999, respectively.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Historical presentation numerator:
Net loss	$(1,465,589)	$(146,053)	$(93,007)
Accretion of redemption value and dividends on convertible preferred stock	—	—	(2,299)

Net loss applicable to common stockholders	$(1,465,589)	$(146,053)	$(95,306)

Denominator:
Weighted average shares	107,433	79,758	41,142

Basic and diluted net loss per share applicable to common stockholders	$(13.64)	$(1.83)	$(2.32)

The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 15,908,308, 16,107,866, and 12,892,571 for the years ended December 31, 2001, 2000 and 1999, respectively.

18.    SUPPLEMENTAL CASH FLOW INFORMATION:

During the year ended December 31, 2001

•	The Company paid $85,000 in interest.

•	The Company acquired certain iPIX assets and licenses for $7.1 million in cash and a note in the amount of $2.3 million and assumed net liabilities of $2.4 million in connection with this purchase.

•
The Company acquired certain assets and assumed certain liabilities from Computers for Tracts for $4.5 million in cash and 162,850 shares of stock values at $5.0 million in connection with this purchase.

•	The Company issued 21.4 million shares of common stock values at $745.7 million and assumed 3.2 million options as part of the Move.com Group acquisition.

•	The Company issued 3.5 million common shares at $80.3 million and assumed 1.1 million options with an estimated incremental fair value of $16.3 million from the acquisition of iPlace.

•	The Company issued 196,549 common shares valued at $5.6 million and assumed 196,200 options at $4.5 million from the acquisition of HomeWrite.

•	The Company issued 4,804,560 shares of common stock in connection with a marketing agreement.

•	The Company issued 600,000 shares of common stock at $11.1 million in connection with a marketing and distribution agreement.

•	The Company issued 470,089 warrants at $66.50 and incurred expense of $21.9 million over the two-year marketing agreement.

•	The Company issued 400,000 warrants at $35.63 for a marketing agreement and incurred expense of $5.0 million over one year.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
The Company issued warrants to purchase 30,739 shares at $84.45. The Company incurred expense of $1.8 million over 3 years. The exercise price was later modified and an additional $3.0 million in expense is being recognized over the remaining term.

•	During 2001, the Company repurchased 373,959 shares of common stock for approximately $1.5 million in exchange for the cancellation of promissory notes to the company of equal value.

•	The Company accelerated 387,785 options for terminated employees and incurred a $5.6 million expense in 2001.

During the year ended December 31, 2000:

•	The Company paid $1.4 million in interest.

•
The Company acquired Top Producer for $12.1 million in cash and 473,538 shares of common stock with an estimated fair value of $12.1 million and assumed net liabilities of $522,000 in connection with this purchase.

•	The Company issued 589,426 shares of common stock valued at $34.3 million as part of the WyldFyre acquisition.

•
The Company paid cash of $15.0 million and assumed an option plan consisting of 135,421 options with an estimated fair value of $4.5 million and assumed net assets of $747,220 as part of The Hessel Group acquisition.

•	The Company issued 1,085,271 shares of common stock in connection with a marketing agreement.

•	The Company issued 3,894,343 shares of common stock in connection with a distribution agreement.

•	The Company repurchased 471,007 shares of common stock for approximately $2.9 million in exchange for the cancellation of promissory notes to the Company of equal value.

•	The Company received $10.4 million in equity securities from private companies in exchange for advertising services.

During the year ended December 31, 1999:

•
The Company issued shares of RealSelect common stock convertible into 297,620 shares of Company common stock to NAR in satisfaction of certain obligations under the operating agreement totaling $1.0 million.

•	The Company issued notes receivable to stockholders for $12.1 million in connection with exercising stock options and issuing restricted common stock.

•
The Company issued 364,000 shares of common stock valued at $3.3 million, 844,569 shares of Series H convertible preferred stock valued at $42.1 million and assumed net assets of $10.1 million as part of the SpringStreet acquisition.

•	The Company issued 187,500 shares of common stock to NAR in satisfaction of certain obligations under the operating agreement totaling $1.3 million.

•	The Company issued 162,500 shares of common stock totaling $488,000 to an employee for cash of $250,000 and a note receivable of $238,000.

•	The Company converted all of the shares of RealSelect held by NAR into 3,917,265 shares of its common stock.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company issued 250,000 shares of common stock valued at $11.2 million, a $37.5 million promissory note, and assumed $911,000 net liabilities as part of the Homefair acquisition.

•	The Company funded $3.0 million of capital expenditures through an equipment lease financing arrangement.

•	The Company issued 250,000 shares of common stock in satisfaction of the Cendant litigation.

•	The Company issued 18,604 shares of common stock in exchange for a $1.0 million investment in a company.

•	The Company paid $79,000 in interest.

19.    DEFINED CONTRIBUTION PLAN:

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

20.    INCOME TAXES:

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001	December 31, 2000
Deferred tax assets:
Net operating loss carryforwards	$173,142	$75,636
Deferred expenses	111,703	29,858
Impairment charges	41,384	—
Other	18,388	3,594

	344,617	109,088
Less: valuation allowance	(323,619)	(74,611)

Net deferred tax assets	20,998	34,477

Deferred tax liabilities:
Amortization of acquired intangible assets	(20,998)	(34,477)

Total gross deferred tax liabilities	(20,998)	(34,477)

Net deferred tax asset (liability)	$—	$—

Based on management’s assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $249.0 million in 2001, which was the result of the net changes in temporary differences offset by adjustments attributable to acquisitions. The adjustments attributable to acquisitions resulted in a release of valuation allowance, of which $22.8 million was credited directly to equity.

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent that valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.

At December 31, 2001 and 2000, the Company had net operating losses for federal income tax purposes of approximately $438.2 million and $190.8 million, respectively, which begin to expire in 2007. At December 31, 2001 and 2000, the Company had net operating losses for state income tax purposes of approximately $223.8 million and $100.1 million, respectively, which began to expire in 2001. Certain of the net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. At December 31, 2001 and 2000, the net operating loss carryforwards includes approximately $69.6 million and $56.6 million, respectively, related to the exercise of employee stock options and warrants, respectively. Any benefit resulting from the utilization of this portion of the net operating loss carryforwards will be credited directly to equity.

21.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases certain facilities and equipment under noncancellable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. The company also assumed noncancellable operating leases from NSI in conjunction with the Reorganization. Future minimum lease payments under these operating leases as of December 31, 2001 net of actual sublease arrangements and exclusive of estimated sublease income used in the restructuring provision (Note 4) are as follows (in thousands):

Operating Lease
2002	$13,825
2003	12,244
2004	9,762
2005	8,264
2006 and thereafter	10,743

Total	$54,838

Rental expense for the Company for operating leases was $19.0 million, $7.5 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Additionally, under our operating agreement with NAR, we have an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. The following presents our future minimum commitments under this agreement (in thousands):

Year Ending December 31,	Operating Agreement
2002	$1,175
2003	1,300
2004	1,400
2005	1,500
2006	1,500

Total	$6,875

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments for the years ending in 2006 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

The contractual provisions of one of the Company’s facility lease commitments requires that the Company collateralize the obligation with an outstanding letter of credit, resulting in $7.9 million and $8.7 million classified as restricted cash at December 31, 2001 and 2000, respectively.

Distribution Agreements

In connection with the Reorganization, the Company assumed various Internet portal distribution agreements and marketing and listing agreements with real estate franchises. Payments remaining over the next five years for these agreements at December 31, 2001 are as follows (in thousands):

2002	$3,750
2003	500
2004 and thereafter	—

Total	$4,250

AOL Agreement and Letter of Credit

In April 2000, the Company entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares it issued, will be $65.64 per share on the third anniversary of the agreement and $68.50 per share on the fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. As of December 31, 2000, the Company had recorded $189.8 million as non-current distribution obligation, which represents the fair market value of the 3.9 million shares of the Company’s stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement and was $14.8 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively. In connection with the guarantee, the Company established a $90.0 million letter of credit and is required to pledge an amount equal to the outstanding portion of the letter of credit. As of December 31, 2001, the Company had pledged $90.7 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than specified above at the end of each respective guarantee date. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement. Sales and marketing expense related to this agreement was $37.2 million and $9.8 million for the years ended December 31, 2001 and 2000, respectively.

Budget Agreement

In March 2000, the Company issued 1,085,271 shares of its common stock with an estimated fair value of approximately $70.0 million to Budget Group, Inc., (“Budget”), in connection with entering into a ten-year strategic alliance agreement that allows the Company to participate in online and offline Budget marketing activities. In this agreement, the Company had guaranteed that the price of the shares issued will be $64.50 per share on any trading day during the six month period after the second anniversary of the agreement. Budget had

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the right, during this period, to require Homestore, with respect to each share as to which the right is exercised, at Homestore’s discretion, to i) pay to Budget an amount in cash equal to the excess of the guaranteed price over the average price of the period (“the Put Amount”); ii) issue and deliver to Budget the number of shares of common stock with a value per share equal to the Put Amount; or iii) repurchase all of the shares of the stock at the guaranteed price. This agreement was amended in October 2001. Under the amendment, the Company issued approximately 4,804,560 additional shares of its common stock in exchange for the cancellation and full settlement of the $64.50 stock price guarantee. In addition, the amendment extended the term of the agreement by one year. In the fourth quarter of 2001 and in connection with its impairment analysis, the Company impaired a portion of the non-current asset related to this agreement (see Note 5). Sales and marketing expense related to this agreement was $7.0 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively.

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

Legal Proceedings

On October 22, 1999, the Company and Cendant Corporation (“Cendant”) announced a settlement of the pending litigation between the two companies. As part of the settlement, Cendant received 250,000 shares of the Company’s common stock and agreed to take various actions to reaffirm various alliance agreements with the Company. In connection with the issuance of the 250,000 shares, the Company recorded a non-cash charge of $8.4 million in 1999.

On April 25, 2000, the Company received a request for information pertaining to its business from the Antitrust Division of the U.S. Department of Justice, or DOJ. The request sought information about the Company’s business as it relates to Internet realty sites in the United States, and has responded to that request. In July 2001, the Company was formally notified by the DOJ that the DOJ had concluded its inquiry into certain business activities of the Company and that no enforcement action was necessary.

In 2001, the Company filed a demand for arbitration with AOL relating to the distribution agreement referred to above. The Company claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 21 specific promotions for the Company and to deliver more than 600 million Homestore impressions to AOL users. The Company also claims that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. The Company also claims that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for the Company. In the arbitration, the Company seeks a declaration that AOL breached the distribution agreement; that the Company may terminate or rescind the contract and receive damages and other appropriate relief; and that the Company may terminate the contract without AOL having any right to the $90 million letter of credit issued in favor of AOL in connection with the distribution agreement.

Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. These cases are still in the preliminary stages, and it is not possible for the Company to

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quantify the extent of its potential liability, if any. An unfavorable outcome in these cases could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the costs of defending any litigation may be high and divert management’s attention from the day-to-day operations of the Company’s business.

In January 2002 the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company’s financial results. The SEC has requested that the Company provide them with certain documents concerning the restatement of the Company’s financial results. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot be determined.

In February 2002, the Company was notified by Nasdaq of its intent to institute proceedings against the Company to delist its stock from the Nasdaq National Stock Market because, as a result of a restatement, its financial statements had not been filed with the SEC on a timely basis. The Company has requested a hearing on the matter and filed an amended Form 10-K/A for the year ended December 31, 2000 on March 12, 2002 and amended Form 10-Q/A’s for each of the first three quarters of 2001 on March 29, 2002. However, the Company cannot make assurances that its common stock will continue to be traded on the Nasdaq National Stock Market. In the event the Company’s common stock is delisted from the Nasdaq National Market, it could be more difficult to trade the Company’s common stock, and the Company cannot assure that a market for its common stock will develop or be sustained.

22.    SUBSEQUENT EVENTS:

Stock Plans

In January 2002, in accordance with plan provisions, the number of shares reserved for issuance under the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan were increased by an additional 3,724,252 and 413,806, shares, respectively.

New Stock Plan

On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (the “ 2002 SIP”). The 2002 SIP reserves 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Compensation Committee, but with the life of an option grant not to exceed ten years.

Workforce Reduction Subsequent to Year-end

In February 2002, the Company formally announced plans to reduce its workforce by an additional 300 employees. As a result of this action, the Company will incur an additional restructuring charge related to employee termination benefits, which will be reflected in the results of operations for the first quarter of fiscal 2002.

Agreement to Sell ConsumerInfo division of iPlace

In March 2002, we entered into an agreement to sell our ConsumerInfo division for $130 million in cash. We expect the transaction to close in early April 2002 and will use the net proceeds to continue to fund our operations. We expected to receive net proceeds of approximately $115 million after transaction fees and partial escrow. However, on March 26, 2002, MemberWorks, one of the former owners of iPlace, obtained a court order

HOMESTORE.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requiring us to set aside $58 million of the purchase price against a potential claim MemberWorks has against the Company. The remaining $57 million will be available to the Company to fund its ongoing operations until the dispute with MemberWorks is resolved.

23.    QUARTERLY FINANCIAL DATA (UNAUDITED):

Provided below is the selected unaudited quarterly financial data for 2000 and 2001:

	Three months Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Revenue	$37,662	$42,244	$48,835	$52,581	$63,818	$77,700	$86,387	$97,200
Gross profit	26,904	28,811	32,998	31,387	36,013	44,349	54,586	72,056
Loss from operations	(33,607)	(35,558)	(40,439)	(52,498)	(91,465)	(120,722)	(118,272)	(1,101,339)
Net loss	$(29,212)	$(29,284)	$(33,946)	$(53,611)	$(99,810)	$(120,868)	$(138,325)	$(1,106,586)
Basic and diluted net loss per share applicable to common stockholders	$(0.39)	$(0.37)	$(0.41)	$(0.65)	$(1.05)	$(1.12)	$(1.25)	$(9.51)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Pursuant to Paragraph G (3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of Homestore appear in our Proxy Statement, under Item 1 “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation appears in our Proxy Statement, under the caption “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management appears in our Proxy Statement, under Item 1 “Election of Directors,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions appears in our Proxy Statement, under Item 1 “Election of Directors” under the headings “Director Compensation,” “Executive Compensation,” and “Related Party Transactions,” and is incorporated herein by reference.

Operating Agreement with National Association of REALTORS®

In November 1996, we entered into an operating agreement with NAR which governs how our RealSelect subsidiary operates the REALTOR.com® web site on behalf of NAR. The agreement may be terminated if:

•	the number of real estate listings on REALTOR.com® falls below 500,000;

•	we breach any of our obligations under the agreement and do not cure that breach within 30 days;

•	a third party acquires more than 50% of Homestore’s or RealSelect’s voting stock; or

•
the individuals on RealSelect’s Board of Directors, as it was constituted on November 1996, cease to constitute a majority of Homestore’s Board of Directors without the approval of the Board or Directors approved by the board.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 19 of this report.

(2)  Financial Statement Schedule: See Item 14, “Exhibits” on Form 10-K/A Exhibit Number 99.02.

(b)  Reports on Form 8-K

On October 9, 2001, we filed a report on Form 8-K with the Securities and Exchange Commission containing a press release announcing estimated third quarter results.

On November 2, 2001, we filed a report on Form 8-K with the Securities and Exchange Commission containing unaudited pro forma condensed combined consolidated financial information for the six months ended June 30, 2001, relating to Homestore.com, Inc.’s acquisition of Move.com, Inc. and Welcome Wagon International, Inc. from Cendant Corporation in February 2001.

On December 27, 2001, we filed a report on From 8-K with the Securities and Exchange Commission that contained a press release announcing that the Audit Committee of its Board of Directors was conducting an inquiry of certain of our accounting practices.

(c)  Exhibits

Number	Exhibit Title
2.01	Agreement and Plan of Merger dated December 31, 1998, between NetSelect, Inc. and InfoTouch Corporation.(1)

2.02	Agreement and Plan of Reorganization dated June 20, 1998, among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III.(1)

2.03	Exchange Agreement dated March 31, 1998, among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna.(1)

2.04	Agreement and Plan of Reorganization/Merger between NetSelect, Inc. and SpringStreet, Inc.(1)

2.05
Stock Purchase Agreement dated as of October 12, 1999 by and among Homestore.com, Inc. a Delaware Corporation, The Homebuyer’s Fair, Inc., an Arizona corporation (“HBF”), the current shareholders of HBF as of the date thereof and certain persons who will become shareholders of HBF prior to the Closing, and Central Newspapers, Inc., an Indiana corporation (“CNI”), as Shareholder Agent.(2)

2.06	Stock Purchase Agreement dated as of October 12, 1999 by and among Homestore.com, Inc., FAS-Hotline, Inc., an Arizona corporation (“FAS”), the shareholders of FAS, and CNI, as Shareholder Agent.(2)

2.07
Agreement and Plan of Reorganization, by and among Homestore.com, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation, dated as of October 26, 2000.(5)

3.01	Registrant’s Amended and Restated Certificate of Incorporation.(1)

3.02	Registrant’s Bylaws.(1)

3.05.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996.(1)

Number	Exhibit Title

3.05.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996.(1)

3.06	RealSelect, Inc.’s Bylaws dated November 26, 1996.(1)

3.07	Amended Bylaws of RealSelect, Inc.(1)

4.01	Form of Specimen Certificate for Registrant’s common stock.(1)

4.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999.(1)

4.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999.(1)

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.(1)

10.02.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc.(1)

10.02.2	First Amendment to Operating Agreement between REALTORS® Information Network, Inc. and RealSelect, Inc. dated December 27, 1996.(1)

10.02.3	Amendment No. 2 to Operating Agreement between REALTORS® Information Network, Inc. and RealSelect, Inc. dated May 28, 1999.(1)

10.03
Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc.(1)

10.04	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc.(1)

10.05	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc.(1)

10.06	Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation.(1)

10.07	NetSelect, Inc. 1996 Stock Incentive Plan.(1)

10.08	NetSelect, Inc. 1999 Equity Incentive Plan.(1)

10.09	Homestore.com, Inc. 1999 Stock Incentive Plan.(1)

10.10	Homestore.com, Inc. 1999 Employee Stock Purchase Plan.(1)

10.11	InfoTouch Corporation 1994 Stock Incentive Plan.(1)

10.12	Move.com, Inc. Stock Incentive Plan.(6)

10.13	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000.(6)

10.14	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998.(6)

10.15	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000.(6)

10.16	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000.(6)

10.17	Employment Agreement between NetSelect, Inc. and Stuart H. Wolff, Ph.D.(1)

10.19	Employment Agreement between NetSelect, Inc. and Michael A. Buckman.(1)

Number	Exhibit Title

10.20	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California.(1)

10.21	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California.(1)

10.22	401(k) Plan.(1)

10.23	Employment Agreement between NetSelect, Inc. and Peter Tafeen.(1)

10.24	Amendment to Employment Contract between NetSelect, Inc. and Peter Tafeen.(1)

10.25	Employment Agreement between NetSelect, Inc. and John M. Giesecke.(1)

10.26	Employment Agreement between NetSelect, Inc. and David Rosenblatt.(1)

10.27	Agreement dated August 21, 1998 among RealSelect, RIN, NAR, NetSelect and NetSelect L.L.C.(1)

10.28	Agreement among NetSelect, Inc., RealSelect, Inc., RIN and NAR dated May 28, 1999.(1)

10.29	Second Amended and Restated Interactive Marketing Agreement among RealSelect, Inc., NetSelect, Inc. and America Online, Inc. dated April 8, 1998.(1)(3)

10.30	Letter Agreement Regarding Rental Site Acquisition Among NAR, RIN and RealSelect, Inc. dated May 17, 1999.(1)(3)

10.31	Employment Agreement between Homestore.com, Inc. and M. Jeffrey Charney.(1)

10.32	Employment Agreement between Homestore.com, Inc. and Catherine Kwong Giffen.(1)

10.33
Standard Office Lease Form, Westlake North Business Park, dated March 7, 2000, between Westlake North Associates, LLC, and Homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California.(7)

21.01	Subsidiaries of Registrant.**

23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.**

23.02	Report on Independent Accountants on Financial Statement Schedules.**

99.02	Schedule II—Valuation and Qualifying Accounts.**

*	Filed with the original Form 10-K

**	Filed herewith.

(1)	Incorporated by reference to exhibits previously filed with our Registrant Statement on Form S-1 (File No. 333-79689).

(2)	Incorporated by reference to exhibits previously filed with our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 7, 1999.

(3)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a previous confidential treatment request.

(4)	Incorporated by reference to exhibits previously filed with our Registration Statement on Form S-1 (File No. 333-94467).

(5)	Incorporated by reference herein to the Appendix to the Definitive Proxy Statement filed with the Securities and Exchange Commission on November 29, 2000.

(6)	Incorporated by reference herein to our Form S-8 filed with the Securities and Exchange Commission on February 16, 2001.

(7)	Incorporated by reference herein to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestore.Com, Inc.

Date: April 3, 2002	By:	/s/ W. MICHAEL LONG
W. Michael Long Chief Executive Officer

	By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ W. MICHAEL LONG	Chief Executive Officer and Director	April 3, 2002
W. Michael Long

Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III	Chief Financial Officer	April 3, 2002
Lewis R. Belote, III

Additional Directors:

/s/ JOE F. HANAUER	Chairman of the Board and Director	April 3, 2002
Joe F. Hanauer

/s/ TERRENCE M. MCDERMOTT	Director	April 3, 2002
Terrence M. McDermott

/s/ L. JOHN DOERR	Director	April 3, 2002
L. John Doerr

/s/ WILLIAM E. KELVIE	Director	April 3, 2002
William E. Kelvie

/s/ KENNETH K. KLEIN	Director	April 3, 2002
Kenneth K. Klein

/s/ BARBARA ALEXANDER	Director	April 3, 2002
Barbara Alexander