Form 10-Q
period 2002-03-31
HOMESTORE COM INC
filed 2002-05-14
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 000-26659

Homestore.com, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
30700 Russell Ranch Road Westlake Village, California	91362
(Address of Principal Executive Office)	(Zip Code)

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

Yes   ☒     No  ☐

At May 1, 2002 the registrant had 117,800,344 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE.COM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$34,216	$38,272
Short-term investments	—	14,190
Marketable equity securities	696	2,432
Accounts receivable, net	32,144	31,906
Current portion of prepaid distribution expense	39,207	48,793
Other current assets	31,287	43,743
Assets of discontinued operations	138,131	—

Total current assets	275,681	179,336
Prepaid distribution expense, net of current portion	32,123	35,007
Property and equipment, net	40,460	44,759
Goodwill, net	14,051	107,769
Intangible assets, net	104,411	143,002
Restricted cash	90,342	98,519
Other assets	12,692	6,645

Total assets	$569,760	$615,037

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$5,972	$14,667
Accrued liabilities	88,138	111,701
Deferred revenue	46,398	62,988
Deferred revenue from related parties	16,543	31,198
Liabilities of discontinued operations	32,743	—

Total current liabilities	189,794	220,554
Distribution obligation	208,364	204,660
Deferred revenue from related parties	7,940	5,772
Other non-current liabilities	237	795

Total liabilities	406,335	431,781

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	117	117
Additional paid-in capital	1,991,735	1,987,405
Treasury stock	(18,062)	(18,062)
Notes receivable from stockholders	(223)	(3,569)
Deferred stock-based charges	(6,992)	(11,692)
Accumulated other comprehensive loss	(966)	(3,568)
Accumulated deficit	(1,802,184)	(1,767,375)

Total stockholders’ equity	163,425	183,256

Total liabilities and stockholders’ equity	$569,760	$615,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE.COM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenue (including non-cash equity charges, see Note 10)	$63,167	$61,341
Related party revenue	10,949	2,477

Total revenue	74,116	63,818
Cost of revenue (including non-cash equity charges, see note 10)	22,200	27,805

Gross profit	51,916	36,013

Operating expenses:
Sales and marketing (including non-cash equity charges, see note 10)	47,877	58,799
Product and website development (including non-cash equity charges, see note 10)	8,164	5,484
General and administrative (including non-cash equity charges, see note 10)	25,140	22,367
Amortization of goodwill and intangible assets	9,363	33,763
Acquisition and restructuring charges (see note 6)	1,801	7,065

Total operating expenses	92,345	127,478

Loss from operations	(40,429)	(91,465)
Interest income, net	539	4,451
Other income (expense), net	4,235	(12,796)

Loss from continuing operations	(35,655)	(99,810)
Income from discontinued operations (see note 4)	846	—

Net loss	$(34,809)	$(99,810)

Basic and diluted earnings (loss) per share (see note 11):
Continuing operations	$(.30)	$(1.05)

Discontinued operations	$.01	$—

Net loss	$(.29)	$(1.05)

Shares used to calculate basic and diluted per share amounts:	117,565	94,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE.COM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(35,655)	$(99,810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,728	4,237
Amortization of intangible assets	9,363	33,762
Accretion of distribution obligation	3,704	3,703
Provision for doubtful accounts	3,210	1,526
Acquisition and restructuring charges	260
Stock-based charges	22,487	21,389
Write-down of investments	—	11,092
Other non-cash items	3,338	512
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(4,940)	2,723
Prepaid distribution expense	1,521	6,780
Other assets	2,009	7,735
Accounts payable and accrued liabilities	(28,519)	26,559
Deferred revenue from related parties	12,487	29,027
Deferred revenue	(19,439)	12,443

Net cash provided by (used in) continuing operating activities	(27,446)	61,678

Cash flows from investing activities:
Purchases of property and equipment	(256)	(10,757)
Purchases of short-term investments	—	(20,229)
Proceeds from sale of marketable equity securities	1,737	—
Maturities of short-term investments	14,394	75,492
Acquisitions, net of cash acquired	—	(30,652)

Net cash provided by investing activities	15,875	13,854

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	3,346	956
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	55	29,597
Repayment of notes payable	—	(468)
Issuance of notes receivable	—	(2,450)

Net cash provided by financing activities	3,401	27,635

Net cash provided by (used in) continuing operations	(8,170)	103,167
Net cash provided by discontinued operations (net of cash to be disposed)	4,114	—

Change in cash and cash equivalents	(4,056)	103,167
Cash and cash equivalents, beginning of period	38,272	167,576

Cash and cash equivalents, end of period	34,216	270,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

Homestore.com, Inc., (“Homestore” or the “Company”) has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the web sites and number of property listings. Through its network of websites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. Through its subsidiary, iPlace, Inc., (“iPlace”), the Company was the leading provider of online credit and neighborhood information to consumers and real estate professionals. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), the largest Multiple Listing Services (“MLSs”), the NAHB Remodelors Council, the National Association of the Remodeling Industry (“NARI”), the American Institute of Architects (“AIA”), the Manufactured Housing Institute (“MHI”), real estate franchises, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine web sites, including America Online, Inc. (“AOL”).

2. BASIS OF PRESENTATION:

The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on April 3, 2002. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of March 31, 2002, the Company had an accumulated deficit of $1.8 billion and cash equivalents of $34.2 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. The Company believes that its existing cash and cash equivalents, any cash generated from operations and the net unrestricted proceeds from the sale of ConsumerInfo.com, in April 2002 of approximately $57 million will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, to satisfy its obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by the litigation referred to in Note 13 to its Consolidated Financial Statements included herein.

3. RECENT ACCOUNTING DEVELOPMENTS:

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

The Company adopted SFAS No. 142 in January 2002, accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 have been reclassified to goodwill. In connection with the adoption of SFAS No.142, the Company has performed a transitional goodwill impairment assessment and determined that there is no impairment as a result of the adoption of this standard.

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

In January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was issued in October 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 in the first quarter of 2002 did not have an impact on the Company’s financial position, results of operations or cash flows, except for the classification of the planned disposition of the ConsumerInfo division as a discontinued operation (see Note 4).

The Company has early adopted EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three-month period ended March 31, 2001 was to reduce previously reported revenue and expense by $1.6 million, with no effect on net loss or net loss per share.

4. DISCONTINUED OPERATIONS:

On February 5, 2002, the Company announced that it would re-focus on its core business objective—making real estate professionals more productive and profitable. This focus includes the disposition of non-strategic businesses. On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division for $130 million in cash to Experian Holdings, Inc. The transaction closed on April 2, 2002. The Company will use the net proceeds to continue to fund its operations. The Company received net proceeds of approximately $115 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated as of March 16, 2002 by and between Experian Holdings, Inc. and Homestore.com, Inc. However, on March 26, 2002, MemberWorks Incorporated, one of the former owners of iPlace, Inc. (“iPlace”), parent company of ConsumerInfo, obtained a court order requiring the Company to set aside $58 million of the proceeds against a potential claim MemberWorks has against the Company. Approximately $57 million of the remaining proceeds will be available to the Company to fund its ongoing operations.

Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of its ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through March 31, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by discontinued operations.” The assets and liabilities of ConsumerInfo have been excluded from the respective captions in the March 31, 2002 Consolidated Balance Sheet, and are reported as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The gain associated with the disposition of ConsumerInfo will be recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations in the second quarter of 2002 and is estimated to be approximately $10 million. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the three months ended March 31, 2002. The disposition of the ConsumerInfo business has no effect on the operating results for the three months ended March 31, 2001 because it was acquired in August 2001.

The carrying amounts of the major classes of assets and liabilities of the discontinued operations at March 31, 2002 are as follows (in thousands):

March 31, 2002
Cash and cash equivalents	$2,000
Other current assets	13,086
Property and equipment, net	810
Goodwill, net	96,388
Intangibles, net	25,847

Total assets of discontinued operations	$138,131

Accounts payable and accrued liabilities	$8,439
Deferred revenue	24,304

Total liabilities of discontinued operations	$32,743

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS:

The decrease in stockholders’ equity for the three months ended March 31, 2002 is primarily the result of the Company’s net loss for the period: The primary change in the unrealized loss was due to the realization of a loss on the sale of a marketable security.

The components of comprehensive loss for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(34,809)	$(99,810)
Unrealized gain (loss) on marketable securities	2,182	(1,902)
Foreign currency translation	420	(317)

Comprehensive loss	$(32,207)	$(102,029)

6. ACQUISITION AND RESTRUCTURING CHARGES:

In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and to implement a new management structure to more efficiently serve its customers. The plan included the unwinding of the Company’s newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations. The Company substantially completed implementation of the plan by March 31, 2002.

In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which is included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company; and (iv) non-cash write-offs of $2.9 million in other assets related to exited activities. The Company’s estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company estimates that it will sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, due to recent declines in the demand for office space, there is no assurance that the Company will be able to sublease the office space at the estimated date or for the estimated rate. As of March 31, 2002, approximately 10 individuals have not been terminated and a total of 54 have not been paid severance.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

	Employee Termination benefits	Lease Obligations and Related charges	Asset write-offs	Contractual obligations	Total
Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	$2,853	$12,645	$—	$5,592	$21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)

Restructuring accrual at March 31, 2002	$1,060	$11,423	$—	$4,437	$16,920

With the exception of payments associated with the San Francisco office lease commitment, substantially all of the remaining restructuring liabilities at March 31, 2002 will be paid during 2002. Any changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Statement of Operations.

In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies. The Company anticipates substantially completing implementation of the plan by the end of the second quarter of 2002.

As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions, of which approximately 175 were terminated prior to March 31, 2002.

In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which is included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $1.7 million and facility closure charges of approximately $600,000.

A summary of activity related to the first quarter restructuring charge is as follows (in thousands):

	Employee Termination benefits	Lease Obligations and Related charges	Asset write- offs	Total
Initial restructuring charge	$1,720	$309	$260	$2,289
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	$669	$309	$260	$1,238

Substantially all of the remaining restructuring liabilities at March 31, 2002 will be paid in 2002. Any changes to the accruals based upon current estimates will be reflected in the acquisition and restructuring charges line in the Statement of Operations.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ACQUISITIONS:

Move.com

In February 2001, the Company acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., or collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares (see Note 9).

iPlace

In August 2001, the Company acquired all the outstanding shares of iPlace in exchange for approximately 3.5 million shares of the Company’s common stock valued at $80.3 million, $73.0 million in cash and the assumption of 1.1 million outstanding stock options with an estimated incremental fair value of $16.3 million.

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

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following balance sheet data represents the fair value assigned to each major asset and liability category upon acquisition:

Estimated fair values (in thousands):

Current assets	$3,927
Property and equipment, net	1,641
Goodwill	153,750
Intangible assets	37,900
Other assets	515

Total assets	$197,733

Current liabilities	$8,395
Deferred revenue	19,784

Total liabilities	$28,179

The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of 2001. This excludes the acquisitions of iPlace, because of its classification as a discontinued operation, and all other companies in 2001 since the pro forma effects of those transactions are immaterial for all periods presented and therefore, are not included in the pro forma information (in thousands, except per share amounts):

Three Months Ended March 31, 2001
Revenue	$76,765
Net loss	(127,259)
Net loss per share:
Basic and diluted	$(1.20)
Weighted average shares	105,843

8. GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 3, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the three months ended March 31, 2001 to its adjusted balance which excludes previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142 (amounts in thousands).

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(34,809)	$(99,810)
Add back: goodwill amortization (net of tax)	—	21,862

Adjusted net loss	(34,809)	(77,948)

Reported Net loss per share:
Basic and diluted	$(.29)	$(1.05)

Adjusted net loss per share
Basic and diluted	$(.29)	$(.82)

Weighted average shares	117,565	94,925

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no changes in the net carrying amount of goodwill for the three months ended March 31, 2002, except for reclassifications due to discontinued operations of $96,388 and reclassification of certain intangible assets to goodwill upon the adoption of SFAS No. 142 of $2,670. Goodwill by segment as of March 31, 2002 is as follows:

March 31, 2002
Media services	$1,307
Software and services	6,230
On-line advertising	—
Off-line advertising	6,514

Total	$14,051

Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits, principally five years. The weighted average amortization period is 5.9 years. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands).

		March 31, 2002		December 31, 2001
	Weighted average amortization period	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Purchased content	2.7	$15,604	$1,475	$15,604	$—
Porting relationships	2.8	1,728	153	1,728	—
Purchased technology	4.2	19,172	7,022	17,662	5,853
NAR operating agreement	10.5	1,578	38	1,578	—
Other	6.7	91,868	16,851	126,280	13,996

Total	5.9	$129,950	$25,539	$162,852	$19,849

Amortization expense for intangible assets for the quarter ended March 31, 2002 was $9.4 million. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount
2002	37,412
2003	28,544
2004	17,499
2005	8,943
2006	4,109

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. RELATED PARTY TRANSACTIONS:

In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant Corporation (“Cendant”) valued at $745.7 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company’s common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares. The acquisition of the Move.com Group has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $770.4 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of the assets ranging from two to 15 years. As a result of the Company’s impairment charge recorded during the year ended December 31, 2001, the remaining gross goodwill and intangibles are $88.5 million at December 31, 2001 and March 31, 2002.

In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Revenue of $11.0 million and $2.5 million related to these transactions was recognized during the three months ended March 31, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of March 31, 2002, the Company had recorded deferred revenue of approximately $24.5 million related to these agreements. This deferred revenue will be recognized over the next two to three years.

As a result of an amendment to some of these agreements, the Company recorded other income of approximately $10.8 million in the quarter ended March 31, 2002. This other income results from amendments which relieved the company of certain future delivery obligations under those agreements.

The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s-length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate professional productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, the Company may have to negotiate renewal terms with the individual real estate professionals.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenue	$—	$1,351
Cost of revenue	47	105
Sales and marketing	21,613	19,299
Product and website development	45	99
General and administrative	782	535

	$22,487	$21,389

11. NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Loss from continuing operations	$(35,655)	$(99,810)
Income from discontinued operations	846	—

Net loss	$(34,809)	$(99,810)

Denominator:
Weighted average shares outstanding	117,565	94,925

Basic and diluted earnings (loss) per share:
Continuing operations	$(.30)	$(1.05)

Discontinued operations	$.01	$—

Net loss	$(.29)	$(1.05)

The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted loss from continuing operations per share computation was 32,864,626 and 22,279,466 at March 31, 2002 and 2001, respectively.

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SEGMENT INFORMATION:

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, the Company changed the management team and changed the way that it manages and evaluates its businesses. As a result of this change, management now evaluates performance and allocates resources based on four segments consisting of media services, software and services, on-line advertising and off-line advertising and excludes discontinued operations. Due to this change the company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

The expenses presented below for the business segments exclude an allocation of certain significant operating expenses that are not allocated for internal management reporting purposes, which include: marketing expenses; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not allocated to segments for internal reporting purposes.

The current segments of media services and software and services are equivalent to the previously reported subscription segment. The on-line advertising segment is consistent with the previously reported advertising segment. The off-line advertising segment was included in the previously reported other segment, which also included ConsumerInfo which is now classified as a discontinued operation.

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenue:
Media services	$39,948	$31,754
Software and services	12,121	12,310
On-line advertising	7,037	12,952
Off-line advertising	15,010	6,802

Total revenue	74,116	63,818

Cost of Revenue and operating expenses:
Media services	$39,061	$37,316
Software and services	12,793	10,188
On-line advertising	7,182	3,731
Off-line advertising	14,911	5,523
Unallocated	40,598	98,525

Total Cost of Revenue and operating expenses	114,545	155,283

Loss from operations	$(40,429)	$(91,465)

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS AND CONTINGENCIES:

Legal proceedings

In October 2001, the Company filed a demand for arbitration with AOL relating to a distribution agreement. The Company claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 21 specific promotions for the Company and to deliver more than 600 million Homestore impressions to AOL users. The Company also claims that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. The Company also claims that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for the Company. In the arbitration, the Company seeks a declaration that AOL breached the distribution agreement; that the Company may terminate or rescind the contract and receive damages and other appropriate relief; and that the Company may terminate the contract without AOL having any right to the $90 million letter of credit issued in favor of AOL in connection with the distribution agreement. The Company filed its First Pretrial Brief on March 22, 2002. AOL’s First Pretrial Brief was filed on May 8, 2002. A hearing is scheduled for early July 2002.

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

In February 2002, the Company was notified by Nasdaq of its intent to institute proceedings against the Company to delist its stock from the Nasdaq National Stock Market because, as a result of a restatement, its financial statements had not been filed with the SEC on a timely basis. The Company requested a hearing on the matter and filed an amended Form 10-K/A for the year ended December 31, 2000 on March 12, 2002 and filed amended Form 10-Q/A’s for each of the first three quarters of 2001 on March 29, 2002. After a hearing, the Nasdaq Listing Qualifications Panel notified the Company on April 10, 2002, that it had determined it would continue the listing of Homestore’s common stock on The Nasdaq National Market.

On March 1, 2002, MemberWorks Incorporated sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. MemberWorks sought a temporary restraining order and/or preliminary injunction in connection with the sale of a former iPlace subsidiary, ConsumerInfo.com. MemberWorks, one of the former owners of iPlace, also sought an application for prejudgment attachment. On March 15, 2002, the Company moved to dismiss or transfer for improper venue. On

HOMESTORE.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 25, 2002, the Court granted the Company’s motion to transfer the action to the United States District Court, Central District of California, and denied MemberWorks’ request to enjoin the sale of ConsumerInfo.com, but imposed a constructive trust of $58 million of the sale’s proceeds. The $58 million constructive trust is subject to adjustment after further discovery. As the case is in a very early stage, the Company is unable to determine the expected outcome at this time or the merits of the case.

Contingencies

From time to time, the Company has been party to various other litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

14. IMPAIRMENT OF INVESTMENTS:

During the three months ended March 31, 2001, the Company recorded a charge of approximately $11.1 million, based on the impairment of the Company’s portfolio of investments. The impairment of these investments to their net realizable values was based on a review of the Companies’ financial conditions, cash flow projections, operating performances and a sustained downturn in financial markets. These charges are included in other income (expense), net in the statement of operations.

15. OTHER INCOME (EXPENSE), NET

Other income, net consists of approximately $10.8 million of income from an amendment of an existing agreement. The amendment relieved the Company of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security, and other assets of approximately $4.1 million and the recurring accretion of a distribution obligation of $3.7 million.

16. SUBSEQUENT EVENTS:

In April 2002, the Company closed the sale of its ConsumerInfo division for $130 million in cash to Experian Holdings, Inc. (see Note 4).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report, as well as those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2001, and in other documents we filed with the Securities and Exchange Commission, or SEC.

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

To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as NAR, NAHB, hundreds of MLSs, the MHI, the AIA, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official web site, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing web site, HomeBuilder.com™. Under our agreements with NAR, NAHB, MHI and AIA, we receive preferential promotion in their marketing activities.

Basis of Presentation

Initial Business and RealSelect Holding Structure.    We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective November 26, 1996, we entered into a series of agreements with NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect, LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective November 26, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet.

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

Reorganization of Holding Structure.    Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1 and 3 of Homestore’s Notes to the Consolidated Financial Statements on Form 10-K filed with the SEC on April 3, 2002. We (InfoTouch) changed our corporate name to Homestore.com, Inc. in August 1999.

Our historical consolidated financial statements reflect the results of operations of Homestore.com, Inc., formerly InfoTouch. For the years ended December 31, 1997 and 1998, and through the Reorganization on February 4, 1999, Homestore was a holding company whose sole business was managing its investment in RealSelect through LLC. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenue through February 4, 1999, were recorded by NSI.

Acquisitions

In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX, for $7.1 million in cash and a note in the amount of $2.25 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc., or CFT, for approximately $4.5 million in cash and 162,850 shares of the our common stock valued at approximately $5.0 million.

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

In August 2001, we acquired all the outstanding shares of iPlace for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $80.3 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $16.3 million. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles.

Transaction with Cendant and Real Estate Technology Trust.    In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party by us. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, we entered into additional commercial agreements with Cendant and RETT. Revenue of $11.0 million and $2.5 million related to these transactions was recognized during the three months ended March 31, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of March 31, 2002, we had recorded deferred revenue of approximately $24.5 million related to these agreements. This deferred revenue will be recognized over the next two to three years.

As a result of an amendment to some of these agreements, we recorded other income of approximately $10.8 million in the quarter ended March 31, 2002. This other income results from amendments, which relieved the company of certain future delivery obligations under those agreements.

The business purpose of these commercial agreements was to extend our product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s-length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate professional productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, we may have to negotiate renewal terms with the individual real estate professionals.

Dispositions

In April 2002, the Company closed the sale of the ConsumerInfo division for $130 million in cash to Experian Holdings, Inc. The Company will use the net proceeds to continue to fund operations. The Company received net proceeds of approximately $115 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated as of March 16, 2002 by and between Experian Holdings, Inc. and Homestore.com, Inc. However, on March 26, 2002, MemberWorks Incorporated, one of the former owners of iPlace, obtained a court order requiring the company to set aside $58 million of the proceeds against a potential claim MemberWorks has against the Company. Approximately $57 million of the remaining proceeds will be available to the Company to fund its ongoing operations. The disposition of the ConsumerInfo business has no effect on the operating results for the three months ended March 31, 2001 because it was acquired in August 2001.

Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of its ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through March 31, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” and as “Net cash provided by discontinued operations.” The assets and liabilities of ConsumerInfo have been excluded from the respective captions in the March 31, 2002 Consolidated Balance Sheet, and are reported as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The gain associated with the disposition of

ConsumerInfo will be recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations in the second quarter of 2002 and is estimated to be approximately $10 million. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the three months ended March 31, 2002.

March 31, 2002
Cash and cash equivalents	$2,000
Other current assets	13,086
Property and equipment, net	810
Goodwill, net	96,388
Intangibles, net	25,847

Total assets of discontinued operations	$138,131

Accounts payable and accrued liabilities	$8,439
Deferred revenue	24,304

Total liabilities of discontinued operations	$32,743

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, investment values, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    Revenue Recognition

We derive our revenue primarily from four sources: (i) subscription revenue, which includes monthly and annual fees to licensed real estate professionals to put their product offerings on our web sites; (ii) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and web site hosting revenue; (iii) advertising revenue for running on-line advertising and sponsorships on our web sites; and (iv) off-line advertising in propriety books or other direct marketing products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We generate recurring revenue from the sale of subscriptions to be included on our web sites. This revenue is typically based on one-year renewable contracts and is recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is billed monthly over a contract term of typically one year.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software as well as the preliminary conclusions of EITF issue 00-21, “Multiple Element Arrangements.” We generally license our software products on a one-year term basis or on a perpetual basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

Software license revenue is recognized upon all of the following criteria being satisfied: the execution of a license agreement; product delivery; fees are fixed or determinable; collectibility is reasonably assured; and all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, as they are principally contracted for on a time and material basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Revenue associated with off-line advertising or other direct marketing services, such as customer coupons and other informational products, are recognized upon performance, assuming no additional obligations remain and collectibility of the related receivable is reasonably assured.

    Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

    Impairment of Investments

We have invested in equity instruments of privately held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership was less than 20% and we did not have the ability to exercise significant influence over operations and the equity method when ownership was greater than 20% or we had the ability to exercise significant influence.

We periodically reviewed our investments for instances where fair value was less than cost and the decline in value was determined to be other than temporary. Such evaluation was dependent on the specific facts and circumstances. Factors that we considered in determining whether an other-than-temporary decline in value had occurred included: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

If the decline in value was judged to be other than temporary, the basis of the security was written down to fair value and the resulting loss is charged to operations. In evaluating the fair value of our equity investments our policy included, but is not limited to, reviewing each of the entities cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities was inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded. In 2001, we wrote down all of our remaining cost method and equity method investments, which resulted in a charges for the three months ended March 31, 2001 and September 30, 2001 of $11.1 million and $19.2 million respectively.

    Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We assess the impairment of goodwill, identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result, have ceased to amortize goodwill. In lieu of amortization, we are required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have evaluated the impact of our adoption of SFAS No. 142 and determined that no impairment charge was required upon the adoption of the standard. Our impairment test compared the fair value of the reporting units with the carrying value of their assets. Fair value was determined in accordance with the provisions of SFAS No. 142 using present value techniques similar to those used internally by us for evaluating acquisitions and comparisons to market values. These valuation techniques, performed in consultation with third party valuation professionals, involved projections of cash flows which were discounted based on our weighted average cost of capital. Changes in assumptions could materially impact estimates of fair value.

    Accounting for Business Combinations

We have acquired a number of companies over the past four years and all have been accounted for as purchase transactions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

We may seek to continue to expand our current offerings by acquiring additional businesses, technologies, product lines or service offerings from third parties. We may be unable to identify future acquisition targets and may be unable to complete future acquisitions. Even if we complete an acquisition, we may have difficulty in integrating it with our current offerings, and any acquired features, functions or services may not achieve market acceptance or enhance our brand loyalty. Integrating newly acquired organizations and products and services could be expensive, time consuming and a strain on our resources. See “We may experience difficulty in integrating our acquisitions” in Risk Factors.

We may seek to dispose of our current offerings by disposing additional businesses, technologies, product lines or service offerings we currently own. Disposing of additional business may result in significant write-offs or one time non-recurring gains or losses or a reduction in the numbers of visitors to our websites. See “Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements” in Risk Factors.

Results of Operations

    Three Months Ended March 31, 2002 and 2001

    Revenue and Related Party Revenue

Revenue increased approximately 16% to $74.1 million for the three months ended March 31, 2002 from revenue of $63.8 million for the three months ended March 31, 2001. Of this increase, related party revenues increased $8.5 million to $11.0 million for the three months ended March 31, 2002 of which $6.2 million relates to media services and $2.3 million relates to software and services.

Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.comTM, HomestoreTM Apartments & Rentals, and other real estate businesses.

Media Services revenue increased approximately 26% to $39.9 million for the three months ended March 31, 2002, compared to $31.8 million for the three months ended March 31, 2001. Media Services revenue represented approximately 54% of total revenue for the three months ended March 31, 2002 compared to 50% of total revenue for the three months ended March 31, 2001. The increase in revenue from Media Services was primarily due to the impact of a full quarter of activity from sales of our virtual tours products.

Our Software and Services segment is comprised of our Top Producer®, WyldFyre™, Computers For Tracts, and Homestore Mobility Technologies businesses.

Software and Services revenue decreased approximately 2% to $12.1 million for the three months ended March 31, 2002, compared to $12.3 million for the three months ended March 31, 2001. Software and Services revenue represented approximately 16% of total revenue for the three months ended March 31, 2002 compared to 19% of total revenue for the three months ended March 31, 2001. The decrease was primarily due to a decrease in revenue in our Homestore Mobility Technologies business driven by a slow down in corporate relocation services partially offset by stronger revenue growth at Top Producer®.

Our On-line Advertising segment is comprised of online advertisements on various content areas of our web sites to reach consumers interested in specific products or services relating to the home and real estate life cycle. Our advertising offerings include online ads, text based links and rich media.

On-line advertising revenue decreased approximately 46% to $7.0 million for the three months ended March 31, 2002, compared to $13.0 million for the three months ended March 31, 2001. On-line advertising revenue represented approximately 10% of total revenue for the three months ended March 31, 2002 compared to 20% of total revenue for the three months ended March 31, 2001. The decrease was primarily due to a softening in the on-line advertising market.

Our Off-line Advertising segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

Off-line advertising revenue increased approximately 121% to $15.0 million for the three months ended March 31, 2002, compared to $6.8 million for the three months ended March 31, 2001. Off-line advertising revenue represented approximately 20% of total revenue for the three months ended March 31, 2002 compared to 11% of total revenue for the three months ended March 31, 2001. The increase was primarily due to the impact of a full quarter of activity for Welcome Wagon for the three months ended March 31, 2002 and the acquisition of Homestore Plans and Publications in May 2001. Welcome Wagon was acquired in February 2001.

    Cost of Revenue

Cost of revenue, including non-cash stock-based charges, decreased approximately 20% to $22.2 million for the three months ended March 31, 2002 from cost of revenue of $27.8 million for the three months ended March 31, 2001. The decrease was primarily due to decreases in personnel, royalties, hosting costs and depreciation during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Gross margin percentage for the three months ended March 31, 2002 was 70%, 14 percentage points higher than the gross margin percentage of 56% for the three months ended March 31, 2001. The increase in gross margin percentage was primarily due to decreased depreciation expense driven by the impairment charge on fixed assets taken in the fourth quarter of 2001.

    Operating Expenses

Sales and marketing.    Sales and marketing expenses, including non-cash stock-based charges, decreased approximately 19% to $47.9 million for the three months ended March 31, 2002 from sales and marketing of $58.8 million for the three months ended March 31, 2001. The decrease was due to a decrease in salaries and commissions, customer service related costs, amortization of new marketing deals, and depreciation related to fixed assets, partially offset by an increase in stock-based charges. Stock-based charges included in sales and marketing increased by $2.3 million to $21.6 million for the three months ended March 31, 2002 from $19.3 million for the three months ended March 31, 2001, primarily due to an increase in stock-based charges related to stock options.

Product and website development.    Product and website development expenses, including non-cash stock-based charges, increased approximately 49% to $8.2 million for the three months ended March 31, 2002 from product and website development expenses of $5.5 million for the three months ended March 31, 2001. The increase in product and website development costs was due to increased costs associated with the full quarter impact of our acquisitions of our Move.com group, virtual tour products and our Plans and Publication product line.

General and administrative.    General and administrative expenses, including non-cash stock-based charges, increased approximately 12% to $25.1 million for the three months ended March 31, 2002 from general and administrative expenses of $22.4 million for the three months ended March 31, 2001. The increase was primarily due to acquisitions completed in early 2001 being included for the full quarter in 2002 partially offset by cost reductions implemented in the fourth quarter of 2001 and the first quarter of 2002.

Amortization of intangible assets.    Amortization of intangible assets was $9.4 million for the three months ended March 31, 2002 compared to amortization of $33.8 million for the three months ended March 31, 2001. The decrease in amortization was due to the adoption of SFAS No.142 which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge for the period ended December 31, 2001.

Acquisition and restructuring charges.    In the first quarter of 2002, our Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies in conjunction with the recommendations of the new management team. We anticipate substantially completing implementation of the plan by the end of the second quarter of 2002.

As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions, of which approximately 220 were terminated prior to March 31, 2002.

In connection with this restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which is included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $1.7 million and facility closure charges of approximately $600,000.

A summary of activity related to the first quarter restructuring charge is as follows (in thousands):

	Employee Termination benefits	Lease Obligations and Related charges	Asset write-offs	Total
Initial restructuring charge	$1,720	$309	$260	$2,289
Cash paid	(1,051)	—	—	(1,051)
Non-cash charges	—	—	—	—

Restructuring accrual at December 31, 2001	$669	$309	$260	$1,238

Substantially all of the remaining restructuring liabilities at March 31, 2002 will be paid in 2002. Any changes to the accruals based upon current estimates will be reflected through the Acquisition and restructuring charges line in the Statement of Operations.

Stock-based charges.    The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenue	$—	$1,351
Cost of revenue	47	105
Sales and marketing	21,613	19,299
Product and website development	45	99
General and administrative	782	535

	$22,487	$21,389

Stock-based charges increased by $1.1 million to $22.5 million for the three months ended March 31, 2002 from $21.4 million for the three months ended March 31, 2001.

    Other Income (Expense), Net

Other income, net, increased to $4.2 million for the three months ended March 31, 2002 from other expense, net, of $12.8 million for the three months ended March 31, 2001. The increase is primarily due to an amendment of an existing agreement for which we recorded other income of approximately $10.8 million. The amendment relieved us of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security and other assets of approximately $4.1 million, and the recurring accretion of a distribution obligation of $3.7 million.

Discontinued Operations

In April 2002, the Company closed the sale of its Consumer Info division for $130 million in cash to Experian Holdings, Inc and in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the consolidated financial statements of Homestore reflect this disposition as discontinued operations. The results of operations of Consumer Info included revenue of $19.5 million and income of $846,000 for the quarter ended March 31, 2002.

    Income Taxes

As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2002 and 2001. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, we changed our management team and changed the way that we manage and evaluate our business segments. As a result of this change, management now evaluates performance and allocates resources based on the four new segments consisting of media services, software and services, on-line advertising and off-line advertising and excludes discontinued operations. Due to this change we have reclassified prior period segment data to conform to the current years presentation. This is consistent with the data that is made available to us to assess performance and make decisions.

The expenses discussed below for the business segments exclude an allocation of certain significant operating expenses that are not allocated for internal management reporting purposes, which include marketing expenses; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not allocated to segments for internal reporting purposes.

The current segment of media services and software and services are equivalent to the prior period subscription segment. The on-line advertising segment was the prior period advertising segment. The off-line advertising segment was the prior period other segment.

Segment revenue. Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.comTM, HomestoreTM Apartments & Rentals, and other real estate businesses.

Media Services revenue increased approximately 26% to $39.9 million for the three months ended March 31, 2002, compared to $31.8 million for the three months ended March 31, 2001. Media Services revenue represented approximately 54% of total revenue for the three months ended March 31, 2002 compared to 50% of total revenue for the three months ended March 31, 2001. The increase in revenue from Media Services was primarily due to the impact of a full quarter of activity from sales of our virtual tours products.

Our Software and Services segment is comprised of our Top Producer®, WyldFyreTM, Computers For Tracts and Homestore Mobility Technologies businesses.

Software and Services revenue decreased approximately 2% to $12.1 million for the three months ended March 31, 2002, compared to $12.3 million for the three months ended March 31, 2001. Software and Services revenue represented approximately 16% of total revenue for the three months ended March 31, 2002 compared to 19% of total revenue for the three months ended March 31, 2001. The decrease was primarily due to a decrease in revenue in our Homestore Mobility Technologies business driven by a slow down in corporate relocation services partially offset by stronger revenue growth at Top Producer®.

Our On-line Advertising segment is comprised of online advertisements on various content areas of our web sites to reach consumers interested in specific products or services relating to the home and real estate life cycle. Our advertising offerings include online ads, text based links and rich media.

On-line advertising revenue decreased approximately 46% to $7.0 million for the three months ended March 31, 2002, compared to $13.0 million for the three months ended March 31, 2001. On-line advertising revenue represented approximately 10% of total revenue for the three months ended March 31, 2002 compared to 20% of total revenue for the three months ended March 31, 2001. The decrease was primarily due to a softening in the on-line advertising market.

Our Off-line Advertising segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

Off-line advertising revenue increased approximately 121% to $15.0 million for the three months ended March 31, 2002, compared to $6.8 million for the three months ended March 31, 2001. Off-line advertising revenue represented approximately 20% of total revenue for the three months ended March 31, 2002 compared to 11% of total revenue for the three months ended March 31, 2001. The increase was primarily due to the impact of a full quarter of activity for Welcome Wagon for the three months ended March 31, 2002 and the acquisition of Homestore Plans and Publications in May 2001.

Segment expenses.    Media Services expenses increased to $39.1 million for the three months ended  March 31, 2002 from Media Services expenses of $37.3 million for the three months ended March 31, 2001. The increase was primarily due to an increase in royalty expense partially offset by lower marketing expense.

Software and Services expenses increased to $12.8 million for the three months ended March 31, 2002 from software and services expenses of $10.2 million for the three months ended March 31, 2001. The increase was primarily due to higher personnel consulting and depreciation expenses.

On-line advertising expenses increased to $7.2 million for the three months ended March 31, 2002 from on-line advertising expenses of $3.7 million for the three months ended March 31, 2001. The increase was primarily due to an increase in personnel and marketing expenses.

Off-line advertising expenses increased to $14.9 million for the three months ended March 31, 2002 from off-line advertising expenses of $5.5 million for the three months ended March 31, 2001. The increase was primarily due to the full quarter impact of Welcome Wagon and Homestore Plans and Publications business.

Unallocated expenses decreased to $40.6 million for the three months ended March 31, 2002 from unallocated expenses of $98.5 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in amortization of intangibles, acquisitions and reorganization charges, depreciation and personnel expenses.

Liquidity and Capital Resources

Net cash used in continuing operating activities of $27.4 million for the three months ended March 31, 2002 was attributable to the net loss from continuing operations of $35.7 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $45.1 million. The impact of net cash used in continuing operating activities was further reduced by variances in operating assets and liabilities of approximately $36.9 million, principally relating to decreases in accounts payable balances and deferred revenue. Net cash provided by operating activities was $61.7 million for the three months ended March 31, 2001. Net cash used in operating activities was the result of the net operating loss totaling $99.8 million, offset by non-cash expenses including depreciation, amortization of intangible assets and stock-based charges, aggregating to $76.2 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $85.3 million.
Net cash provided by investing activities of $15.9 million for the three months ended March 31, 2002 was primarily attributable to maturities of short-term investments of $14.4 million and proceeds from the sale of a marketable equity securities of $1.7 million. Net cash provided by investing activities of $13.9 million for the three months ended March 31, 2001 was attributable to maturities of short-term investments of $75.5 million, partially offset by capital expenditures of $10.8 million, cash paid for acquisitions of $30.6 million including acquisition-related costs and purchases of short-term investments of $20.2 million.

Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2002 was primarily attributable to the proceeds from the repayment of stockholders’ notes of $3.3 million. Net cash provided by financing activities of $27.6 million for the three months ended March 31, 2001 was attributable to proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $29.6 million, offset by the repayment of notes payable of $468,000, and change in of notes receivable of $1.5 million.

In April 2002, the Company closed the sale of the ConsumerInfo division for $130 million in cash to Experian Holdings, Inc. The Company will use the net proceeds to continue to fund operations. The Company received net proceeds of approximately $115 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated as of March 16, 2002 by and between Experian Holdings, Inc. and Homestore.com, Inc. However, on March 26, 2002, MemberWorks Incorporated, one of the former owners of iPlace, obtained a court order requiring the company to set aside $58 million of the purchase price against a potential claim MemberWorks has against the Company. Approximately $57 million of the remaining proceeds will be available to us to fund our on going operations.

Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of March 31, 2002, we had an accumulated deficit of $1.8 billion and cash and cash equivalents of $34.2 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. We believe that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months. Long term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new or enhance existing services or products, to satisfy our obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21 to our Consolidated Financial Statements on form 10-K as filed with the Securities and Exchange Commission on April 3, 2002.

In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to 60%, 20% and 20% of the shares we issued, will be $65.64 per share on the third anniversary and $68.50 per share on the fourth and fifth anniversaries of the agreement, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective year. In 2001, we recorded $189.8 million in other non-current liabilities, which represents the fair market value of the 3.9 million shares of our stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we have established a $90.0 million letter of credit and are required to pledge an amount equal to the unused portion of the letter of credit. As of March 31, 2002, we have pledged $90.0 million in cash equivalents towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $65.64 on the third anniversary and $68.50 at the fourth and fifth anniversaries. The letter of credit will be reduced to $50.0 million at the end of the third anniversary of the agreement. The term of the agreement may be reduced if AOL draws more than $40.0 million from the letter of credit at the end of the third year anniversary of the agreement. See “AOL Arbitration” in our Part II item I, “Legal Proceedings” regarding the arbitration of the alleged breach of the agreement.

RISK FACTORS

The following risk factors and other information included in this Form 10-Q should be considered carefully. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business

Litigation and an SEC investigation relating to accounting irregularities could have an adverse effect on our business.

On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. On February 13, 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, on March 12, 2002 we filed an amended Form 10-K/A for the year ended December 31, 2000 and on March 29, 2002 we filed amended Form 10-Q/A’s for each of the first three quarters of 2001. Following the December 21, 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on Homestore’s behalf were commenced in various courts against Homestore and certain directors and former officers of Homestore by or on behalf of persons claiming to be stockholders of Homestore and persons claiming to have purchased or otherwise acquired securities or options issued by Homestore between May 4, 2001 and December 21, 2001. The California State Teachers’ Retirement System has been named lead plaintiff in the consolidated shareholder lawsuits against Homestore.

It is possible that we may be required to pay substantial damages or settlement costs in connection with the litigations which could have a material adverse effect on our financial condition or results of operation. We are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to any of these lawsuits. For a further description of the nature and status of the legal proceedings in which we are involved see “Item 3—Legal Proceedings.”

In January 2002, the SEC issued a formal order of investigation of us and certain former officers of Homestore. The investigation relates to the restatement of our financial results. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results and financial reporting documents. We are cooperating with the SEC in connection with this investigation. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of management time and attention. We could also be subject to substantial penalties, fines or regulatory sanctions which could adversely affect our business.

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

Our liability insurance for actions taken by officers and directors during the period from May 4, 2001 to December 21, 2001, the period during which events related to the securities litigation against us and certain of our directors and former executive officers occurred, provide only limited liability protection. If these policies do not adequately cover our potential exposure and expenses related to those class action lawsuits, it could materially adversely affect our business and financial condition.

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

Our agreement with AOL requires us to make significant payments to secure distribution on AOL. These payments may not result in an increase in visitors to our websites. We are currently in arbitration with AOL relating to the alleged breach of this agreement. See “AOL Arbitration” under Item 3, “Legal Proceedings” in this Form 10-Q.

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

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or REALTOR®-controlled MLSs in order to be listed on the web site;

•	if the consent is terminated, we could be required to operate our rental properties web site at a different web address;

•	if the consent terminates for any reason, other than as a result of a breach by NAR, NAR will be permitted to use the REALTOR®-branded web address, resulting in increased competition;

•	we cannot list properties for sale on the rental web site for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental web site and;

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental web site.

NAR could revoke its consent to our operating Homestore Apartments and Rentals.

NAR can revoke its consent to our operating the Homestore Apartments and Rentals web site for reasons which include:

•	the acquisition of Homestore or RealSelect by another party;

•	a substantial decrease in property listings on our REALTOR.com® web site; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by NAR of the breach.

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

We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and rental owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts to secure our exclusive and non-exclusive agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our web sites could become less attractive to other real estate industry participants or consumers.

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

We have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $34.8 million and $99.8 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, we had an accumulated deficit of $1.8 billion, and we expect to incur net losses for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenue from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of March 31, 2002, we had approximately $111.4 million of stock-based charges and intangible assets to be amortized.

Our quarterly financial results are subject to significant fluctuations.

Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenue and operating results are likely to be particularly affected by the number of persons purchasing subscription and advertising products and services as well as sales and marketing expenses for a particular period. If revenue fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

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

In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet based source for real property around the world. Pursuant to that agreement, we agreed to operate the consortium’s web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium’s member associations, and if we begin to receive revenue from them, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

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

The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our family of web sites and our subscription and advertising products and services. In addition, reduced traffic on our family of web sites would likely cause our subscription and advertising revenue to decline, which would materially and adversely affect our business.

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

We have been experiencing deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenue from selling banner advertising and sponsorships on our web sites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our family of web sites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to the Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to a weak U.S economy, our revenue and operating results could be materially harmed.

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

We enter into agreements with other companies under which we share with these other companies revenue resulting from advertising or the purchase of services through direct links to or from our family of web sites. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

I TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We filed our First Pretrial Brief on March 22, 2002. AOL’s First Pretrial Brief was filed on May 8, 2002. A hearing is scheduled for early July 2002.

Other Litigation

On January 4, 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on behalf of nominal defendant Homestore.com, Inc. against certain directors and former officers of Homestore. Two additional shareholder derivative actions were filed against substantially the same defendants on behalf of nominal defendant Homestore. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. On March 7, 2002, the court entered an order consolidating the three actions. On April 23, 2002, the parties lodged with the court a stipulation extending plaintiffs to file a consolidated complaint to June 25, 2002. Defendants have until August 9, 2002, to respond to the complaint. As these cases are in the very early stage, we are unable to express an opinion at this time as to the merits of the case.

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

On March 1, 2002, MemberWorks Incorporated sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. MemberWorks sought a temporary restraining order and/or preliminary injunction in connection with the sale of a former iPlace subsidiary, ConsumerInfo.com. MemberWorks, one of the former owners of iPlace also sought an application for prejudgment attachment. On March 15, 2002, we moved to dismiss or transfer for improper venue. On March 25, 2002, the Court granted our motion to transfer the action to the United States District Court, Central District of California, and denied MemberWorks’ request to enjoin the sale of ConsumerInfo.com, but imposed a constructive trust of $58 million of the sale’s proceeds. The $58 million constructive trust is subject to adjustment after further discovery. As the case is in a very early stage, we are unable to determine the expected outcome at this time as to the merits of the case.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March, 2002, 117,262 shares of Homestore common stock were granted to certain employees of Homestyles Publishing and Marketing, Inc., or Homestyles®, a division that was acquired by Homestore in

May 2001. The shares were issued pursuant to performance stock bonus agreements with the Homestyle® employees. The number of shares issued was based on share prices ranging from $1.54 to $7.87 a share. The stock grants were made pursuant to Section 4 (2) of the Securities and Exchange Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number		Exhibit Title
6.01	(a)	Employment Agreement dated as of March 6, 2002, between W. Michael Long and Homestore.

6.02	(a)	Employment Agreement dated as of March 6, 2002, between Lewis R. Belote, III and Homestore.

6.03	(a)	Employment Agreement dated as of March 6, 2002, between Jack D. Dennison and Homestore.

6.04	(a)	Executive Retention and Severance Agreement dated as of March 8, 2002, between Walter Lowry and Homestore.

6.05	(a)	Memorandum dated as of March 5, 2002, between Walter Lowry and Homestore.

6.06	(a)	Executive Retention and Severance Agreement dated as of April 24, 2002, between Allan Merrill and Homestore.

6.07	(a)	Memorandum dated as of March 29, 2002, between Allan Merrill and Homestore.

6.08	(a)	Executive Retention and Severance Agreement dated as of April 24, 2002, between Steve Ozonian and Homestore.

6.09	(a)	Memorandum dated as of March 29, 2002, between Steve Ozonian and Homestore.

6.10	(a)	Executive Retention and Severance Agreement dated as of April 24, 2002, between Patrick R. Whelan and Homestore.

6.11	(a)	Memorandum dated as of March 29, 2002, between Patrick Whelan and Homestore.

(b) Reports on Form 8-K

Number		Exhibit Title

6.01	(b)
On January 3, 2001, we filed a report on Form 8-K with the Securities and Exchange Commission containing a press release dated January 2, 2002, announcing the release of additional information by the Audit Committee into certain of our accounting practices.

6.02	(b)
On January 14, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, announcing the addition of three new executive officers to our management team effective January 7, 2002.

6.03	(b)
On February 14, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated February 13, 2002, announcing that we would restate our financial results for the year ended December 31, 2000 and that we expected to conclude our internal accounting inquiry and file restated financial statements by mid-March 2002.

Number		Exhibit Title

6.04	(b)
On February 25, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated February 21, 2002, announcing that we were providing additional information on our pending financial restatements to Nasdaq.

6.05	(b)
On February 25, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated February 22, 2002, announcing that we had been notified by Nasdaq that trading in our common stock would resume under the symbol HOMSE.

6.06	(b)
On March 5, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated March 5, 2002, announcing that Richard Smith had resigned from the Homestore board.

6.07	(b)
On March 14, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated March 12, 2002, announcing that we had completed the internal accounting inquiry initiated by the Audit Committee of our Board of Directors during the fourth quarter of 2001.

6.08	(b)
On March 19, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, containing a press release dated March 19, 2002, announcing that we had entered into a definitive agreement to sell our ConsumerInfo.com division. The report also included a copy of the Stock Purchase Agreement dated March 16, 2002 relating to the ConsumerInfo.com transaction.

6.09	(b)	On April 8, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission, noting that we had posted on our website, questions and answers concerning our accounting inquiry.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore.com, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002

Homestore.com, Inc.

By:	/S/ W. MICHAEL LONG
W. Michael Long

Chief Executive Officer

By:	/S/ LEWIS R. BELOTE, III
Lewis R. Belote, III

Chief Financial Officer