Form 10-Q
period 2002-06-30
HOMESTORE COM INC
filed 2002-08-12
CIK 1085770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File Number 000-26659

Homestore, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

30700 Russell Ranch Road Westlake Village, California (Address of Principal Executive Office)	91362 (Zip Code)

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

Yes ☒     No ☐

      At July 31,2002 the registrant had 117,912,878 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,857	$38,272
Short-term investments	—	14,190
Marketable equity securities	494	2,432
Accounts receivable, net	31,363	31,906
Current portion of prepaid distribution expense	30,038	48,793
Other current assets	25,174	43,743

Total current assets	151,926	179,336
Prepaid distribution expense, net of current portion	28,527	35,007
Property and equipment, net	33,284	44,759
Goodwill, net	24,600	107,769
Intangible assets, net	95,510	143,002
Restricted cash	151,205	98,519
Other assets	13,092	6,645

Total assets	$498,144	$615,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,560	$14,667
Accrued expenses	77,070	111,701
Accrued litigation settlement	23,000	—
Deferred revenue	42,970	62,988
Deferred revenue from related parties	16,646	31,198

Total current liabilities	165,246	220,554
Distribution obligation	212,060	204,660
Deferred revenue from related parties	8,903	5,772
Other liabilities	214	795

Total liabilities	386,423	431,781

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	118	117
Additional paid-in capital	1,990,690	1,987,405
Treasury stock	(18,062)	(18,062)
Notes receivable from stockholders	(229)	(3,569)
Deferred stock-based charges	(5,055)	(11,692)
Accumulated other comprehensive loss	(1,300)	(3,568)
Accumulated deficit	(1,854,441)	(1,767,375)

Total stockholders’ equity	111,721	183,256

Total liabilities and stockholders’ equity	$498,144	$615,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue (including non-cash equity charges, see note 10)	$58,225	$69,067	$121,392	$130,408
Related party revenue	7,669	8,633	18,618	11,110

Total revenue	65,894	77,700	140,010	141,518
Cost of revenue (including non-cash equity charges, see note 10)	21,346	33,351	43,546	61,156

Gross profit	44,548	44,349	96,464	80,362

Operating expenses:
Sales and marketing (including non-cash equity charges, see Note 10)	40,858	62,517	88,735	121,316
Product and website development (including non-cash equity charges, see note 10)	9,657	8,680	17,821	14,164
General and administrative (including non-cash equity charges, see note 10)	21,780	30,676	46,920	53,043
Amortization of goodwill and intangible assets	9,161	54,631	18,524	88,394
Litigation settlement (see note 16)	23,000	—	23,000	—
Acquisition, restructuring and other one-time charges (see note 6)	(459)	8,567	1,342	15,632

Total operating expenses	103,997	165,071	196,342	292,549

Loss from operations	(59,449)	(120,722)	(99,878)	(212,187)
Interest income, net	909	3,768	1,448	8,219
Other income (expense), net	(3,896)	(3,914)	339	(16,710)

Loss from continuing operations	(62,436)	(120,868)	(98,091)	(220,678)
Gain on disposition of discontinued operations	10,179	—	10,179	—
Income from discontinued operations (see note 4)	—	—	846	—

Net loss	$(52,257)	$(120,868)	$(87,066)	$(220,678)

Unrealized gain (loss) on marketable securities	(135)	(678)	2,047	(2,580)
Foreign currency translation	(199)	664	221	347

Comprehensive loss	$(52,591)	$(120,882)	$(84,798)	$(222,911)

Basic and diluted income (loss) per share (see note 11):
Continuing operations	$(0.53)	$(1.12)	$(0.83)	$(2.18)

Discontinued operations	$0.09	$—	$0.09	$—

Net loss	$(0.44)	$(1.12)	$(0.74)	$(2.18)

Shares used to calculate basic and diluted per share amounts	117,825	107,695	117,696	101,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(98,091)	$(220,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,567	10,193
Amortization of goodwill and intangible assets	18,524	88,394
Accretion of distribution obligation	7,406	7,406
Provision for doubtful accounts	5,569	6,068
Acquisition and restructuring charges	260	—
Stock-based charges	36,995	41,240
Write-down of investments	—	11,592
Other non-cash items	5,737	1,535
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(6,991)	(23,368)
Prepaid distribution expense	5,912	4,703
Other assets	2,472	1,811
Accounts payable and accrued liabilities	(28,908)	30,119
Deferred revenue from related parties	(11,421)	53,353
Deferred revenue	2,107	(4,489)

Net cash provided by (used in) continuing operating activities	(52,862)	7,879

Cash flows from investing activities:
Purchases of property and equipment	(647)	(29,352)
Purchases of short-term investments	—	(66,317)
Proceeds from sale of marketable equity securities	1,737	—
Maturities of short-term investments	14,394	90,492
Acquisitions, net of cash acquired	—	(52,392)

Net cash provided by (used in) investing activities	15,484	(57,569)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	3,340	1,710
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	588	46,780
Repayment of notes payable	—	(481)
Settlement of a stock issuance obligation	(521)	—
Transfer to restricted cash	(2,863)
Issuance of notes receivable	—	(3,750)

Net cash provided by financing activities	544	44,259

Net cash used in continuing operations	(36,834)	(5,431)
Net cash provided by discontinued operations (net of restricted cash)	63,419	—

Change in cash and cash equivalents	26,585	(5,431)
Cash and cash equivalents, beginning of period	38,272	167,576

Cash and cash equivalents, end of period	$64,857	$162,145

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

      Homestore, Inc., (“Homestore” or the “Company”) has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the websites and number of property listings. Through its network of websites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), the largest Multiple Listing Services (“MLSs”), the NAHB Remodelors Council, the National Association of the Remodeling Industry (“NARI”), the American Institute of Architects (“AIA”), the Manufactured Housing Institute (“MHI”), real estate franchises, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine websites, including America Online, Inc. (“AOL”).

2. BASIS OF PRESENTATION:

      The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 filed with SEC on April 3, 2002. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2002, the Company had an accumulated deficit of $1.9 billion and cash equivalents of $64.9 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and cash equivalents and any cash generated from operations, coupled with the Company’s cost reduction efforts, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new, or enhance existing, services or products, to satisfy its obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by the litigation referred to in Note 13 to its Consolidated Financial Statements included herein.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. RECENT ACCOUNTING DEVELOPMENTS:

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

      The Company adopted SFAS No. 142 in January 2002, accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 have been reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company performed a transitional goodwill impairment assessment in the first quarter of 2002 and determined that there is no impairment as a result of the adoption of this standard.

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

      The Company early adopted Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three and six months ended June 30, 2001 was to reduce previously reported revenue and expense by $1.8 million and $2.7 million, respectively, with no effect on net loss or net loss per share.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 would require severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. The Company has not determined the impact on the financial statements and plans to adopt SFAS No. 146 in the first quarter of 2003.

4. DISCONTINUED OPERATIONS:

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. The transaction closed on April 2, 2002. The Company received net proceeds of approximately $116.5 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated March 16, 2002 by and between Experian Holdings, Inc. and Homestore. On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, Inc. (“iPlace”), the parent company of ConsumerInfo, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks has against the Company. This amount is included in restricted cash on the balance sheet as of June 30, 2002.

      On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, which provides that MemberWorks and certain other former iPlace shareholders will receive $23.0 million from the constructive trust, with the remaining $35.0 million becoming available to the Company. In addition, the litigation will be dismissed and MemberWorks will release all claims against the Company relating to the sale of iPlace. The settlement is subject to MemberWorks filing with the court a voluntary dismissal with prejudice of their pending litigation against the Company. Because the Company expects the transactions provided for in the settlement agreement to be completed, it has included the cost of the settlement in its results of operations for the three and six months ended June 30, 2002 (see Note 16).

      Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of its ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through June 30, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by discontinued operations.” The $10.2 million gain associated with the disposition of ConsumerInfo has been recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale, $10.0 million of the purchase price is held in escrow to secure the Company’s indemnification obligations. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the termination date if both the Company and the buyer agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the six months ended June 30, 2002. The disposition of the

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ConsumerInfo business has no effect on the operating results for the three and six months ended June 30, 2001 because it was acquired in August 2001.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash held in escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	3,500

Gain recognized on the sale	$10,179

5. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS:

      The decrease in stockholders’ equity for the six months ended June 30, 2002 is primarily the result of the Company’s net loss for the six month period.

6. ACQUISITION, RESTRUCTURING AND OTHER ONE-TIME CHARGES:

      In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve its customers. The plan included the unwinding of the Company’s newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with the Company were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions.

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company; and (iv) non-cash write-offs of $2.9 million in other assets related to exited activities. The Company’s estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company estimates that it will sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, due to recent declines in the demand for office space, there is no assurance that the Company will be able to sublease the office space at the estimated date or for the estimated rate. As of June 30, 2002, approximately three of the planned 700 employees have not yet been terminated and a total of eight have not yet been paid severance.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Reduction of estimates	—	(488)	—	—	(488)

Restructuring accrual at March 31, 2002	1,060	10,935	—	4,437	16,432
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Reduction of estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	$786	$9,157	$—	$2,729	$12,672

      With the exception of payments associated with the San Francisco office lease commitment, substantially all of the remaining restructuring liabilities at June 30, 2002 will be paid during 2002. Any changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Statement of Operations.

      In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of June 30, 2002, one individual has not been terminated and a total of 15 have not been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Statement of Operations. This charge consists of the following: (i) employee termination benefits of $1.7 million and (ii) facility closure charges of approximately $600,000.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	$563	$283	$—	$846

      Substantially all of the remaining restructuring liabilities at June 30, 2002 will be paid in 2002. Any changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      During the quarter ended June 30, 2002, the Company recorded a reduction in acquisition, restructuring and other one-time charges of $459,000 relating to a settlement of a contract recorded in the fourth quarter 2001 restructuring plan.

7. ACQUISITIONS:

Move.com

      In February 2001, the Company acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares (see Note 9).

      The acquisition of the Move.com Group has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $770.4 million was allocated to goodwill and identifiable intangible assets. Identifiable intangible assets are being amortized on a straight-line basis over the estimated lives of the assets ranging from two to fifteen years. Goodwill ceased to be amortized on January 1, 2002 upon the adoption of SFAS No. 142. As a result of the Company’s impairment charge recorded during the year ended December 31, 2001, the net goodwill and identifiable intangible assets at December 31, 2001 were $2.6 million and $76.4 million, respectively. At June 30, 2002, the net goodwill and identifiable assets were $4.4 million and $62.7 million, respectively. The increase in net goodwill was due to the reclassification of certain identifiable intangible assets upon adoption of SFAS No. 142.

iPlace

      In August 2001, the Company acquired all the outstanding shares of iPlace in exchange for approximately 3.5 million shares of the Company’s common stock valued at $80.3 million, $73.0 million in

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash and the assumption of 1.1 million outstanding stock options with an estimated incremental fair value of $16.3 million.

      iPlace was a leading provider of online credit and neighborhood information to real estate professionals and consumers. The primary reasons for the acquisition were to expand the Company’s product offerings to its core real estate professionals and to market online credit information to consumers. Goodwill was generated in this purchase as a result of a growing, profitable business model with multiple bidders.

      The acquisition has been accounted for using the purchase method and the results of operations have been included in the consolidated financial statements since the date of acquisition. In accordance with SFAS No. 141, the Company is not amortizing goodwill recognized in connection with this acquisition. The acquisition cost has been allocated to assets acquired based on their respective fair values and resulted in excess purchase consideration over the net tangible assets acquired of $191.7 million. With the assistance of outside valuation specialists, the Company had allocated the excess purchase price to goodwill and other intangible assets, resulting in $153.8 million in goodwill and $37.9 million in intangible assets subject to amortization. Other intangible assets were being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years, with a weighted-average amortization period of 5.6 years, and included an allocation of $19.0 million to distribution network, $6.0 million to subscriber list, $4.7 million to existing technology, $3.2 million to customer contracts, $2.6 million to non-compete agreements and $2.4 million to trademark and trade names. In the fourth quarter of 2001, the Company recorded an impairment charge of $57.6 million and $7.2 million relating to goodwill and intangible assets, respectively, related to iPlace. The remaining goodwill of $96.4 million and intangible assets of $25.8 million was included in the calculation of the gain on the sale of ConsumerInfo on April 2, 2002 (see Note 4).

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

      The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of 2001. This pro forma financial information excludes the acquisitions of iPlace, because of its classification as a discontinued operation, and all other companies

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired in 2001 since the pro forma effects of those transactions are immaterial for all periods presented (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Revenue	$77,700	$154,465
Net loss	(120,868)	(248,128)
Net loss per share:
Basic and diluted	$(1.12)	$(2.32)
Weighted average shares	107,695	106,774

8. GOODWILL AND OTHER INTANGIBLE ASSETS:

      As described in Note 3, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the three and six months ended June 30, 2002 and 2001, respectively, to its adjusted balance which excludes previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142 (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(52,257)	$(120,868)	$(87,066)	$(220,678)
Add back: goodwill amortization (net of tax)	—	38,780	—	60,642

Adjusted net loss	(52,257)	(82,088)	(87,066)	(160,036)

Reported net loss per share:
Basic and diluted	$(0.44)	$(1.12)	$(0.74)	$(2.18)

Adjusted net loss per share:
Basic and diluted	$(0.44)	$(0.76)	$(0.74)	$(1.58)

Weighted average shares	117,825	107,695	117,696	101,345

      The following changes in the net carrying amount of goodwill for the six months ended June 30, 2002 have been made: reclassifications due to discontinued operations of $96.4 million, additional contingent purchase price of Top Producer of $10.5 million and reclassification of certain intangible assets to goodwill upon the adoption of SFAS No. 142 of $2.7 million. Goodwill by segment as of June 30, 2002 is as follows (in thousands):

June 30,
2002

Media services	$1,307
Software and services	16,779
Online advertising	—
Offline advertising	6,514

Total	$24,600

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. The weighted average amortization period is 5.9 years. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	Weighted	June 30, 2002		December 31, 2001
	Average
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization

Purchased content	2.7	$15,604	$2,950	$15,604	$—
Porting relationships	2.8	1,728	305	1,728	—
Purchased technology	4.2	19,372	8,169	17,662	5,853
NAR® operating agreement	10.5	1,578	75	1,578	—
Customer lists and relationships	2.8	29,046	14,166	35,088	8,782
Exclusive electronic listing and rights agreement	9.2	13,220	721	13,220	—
Online traffic	2.2	18,636	4,301	18,636	—
Trade name, trademarks, websites and brand names	14.0	23,202	2,398	24,501	1,363
Other	5.2	7,824	1,615	34,834	3,851

Total	5.9	$130,210	$34,700	$162,851	$19,849

      Amortization expense for intangible assets for the three and six months ended June 30, 2002 was $9.2 million and $18.5 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Years Ended December 31,	Amount

2002 (remaining six months)	$18,434
2003	28,187
2004	17,222
2005	8,204
2006	3,849

9. RELATED PARTY TRANSACTIONS:

      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group valued at $745.7 million from Cendant. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company’s common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of Move.com, Inc. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares.

      In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Revenue of $7.7 million and $8.6 million related to these transactions was recognized during the three months ended June 30, 2002 and 2001, respectively. Revenue of $18.6 million and $11.1 million related to these transactions was recognized during the six months ended June 30, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of June 30, 2002, the Company had recorded deferred revenue of approximately $25.5 million related to these agreements. The Company received $8.6 million and $11.6 million in payments from RETT for the three and six months ended June 30, 2002, respectively, for purchases of additional services and these amounts have been included in deferred revenue. This deferred revenue will be recognized over the next one to three years.

      As a result of an amendment to some of these agreements, the Company recorded other income of approximately $10.8 million in the quarter ended March 31, 2002. This other income resulted from amendments which relieved the company of certain future delivery obligations under those agreements.

      The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s-length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate professional productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, the Company may have to negotiate renewal terms with the individual real estate professionals. See Note 13 for a description of matters which could result in significant modifications of these agreements.

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

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$373	$522	$755	$1,873
Cost of revenue	16	81	63	186
Sales and marketing	13,997	18,758	35,228	38,057
Product and website development	15	76	60	175
General and administrative	107	414	889	949

	$14,508	$19,851	$36,995	$41,240

      Stock-based charges for the three and six months ended June 30, 2002 consists of $9.3 million and $18.6 million, respectively, of amortization related to AOL, and $4.3 million and $9.2 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

11. NET LOSS PER SHARE:

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(62,436)	$(120,868)	$(98,091)	$(220,678)
Gain on discontinued operations	10,179	—	10,179	—
Income from discontinued operations	—	—	846	—

Net loss	$(52,257)	$(120,868)	$(87,066)	$(220,678)

Denominator:
Weighted average shares outstanding	117,825	107,695	117,696	101,345

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.53)	$(1.12)	$(0.83)	$(2.18)

Discontinued operations	$0.09	$—	$0.09	$—

Net loss	$(0.44)	$(1.12)	$(0.74)	$(2.18)

      The three and six month per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted loss from continuing operations per share computation was 27,164,374 and 20,707,672 at June 30, 2002 and 2001, respectively.

12. SEGMENT INFORMATION:

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, the Company changed the management team and changed the way that it manages and evaluates its businesses. As a result of this change, management now evaluates performance and allocates resources based on four segments, consisting of media services, software and services, online advertising and offline advertising and excludes discontinued operations. Due to this change, the Company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

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

      The current segments of media services and software and services are equivalent to the previously reported subscription segment. The online advertising segment is consistent with the previously reported advertising segment. The offline advertising segment was included in the previously reported other segment, which included ConsumerInfo. ConsumerInfo was acquired in August 2001 and is classified as a discontinued operation.

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Media services	$34,482	$39,315	$74,430	$71,069
Software and services	12,319	11,423	24,440	23,733
Online advertising	4,650	10,913	11,687	23,865
Offline advertising	14,443	16,049	29,453	22,851

Total revenue	65,894	77,700	140,010	141,518

Cost of revenue and operating expenses:
Media services	30,676	46,771	69,737	88,654
Software and services	16,723	11,230	29,516	21,418
Online advertising	5,271	7,070	12,453	15,009
Offline advertising	15,871	14,339	30,782	19,862
Unallocated	56,802	119,012	97,400	208,762

Total cost of revenue and operating expenses	125,343	198,422	239,888	353,705

Loss from operations	$(59,449)	$(120,722)	$(99,878)	$(212,187)

      Certain reclassifications have been made to the 2001 segment results above to conform to the current year presentation.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS AND CONTINGENCIES:

AOL Distribution Agreement

      In April 2000, the Company entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares it issued, will be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective guarantee period. AOL has stated that, at June 30, 2002, it continued to hold all of these shares. In 2000, the Company had recorded $189.8 million as non-current distribution obligation, which represents the fair market value of the approximately 3.9 million shares of the Company’s common stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit and is required to pledge an amount equal to the outstanding portion of the letter of credit. As of June 30, 2002, the Company had pledged $92.9 million in investments towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event our 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments the Company could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in cash or Company common stock at the Company’s discretion. If the Company chooses to satisfy the excess amount in Company common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of the Company’s common stock. If the amount the Company is required to pay AOL at July 31, 2003 exceeds $90.0 million, the distribution agreement with AOL will expire. In the event that an issuance of Company common stock might have a material adverse effect on the Company or its other agreements, or would require stockholder approval, the Company would consider, at that time, what actions it might take.

Legal proceedings

      In October 2001, the Company filed a demand for arbitration with AOL relating to a distribution agreement. The Company claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for the Company and to deliver guaranteed Homestore impressions to AOL users. The Company also claims that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. The Company also claims that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for the Company. In the arbitration, the Company seeks a declaration that AOL breached the distribution agreement; that the Company may terminate or rescind the contract and receive damages and other appropriate relief; that the Company may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement and that the Company would have no further obligations under the distribution agreement. The arbitration took place in mid-July 2002 and the Company is awaiting the results, which are not expected until the fourth quarter of 2002.

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. On March 27, 2002, the California State Teacher’s

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement System was named lead plaintiff and the complaints have been consolidated in the United States District Court, Central District of California. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming the Company along with L90, Inc., PricewaterhouseCoopers LLP and certain former officer and employees of the Company and making various allegations, including that the Company violated federal securities laws. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the costs of defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company’s financial results. The SEC has requested that the Company provide them with certain documents concerning the restatement of the Company’s financial results. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot be determined.

      In connection with the Company’s acquisition of the Move.com Group, Cendant has alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements. In connection with the acquisition, the Company entered into a series of related agreements with Cendant that provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to the Company’s acquisition of the Move.com Group. The Company has been engaged with Cendant in discussions relating to Cendant’s allegations and the Company and Cendant have considered certain amendments to the agreements that would materially alter the Company’s rights and Cendant’s obligations and restrictions in order to settle these potential claims. There is no assurance that these discussions will yield a satisfactory resolution.

      On March 1, 2002, MemberWorks, Incorporated sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. MemberWorks sought a temporary restraining order and/or preliminary injunction in connection with the sale of a former iPlace subsidiary, ConsumerInfo.com. MemberWorks, one of the former owners of iPlace, also sought an application for prejudgment attachment. On March 15, 2002, the Company moved to dismiss or transfer for improper venue. On March 26, 2002, the Court granted the Company’s motion to transfer the action to the United States District Court, Central District of California, and denied MemberWorks’ request to enjoin the sale of ConsumerInfo.com, but imposed a constructive trust of $58.0 million of the sale’s proceeds. On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, which provides that MemberWorks will receive $23.0 million from the constructive trust, with the remaining $35.0 million becoming available to the Company (see Note 16).

Contingencies

      From time to time, the Company has been party to various other litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. IMPAIRMENT OF INVESTMENTS:

      During the three and six months ended June 30, 2001, the Company recorded a charge of approximately $500,000 and $11.6 million, respectively, based on the impairment of the Company’s portfolio of investments. The impairment of these investments to their fair values was based on a review of the Companies’ financial conditions, cash flow projections, operating performances and a sustained downturn in financial markets. These charges are included in other income (expense), net in the Statement of Operations.

15. OTHER INCOME (EXPENSE), NET:

      Other income, net for the six months ended June 30, 2002 consists of approximately $10.8 million of income from an amendment of an existing agreement in the quarter ended March 31, 2002. The amendment relieved the Company of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security, and other assets of approximately $4.1 million and the recurring accretion of a distribution obligation of $7.4 million.

16. SUBSEQUENT EVENT:

      On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, which provides that MemberWorks and certain other former iPlace shareholders will receive $23.0 million from the constructive trust, with the remaining $35.0 million becoming available to the Company. In addition, the litigation will be dismissed and MemberWorks will release all claims against the Company relating to the sale of iPlace. The settlement is subject to MemberWorks filing with the court a voluntary dismissal with prejudice of their pending litigation against the Company. Because the Company expects the transactions provided for in the settlement agreement to be completed, it has included the cost of the settlement in its results of operations for the three and six months ended June 30, 2002.

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

Overview

      Homestore, Inc. has created an online marketplace that is the leading destination on the Internet for home and real estate-related information, products and services, based on the number of visitors, time spent on the websites and number of property listings. Through our websites, we provide a wide variety of information and tools for consumers and are the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as NAR, NAHB, hundreds of MLSs, the MHI, the AIA, and leading real estate franchisors, including the six largest franchisors, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.comTM. Under our agreements with NAR, NAHB, MHI and AIA, we receive preferential promotion in their marketing activities.

Basis of Presentation

      Initial Business and RealSelect Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation, or InfoTouch, with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate-related Internet sites. Effective November 26, 1996, we entered into a series of agreements with NAR and several investors. Under these agreements, we transferred technology and assets relating to advertising the listing of residential real estate on the Internet to a newly-formed company, NetSelect, LLC, or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC received capital funding from NSI and in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective November 26, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to NAR in exchange for the rights to operate the REALTOR.com® website and pursue commercial opportunities relating to the listing of real estate on the Internet.

      The agreements governing RealSelect required us to terminate our remaining activities, which were insignificant at that time, and dispose of our remaining assets and liabilities, which we did in early 1997.

      Accordingly, following the formation of RealSelect, NSI, LLC and InfoTouch were shell holding companies for their investments in RealSelect.

      Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital. We developed our first website, REALTOR.com®, in cooperation with NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

      Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1 and 3 of Homestore’s Notes to the Consolidated Financial Statements on Form 10-K filed with the SEC on April 3, 2002. InfoTouch changed it’s corporate name to Homestore.com, Inc. in August 1999. We changed our corporate name to Homestore, Inc. in May 2002.

      Our historical consolidated financial statements reflect the results of operations of Homestore, Inc., formerly InfoTouch. For the years ended December 31, 1997 and 1998, and through the Reorganization on February 4, 1999, Homestore was a holding company whose sole business was managing its investment in RealSelect through LLC. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenue through February 4, 1999, was recorded by NSI.

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

      In February 2001, we acquired all the outstanding shares of HomeWrite, Inc., or HomeWrite, in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares.

      In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc., or Homestyles, for $14.5 million in cash.

      In August 2001, we acquired all the outstanding shares of iPlace, Inc., or iPlace, for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $80.3 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $16.3 million. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles. iPlace was sold in 2002. See Dispositions section below.

      Transaction with Cendant and Real Estate Technology Trust. In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription based products to Real Estate Technology Trust, or RETT, an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party by us. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, we entered into additional commercial agreements with Cendant and RETT. Revenue of $7.7 million and $8.6 million related to these transactions was recognized during the three months ended June 30, 2002 and 2001, respectively. Revenue of $18.6 million and $11.1 million related to these transactions was recognized during the six months ended June 30, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of June 30, 2002, we had recorded deferred revenue of approximately $25.5 million related to these agreements. We received $8.6 million and $11.6 million in payments from RETT for the three and six months ended June 30, 2002, respectively, for purchases of additional services and these amounts have been included in deferred revenue. This deferred revenue will be recognized over the next one to three years.

      As a result of an amendment to some of these agreements, we recorded other income of approximately $10.8 million in the quarter ended March 31, 2002. This other income results from amendments, which relieved us of certain future delivery obligations under those agreements.

      The business purpose of these commercial agreements was to extend our product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate professional productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, we may have to negotiate renewal terms with the individual real estate professionals.

Dispositions

      On March 19, 2002, we entered into an agreement to sell our ConsumerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc. for $130.0 million in cash. The transaction closed on April 2, 2002. We received net proceeds of approximately $116.5 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated March 16, 2002 by and between Experian Holdings, Inc. and Homestore, Inc. On March 26, 2002, MemberWorks Incorporated, or MemberWorks, one of the former owners of iPlace, obtained a court order requiring us to set aside $58.0 million of the proceeds in a constructive trust against the potential claim MemberWorks has against us. This amount is included in restricted cash on the balance sheet as of June 30, 2002. On August 9, 2002, the we reached a settlement in the MemberWorks litigation, which provides that MemberWorks will receive $23.0 million from the constructive trust, with the remaining $35.0 million becoming available to us. In addition, the litigation will be dismissed and MemberWorks will release all claims against us relating to the sale of iPlace. The settlement is subject to MemberWorks filing with the court a voluntary dismissal with prejudice of their pending litigation against us. Because we expect the transactions provided for in the settlement agreement to be completed, we have included the cost of the settlement in our results of operations for the three and six months ended June 30, 2002.

      Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of our ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through June 30, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” and as “Net cash provided by discontinued operations.” The $10.2 million gain associated with the disposition of ConsumerInfo is recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale, $10.0 million of the purchase price is held in escrow to secure our indemnification obligations. To the extent the escrow is released to us, we will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the termination date if both parties to the agreement agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the six months ended June 30, 2002.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash held in escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	3,500

Gain recognized on the sale	$10,179

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies require us to make significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; impairment of investments; valuation of long-lived assets; accounting for business combinations; and legal contingencies.

Revenue Recognition

      We derive our revenue primarily from four sources: (i) subscription revenue, which includes monthly and annual fees from real estate professionals to advertise their properties on our websites; (ii) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and website hosting; (iii) advertising revenue for running online advertising and sponsorships on our websites; and (iv) offline advertising in proprietary books or other direct marketing products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      We generate recurring revenue from the sale of subscriptions to be included on our websites. This revenue is typically based on one-year renewable contracts and is recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is billed monthly over a contract term of typically one year.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software as well as the preliminary conclusions of Emerging Issues Task Force, or EITF, issue 00-21, “Multiple Element Arrangements.” We generally license our software products on a one-year term basis or on a perpetual basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

      Software license revenue is recognized upon all of the following criteria being satisfied: the execution of a license agreement; product delivery; fees are fixed or determinable; collectibility is reasonably assured; and all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP, 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, as they are principally contracted for on a time and materials basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      We recognize revenue for maintenance services ratably over the contract term. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the total costs incurred to date as a percentage of estimated total costs to complete and we monitor our progress against plan to ensure our estimates are materially accurate. We recognize estimated losses in the periods in which such losses are first identified.

      We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      We also sell online advertising and traditional Internet sponsorships. The terms of these arrangements are pursuant to contracts with terms varying from a few days to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based on the lesser of the impressions delivered over the total number of guaranteed impressions or ratably over the period in which the services are provided. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue. We record and measure the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We recognize revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. We recognized no barter revenue in 2002 and $41,000 for the six months ended June 30, 2001.

      Revenue associated with offline advertising or other direct marketing services, such as customer coupons and other informational products, is recognized upon performance, assuming no additional obligations remain and collectibility of the related receivable is reasonably assured.

Allowance for Doubtful Accounts

      Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Impairment of Investments

      In the past, we have invested in equity instruments of privately held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership was less than 20% and we did not have the ability to exercise significant influence over operations and the equity method when ownership was greater than 20% or we had the ability to exercise significant influence.

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

      If the decline in value was judged to be other than temporary, the basis of the security was written down to fair value and the resulting loss was charged to operations. In evaluating the fair value of our equity investments, our policy includes, but is not limited to, reviewing each of the entities’ cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities is inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded. In 2001, we wrote down all of our remaining cost method and equity method investments, which resulted in a charges for the three and six months ended June 30, 2001 of $500,000 and $11.6 million, respectively.

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

      When we determine that the carrying value of goodwill, other intangible assets and other long- lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

      In January 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets” and as a result, have ceased to amortize goodwill. In lieu of amortization, we are required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have evaluated the impact of our adoption of SFAS No. 142 and determined that no impairment charge was required upon the adoption of the standard. Our impairment test compared the fair value of the reporting units with the carrying value of their assets. Fair value was determined in accordance with the provisions of SFAS No. 142 using present value techniques similar to those used internally by us for evaluating acquisitions and comparisons to market values. These valuation techniques, performed in consultation with third party valuation professionals, involved projections of cash flows which were discounted based on our weighted average cost of capital. Changes in assumptions could materially impact estimates of fair value.

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

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of acquired technologies may not be the same as the useful life of acquired content or customer lists). Consequently, to the extent a longer lived asset is ascribed greater value under the purchase method than a shorter lived asset, there may be less amortization recorded in a given period.

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we have used the one year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we have obtained appraisals from independent valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the assumptions were made based on available historical information.

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

      We may seek to dispose of our current offerings by disposing of additional businesses, technologies, product lines or service offerings we currently own. Disposing of additional businesses may result in significant write-offs or one time non-recurring gains or losses or a reduction in the numbers of visitors to our websites. See “Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements” in Risk Factors.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue and Related Party Revenue

      Revenue decreased approximately 15% to $65.9 million for the three months ended June 30, 2002 from revenue of $77.7 million for the three months ended June 30, 2001. Of this decrease, related party revenues decreased $1.0 million to $7.7 million for the three months ended June 30, 2002. The primary reason for the decline in revenue was a decrease in Online Advertising of $6.3 million and a reduction in subscription renewals of $4.8 million in the Media Services segment.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately 36% to $21.3 million for the three months ended June 30, 2002 from $33.4 million for the three months ended June 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $5.5 million, royalty expense of $4.3 million, and other overhead costs of $2.3 million during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Personnel costs and other overhead costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in royalty expenses was due to the decrease in revenue on which royalties are based, as well as the conversion of some royalty arrangements from a percentage of revenue basis to fee per listing basis. We are continuing our efforts to renegotiate our royalty agreements in order to reduce our costs.

      Gross margin percentage for the three months ended June 30, 2002 was 68%, 11 percentage points higher than the gross margin percentage of 57% for the three months ended June 30, 2001. The increase in gross margin percentage was primarily due to the decrease in royalties as a percentage of revenue as well as a decrease in personnel and other overhead costs.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately 35% to $40.9 million for the three months ended June 30, 2002 from $62.5 million for the three months ended June 30, 2001. Of these amounts, stock-based charges decreased to $14.0 million for the three months ended June 30, 2002, compared to $18.8 million for the three months ended June 30, 2001. The remaining decrease was primarily due to decreases in personnel and related costs of $7.7 million, marketing costs of $8.2 million and other overhead of $900,000. Personnel and other overhead costs decreased primarily due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand and a general reduction in marketing of our other brands in 2002. Stock-based marketing charges decreased primarily due to the expiration of previous stock-based deals.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, increased approximately 11% to $9.7 million for the three months ended June 30, 2002 from $8.7 million for the three months ended June 30, 2001. The increase was primarily due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million and other overhead of $200,000 offset by decreases in personnel and related costs of $1.4 million and savings from the termination of certain service contract relationships of $600,000. These decreases were primarily a result of our restructuring efforts.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately 29% to $21.8 million for the three months ended June 30, 2002 from $30.7 million for the three months ended June 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $3.5 million, bad debt expense of $2.0 million, rent expense of $1.0 million and other overhead of $2.4 million. The decreases in personnel and related costs and rent expense were due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in bad debt expense related to the increased focus in 2002 on creditworthiness of customers, the establishment of payment terms that are more favorable to us and tighter credit and collection policies.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $9.2 million for the three months ended June 30, 2002 compared to $54.6 million for the three months ended June 30, 2001. The decrease in amortization was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001.

      Litigation settlement. Because of the agreed upon settlement of the MemberWorks litigation, we have included the $23.0 million cost of the settlement in our results of operations for the three months ended June 30, 2002.

      Acquisition, restructuring and other one-time charges. Acquisition, restructuring and other one-time charges were a credit of $459,000 for the three months ended June 30, 2002 relating to the settlement of a contract for less than we recorded in the fourth quarter of 2001. Acquisition related and other one-time charges were $8.6 million for the three months ended June 30, 2001 related to the dissolution of one of our subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs. See the discussion below of the six-month operating results for a history of our acquisition, restructuring and other one-time charges.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Revenue	$373	$522
Cost of revenue	16	81
Sales and marketing	13,997	18,758
Product and website development	15	76
General and administrative	107	414

	$14,508	$19,851

      Stock-based charges decreased by $5.4 million to $14.5 million for the three months ended June 30, 2002 from $19.9 million for the three months ended June 30, 2001, primarily due to the expiration of previous stock-based deals and the lack of new deals over the last three quarters.

Interest Income, Net

      Interest income, net decreased $2.9 million to $909,000 for the three months ended June 30, 2002, from the three months ended June 30, 2001 as a result of reduced cash balances and a general decline in market interest rates.

Other Income (Expense), Net

      Other expense, net for the three months ended June 30, 2002 and June 30, 2001, consists primarily of accretion of the AOL distribution obligation of $3.7 million.

Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. and recognized a gain of $10.2 million during the three months ended June 30, 2002.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended June 30, 2002 and 2001. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, we changed our management team and changed the way that we manage and evaluate our business segments. As a result of this change, we now evaluate performance and allocate resources based on the four new segments which consists of Media Services, Software and Services, Online Advertising and Offline Advertising and exclude discontinued operations. Due to this change, we have reclassified prior period segment data to conform to the current year’s presentation. This is consistent with the data that is made available to us to assess performance and make decisions.

      The expenses discussed below for the business segments exclude an allocation of certain significant operating expenses that are not directly identifiable with the individual segments and are not allocated for internal management reporting purposes, which include marketing expenses; corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition, restructuring and other one-time charges. There is no inter-segment revenue. Assets and liabilities are not allocated to segments for internal reporting purposes.

      The current segments of Media Services and Software and Services are equivalent to the prior period Subscription segment. The Online Advertising segment was the prior period Advertising segment. The Offline Advertising segment was the prior period other segment.

      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Revenue:
Media services	$34,482	$39,315
Software and services	12,319	11,423
Online advertising	4,650	10,913
Offline advertising	14,443	16,049

Total revenue	65,894	77,700

Cost of revenue and operating expenses:
Media services	30,676	46,771
Software and services	16,723	11,230
Online advertising	5,271	7,070
Offline advertising	15,871	14,339
Unallocated	56,802	119,012

Total cost of revenue and operating expenses	125,343	198,422

Loss from operations	$(59,449)	$(120,722)

      Certain reclassifications have been made to the 2001 segment results above to conform to the current year presentation.

Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.comTM, HomestoreTM Apartments & Rentals, and other real estate internet businesses.

      Media Services revenue decreased approximately 12% to $34.5 million for the three months ended June 30, 2002, compared to $39.3 million for the three months ended June 30, 2001. Media Services revenue represented approximately 52% of total revenue for the three months ended June 30, 2002 compared to 51% of total revenue for the three months ended June 30, 2001. The decline in Media Services revenue is due primarily to a reduction in subscription renewals of $4.4 million, of which $3.0 million of the decline was due to bulk subscriptions purchases in 2001 that were not renewed by individual agents in 2002 within our REALTOR.com business. Additionally, $1.0 million of the decline occurred in our Apartments and Rentals business where we had customers subscribing to both RentNet and Springstreet websites that did not continue when we combined the two businesses in mid-2001. We do not expect the decline in renewal rates to continue at this rate.

      Media Services expenses decreased to $30.7 million for the three months ended June 30, 2002 from $46.8 million for the three months ended June 30, 2001. The decrease was primarily due to decreases in personnel costs of $4.6 million, royalty expense of $3.6 million, hosting and imaging costs of $634,000, marketing costs of $2.3 million, and other overhead costs of $4.9 million as compared to the three months ended June 30, 2001. Personnel costs and other overhead costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in royalty expenses was due to the decrease in revenues on which royalties are based, as well as the renegotiation of royalty arrangements.

      Media Services operating income increased as a result of our restructuring efforts. Even with the decline in revenue, our cost reduction efforts took this segment from an operating loss of $7.5 million for the three months ended June 30, 2001 to an operating income of $3.8 million for the three months ended June 30, 2002.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee. In the future, we plan to offer these services under a traditional media model where pricing is dependent upon placement, content and length or quantity of the media run. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes will be phased in over the next four quarters. It is expected that as the changes are implemented, the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

      We are continuing our restructuring efforts and while these efforts may have a negative impact on short-term operations, we expect future operating results to improve.

Software and Services

      Our Software and Services segment is comprised of our Top Producer®, WyldFyreTM, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue increased approximately 8% to $12.3 million for the three months ended June 30, 2002, compared to $11.4 million for the three months ended June 30, 2001 primarily relating to the increase in revenue from a related party for a custom development project at Top Producer, offset by a decline in revenue in both WyldFyre and The Hessel Group. Software and Services revenue represented approximately 19% of total revenue for the three months ended June 30, 2002 compared to 15% of total revenue for the three months ended June 30, 2001.

      Software and Services expenses increased to $16.7 million for the three months ended June 30, 2002 from $11.2 million for the three months ended June 30, 2001. The increase was primarily due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million. Additionally, higher personnel costs of $1.3 million were incurred on a custom development project at Top Producer and other overhead costs increased $1.4 million.

      Software and Services operating income decreased as a result of the decline in revenues in the two operating units as described above. This decline in revenue, coupled with the increase in expenses outlined above, took this segment from operating income of $193,000 for the three months ended June 30, 2001 to an operating loss of $4.4 million for the three months ended June 30, 2002. We are continuing our restructuring efforts and expect these operating results to improve in 2003.

Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased approximately 57% to $4.7 million for the three months ended June 30, 2002, compared to $10.9 million for the three months ended June 30, 2001. Online Advertising revenue represented approximately 7% of total revenue for the three months ended June 30, 2002 compared to 14% of total revenue for the three months ended June 30, 2001. The decrease was primarily due to a softening in the online advertising market since 2001. We do not believe that this trend will continue and have seen an improvement since the first part of 2002.

      Online Advertising expenses decreased to $5.3 million for the three months ended June 30, 2002 compared to $7.1 million for the three months ended June 30, 2001 primarily due to decreases in marketing costs.

      Online Advertising operating income decreased as a result of the decline in revenue. The decline in revenue took this segment from an operating income of $3.8 million for the three months ended June 30, 2001 to an operating loss of $621,000 for the three months ended June 30, 2002. We are continuing our efforts to improve the revenue performance of our Online Advertising segment.

Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon ® and Homestore Plans and Publications businesses.

      Offline Advertising revenue decreased approximately 10% to $14.4 million for the three months ended June 30, 2002, compared to $16.0 million for the three months ended June 30, 2001. Offline Advertising revenue represented approximately 22% of total revenue for the three months ended June 30, 2002 compared to 21% of total revenue for the three months ended June 30, 2001. The decrease was primarily due to a decrease in revenue at Welcome Wagon of $2.6 million for the three months ended June 30, 2002 offset by an increase in revenue of $1.0 million at Homestore Plans and Publications. Welcome Wagon revenue has decreased due to a change in our marketing strategy to a more focused concentration on high-growth markets and a tightening of credit policies and procedures. While this has caused a current decrease, we expect it will provide for more profitable growth in 2003 and beyond as our full marketing strategy is implemented. The increase in revenue of our Homestore Plans and Publications business was due to the impact of a full quarter of revenue for the three months ended June 30, 2002.

      Offline Advertising expenses increased to $15.9 million for the three months ended June 30, 2002 from $14.3 million for the three months ended June 30, 2001. The increase was primarily due to the impact of a full quarter of expenses for the three months ended June 30, 2002 of our Homestore Plans and Publications business, which was acquired in May 2001, and additional bad debt expense associated with Welcome Wagon.

      Offline Advertising operating income decreased as a result of the factors outlined above. The decline in revenue, coupled with an increase in expenses, took this segment from an operating income of $1.7 million for the three months ended June 30, 2001 to an operating loss of $1.4 million for the three months ended June 30, 2002. As we continue to implement our new marketing strategy at Welcome Wagon, we believe positive operating income in this segment will return in 2003.

Unallocated

      Unallocated expenses decreased to $56.8 million for the three months ended June 30, 2002 from $119.0 million for the three months ended June 30, 2001. The decrease was largely due to decreases in amortization of goodwill and intangibles of $45.5 million, acquisitions and restructuring charges of $9.0 million and stock-based charges of $5.3 million. In addition, personnel related costs and other overhead during the three months ended June 30, 2002 decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The three months ended June 30, 2002 also included the $23.0 million settlement of the MemberWorks litigation. The decrease in amortization of goodwill and intangibles was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill, as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001. We are continuing to review our corporate overhead expenses and expect to achieve additional reductions in the future.

Six Months Ended June 30, 2002 and 2001

Revenue and Related Party Revenue

      Revenue decreased approximately 1% to $140.0 million for the six months ended June 30, 2002 from revenue of $141.5 million for the six months ended June 30, 2001. The primary cause of the change in revenue was a decrease in Online Advertising of $12.2 million offset by increases of $3.4 million in Media Services and $6.6 million of Offline Advertising.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately 29% to $43.5 million for the six months ended June 30, 2002 from $61.2 million for the six months ended June 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $8.2 million, royalty expense of $6.1 million and other overhead expenses of $3.4 million during the period, as compared to the six months ended June 30, 2001. Personnel and other overhead costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in royalty expense was due to the decrease in revenue on which royalties are based as well as the renegotiation of royalty arrangements. We are continuing our efforts to renegotiate royalty agreements in order to reduce our costs.

      Gross margin percentage for the six months ended June 30, 2002 was 69%, 12% higher than the gross margin percentage of 57% for the six months ended June 30, 2001. The increase in gross margin percentage was due to the decrease in royalties as a percentage of revenue as well as a decrease in personnel and other overhead costs.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately 27% to $88.7 million for the six months ended June 30, 2002 from $121.3 million for the six months ended June 30, 2001. Of these amounts, stock-based charges decreased to $35.2 million for the six months ended June 30, 2002, compared to $38.1 million for the six months ended June 30, 2001. The remaining decrease was primarily due to decreases in personnel and related costs of $9.5 million, marketing costs of $16.9 million and other overhead costs of $3.3 million. Personnel and other overhead costs decreased primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand and a general reduction in marketing of our other brands in 2002. Stock-based marketing charges decreased due to the expiration of previous stock-based deals.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, increased approximately 26% to $17.8 million for the six months ended June 30, 2002 from $14.2 million for the six months ended June 30, 2001. The increase was due primarily to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million and the increased expenses of $2.7 million associated with the full quarter impact of our acquisitions in the first quarter 2001 of the Move.com Group, assets from iPIX and Homestore Plans & Publications. These increases were offset by savings from the termination of certain vendor relationships of $900,000 and other overhead cost reductions of $1.0 million. These decreases were a result of our restructuring efforts.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately 12% to $46.9 million for the six months ended June 30, 2002 from $53.0 million for the six months ended June 30, 2001. This was due primarily to the decreases in personnel and related costs of $2.7 million, and other overhead of $6.1 million. The decreases in personnel and related costs and other overhead were due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. These decreases were offset by increases of $2.7 million that were a result of our acquisitions in the first quarter of 2001 being included for a full quarter in 2002.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $18.5 million for the six months ended June 30, 2002 compared to $88.4 million for the six months ended June 30, 2001. The decrease in amortization was due to the adoption of SFAS No. 142 in the first quarter of 2002 which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001.

      Litigation settlement. Because of the agreed upon settlement of the MemberWorks litigation, we have included the $23.0 million cost of the settlement in our results of operations for the three months ended June 30, 2002.

      Acquisition, restructuring and other one-time charges. Acquisition, restructuring and other one-time charges were $1.3 million for the six months ended June 30, 2002, related to the restructuring plan approved in the first quarter of 2002 partially offset by a credit of $459,000 relating to the settlement of a contract for less than we recorded in the fourth quarter of 2001. Acquisition, restructuring and other one-time charges were $15.6 million for the six months ended June 30, 2001 including $7.0 million related to the acquisition of the Move.com Group and $8.6 million related to the dissolution of one of our subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs.

      In the first quarter of 2002, our Board of Directors approved an additional restructuring and integration plan with the objective of eliminating duplicate resources and redundancies in conjunction with the recommendations of the new management team.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close one office and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of June 30, 2002, one individual had not been terminated and a total of 15 has not been paid severance.

      In connection with this restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which is included in acquisition, restructuring and other one-time charges on the Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	$563	$283	$—	$846

      Substantially all of the remaining restructuring liabilities at June 30, 2002 will be paid in 2002. Any changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      Acquisition, restructuring and other one-time charges were $15.6 million for the six months ended June 30, 2001 related to the stay bonuses, severance and facilities shut-down costs associated with the acquisition of the Move.com Group and costs associated with the dissolution of one of our subsidiaries.

      In the fourth quarter of 2001, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve our customers. The plan included the unwinding of certain of our newly formed or recently acquired international operations and a broad restructuring of our core operations. We substantially completed implementation of the plan by June 30, 2002.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions.

      In connection with this restructuring and integration plan, we recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition, restructuring and other one-time charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us; and (iv) non-cash write-offs of $2.9 million in other assets related to exited activities. Our estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. We intend to sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, due to recent declines in the demand for office space, there is no assurance that we will be able to sublease the office space at the estimated date or for the estimated rate. As of June 30, 2002, approximately three of the planned 700 employees have not yet been terminated and a total of eight has not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Non-cash charges	—	—	(10,917)	—	(10,917)
Cash paid	(3,511)	(137)	—	(141)	(3,789)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Reduction of estimates	—	(488)	—	—	(488)

Restructuring accrual at March 31, 2002	1,060	10,935	—	4,437	16,432
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Sale of a subsidiary	(156)	—	—	—	(156)
Reduction of estimates	—	—	—	(459)	(459)

Restructuring accrual at June 30, 2002	$786	$9,157	$—	$2,729	$12,672

      With the exception of payments associated with the San Francisco office lease commitment, substantially all of the remaining restructuring liabilities at June 30, 2002 will be paid during 2002. Any changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Revenue	$755	$1,873
Cost of revenue	63	186
Sales and marketing	35,228	38,057
Product and website development	60	175
General and administrative	889	949

	$36,995	$41,240

      Stock-based charges decreased by $4.2 million to $37.0 million for the six months ended June 30, 2002 from $41.2 million for the six months ended June 30, 2001, primarily due to the expiration of previous stock-based deals and the lack of new deals over the last three quarters.

Interest Income, Net

      Interest income, net decreased $6.8 million to $1.4 million for the six months ended June 30, 2002 as a result of reduced cash balances and a general decline in market interest rates.

Other Income (Expense), Net

      Other income, net increased to $339,000 for the six months ended June 30, 2002 from other expense, net, of $16.7 million for the six months ended June 30, 2001. The increase is primarily due to an amendment of an existing agreement for which we recorded other income of approximately $10.8 million. The amendment relieved us of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security and other assets of approximately $4.1 million. During the six months ended June 30, 2001, we recorded a write-down of investments of $11.6 million. Also included in other income (expense), net for each of the six month periods ended June 30, 2002 and 2001 is the accretion of the AOL distribution obligation of $7.4 million.

Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. and recognized a gain of $10.2 million during the six months ended June 30, 2002. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the consolidated financial statements of Homestore reflect this as discontinued operations. The results of operations of ConsumerInfo included operating income of $846,000 for the six months ended June 30, 2002.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the six months ended June 30, 2002 and 2001. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information

      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Revenue:
Media services	$74,430	$71,069
Software and services	24,440	23,733
Online advertising	11,687	23,865
Offline advertising	29,453	22,851

Total revenue	140,010	141,518

Cost of revenue and operating expenses:
Media services	69,737	88,654
Software and services	29,516	21,418
Online advertising	12,453	15,009
Offline advertising	30,782	19,862
Unallocated	97,400	208,762

Total cost of revenue and operating expenses	239,888	353,705

Loss from operations	$(99,878)	$(212,187)

      Certain reclassifications have been made to the 2001 segment results above to conform to the current year presentation.

     Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.comTM, HomestoreTM Apartments & Rentals, and other real estate businesses.

      Media Services revenue increased approximately 5% to $74.4 million for the six months ended June 30, 2002, compared to $71.1 million for the six months ended June 30, 2001. Media Services revenue represented approximately 53% of total revenue for the six months ended June 30, 2002 compared to 50% of total revenue for the six months ended June 30, 2001. The increase in Media Services revenue was primarily due to an increase in revenue from our Virtual Tours products partially offset by a reduction in subscription renewals in the other businesses.

      Media Services expenses decreased to $69.7 million for the six months ended June 30, 2002 from $88.7 million for the six months ended June 30, 2001. The decrease was primarily due to decreases in personnel costs of $5.9 million, royalties of $5.5 million, hosting and imaging costs of $2.6 million, marketing costs of $4.2 million and other overhead costs of $800,000 during the period, as compared to the six months ended June 30, 2001. Personnel costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in royalty expenses was due to the decrease in revenue on which royalties are based as well as the conversion of royalty arrangements from a percentage of revenue basis to fee per listing basis.

      Media Services operating income increased as a result of our restructuring efforts. Our cost reduction efforts took this segment from an operating loss of $17.6 million for the six months ended June 30, 2001 to operating income of $4.7 million for the six months ended June 30, 2002.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee. In the future, we plan to offer these services under a traditional media model where pricing is dependent upon placement, content and length or quantity of the media run. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes will be phased in over the next four quarters. It is expected that as the changes are implemented, the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

      We are continuing our restructuring efforts and while these efforts may have a negative impact on short-term operations, we expect future operating results to improve.

Software and Services

      Our Software and Services segment is comprised of our Top Producer®, WyldFyreTM, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue increased approximately 3% to $24.4 million for the six months ended June 30, 2002, compared to $23.7 million for the six months ended June 30, 2001. The increase was primarily due to stronger revenue from a related party for a custom development project at Top Producer offset by a decrease in revenue in The Hessel Group business driven by a slow down in corporate relocation services. Software and Services revenue represented approximately 18% of total revenue for the six months ended June 30, 2002 compared to 17% of total revenue for the six months ended June 30, 2001.

      Software and Services expenses increased to $29.5 million for the six months ended June 30, 2002 from Software and Services expenses of $21.4 million for the six months ended June 30, 2001. The increase was primarily due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million, higher personnel costs of $2.2 million incurred on a custom development project and other overhead cost increases of $3.1 million.

      Software and Services operating income decreased as a result of the decline in revenue in the two operating units noted above. The decline in revenue, coupled with the increase in expenses outlined above took this segment from operating income of $2.3 million for the six months ended June 30, 2001 to an operating loss of $5.1 million for the six months ended June 30, 2002. We are continuing our restructuring efforts and expect these operating results to improve in 2003.

Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased approximately 51% to $11.7 million for the six months ended June 30, 2002, compared to $23.9 million for the six months ended June 30, 2001. Online advertising revenue represented approximately 8% of total revenue for the six months ended June 30, 2002 compared to 17% of total revenue for the six months ended June 30, 2001. The decrease was primarily due to a softening in the Online advertising market since 2001. We do not believe that this trend will continue and have seen an improvement since the first part of 2002.

      Online Advertising expenses decreased to $12.5 million for the six months ended June 30, 2002 from Online Advertising expenses of $15.0 million for the six months ended June 30, 2001. The decrease was primarily due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002 and consist primarily of marketing costs.

      Online Advertising operating income decreased as a result of the decline in revenue and the increased operating expenses in the first quarter prior to our restructuring. These factors took this segment from operating income of $8.9 million for the six months ended June 30, 2001 down to an operating loss of $766,000 for the six months ended June 30, 2002. We have reduced the cost structure and are continuing our efforts to improve revenue opportunities.

Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.

      Offline Advertising revenue increased approximately 29% to $29.5 million for the six months ended June 30, 2002, compared to $22.9 million for the six months ended June 30, 2001. Offline Advertising revenue represented approximately 21% of total revenue for the six months ended June 30, 2002 compared to 16% of total revenue for the six months ended June 30, 2001. The increase was primarily due to the impact of a full six months of operations for Welcome Wagon, which was acquired in February 2001, and for Homestore Plans and Publications which was acquired in May 2001.

      Offline Advertising expenses increased to $30.8 million for the six months ended June 30, 2002 from Offline advertising expenses of $19.9 million for the six months ended June 30, 2001. The increase was primarily due to the full six months impact of Welcome Wagon and Homestore Plans and Publications business.

      Offline Advertising operating income decreased as a result of the factors outlined above. The effect of the operations of both businesses noted above for the full six month period in 2002 took this segment from an operating income of $3.0 million for the six months ended June 30, 2001 to an operating loss of $1.3 million for the six months ended June 30, 2002. As we continue to implement our new marketing strategy at Welcome Wagon, we believe positive operating income in this segment will return in 2003.

Unallocated

      Unallocated expenses decreased to $97.4 million for the six months ended June 30, 2002 from unallocated expenses of $208.8 million for the six months ended June 30, 2001. The decrease was primarily due to decreases in amortization of goodwill and intangibles of $69.9 million, acquisitions and restructuring charges of $14.3 million and stock-based charges of $4.2 million. In addition, personnel related costs and other overhead costs during the six months ended June 30, 2002 decreased due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The six months ended June 30, 2002 also included the $23.0 million settlement of the MemberWorks litigation. The decrease in amortization of goodwill and intangibles was due to the adoption of SFAS No. 142 which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001. We are continuing to review our corporate overhead expenses and expect to achieve additional reductions in the future.

Liquidity and Capital Resources

      Net cash used in continuing operating activities of $52.9 million for the six months ended June 30, 2002 was attributable to the net loss from continuing operations of $98.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $82.1 million. The impact of net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $36.8 million, principally relating to decreases in accounts payable balances and deferred revenue. The use of cash to reduce accounts payable and accrued expenses in the six months ended June 30, 2002 was due, in part, to payments of accrued restructuring expenses in the amount of $8.5 million as well as payment of other one-time accrued charges from year end of $11.0 million for investigation costs and other contract settlements. In addition, the receipt of cash in prior periods for the payment on deferred revenue contracts for future services, in part, has impacted our operating cash flows in 2002 by $9.3 million. The allowance for doubtful accounts (included in accounts receivable, net) as a percentage of gross accounts receivable was 43% at June 30, 2002 and December 31, 2001, respectively. This allowance resulted from a misalignment between our sales force compensation and our credit and collections policies in our Welcome Wagon business. In addition, we experienced customer service issues in our Apartments & Rentals business that were created with the combination of the RentNet and Springstreet websites in mid-2001. We have devoted a significant amount of resources to these problems and expect to correct them in the second half of 2002.

      Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2001. Net cash provided by operating activities was the result of the net operating loss totaling $220.7 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $166.4 million. Cash provided by operations were the changes in operating assets and liabilities, net of acquisitions, of $62.1 million.

      Net cash provided by investing activities of $15.5 million for the six months ended June 30, 2002 was primarily attributable to maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $1.7 million offset by capital expenditures of $647,000. Net cash used by investing activities of $57.6 million for the six months ended June 30, 2001 was attributable to purchases of short-term investments of $66.3 million, capital expenditures of $29.4 million, cash paid for acquisitions of $52.4 million including acquisition-related costs offset by maturities of short-term investments of $90.5 million.

      Net cash provided by financing activities of $544,000 for the six months ended June 30, 2002 was primarily attributable to the proceeds from the repayment of stockholders’ notes of $3.3 million offset by an increase in our restricted cash balance of $2.9 million and $521,000 relating to a settlement of a stock issuance obligation. The increase is a function of the form of the investments we have made and does not increase our potential liability. Net cash provided by financing activities of $44.3 million for the six months ended June 30, 2001 was attributable to proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $46.8 million, the repayment of stockholders notes of $1.7 million, offset by a change in notes receivable of $3.7 million.

      On April 2, 2002, we closed the sale of the ConsumerInfo division to Experian Holdings, Inc. for $130.0 million in cash. We received net proceeds of approximately $116.5 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated as of March 16, 2002 by and between Experian Holdings, Inc. and Homestore, Inc. However, on March 26, 2002, MemberWorks obtained a court order requiring us to set aside $58.0 million of the purchase price against a potential claim MemberWorks has against us. Subsequent to June 30, 2002, we reached a settlement of the MemberWorks litigation, which will result in $35.0 million of restricted cash becoming available to us upon the approval of the settlement. We will use the proceeds available to us to continue to fund operations.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of June 30, 2002, we had an accumulated deficit of $1.9 billion and cash and cash equivalents of $64.9 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. We believe that our existing cash and cash equivalents, and any cash generated from operations, coupled with our cost reduction efforts, will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months. We continue to focus on our cost structure and our revenue opportunities and intend to make further cost reductions in the near future to improve the cash flow of the business.

      Long-term we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to satisfy our obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital was raised through the issuance of equity securities, the percentage of our stock owned by our then-

current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 13 of the Notes to the Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

      In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares we issued, will be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective guarantee period. AOL has stated that, at June 30, 2002, it continued to hold all of these shares. In 2000, we have recorded $189.8 million as non-current distribution obligation, which represents the fair market value of approximately 3.9 million shares of our common stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we established a $90.0 million letter of credit and are required to pledge an amount equal to the outstanding portion of the letter of credit. As of June 30, 2002, we had pledged $92.9 million in investments towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments we could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in cash or our common stock at our discretion. If we choose to satisfy the excess amount in our common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of our common stock. If the amount we are required to pay AOL at July 31, 2003 exceeds $90.0 million, the distribution agreement with AOL will expire. In the event that an issuance of Homestore common stock might have a material adverse effect on us or our other agreements, or would require stockholder approval, we would consider, at that time, what actions we might take.

      In October 2001, we filed a demand for arbitration with AOL relating to the distribution agreement. Our complaint claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for us and to deliver guaranteed Homestore impressions to AOL users. We also claim that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. We also claim that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for the Homestore. In the arbitration, we seek a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; that we may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement; and that we would have no further obligations under the distribution agreement. The arbitration took place in mid-July 2002 and we are awaiting the results, which are not expected until the fourth quarter of 2002.

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

      On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. On February 13, 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, on March 12, 2002 we filed an amended Form 10-K/A for the year ended December 31, 2000 and on March 29, 2002 we filed amended Form 10-Q/A’s for each of the first three quarters of 2001. Following the December 21, 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on Homestore’s behalf were commenced in various courts against Homestore and certain directors and former officers of Homestore by or on behalf of persons claiming to be stockholders of Homestore and persons claiming to have purchased or otherwise acquired securities or options issued by Homestore between May 4, 2000 and December 21, 2001. The California State Teachers’ Retirement System has been named lead plaintiff in the consolidated shareholder lawsuits against Homestore. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming us along with L90, Inc., PricwaterhouseCoopers LLP and certain former officers and employees of Homestore and making various allegations, including that we violated federal securities laws.

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

      Our liability insurance for actions taken by officers and directors during the period from May 4, 2000 to December 21, 2001, the period during which events related to the securities litigation against us and certain of our directors and former executive officers occurred, provides only limited liability protection. If these policies do not adequately cover our potential exposure and expenses related to those class action lawsuits, it could materially adversely affect our business and financial condition.

      For the period in which most of the claims were asserted, we had in place nine director’s and officer’s liability primary and excess insurance policies, with seven of which providing $10.0 million in coverage and two providing $5.0 million each for a total of $80.0 million. However, our insurance carriers may assert that not all of the actions implicate coverage under our insurance policies. In addition, these policies may not provide any separate coverage for us as an entity as opposed to our officers and directors. If our insurance policies do not provide us with coverage for any liabilities that may result from this litigation, our business and financial condition could be adversely affected.

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

      Our stock could be delisted from the Nasdaq National Market if it does not meet Nasdaq’s minimum bid price.

      The Nasdaq National Market typically requires that our stock maintain a minimum bid price of $1.00. The bid price for our stock has recently closed below $1.00 per share. If the bid price for our stock remains below $1.00 for 30 trading days, we could receive a delisting notification from Nasdaq. After the initial 30-day trading period, we would have a 90-day probationary period during which our stock must meet the $1.00 minimum bid price requirement. If our stock price does not trade above $1.00 for at least ten consecutive days during the 90-day probationary period, we would be entitled to a hearing before the Nasdaq National Market. However, we can provide no assurance regarding the outcome of that hearing and our stock could be delisted from the Nasdaq National Market following such hearing. Delisting on the Nasdaq National Market may, among other things, limit the liquidity and adversely affect the trading price of our stock.

      We have a new senior management team and our future success depends upon our new management’s ability to execute its business plan.

      On January 7, 2002, we replaced much of our senior management team. Our new senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. Our future success will depend on how well and quickly our new senior management integrates with the rest of our employees and business partners, gains an understanding of the business and implements processes and procedures that allow us to respond to our customers’ needs.

      Risks related to the AOL Agreement.

      In April 2000, we entered into a five-year distribution agreement with AOL. As part of this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price per share of our common stock will be:

•	$65.64 per share with respect to approximately 64% of AOL’s shares on July 31, 2003;

•	$68.50 per share with respect to approximately 18% of AOL’s shares on July 31, 2004; and

•	$68.50 per share with respect to the remaining 18% of AOL’s shares on July 31, 2005.

      This guarantee only applies to shares that continue to be held by AOL at the applicable date. AOL has stated that, at June 30, 2002, it continued to own all of these shares.

      In light of our current stock price, it is possible that our stock price may not achieve these levels at those dates.

      In connection with the guarantee, we established a $90.0 million letter of credit and we are required to pledge an amount equal to the outstanding portion of the letter of credit. As of June 30, 2002, we had pledged $92.9 million in investments towards this letter of credit which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event our 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments that we could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in either cash or our common stock at our discretion. If we choose to satisfy the excess amount in our common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of our common stock. If the amount that we are required to pay to AOL as of July 31, 2003 exceeds $90.0 million, the distribution agreement will expire. In the event that an issuance of Homestore common stock might have a material adverse effect on us or our other agreements, or would require stockholder approval, we would consider, at that time, what actions we might take.

      The distribution agreement with AOL requires us to make significant payments to secure distribution on AOL. These payments may not result in an increase in visitors to our websites. We are currently in arbitration with AOL relating to the alleged breach of the distribution agreement. See “AOL Arbitration” under Item 3, “Legal Proceedings” in this Form 10-Q.

      Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/ non-recurring items in our financial statements.

      On February 5, 2002, we announced that we would re-focus on our core business objective—making real estate professionals more productive and profitable. This focus may involve the disposition of non-strategic business and corporate services. For example, on February 1, 2002, we sold our eNeighborhoods division and on March 16, 2002, we entered into an agreement to sell all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130.0 million in cash to Experian Holdings, Inc. As a result of this focus, we may incur significant write-offs or one-time, non-recurring gains or losses or a reduction in visitors to our website.

      Our agreement with the National Association of REALTORS® could be terminated.

      The REALTOR.com® trademark and website address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® website under an operating agreement with NAR.

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

For 2002, we must pay $1,175,000 in two installments of $587,500 paid on June 1, 2002 and due on December 15, 2002.

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

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® website;

•	NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

•	we must meet performance standards relating to the availability time of the REALTOR.com® website;

•	NAR has the right to review, approve and request changes to the content on certain pages of our REALTOR.com® website; and

•	we are restricted in our ability to create additional websites or pursue other lines of business that engage in displaying real property advertisements in electronic form.

      In addition, our operating agreement with NAR contains restrictions on how we can operate the REALTOR.com® website. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by NAR. In addition, NAR can require us to include on REALTOR.com® real estate related content it has developed.

      If our operating agreement for REALTOR.com® terminates, NAR would be able to operate the REALTOR.com® website.

      If our operating agreement with NAR terminates, we must transfer a copy of the software that operates the REALTOR.com® website and assign our agreements with data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® website itself or with a third party. Many of these data content agreements are exclusive and we could be prevented from obtaining and using listing data from the providers covered by these transferred agreements until the exclusivity periods expire.

      We are subject to non-competition provisions with NAR which could adversely affect our business.

      We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet.com, Move.com and HomeBuilder.com websites. In the future, if we were to acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new website or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the websites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or if a consent we obtain contains restrictive conditions. These non-competition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

      Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

      Our operating agreement with NAHB includes a number of restrictions on how we operate our HomeBuilder.com website:

•	if NAR terminates our REALTOR.com® operating agreement, for the next six months NAHB can terminate its operating agreement with us on three months’ prior notice;

•	we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com website that contain new home listings; and

•	NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

      Our Homestore Apartments and Rentals website is subject to a number of restrictions on how it may be operated.

      In agreeing to our acquisition of SpringStreet, Inc., NAR imposed a number of restrictions on how we can operate the Homestore Apartments and Rentals website (formerly the SpringStreet.com website). These include:

•	if NAR’s consent terminates for any reason, we will have to transfer to NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of NAR, known as REALTORS®;

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or REALTOR®-controlled MLSs in order to be listed on the website;

•	if the consent is terminated, we could be required to operate our rental properties website at a different web address;

•	if the consent terminates for any reason, other than as a result of a breach by NAR, NAR will be permitted to use the REALTOR®-branded web address, resulting in increased competition;

•	we cannot list properties for sale on the rental website for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental website; and

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental website.

      NAR could revoke its consent to our operating Homestore Apartments and Rentals.

      NAR can revoke its consent to our operating the Homestore Apartments and Rentals website for reasons which include:

•	the acquisition of Homestore or RealSelect by another party;

•	a substantial decrease in property listings on our REALTOR.com® website; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by NAR of the breach.

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

      Approval rights. RealSelect’s certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com® website and real property advertising programming for electronic display and related businesses. Without the consent of six-sevenths of the members of the RealSelect Board of Directors, which would have to include at least one NAR appointed director, this limited purpose provision cannot be amended.

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

      We must continue to obtain listings from real estate agents brokers, home builders, Multiple Listing Services and property owners.

      We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and rental owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts of our capital resources to secure our exclusive and non-exclusive agreements for listings of real estate for sale. We are continuing our efforts to renegotiate our royalty agreements with MLS’s brokers and agents to reduce our costs. If, as a result of our renegotiation efforts, or otherwise owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our websites could become less attractive to other real estate industry participants or consumers.

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

      We have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $87.1 million and $220.7 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, we had an accumulated deficit of $1.9 billion, and we expect to incur net losses for the foreseeable future. The size of these net losses will depend, in part, on the rate of growth in our revenue from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of June 30, 2002, we had approximately $111.4 million of stock-based charges and intangible assets to be amortized.

      Our quarterly financial results are subject to significant fluctuations.

      Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenue and operating results are likely to be particularly affected by the number of persons purchasing subscription and advertising products and services as well as sales and marketing expenses for a particular period. If revenue falls below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

      Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q:

•	the level of renewals for our subscription products and services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our websites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants;

•	the sale or disposition of assets; and

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters.

      The market for web-based subscription and advertising products and services relating to real estate is competitive.

      Our main existing and potential competitors include websites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars.

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

      On October 25, 2001, we announced an organizational realignment and cost reduction plan to focus us more tightly on our core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce. In February 2002, we announced plans to reduce our staff by an additional 300 employees. We are currently evaluating a further restructuring that will focus the business on our Media Services division. If we do not meet our restructuring objectives, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

      We need to continue to develop our content and our product and service offerings.

      To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our websites and products. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our websites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or in order to do so, we may incur substantial additional expenses.

      We may experience difficulty in integrating our acquisitions.

      Over the past two years, we have made several acquisitions. We may not receive the desired benefits from these acquisitions. Risks related to our acquisitions include:

•	difficulties in assimilating the operations of the acquired businesses;

•	potential disruption of our existing businesses;

•	assumption of unknown liabilities and litigation;

•	our inability to integrate, train, retain and motivate personnel of the acquired businesses;

•	diversion of our management from our day-to-day operations;

•	our inability to incorporate acquired products, services and technologies successfully into our websites;

•	potential impairment of relationships with our employees, customers and strategic partners; and

•	inability to maintain uniform standards, controls procedures and policies.

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

      Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them. However, many other key employees do not have employment agreements. Competition for qualified personnel in our industry and geographical locations is intense. We can give no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future.

      We rely on intellectual property and proprietary rights.

      We regard substantial elements of our websites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. Although we have one patent, we may not achieve the desired protection from, and third parties may design around, this patent or any other patent that we may obtain in the future. In addition, in any litigation or proceeding involving our patent, or any other patent that we may obtain in the future, the patent may be determined to be invalid or unenforceable. Any legal action that we may bring to protect our proprietary information could be expensive and distract management from day-to-day operations.

      Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com® website address and trademark and the REALTOR® trademark are important to our business and are licensed to us by NAR. If we were to lose the REALTOR.com® domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources towards developing an independent brand identity.

      Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

      We may not be able to protect the website addresses that are important to our business.

      Our website addresses, or domain names, are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com,” “.net” “.org.” “.biz” “.info” “.tv” and ”.us.” It is also possible that the requirements for holding domain names could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

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

      In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet-based source for real property around the world. Pursuant to that agreement, we agreed to operate the consortium’s website and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium’s member associations, and if we begin to receive revenue from them, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

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

      The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our family of websites and our subscription and advertising products and services. In addition, reduced traffic on our family of websites would likely cause our subscription and advertising revenue to decline, which would materially and adversely affect our business.

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

Internet Industry Risks

      We depend on increased use of the Internet to expand our real estate-related advertising products and services.

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

      In addition to selling subscription products and services to real estate professionals, we have depended on selling other types of advertisements on our websites.

      We have experienced a deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenue from selling banner advertising and sponsorships on our websites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our family of websites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to the Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to current economic conditions or a weak U.S. economy, our revenue and operating results could be materially harmed.

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

      In November 2001, Congress extended the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet based transactions through November 1, 2003. If Congress chooses in the future, however, not to renew this legislation, U.S., state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of such taxes could impair the growth of electronic commerce and thereby adversely affect the growth of our business.

      We depend on continued improvements to our computer network and the infrastructure of the Internet.

      Any failure of our computer systems that causes interruption or slower response time of our websites or services could result in a smaller number of users of our websites or the websites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our websites to consumers and our subscription products and services to real estate professionals, providers of real estate-related products and services and other Internet advertisers. Increases in the volume of our website traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

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

      Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village and Thousand Oaks, California. Although we have not experienced any material outages to date, we currently do not have a redundant system for our websites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

      Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We do not currently have a fully redundant system for our websites. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

      We could face liability for information on our websites and for products and services sold over the Internet.

      We provide third-party content on our websites, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those websites. They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

      We enter into agreements with other companies under which we share with these other companies’ revenue resulting from advertising or the purchase of services through direct links to or from our family of websites. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

Shareholder Litigation

      Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that we and certain of our officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. On March 27, 2002, the California State Teacher’s Retirement System was named lead plaintiff and the complaints have been consolidated in the United States District Court, Central District of California. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of its potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs of defending any litigation can be high and divert management’s attention from the day-to-day operations of our business. This litigation may have an adverse effect on our financial condition, results of operations and cash flows. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming us along with L90, Inc., PricewaterhouseCoopers LLP and certain former officer and employees of Homestore and making various allegations, including that we violated federal securities laws.

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

AOL Arbitration

      We are currently in arbitration with AOL relating to a distribution agreement dated April 25, 2000, under which AOL was to promote the content of Homestore and, among other things, Homestore was to become the sponsor of and content provider for new house and home-related channels on the AOL network. Pursuant to the distribution agreement, we made an up-front cash payment to AOL of $20.0 million and delivered to AOL nearly 3.9 million shares of Homestore stock with a guaranteed value, supported by a $90.0 million letter of credit to AOL. Under the distribution agreement, AOL was entitled to draw down the letter of credit upon any event of termination, even if we terminate for breach of the agreement by AOL.

      We filed a Demand for Arbitration with the Arbitration Association of America (AAA) in Atlanta on October 30, 2001, and a First Amended Demand for Arbitration on January 18, 2002. In the First Amended Demand, we claim that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for Homestore and to deliver guaranteed Homestore impressions to AOL users. We also claim that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. On March 4, 2002, we moved to file a Second Amended Demand for Arbitration, adding the claim that AOL’s conduct violated the contractual guarantees of exclusivity, premiere partnership and prominent partnership for Homestore. In the arbitration, we seek a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; that Homestore may terminate the contract without AOL having any right to the $90.0 million letter of credit; and that Homestore would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and we are awaiting the results, which we do not expect until the fourth quarter of 2002.

Other Litigation

      On January 4, 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on behalf of nominal defendant Homestore, Inc. against certain directors and former officers of Homestore. Two additional shareholder derivative actions were filed against substantially the same defendants on behalf of nominal defendant Homestore. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. On March 7, 2002, the court entered an order consolidating the three actions. On April 23, 2002, the parties lodged with the court a stipulation extending plaintiffs to file a consolidated complaint to June 25, 2002. Defendants have until August 9, 2002, to respond to the complaint. As these cases are in the very early stage, we are unable to express an opinion at this time as to the merits of the case.

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

      In connection with our acquisition of the Move.com, Group, Cendant has alleged that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 financial statements. In connection with the acquisition, we entered into a series of related agreements with Cendant that provided us with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of our shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to our acquisition of the Move.com Group. We have been engaged with Cendant in discussions relating to Cendant’s allegations and have considered certain amendments to the agreements that would materially alter our rights and Cendant’s restrictions and obligations in order to settle these potential claims. We cannot assure you that these discussions will yield a satisfactory resolution.

      On March 1, 2002, MemberWorks Incorporated sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. MemberWorks sought a temporary restraining order and/or preliminary injunction in connection with the sale of a former iPlace subsidiary, ConsumerInfo.com. MemberWorks, one of the former owners of iPlace also sought an application for prejudgment attachment. On March 15, 2002, we moved to dismiss or transfer for improper venue. On March 25, 2002, the Court granted our motion to transfer the action to the United States District Court, Central District of California, and denied MemberWorks’ request to enjoin the sale of ConsumerInfo.com, but imposed a constructive trust of $58.0 million of the sale’s proceeds. On August 9, 2002, we reached a settlement in the MemberWorks litigation, which provides that MemberWorks and certain other former iPlace shareholders will receive $23.0 million from the constructive trust, with the remaining $35.0 million becoming available to us. In addition, the litigation will be dismissed and MemberWorks will release us of all claims relating to the sale of iPlace. The settlement is subject to MemberWorks filing with the court a voluntary dismissal with prejudice of their pending litigation against us.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Homestore, Inc. was convened on May 22, 2002 at 9:30 a.m. They were present at the meeting, in person or by proxy, the holders of 90,318,647 shares, representing 76.7% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect three Class III directors to hold office until the 2005 Annual Meeting of Stockholders received the following votes:

	For	Withheld

W. Michael Long	86,831,186	3,487,461
L. John Doerr	89,062,139	1,256,508
Joe F. Hanauer	89,063,196	1,255,451

      The proposal to amend our Certificate of Incorporation to change our name from Homestore.com, Inc. to Homestore, Inc. received the following vote:

For	Against	Abstain

88,969,834	1,319,220	29,593

      The foregoing proposal was approved and accordingly ratified.

ITEM 5. OTHER INFORMATION

      The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q has been submitted to the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

On May 24, 2002, we filed an amendment to a report on Form 8-K originally filed with the Securities and Exchange Commission on March 19, 2002, containing required financial statement information related to the completion of the sale of our Consumer Info Division.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestore, Inc.

Date: August 12, 2002

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
and Assistant Secretary