Form 10-Q
period 2002-09-30
HOMESTORE INC
filed 2002-11-14
CIK 1085770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes ☒     No ☐

      At October 31, 2002 the registrant had 118,224,857 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,839	$38,272
Restricted cash	92,784	—
Short-term investments	—	14,190
Marketable equity securities	372	2,432
Accounts receivable, net	28,572	31,906
Current portion of prepaid distribution expense	21,522	48,793
Other current assets	17,640	43,743

Total current assets	248,729	179,336
Prepaid distribution expense, net of current portion	25,291	35,007
Property and equipment, net	29,755	44,759
Goodwill, net	24,669	107,769
Intangible assets, net	86,186	143,002
Restricted cash	—	98,519
Other assets	13,529	6,645

Total assets	$428,159	$615,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,985	$14,667
Accrued expenses	81,357	111,701
Accrued distribution obligation	150,484	—
Deferred revenue	36,731	62,988
Deferred revenue from related parties	10,844	31,198

Total current liabilities	281,401	220,554
Distribution obligation	65,286	204,660
Deferred revenue from related parties	7,705	5,772
Other liabilities	193	795

Total liabilities	354,585	431,781

Commitments and contingencies (note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	118	117
Additional paid-in capital	1,990,913	1,987,405
Treasury stock	(18,232)	(18,062)
Notes receivable from stockholders	(105)	(3,569)
Deferred stock-based charges	(3,580)	(11,692)
Accumulated other comprehensive loss	(1,330)	(3,568)
Accumulated deficit	(1,894,210)	(1,767,375)

Total stockholders’ equity	73,574	183,256

Total liabilities and stockholders’ equity	$428,159	$615,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue (including non-cash equity charges, see note 10)	$56,653	$70,991	$178,045	$201,399
Related party revenue	7,126	9,799	25,744	20,909

Total revenue	63,779	80,790	203,789	222,308
Cost of revenue (including non-cash equity charges, see note 10)	17,823	30,500	61,369	91,656

Gross profit	45,956	50,290	142,420	130,652

Operating expenses:
Sales and marketing (including non-cash equity charges, see note 10)	41,222	68,987	129,957	190,303
Product and website development (including non-cash equity charges, see note 10)	6,371	9,420	24,192	23,584
General and administrative (including non-cash equity charges, see note 10)	17,976	32,740	64,896	85,783
Amortization of goodwill and intangible assets	9,255	56,844	27,779	145,238
Litigation settlement (see note 13)	—	—	23,000	—
Acquisition, restructuring and other one-time charges (see note 6)	10,745	—	12,087	15,632

Total operating expenses	85,569	167,991	281,911	460,540

Loss from operations	(39,613)	(117,701)	(139,491)	(329,888)
Interest income, net	783	2,023	2,231	10,242
Other expense, net (see note 15)	(1,521)	(22,078)	(1,182)	(38,788)

Loss from continuing operations	(40,351)	(137,756)	(138,442)	(358,434)
Gain on disposition of discontinued operations	582	—	10,761	—
Income (loss) from discontinued operations (see note 4)	—	(569)	846	(569)

Net loss	$(39,769)	$(138,325)	$(126,835)	$(359,003)

Unrealized gain (loss) on marketable securities	92	(470)	2,139	(3,050)
Foreign currency translation	(122)	(278)	99	69

Comprehensive loss	$(39,799)	$(139,073)	$(124,597)	$(361,984)

Basic and diluted income (loss) per share (see note 11):
Continuing operations	$(0.34)	$(1.25)	$(1.17)	$(3.43)

Discontinued operations	$—	(0.01)	$0.10	$(0.01)

Net loss	$(0.34)	$(1.25)	$(1.08)	$(3.44)

Shares used to calculate basic and diluted per share amounts	118,173	110,476	117,856	104,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(138,442)	$(358,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,025	18,523
Amortization of goodwill and intangible assets	27,779	145,238
Accretion of distribution obligation	11,109	11,109
Provision for doubtful accounts	5,434	10,430
Stock-based charges	53,872	59,969
Write-down of investments	—	30,743
Realized loss on sale of marketable securities	2,181	—
Write-off of capitalized software	2,849	—
Other non-cash items	1,640	1,865
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(4,080)	(16,045)
Prepaid distribution expense	8,366	7,555
Other assets	3,591	(4,599)
Accounts payable and accrued liabilities	(50,496)	40,108
Deferred revenue from related parties	(18,421)	47,728
Deferred revenue	(4,132)	(6,587)

Net cash used in continuing operating activities	(87,725)	(12,397)

Cash flows from investing activities:
Purchases of property and equipment	(1,143)	(51,833)
Purchases of short-term investments	—	(85,925)
Proceeds from sale of marketable equity securities	1,737	—
Maturities of short-term investments	14,394	115,485
Acquisitions, net of cash acquired	—	(56,290)

Net cash provided by (used in) investing activities	14,988	(78,563)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	3,463	2,341
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	785	56,217
Repayment of notes payable	—	(481)
Repurchases of common stock	(169)	—
Settlement of stock issuance obligation	(521)	—
Transfer to restricted cash	(2,541)	—
Issuance of notes receivable	—	(4,777)

Net cash provided by financing activities	1,017	53,300

Net cash used in continuing operations	(71,720)	(37,660)
Net cash provided by (used in) discontinued operations	121,287	(72,349)

Change in cash and cash equivalents	49,567	(110,009)
Cash and cash equivalents, beginning of period	38,272	167,576

Cash and cash equivalents, end of period	$87,839	$57,567

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

      Homestore, Inc. (“Homestore” or the “Company”) has created the leading online marketplace for home and real estate-related information and associated products and services, based on the number of visitors, time spent on the websites and number of property listings. Through its network of websites, the Company provides a wide variety of information and tools for consumers, and is the leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), the largest Multiple Listing Services (“MLSs”), the NAHB Remodelors Council, the National Association of the Remodeling Industry (“NARI”), the American Institute of Architects (“AIA”), the Manufactured Housing Institute (“MHI”), real estate franchisors, brokers, builders, apartment managers and agents. The Company also has distribution agreements with a number of leading Internet portal and search engine websites, including America Online, Inc. (“AOL”).

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

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of September 30, 2002, the Company had an accumulated deficit of $1.9 billion and cash equivalents of $87.8 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and cash equivalents and any cash generated from operations, coupled with the Company’s cost reduction efforts, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next 12 months. The Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new, or enhance existing, services or products, to satisfy its obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely affected by the AOL litigation and the other litigation referred to in Note 13 to its Consolidated Financial Statements included herein.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. RECENT ACCOUNTING DEVELOPMENTS:

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after September 30, 2001.

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

      The Company early adopted Emerging Issues Task Force (“EITF”) 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company has adopted this consensus and the effect on the three and nine months ended September 30, 2001 was to reduce previously reported revenue and expense by $1.2 million and $4.0 million, respectively, with no effect on net loss or net loss per share.

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

4. DISCONTINUED OPERATIONS:

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. The transaction closed on April 2, 2002. The Company received net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated March 16, 2002 by and between Experian Holdings, Inc. and Homestore. On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, Inc. (“iPlace”), the parent company of ConsumerInfo, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against the Company.

      On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust, with the remaining $35.0 million plus accrued interest transferred to the Company. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace. The Company has included the cost of the settlement in its results of operations for the nine months ended September 30, 2002 (see Note 13).

      Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of its ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through September 30, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” The $10.8 million gain associated with the disposition of ConsumerInfo has been recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. During the current quarter, the Company revised its initial $3.5 million estimate of transaction costs downward to $2.9 million, resulting in the recognition of an additional gain on sale of $582,000. As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. As of September 30, 2002, cash subject to the escrow was $9.3 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the scheduled termination date if both the Company and the buyer agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the nine months ended September 30, 2002. Total revenue and loss from

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations was $5.6 million and $569,000, respectively, for the three and nine months ended September 30, 2001.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash subject to escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	2,918

Gain recognized on the sale	$10,761

5. STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS:

      The decrease in stockholders’ equity for the nine months ended September 30, 2002 is primarily the result of the Company’s net loss for the nine month period.

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, recent declines in the demand for office space in the San Francisco market have led the Company to conclude these estimates must be revised. Because the Company believes it will take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the quarter ended September 30, 2002. The Company also reduced its estimates for employee termination pay by $398,000 and its contractual obligations by $338,000. As of September 30, 2002,

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two of the planned 700 employees have not yet been terminated and a total of four have not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(361)	(1,385)	—	(707)	(2,453)
Change in estimates	(398)	6,515	—	(338)	5,779

Restructuring accrual at September 30, 2002	$27	$14,775	$—	$1,684	$16,486

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2002 will be paid during 2002. Any further changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of September 30, 2002, eight of the planned 270 employees have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Statement of Operations. This charge consists of the following: (i) employee termination benefits of $1.7 million and (ii) facility closure charges of approximately $600,000. During the period ended September 30, 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,585	—	1,343

Restructuring accrual at September 30, 2002	$26	$1,761	$—	$1,787

      Substantially all of the remaining restructuring liabilities at September 30, 2002, with the exception of those related to lease obligations, will be paid in 2002. Any further changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of September 30, 2002, approximately 130 of the planned 190 employees have not yet been terminated and a total of 175 have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Statement of Operations. This charge consists of the following: (i) employee termination benefits of $1.6 million and (ii) facility closure charges of approximately $2.0 million.

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	$1,555	$2,033	$3,588

      The payments for employee termination costs will be paid primarily in the fourth quarter of 2002 and the payments for lease obligations will occur through the end of 2003.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ACQUISITIONS:

Move.com

      In February 2001, the Company acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as the Move.com Group, from Cendant Corporation (“Cendant”) valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares (see Note 9).

      The acquisition of the Move.com Group has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $770.4 million was allocated to goodwill and identifiable intangible assets. Identifiable intangible assets are being amortized on a straight-line basis over the estimated lives of the assets ranging from two to fifteen years. Goodwill ceased to be amortized on January 1, 2002 upon the adoption of SFAS No. 142. As a result of the Company’s impairment charge recorded during the year ended December 31, 2001, the net goodwill and identifiable intangible assets at December 31, 2001 were $2.6 million and $76.4 million, respectively. At September 30, 2002, the net goodwill and identifiable assets were $4.4 million and $56.6 million, respectively. The increase in net goodwill was due to the reclassification of certain identifiable intangible assets upon adoption of SFAS No. 142.

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

      The acquisition was accounted for using the purchase method and the results of operations were included in the consolidated financial statements from the date of acquisition. However, since the operations were sold in April 2002, the Results of Operations of ConsumerInfo, representing substantially all of the operations of iPlace, have been reclassified as discontinued operations in all periods presented (see Note 4). In accordance with SFAS No. 141, the Company did not amortize goodwill recognized in connection with this acquisition. The acquisition cost was allocated to assets acquired based on their respective fair values and resulted in excess purchase consideration over the net tangible assets acquired of $191.7 million. With the assistance of outside valuation specialists, the Company had allocated the excess purchase price to goodwill and other intangible assets, resulting in $153.8 million in goodwill and $37.9 million in intangible assets subject to amortization. Other intangible assets were being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years, with a weighted-average amortization period of 5.6 years, and included an allocation of $19.0 million to distribution network, $6.0 million to subscriber list, $4.7 million to existing technology, $3.2 million to customer contracts, $2.6 million to non-compete agreements and $2.4 million to trademark and trade names. In the fourth quarter of 2001, the Company recorded an impairment charge of

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$57.6 million and $7.2 million relating to goodwill and intangible assets, respectively, related to iPlace. The remaining goodwill of $96.4 million and intangible assets of $25.8 million was included in the calculation of the gain on the sale of ConsumerInfo on April 2, 2002 (see Note 4).

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

      The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of 2001. This pro forma financial information excludes the acquisitions of iPlace, because of its classification as a discontinued operation, and all other companies acquired in 2001 since the pro forma effects of those transactions are immaterial for all periods presented (in thousands, except per share amounts):

Nine Months Ended
September 30, 2001

Revenue	$240,852
Net loss	(386,453)
Net loss per share:
Basic and diluted	$(3.70)
Weighted average shares outstanding	104,422

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS:

      As described in Note 3, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the three and nine months ended September 30, 2002 and 2001, respectively, to its adjusted balance which excludes previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(39,769)	$(138,325)	$(126,835)	$(359,003)
Add back: goodwill amortization (net of tax)	—	40,181	—	100,823

Adjusted net loss	(39,769)	(98,144)	(126,835)	(258,180)

Reported net loss per share:
Basic and diluted	$(0.34)	$(1.25)	$(1.08)	$(3.44)

Adjusted net loss per share:
Basic and diluted	$(0.34)	$(0.89)	$(1.08)	$(2.47)

Weighted average shares outstanding	118,173	110,476	117,856	104,422

      The following changes in the net carrying amount of goodwill for the nine months ended September 30, 2002 have been made: reclassifications due to discontinued operations of $96.4 million, additional contingent purchase price of Top Producer of $10.5 million and reclassification of certain intangible assets to goodwill upon the adoption of SFAS No. 142 of $2.7 million. Goodwill by segment as of September 30, 2002 is as follows (in thousands):

September 30,
2002

Media services	$1,307
Software and services	16,848
Online advertising	—
Offline advertising	6,514

Total	$24,669

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

	Weighted	September 30, 2002		December 31, 2001
	Average
	Amortization	Gross	Accumulated	Gross	Accumulated
	Period	Amount	Amortization	Amount	Amortization

Purchased content	2.7	$15,604	$4,425	$15,604	$—
Porting relationships	2.8	1,728	457	1,728	—
Purchased technology	4.5	19,172	9,341	17,662	5,853
NAR® operating agreement	10.5	1,578	113	1,578	—
Customer lists and relationships	3.1	29,046	17,091	35,088	8,782
Exclusive electronic listing and rights agreement	9.2	13,220	1,082	13,220	—
Online traffic	2.2	18,636	6,451	18,636	—
Trade name, trademarks, websites and brand names	13.0	23,201	2,962	24,501	1,363
Other	5.1	8,018	2,095	34,834	3,851

Total	5.9	$130,203	$44,017	$162,851	$19,849

      Amortization expense for intangible assets for the three and nine months ended September 30, 2002 was $9.3 million and $27.8 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Years Ended December 31,	Amount

2002 (remaining three months)	$9,180
2003	28,187
2004	17,222
2005	8,204
2006	3,849

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

      In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years and prepaid the Company for these contracted services. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT and these services were also prepaid. Revenue of $7.1 million and $9.8 million related to these transactions was recognized during the three months ended September 30, 2002 and 2001, respectively. Revenue of $25.7 million and $20.9 million related to these transactions was recognized during the nine months ended September 30, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of September 30, 2002, the Company had recorded deferred revenue of approximately $18.5 million related to these agreements. The Company received $11.6 million in payments from RETT for the nine months ended September 30, 2002 for purchases of additional services and these amounts have been included in deferred revenue. This deferred revenue will be recognized over the next one to three years.

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

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$373	$583	$1,128	$2,456
Cost of revenue	42	126	105	312
Sales and marketing	16,184	15,639	51,412	53,696
Product and website development	40	119	100	294
General and administrative	238	2,262	1,127	3,211

	$16,877	$18,729	$53,872	$59,969

      Stock-based charges for the three and nine months ended September 30, 2002 consists of $9.3 million and $27.9 million, respectively, of amortization related to AOL, and $6.1 million and $15.3 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

11. NET LOSS PER SHARE:

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(40,351)	$(137,756)	$(138,442)	$(358,434)
Gain on discontinued operations	582	—	10,761	—
Income (loss) from discontinued operations	—	(569)	846	(569)

Net loss	$(39,769)	$(138,325)	$(126,835)	$(359,003)

Denominator:
Weighted average shares outstanding	118,173	110,476	117,856	104,422

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.34)	$(1.25)	$(1.17)	$(3.43)

Discontinued operations	$—	$(0.01)	$0.10	$(0.01)

Net loss	$(0.34)	$(1.25)	$(1.08)	$(3.44)

      The three and nine month per share computations exclude preferred stock, options and warrants that are anti-dilutive. The number of such shares excluded from the basic and diluted loss from continuing operations per share computation was 25,568,971 and 19,972,675 at September 30, 2002 and 2001, respectively.

12. SEGMENT INFORMATION:

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      The current segments of Media Services and Software and Services are equivalent to the previously reported Subscription segment. The Online Advertising segment is consistent with the previously reported Advertising segment. The Offline Advertising segment was included in the previously reported Other segment, which included ConsumerInfo. ConsumerInfo was acquired in August 2001 and is classified as a discontinued operation. Due to the sale of ConsumerInfo and the classification as a discontinued operation, the Company has excluded the financial results of ConsumerInfo in the segment data presented for 2002 and 2001.

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Media services	$32,905	$39,386	$107,335	$110,455
Software and services	12,398	11,519	36,838	35,252
Online advertising	3,570	10,774	15,256	34,639
Offline advertising	14,906	19,111	44,360	41,962

Total revenue	63,779	80,790	203,789	222,308

Cost of revenue and operating expenses:
Media services	25,603	55,900	92,269	156,154
Software and services	11,832	11,468	41,166	32,886
Online advertising	4,888	18,285	17,020	33,294
Offline advertising	13,594	10,663	44,223	30,525
Unallocated	47,475	102,175	148,602	299,337

Total cost of revenue and operating expenses	103,392	198,491	343,280	552,196

Loss from operations	$(39,613)	$(117,701)	$(139,491)	$(329,888)

      Certain reclassifications have been made to the 2001 and 2002 segment results above to conform to the current quarter and year presentation.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS AND CONTINGENCIES:

AOL Distribution Agreement

      In April 2000, the Company entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company has guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares it issued, will be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective guarantee period. AOL has stated that, at September 30, 2002, it continued to hold all of these shares. At September 30, 2002, the Company recorded a total of $215.8 million of distribution obligation, of which $150.5 million is current and $65.3 million is non-current. This distribution obligation represents the guaranteed fair market value of the approximately 3.9 million shares of the Company’s common stock issued upon entering the agreement. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit and is required to pledge an amount equal to the outstanding portion of the letter of credit. As of September 30, 2002, the Company had pledged $92.8 million in investments towards this letter of credit, which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event the Company’s 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments the Company could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in cash or Company common stock at the Company’s discretion. If the Company chooses to satisfy the excess amount in Company common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of the Company’s common stock. If the amount the Company is required to pay AOL at July 31, 2003 exceeds $90.0 million, the distribution agreement with AOL will expire. In the event that an issuance of Company common stock might have a material adverse effect on the Company or its other agreements, or would require stockholder approval, the Company would consider, at that time, what actions it might take.

Legal proceedings

      In October 2001, the Company filed a demand for arbitration with AOL relating to a distribution agreement. The Company claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for the Company and to deliver guaranteed Homestore impressions to AOL users. The Company also claims that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. The Company also claims that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for the Company. In the arbitration, the Company seeks a declaration that AOL breached the distribution agreement; that the Company may terminate or rescind the contract and receive damages and other appropriate relief; that the Company may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement and that the Company would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and the Company submitted its Proposed Findings of Fact and Conclusions of Law to the Tribunal on September 20, 2002. The Company is awaiting the results of the arbitration, which it expects to receive in the fourth quarter of 2002.

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. On March 27, 2002, the California State Teacher’s Retirement System was named lead plaintiff and the complaints have been consolidated in the United States District Court, Central District of California. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming the Company along with MaxworldWide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP and certain former officers and employees of the Company and making various allegations, including that the Company violated federal securities laws. The case is still in the preliminary stages, and it is not possible for the Company to quantify the extent of its potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of the Company’s business.

      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company’s financial results. The SEC has requested that the Company provide them with certain documents concerning the restatement of the Company’s financial results. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.

      On September 25, 2002, certain former employees of Homestore entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Concurrently, the SEC and the Department of Justice informed the Company that it would not bring any enforcement action against Homestore because of the actions taken by its Board of Directors and its Audit Committee and its cooperation in the SEC’s investigation. Because the investigation is ongoing and the Company is committed to cooperating with the SEC, the Company will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

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

      On March 1, 2002, MemberWorks sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. On March 26, 2002, the Court granted the Company’s motion to transfer the action to the United States District Court, Central District of California, and imposed a constructive trust of $58.0 million of the sale’s proceeds. On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust and the remaining $35.0 million plus accrued interest was transferred to the Company. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      On or about June 26, 2002, Tren Technologies (“Tren”) served a Complaint on Homestore, NAR and NAHB in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges a claim for patent infringement based on activities related to the websites REALTOR.com® and Homebuilder.com. Specifically, Tren alleges that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information and that the Company has developed an infringing technology for NAR’s REALTOR.com® and the NAHB’s Homebuilder.com websites. The complaint seeks unspecified damages and a permanent injunction against the Company using the technology. The Company intends to defend this claim vigorously.

      Between September 18, 2002 and October 8, 2002, Federal Insurance Company (“Federal”), Genesis Insurance Company (“Genesis”) and Lumbermen’s Mutual Casualty Company (“Lumbermen”) sent the Company Notices of Rescission of the Directors and Officers Excess Liability policies they issued to Homestore with effective dates of August 4, 2001. Federal and Genesis filed Complaints for Rescission in the United States District Court, Central District of California against Homestore and several of its officers and directors, seeking rescission of the policies on the basis of alleged misrepresentations contained in the original applications, as well as in the renewal applications for insurance. Lumbermen’s filed a similar complaint in Los Angeles Superior Court. The Company has requested or will request a Stay for each of the actions pending resolution of the Class Action Securities Litigation. The Company intends to defend these actions vigorously, however, it is unable to form a judgment as to the ultimate outcome in these actions.

      On November 9, 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc. (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 1, 2000. Amica is seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter is currently scheduled for November 21-25, 2002. Although the Company intends to defend the claims vigorously and believes that the allegations are without merit, the Company is unable to express opinion as to the probable outcome of the arbitration.

      On or about November 1, 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud, securities fraud, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with Homestore’s acquisition of iPlace in August 2001. The Company believes this case is without merit and intends to defend this claim vigorously.

Contingencies

      From time to time, the Company has been party to various other litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

14. IMPAIRMENT OF INVESTMENTS:

      During the three and nine months ended September 30, 2001, the Company recorded a charge of approximately $19.2 million and $30.3 million, respectively, based on the impairment of the Company’s portfolio of investments. The impairment of these investments to their fair values was based on a review of the Companies’ financial conditions, cash flow projections, operating performances and a sustained downturn in financial markets. These charges are included in other expense, net in the Statement of Operations.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. OTHER EXPENSE, NET:

      Other expense, net for the three and nine months ended September 30, 2002 was $1.5 million and $1.2 million, respectively. The three months ended September 30, 2002 primarily consists of the recurring accretion of a distribution obligation of $3.7 million partially offset by miscellaneous other income. The nine months ended September 30, 2002 primarily consists of the accretion of a distribution obligation of $11.1 million and other miscellaneous expense of $900,000, partially offset by $10.8 million of income from an amendment of an existing agreement in the quarter ended March 31, 2002. The amendment relieved the Company of certain future delivery obligations.

16. SUBSEQUENT EVENTS:

      On November 4, 2002, the Company filed an application with Nasdaq to transfer its common stock to The Nasdaq SmallCap Market because its common stock failed to maintain a minimum bid price of $1.00 per share as required by the applicable Nasdaq Marketplace Rule. The Company expects to begin trading on The Nasdaq SmallCap Market on November 18, 2002 under the current symbol “HOMS.”

      As a result of the resignation of a Director, the Company has only two members on its Audit Committee. Nasdaq rules require that a company’s Audit Committee consist of three independent members of the Board of Directors. The Company has begun a search for additional Directors who could fill this position on the Audit Committee.

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

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS, or NAR, the National Association of Home Builders, or NAHB, hundreds of Multiple Listing Services, or MLSs, the Manufactured Housing Institute, or MHI, the American Institute of Architects, or AIA, and leading real estate franchisors, including the six largest franchisors, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.com™. Under our agreements with NAR, NAHB, MHI and AIA, we receive preferential promotion in their marketing activities.

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

      Accordingly, following the formation of RealSelect, NSI, LLC and InfoTouch were holding companies for their investments in RealSelect.

      Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital. We developed our first website, REALTOR.com®, in cooperation with NAR and actively began marketing our advertising products and services to real estate professionals in January 1997.

      Reorganization of Holding Structure. Under the formation agreements of RealSelect, the reorganization of the initial holding structure was provided for at an unspecified future date. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. We refer to this transaction as the Reorganization. The share exchange lacked economic substance and, therefore, was accounted for at historical cost. For a further discussion relating to the accounting for the Reorganization, see Notes 1 and 3 of Homestore’s Notes to the Consolidated Financial Statements on Form 10-K filed with the SEC on April 3, 2002. InfoTouch changed its corporate name to Homestore.com, Inc. in August 1999. We changed our corporate name to Homestore, Inc. in May 2002.

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

      Transaction with Cendant and Real Estate Technology Trust. In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription based products to Real Estate Technology Trust, or RETT, an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party by us. Under the commercial agreements, RETT committed to purchase products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years and prepaid us for these contracted services. Subsequent to the closing of the acquisition of the Move.com Group, we entered into additional commercial agreements with Cendant and RETT and these services were also prepaid. Revenue of $7.1 million and $9.8 million related to these transactions was recognized during the three months ended September 30, 2002 and 2001, respectively. Revenue of $25.7 million and $20.9 million related to these transactions was recognized during the nine months ended September 30, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenue. As of September 30, 2002, we had recorded deferred revenue of approximately $18.5 million related to these agreements. We received $11.6 million in payments from RETT for the nine months ended September 30, 2002 for purchases of additional services and these amounts have been included in deferred revenue. This deferred revenue will be recognized over the next one to three years.

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

Dispositions

      On March 19, 2002, we entered into an agreement to sell our ConsumerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc., or Experian, for $130.0 million in cash. The transaction closed on April 2, 2002. We received net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated March 16, 2002 by and between Experian and Homestore, Inc. On March 26, 2002, MemberWorks Incorporated, or MemberWorks, one of the former owners of iPlace, obtained a court order requiring us to set aside $58.0 million of the proceeds in a constructive trust against the potential claim MemberWorks has against us.

      On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust, with the remaining $35.0 million plus accrued interest being transferred to us. In addition, the litigation was dismissed and MemberWorks released all claims against us relating to the sale of iPlace. We have included the cost of the settlement in our results of operations for the nine months ended September 30, 2002.

      Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Homestore reflect the disposition of our ConsumerInfo business, which was sold on April 2, 2002, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo business through September 30, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” and as “Net cash provided by (used in) discontinued operations.” The $10.8 million gain associated with the disposition of ConsumerInfo is recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. During the current quarter, we revised our initial $3.5 million estimate of transaction costs downward to $2.9 million, resulting in the recognition of an additional gain on sale of $582,000. As part of the sale, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. As of September 30, 2002, cash in escrow is $9.3 million. To the extent the escrow is released to us, we will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the scheduled termination date if both parties to the agreement agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the nine months ended September 30, 2002. Total revenue and loss from discontinued operations was $5.6 million and $569,000, respectively, for the three and nine months ended September 30, 2001.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash subject to escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	2,918

Gain recognized on the sale	$10,761

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

      We also sell online advertising and traditional Internet sponsorships. The terms of these arrangements are pursuant to contracts with terms varying from a few days to three years, which may include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users. This advertising revenue is recognized ratably based on the lesser of the impressions delivered over the total number of guaranteed impressions or ratably over the period in which the services are provided. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue. We record and measure the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We recognize revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within nine months prior to the date of the barter transactions. We recognized no barter revenue in 2002 and $67,000 for the nine months ended September 30, 2001.

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

      If the decline in value was judged to be other than temporary, the basis of the security was written down to fair value and the resulting loss was charged to operations. In evaluating the fair value of our equity investments, our policy includes, but is not limited to, reviewing each of the entities’ cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities is inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded. In 2001, we wrote down all of our remaining cost method and equity method investments, which resulted in a charges for the three and nine months ended September 30, 2001 of $19.2 million and $30.3 million, respectively.

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

      When we determine that the carrying value of goodwill, other intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

      In January 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets” and as a result, have ceased to amortize goodwill. In lieu of amortization, we are required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have evaluated the impact of our adoption of SFAS No. 142 and determined that no impairment charge was required upon the adoption of the standard. Our impairment test compared the fair value of the reporting units with the carrying value of their assets. Fair value was determined in accordance with the provisions of SFAS No. 142 using present value techniques similar to those used internally by us for evaluating acquisitions and comparisons to market values. These valuation techniques, performed in consultation with third party valuation professionals, involved projections of cash flows which were discounted based on our weighted average cost of capital. Changes in assumptions could materially impact estimates of fair value. We will perform an update of that evaluation during the fourth quarter of 2002.

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

      We may seek to dispose of our current offerings by disposing of additional businesses, technologies, product lines or service offerings we currently own. Disposing of additional businesses may result in significant write-offs or one time non-recurring gains or losses or a reduction in the numbers of visitors to our websites. See “Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/ non-recurring items in our financial statements” in Risk Factors.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenue and Related Party Revenue

      Revenue decreased approximately $17.0 million, or 21%, to $63.8 million for the three months ended September 30, 2002 from revenue of $80.8 million for the three months ended September 30, 2001. The primary reasons for the decline in revenue were due to decreases in the Online Advertising segment of $7.2 million, the Offline Advertising segment of $4.2 million, and a reduction in subscription renewals of $6.5 million in the Media Services segment that were purchased in bulk quantities in 2001. Related party revenues decreased $2.7 million to $7.1 million for the three months ended September 30, 2002 primarily in the Media Services segment.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately 42% to $17.8 million for the three months ended September 30, 2002 from $30.5 million for the three months ended September 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $5.1 million, production and fulfillment costs of $1.5 million, hosting and imaging costs of $2.5 million, and other direct costs of $3.6 million during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Personnel costs and other direct costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decreases in production and fulfillment costs and hosting and imaging costs were due to efficiencies achieved in our Offline Advertising segment and a change in the method of selling and supporting virtual tours.

      Gross margin percentage for the three months ended September 30, 2002 was 72%, 10 percentage points higher than the gross margin percentage of 62% for the three months ended September 30, 2001. The increase in gross margin percentage was primarily due to factors mentioned above.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately 40% to $41.2 million for the three months ended September 30, 2002 from $69.0 million for the three months ended September 30, 2001. The overall decrease was primarily due to decreases in personnel and related costs of $5.4 million, marketing costs of $19.2 million and other overhead of $3.2 million. Personnel and other overhead costs decreased primarily due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand, a general reduction in marketing of our other brands in 2002 and the non-renewal of marketing programs in 2002.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately 32% to $6.4 million for the three months ended September 30, 2002 from $9.4 million for the three months ended September 30, 2001. The decrease was primarily due to the decrease in personnel and related costs of $1.5 million and the reduction of other overhead of $1.5 million. These decreases were primarily a result of our restructuring efforts described above.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately 45% to $18.0 million for the three months ended September 30, 2002 from $32.7 million for the three months ended September 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $6.4 million, bad debt expense of $4.0 million, rent expense of $1.2 million and other overhead of $3.1 million. The decreases in personnel and related costs and rent expense were due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in bad debt expense related to a closer alignment between our sales force compensation and the establishment of payment terms that are more favorable to us and tighter credit and collection policies. The decrease in other overhead is due to the implementation of numerous cost cutting measures as well as a reduction in stock-based charges of $2.0 million. The reduction in stock-based charges of $2.0 million relates to our acceleration of vesting of options for a terminated employee during the period ended September 30, 2001.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $9.3 million for the three months ended September 30, 2002 compared to $56.8 million for the three months ended September 30, 2001. The decrease in amortization was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001.

      Acquisition, restructuring and other one-time charges. In the third quarter of 2002, our Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and we took a charge of $3.6 million relating to this plan. We also revised the estimates of the previous restructuring plans and adjusted those estimates by our current expectations. The charge relating to the change in estimates was $7.1 million for the three months ended September 30, 2002. The primary factor in this change in estimate was the decline in demand for office space in San Francisco where we have a large facility available for sublease.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Revenue	$373	$583
Cost of revenue	42	126
Sales and marketing	16,184	15,639
Product and website development	40	119
General and administrative	238	2,262

	$16,877	$18,729

      Stock-based charges decreased by $1.8 million to $16.9 million for the three months ended September 30, 2002 from $18.7 million for the three months ended September 30, 2001, primarily due to the $2.0 million charge for the acceleration of vesting of options for a terminated employee in the three months ended September 30, 2001.

Interest Income, Net

      Interest income, net, decreased $1.2 million to $783,000 for the three months ended September 30, 2002, from the three months ended September 30, 2001 as a result of reduced cash balances and a general decline in market interest rates.

Other Expense, Net

      Other expense, net, for the three months ended September 30, 2002, consists primarily of accretion of the AOL distribution obligation of $3.7 million partially offset by miscellaneous other income. During the three months ended September 30, 2001, we recorded a write-down of investments of $19.2 million. Also included in other expense, net for the three month period ended September 30, 2001 is the accretion of the AOL distribution obligation of $3.7 million.

Income (loss) from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the consolidated financial statements of Homestore reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $582,000 during the three months ended September 30, 2002, as a result of the change in the estimated transaction costs based on actual costs incurred. The results of operations of ConsumerInfo included an operating loss of $569,000 for the three months ended September 30, 2001.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended September 30, 2002 and 2001. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, we changed our management team and changed the way that we manage and evaluate our business segments. As a result of this change, we now evaluate performance and allocate resources based on the four new segments, which consist of Media Services, Software and Services, Online Advertising and Offline Advertising and exclude discontinued operations. Due to this change, we have reclassified prior period segment data to conform to the current year’s presentation. This is consistent with the data that is made available to us to assess performance and make decisions.

      The expenses discussed below for the business segments exclude an allocation of certain significant operating expenses that are not directly identifiable with the individual segments and are not allocated for internal management reporting purposes, which include corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition, restructuring and other one-time charges. There is no inter-segment revenue. Assets and liabilities are not allocated to segments for internal reporting purposes.

      The current segments of Media Services and Software and Services are equivalent to the prior period Subscription segment. The Online Advertising segment was the prior period Advertising segment. The Offline Advertising segment was the prior period other segment.

      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Revenue:
Media services	$32,905	$39,386
Software and services	12,398	11,519
Online advertising	3,570	10,774
Offline advertising	14,906	19,111

Total revenue	63,779	80,790

Cost of revenue and operating expenses:
Media services	25,603	55,900
Software and services	11,832	11,468
Online advertising	4,888	18,285
Offline advertising	13,594	10,663
Unallocated	47,475	102,175

Total cost of revenue and operating expenses	103,392	198,491

Loss from operations	$(39,613)	$(117,701)

      Certain reclassifications have been made to the 2001 segment results above to conform to the current year presentation.

Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.comTM, HomestoreTM Apartments & Rentals, and other real estate internet businesses.

      Media Services revenue decreased approximately 16% to $32.9 million for the three months ended September 30, 2002, compared to $39.4 million for the three months ended September 30, 2001. Media Services revenue represented approximately 52% of total revenue for the three months ended September 30, 2002 compared to 49% of total revenue for the three months ended September 30, 2001. The decline in Media Services was primarily due to a decline in our REALTOR.com channel related to the expiration of bulk subscription purchases by a related party in 2001 which were not renewed by individual brokers or agents in 2002 coupled with a decrease of virtual tour revenue.

      Media Services expenses decreased to $25.6 million for the three months ended September 30, 2002 from $55.9 million for the three months ended September 30, 2001. The decrease was primarily due to decreases in personnel costs of $19.8 million, hosting and imaging costs of $2.5 million, marketing costs, including distribution fees of $3.7 million, and other overhead costs of $4.3 million as compared to the three months ended September 30, 2001. Personnel costs and other overhead costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002.

      Media Services operating income increased as a result of our restructuring efforts. Even with the decline in revenue, our cost reduction efforts took this segment from an operating loss of $16.5 million for the three months ended September 30, 2001 to an operating income of $7.3 million for the three months ended September 30, 2002.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee. In the future, we plan to offer these services under a traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes will be phased in over the next three quarters. It is expected that as the changes are implemented, the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

      We are also continuing our restructuring efforts and while these efforts may require additional investment which may have a short-term negative impact on operating results, we expect future operating results to improve.

Software and Services

      Our Software and Services segment is comprised of our Top Producer®, WyldFyreTM, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue increased approximately 8% to $12.4 million for the three months ended September 30, 2002, compared to $11.5 million for the three months ended September 30, 2001 primarily relating to the increase in revenue in Wyldfyre attributed to additional new customers and The Hessel Group due to an increase in relo-tax revenue. These increases were partially offset by a decline in revenue in Top Producer related to a decline in revenue from a related party for a custom development project and other software sales. Software and Services revenue represented approximately 19% of total revenue for the three months ended September 30, 2002 compared to 14% of total revenue for the three months ended September 30, 2001.

      Software and Services expenses remained relatively stable at $11.8 million for the three months ended September 30, 2002, compared to $11.5 million for the three months ended September 30, 2001.

      Software and Services operating income increased as a result of the increase in revenues in the two operating units as described above. This increase in revenue, partially offset by the slight increase in expenses, took this segment from operating income of $51,000 for the three months ended September 30, 2001 to operating income of $566,000 for the three months ended September 30, 2002. We are in the process of introducing a new on-line version of Top Producer’s leading product. As sales shift from the desktop product sold for an upfront license fee to an online product sold for a lower monthly subscription fee, we may experience a temporary decline in revenue as the number of online subscriptions increases to offset the reduction in desktop software sales.

Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased approximately 67% to $3.6 million for the three months ended September 30, 2002, compared to $10.8 million for the three months ended September 30, 2001. Online Advertising revenue represented approximately 6% of total revenue for the three months ended September 30, 2002 compared to 13% of total revenue for the three months ended September 30, 2001. The decrease was due to a decrease in revenue share from a major portal of $1.6 million and the expiration of large sponsorship contracts that did not renew causing a decrease of $6.1 million. This decrease was partially offset by an increase in the sale of traditional online advertising units, based on clicks per thousand, or CPM.

      Online Advertising expenses decreased to $4.9 million for the three months ended September 30, 2002 compared to $18.3 million for the three months ended September 30, 2001 primarily due to a decrease in marketing costs, including portal fees, of $13.7 million offset by an increase in other overhead of $300,000. The decrease in marketing costs was due to lower tradeshow and promotional expenses of $5.0 million and the expiration of contracts in 2001 that did not renew. Additional decreases were due to the elimination of all marketing expenses related to the promotion of the Homestore brand, a general reduction in marketing of our brands in 2002 and the non-renewal of marketing programs in 2002.

      Even with the decline in revenue, our cost reduction efforts took this segment from an operating loss of $7.5 million for the three months ended September 30, 2001 to an operating loss of $1.3 million for the three months ended September 30, 2002. We are continuing our efforts to seek new revenue opportunities for our Online Advertising segment and expect the operating results of this segment to improve in 2003. As discussed in the Media Services segment, it is expected that the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.

      Offline Advertising revenue decreased approximately 22% to $14.9 million for the three months ended September 30, 2002, compared to $19.1 million for the three months ended September 30, 2001. Offline Advertising revenue represented approximately 23% of total revenue for the three months ended September 30, 2002 compared to 24% of total revenue for the three months ended September 30, 2001. The decrease was primarily due to a decrease in revenue at Welcome Wagon, due to a change in our marketing strategy to a more focused concentration on high-growth markets and a review of credit policies and sales force compensation. While this has caused a current decrease, we expect it will provide for more profitable growth in 2003 and beyond as our full marketing strategy is implemented.

      Offline Advertising expenses increased to $13.6 million for the three months ended September 30, 2002 from $10.7 million for the three months ended September 30, 2001. The increase was primarily due to an increase in sales and marketing expenses associated with Welcome Wagon.

      Offline Advertising operating income decreased as a result of the factors outlined above. The decline in revenue, coupled with an increase in expenses, took this segment from an operating income of $8.4 million for the three months ended September 30, 2001 to operating income of $1.3 million for the three months ended September 30, 2002. As we continue to implement our new marketing strategy at Welcome Wagon, we believe positive operating income in this segment will improve during 2003, but our results could be subject to seasonal fluctuations.

Unallocated

      Unallocated expenses decreased to $47.5 million for the three months ended September 30, 2002 from $102.2 million for the three months ended September 30, 2001. The decrease was largely due to decreases in amortization of goodwill and intangibles of $47.6 million, stock-based charges of $1.8 million and other costs of $15.9 million primarily related to a reduction in overhead and compensation costs. These decreases were offset by acquisitions and restructuring charges of $10.7 million taken in connection with our current restructuring plan as well as a change in our estimates relating to our fourth quarter 2001 and first quarter 2002 restructuring plans. The decrease in amortization of goodwill and intangibles was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill, as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001. We are continuing to look for additional reductions in our corporate overhead expenses but cannot provide assurances that they will be achieved.

Nine Months Ended September 30, 2002 and 2001

Revenue and Related Party Revenue

      Revenue decreased approximately $18.5 million, or 8%, to $203.8 million for the nine months ended September 30, 2002 from revenue of $222.3 million for the nine months ended September 30, 2001. The primary reasons for the decline in revenue was a decrease in Online Advertising of $19.4 million and a reduction in subscription renewals of $3.1 million in the Media Services segment offset by increases in revenue in the Software and Services segment of $1.6 million and Offline Advertising of $2.4 million. Of these amounts, related party revenues increased $4.8 million to $25.7 million for the nine months ended

September 30, 2002 and consisted of increases in revenue of $1.2 million and $3.6 million in the Media Services and Software and Services segments, respectively.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately 33% to $61.4 million for the nine months ended September 30, 2002 from $91.7 million for the nine months ended September 30, 2001. The decrease was primarily due to decreases in personnel and related costs of $13.4 million, hosting and imaging costs of $4.8 million, royalty expense of $7.0 million and other direct costs of $5.1 million during the period, as compared to the nine months ended September 30, 2001. Personnel and other direct costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Hosting and imaging costs decreased with the elimination of full-service virtual tours. The decrease in royalty expenses was due to the decrease in revenue on which royalties are based.

      Gross margin percentage for the nine months ended September 30, 2002 was 70%, 11 percentage points higher than the gross margin percentage of 59% for the nine months ended September 30, 2001. The increase in gross margin percentage was primarily due to the decrease in royalties as a percentage of revenue as well as a decrease in personnel and other direct costs.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately 32% to $130.0 million for the nine months ended September 30, 2002 from $190.3 million for the nine months ended September 30, 2001. Of these amounts, stock-based charges decreased by $2.3 million for the nine months ended September 30, 2002. The remaining decrease was primarily due to decreases in personnel and related costs of $14.8 million, marketing costs of $36.1 million and other overhead costs of $7.1 million. Personnel and other overhead costs decreased primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand, a general reduction in marketing of our other brands in 2002 and the non-renewal of marketing programs in 2002. Stock-based marketing charges decreased due to the expiration of previous stock-based deals during the first part of 2001.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, increased approximately 3% to $24.2 million for the nine months ended September 30, 2002 from $23.6 million for the nine months ended September 30, 2001. The increase was due primarily to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million, offset by decreases in compensation related costs of $1.6 million and other overhead costs of $600,000. The decreases in compensation related costs and other overhead costs were primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002. These decreases were offset by increases in costs relating to inclusion for the full nine months of activity of the acquisitions of the Move.com Group, assets from iPIX and Homestore Plans and Publications businesses in the first and second quarters of 2001.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately 24% to $64.9 million for the nine months ended September 30, 2002 from $85.8 million for the nine months ended September 30, 2001. Of these amounts, stock-based charges decreased by $2.1 million for the nine months ended September 30, 2002. The remaining decrease was due primarily to the decreases in personnel and related costs of $9.1 million, rent expense of $2.5 million, bad debt expense of $4.7 million, and other overhead of $2.5 million. The decreases in personnel and related costs and other overhead were due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Rent expense decreased as a direct result of the closing of certain offices. The decrease in bad debt expense related to a closer alignment between our sales force compensation and the establishment of payment terms that are more favorable to us, and tighter credit and collection policies. These overall decreases in costs were offset by increases in costs relating to inclusion for the full nine months of activity of the acquisitions of the Move.com Group, assets from iPIX and the Homestore Plans and Publications business in the first and second quarters of 2001.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $27.8 million for the nine months ended September 30, 2002 compared to $145.2 million for the nine months ended September 30, 2001. The decrease in amortization was due to the adoption of SFAS No. 142 in the first quarter of 2002, which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001.

      Litigation settlement. We have included the $23.0 million cost of the settlement with MemberWorks in our results of operations for the nine months ended September 30, 2002.

      Acquisition, restructuring and other one-time charges. Acquisition, restructuring and other one-time charges were $12.1 million for the nine months ended September 30, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, our Board of Directors approved a restructuring plan and we took a charge of $2.3 million. In the third quarter of 2002, our Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and took a charge of $3.6 relating to this plan. We also revised the estimates of the previous restructuring plans and adjusted those estimates by our current expectations. The charge relating to the change in estimates was $7.1 million for the three months ended September 30, 2002. The primary factor in this change in estimate was the decline in demand for office space in San Francisco where we have a large facility available for sublease.

      Acquisition, restructuring and other one-time charges were $15.6 million for the nine months ended September 30, 2001 including $7.0 million related to the acquisition of the Move.com Group and $8.6 million related to the dissolution of one of our subsidiaries. Included in these charges were severance, facilities shut-down costs and other dissolution costs.

      In connection with the third quarter 2002 restructuring and integration plan, we recorded a charge of $3.6 million in the third quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Statement of Operations. This charge consists of the following: (i) employee termination benefits of $1.6 million and (ii) facility closure charges of approximately $2.0 million.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of September 30, 2002, approximately 130 of the planned 190 employees have not yet been terminated and a total of 175 have not yet been paid severance.

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	$1,555	$2,033	$3,588

      In connection with the first quarter 2002 restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which is included in acquisition, restructuring and other one-time charges on the Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, we evaluated our original estimates and concluded we must increase our lease obligations by $1.6 million and reduce our estimates for employee termination pay by $242,000.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of September 30, 2002, eight of the planned 270 employees have not yet been paid severance.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002.	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002.	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,585	—	1,343

Restructuring accrual at September 30, 2002	$26	$1,761	$—	$1,787

      In connection with our fourth quarter 2001 restructuring and integration plan, we recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition, restructuring and other one-time charges on the statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us. Our estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we could sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, recent declines in the demand for office space in the San Francisco market have led us to conclude these estimates must be revised. Because we believe it will take at least one year longer that originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the quarter ended September 30, 2002. We also reduced estimates for employee termination pay by $398,000 and our contractual obligations by $338,000. As of September 30,

2002, two of the planned 700 employees have not yet been terminated and a total of four have not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(361)	(1,385)	—	(707)	(2,453)
Change in estimates	(398)	6,515	—	(338)	5,779

Restructuring accrual at September 30, 2002	$27	$14,775	$—	$1,684	$16,486

      With the exception of payments associated with office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2002 will be paid during 2002. Any further changes to the accruals based upon current estimates will be reflected through the acquisition, restructuring and other one-time charges line in the Statement of Operations.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Revenue	$1,128	$2,456
Cost of revenue	105	312
Sales and marketing	51,412	53,696
Product and website development	100	294
General and administrative	1,127	3,211

	$53,872	$59,969

      Stock-based charges decreased by $6.1 million to $53.9 million for the nine months ended September 30, 2002 from $60.0 million for the nine months ended September 30, 2001, primarily due to the expiration of previous stock-based deals and the accelerated vesting of stock options for a terminated employee in the period ended September 30, 2001.

Interest Income, Net

      Interest income, net decreased $8.0 million to $2.2 million for the nine months ended September 30, 2002 as a result of reduced cash balances and a general decline in market interest rates.

Other Expense, Net

      Other expense, net for the nine months ended September 30, 2002 consists primarily of the accretion of a distribution obligation of $11.1 million and other miscellaneous expense of $900,000, partially offset by $10.8 million of income from an amendment of an existing agreement in the quarter ended March 31, 2002. During the nine months ended September 30, 2001, we recorded a write-down of investments of $30.3 million. Also included in other expense, net for the nine month periods ended September 30, 2001 is the accretion of the AOL distribution obligation of $11.1 million.

Income (loss) from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. and recognized a gain of $10.8 million during the nine months ended September 30, 2002. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” the consolidated financial statements of Homestore reflect this as discontinued operations. The results of operations of ConsumerInfo included operating income of $846,000 and an operating loss of $569,000 for the nine months ended September 30, 2002 and 2001, respectively.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 2002 and 2001. As of December 31, 2001, we had $438.2 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information

      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Revenue:
Media services	$107,335	$110,455
Software and services	36,838	35,252
Online advertising	15,256	34,639
Offline advertising	44,360	41,962

Total revenue	203,789	222,308

Cost of revenue and operating expenses:
Media services	92,269	156,154
Software and services	41,166	32,886
Online advertising	17,020	33,294
Offline advertising	44,223	30,525
Unallocated	148,602	299,337

Total cost of revenue and operating expenses	343,280	552,196

Loss from operations	$(139,491)	$(329,888)

      Certain reclassifications have been made to the 2001 and 2002 segment results above to conform to the current quarter and year presentation.

Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com™, Homestore™ Apartments & Rentals, and other real estate businesses.

      Media Services revenue decreased approximately 3% to $107.3 million for the nine months ended September 30, 2002, compared to $110.5 million for the nine months ended September 30, 2001. Media Services revenue represented approximately 53% of total revenue for the nine months ended September 30, 2002 compared to 50% of total revenue for the nine months ended September 30, 2001. The decrease in Media Services revenue was primarily due to a decrease in revenue from our Homebuilder.com channel related to a one-time contract in 2001.

      Media Services expenses decreased to $92.3 million for the nine months ended September 30, 2002 from $156.2 million for the nine months ended September 30, 2001. The decrease was primarily due to decreases in personnel costs of $37.2 million, royalties of $6.1 million, hosting, imaging and fulfillment costs of $6.1 million, marketing costs of $9.4 million and other overhead costs of $5.1 million during the period, as compared to the nine months ended September 30, 2001. Personnel costs decreased primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in royalty expenses was due to the decrease in revenue on which royalties are based. The decrease in hosting, imaging and fulfillment costs was due to higher costs in 2001 for one of the larger customers in the Homebuilder.com channel. Further reduction was due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel. The decrease in marketing costs is due to a decrease in the number of conventions and trade shows related to cost reduction efforts resulting in reduced costs of $8.4 million. Additionally, we dissolved our iMove business in December of 2001 and its marketing costs for the nine months ended 2001 were $1.0 million. The decrease in overhead was due to a $7.7 million reduction in costs as a result of restructuring and cost savings efforts in our REALTOR.com® channel. This decrease was offset by transition fees of $2.6 million paid to Cendant after the acquisition of the Move.com Group.

      Media Services operating income increased primarily as a result of our restructuring efforts. Our cost reduction efforts took this segment from an operating loss of $45.7 million for the nine months ended September 30, 2001 to operating income of $15.1 million for the nine months ended September 30, 2002.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee. In the future, we plan to offer these services under a traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes will be phased in over the next three quarters. It is expected that as the changes are implemented, the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

      We are also continuing our restructuring efforts and while these efforts may require additional investment which may have a short-term negative impact on operating results, we expect future operating results to improve.

Software and Services

      Our Software and Services segment is comprised of our Top Producer®, WyldFyre™, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue increased approximately 4% to $36.8 million for the nine months ended September 30, 2002, compared to $35.3 million for the nine months ended September 30, 2001. The increase was primarily due to stronger revenue from a related party for a custom development project at Top Producer offset by a decrease in revenue in The Hessel Group business driven by a slow down in corporate relocation services. Software and Services revenue represented approximately 18% of total revenue for the nine months ended September 30, 2002 compared to 16% of total revenue for the nine months ended September 30, 2001.

      Software and Services expenses increased to $41.2 million for the nine months ended September 30, 2002 from Software and Services expenses of $32.9 million for the nine months ended September 30, 2001. The increase was primarily due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million, higher compensation costs of $2.4 million and other overhead cost increases of $3.1 million. The increase in compensation was primarily due to additional costs incurred on a custom development project at Top Producer.

      Software and Services operating income decreased primarily as a result of the increase in expenses outlined above, which took this segment from operating income of $2.4 million for the nine months ended September 30, 2001 to an operating loss of $4.3 million for the nine months ended September 30, 2002. We are in the process of introducing a new on-line version of Top Producer’s leading product. As sales shift from the desktop product sold for an upfront license fee to an online product sold for a lower monthly subscription fee, we may experience a temporary decline in revenue as the number of online subscriptions increases to offset the reduction in desktop software sales.

Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased approximately 56% to $15.3 million for the nine months ended September 30, 2002, compared to $34.6 million for the nine months ended September 30, 2001. Online advertising revenue represented approximately 7% of total revenue for the nine months ended September 30, 2002 compared to 16% of total revenue for the nine months ended September 30, 2001. The decrease was due to a reduction in revenue share from a major portal of $5.2 million and expiration of large sponsorship contracts that either expired in the first quarter of 2002 or at the end of 2001 that did not renew totaling

$16.4 million. This decrease was partially offset by an increase in the sale of traditional online advertising units based on clicks per thousand, or CPM.

      Online Advertising expenses decreased to $17.0 million for the nine months ended September 30, 2002 from Online Advertising expenses of $33.3 million for the nine months ended September 30, 2001. The decrease was primarily due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002 and consists primarily of marketing costs due to the elimination of all marketing expenses related to the promotion of the Homestore brand, a general reduction in marketing in 2002 and the non-renewal of marketing programs in 2002.

      Online Advertising operating income decreased as a result of the decline in revenue and the increased operating expenses in the first quarter prior to our restructuring. These factors took this segment from operating income of $1.3 million for the nine months ended September 30, 2001 down to an operating loss of $1.8 million for the nine months ended September 30, 2002. We have reduced the cost structure and are continuing our efforts to seek new revenue opportunities and expect the operating results of this segment to improve in 2003. As discussed in the Media Services segment, it is expected that the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.

      Offline Advertising revenue increased approximately 6% to $44.4 million for the nine months ended September 30, 2002, compared to $42.0 million for the nine months ended September 30, 2001. Offline Advertising revenue represented approximately 22% of total revenue for the nine months ended September 30, 2002 compared to 19% of total revenue for the nine months ended September 30, 2001. The increase was primarily due to the impact of a full nine months of operations for Welcome Wagon, which was acquired in February 2001, and for Homestore Plans and Publications which was acquired in May 2001.

      Offline Advertising expenses increased to $44.2 million for the nine months ended September 30, 2002 from expenses of $30.5 million for the nine months ended September 30, 2001. The increase was primarily due to the full nine months impact of Welcome Wagon and Homestore Plans and Publications businesses.

      The effect of the operations of both businesses noted above for the full nine month period in 2002 took this segment from an operating income of $11.4 million for the nine months ended September 30, 2001 to operating income of $137,000 for the nine months ended September 30, 2002. As we continue to implement our new marketing strategy at Welcome Wagon, we believe the operating results in this segment will improve in 2003, but our results could be subject to seasonal fluctuations.

Unallocated

      Unallocated expenses decreased to $148.6 million for the nine months ended September 30, 2002 from $299.3 million for the nine months ended September 30, 2001. The decrease was primarily due to decreases in amortization of goodwill and intangibles of $117.5 million, acquisitions and restructuring charges of $3.5 million and stock-based charges of $6.1 million. In addition, personnel related costs and other overhead costs during the nine months ended September 30, 2002 decreased due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The nine months ended September 30, 2002 also included the $23.0 million settlement of the MemberWorks litigation. The decrease in amortization of goodwill and intangibles was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 in the quarter ended December 31, 2001. We are continuing to look for additional reductions in our corporate overhead expenses but cannot provide assurances that they will be achieved.

Liquidity and Capital Resources

      Net cash used in continuing operating activities of $87.7 million for the nine months ended September 30, 2002 was attributable to the net loss from continuing operations of $138.4 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $115.9 million. Net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $65.2 million, principally relating to decreases in accounts payable balances and deferred revenue. The use of cash to reduce accounts payable and accrued expenses in the nine months ended September 30, 2002 was due, in part, to payments of accrued restructuring expenses in the amount of $11.4 million as well as payment of other one-time accrued charges from year end of $11.0 million for investigation costs and the $23.0 million payment of the MemberWorks settlement. The allowance for doubtful accounts (included in accounts receivable, net) as a percentage of gross accounts receivable was 33% and 43% at September 30, 2002 and December 31, 2001, respectively. This improvement in the allowance is a result of a closer alignment between our sales force compensation and our credit and collections policies in our Welcome Wagon and our Apartments and Rentals businesses. Net cash used by continuing operating activities was $12.4 million for the nine months ended September 30, 2001. Net cash used in operating activities was the result of the net operating loss totaling $358.4 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $277.9 million.

      Net cash provided by investing activities of $15.0 million for the nine months ended September 30, 2002 was primarily attributable to maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $1.7 million offset by capital expenditures of $1.1 million. Net cash used by investing activities of $78.6 million for the nine months ended September 30, 2001 was attributable to purchases of short-term investments of $85.9 million, capital expenditures of $51.8 million, cash paid for acquisitions of $56.3 million including acquisition-related costs offset by maturities of short-term investments of $115.5 million.

      Net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2002 was primarily attributable to the proceeds from the repayment of stockholders’ notes of $3.5 million and from the exercise of stock options, warrants and share issuances under employee stock purchase plan of $785,000. The cash provided was offset by an increase in our restricted cash balance of $2.5 million and $521,000 relating to a settlement of a stock issuance obligation. Net cash provided by financing activities of $53.3 million for the nine months ended September 30, 2001 was attributable to proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $56.2 million, the repayment of stockholders notes of $2.3 million, offset by a change in notes receivable of $4.8 million.

      On April 2, 2002, we closed the sale of the ConsumerInfo division to Experian Holdings, Inc. for $130.0 million in cash. We received net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow pursuant to the Stock Purchase Agreement dated as of March 16, 2002 by and between Experian Holdings, Inc. and Homestore, Inc. However, on March 26, 2002, MemberWorks obtained a court order requiring us to set aside $58.0 million of the purchase price against a potential claim MemberWorks has against us. On August 9, 2002, we reached a settlement in the Memberworks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust, and the remaining $35.0 million plus accrued interest was transferred to us.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of September 30, 2002, we had an accumulated deficit of $1.9 billion and cash and cash equivalents of $87.8 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. We believe that our existing cash and cash equivalents, and any cash generated from operations, coupled with our cost reduction efforts, will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months. The full impact of our cost reductions in the third quarter may improve cash flow of the business in the near future.

      We may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to satisfy our obligations to AOL and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. On November 4, 2002, we filed an application with Nasdaq to transfer our common stock to The Nasdaq SmallCap Market because our common stock failed to maintain a minimum bid price of $1.00 per share as required by the applicable Nasdaq Marketplace Rule. We expect to begin trading on The Nasdaq SmallCap Market on November 18, 2002 under the current symbol “HOMS.” If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital was raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Part II, Item 1, “Legal Proceedings.”

      In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we have guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares we issued, will be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applies to shares that continue to be held by AOL at the end of each respective guarantee period. AOL has stated that, at September 30, 2002, it continued to hold all of these shares. At September 30, 2002, we recorded a total of $215.8 million of distribution obligation, of which $150.5 million is current and $65.3 million is non-current. The distribution obligation represents the fair market value of approximately 3.9 million shares of our common stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded is being recorded as other expense over the term of the agreement. In connection with the guarantee, we established a $90.0 million letter of credit and are required to pledge an amount equal to the outstanding portion of the letter of credit. As of September 30, 2002, we had pledged $92.8 million in investments towards this letter of credit, which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event that our 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments we could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in cash or our common stock at our discretion. If we choose to satisfy the excess amount in our common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of our common stock. If the amount we are required to pay AOL at July 31, 2003 exceeds $90.0 million, the distribution agreement with AOL will expire. In the event that an issuance of Homestore common stock might have a material adverse effect on us or our other agreements, or would require stockholder approval, we would consider, at that time, what actions we might take.

      In October 2001, we filed a demand for arbitration with AOL relating to the distribution agreement. Our complaint claims that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for us and to deliver guaranteed Homestore impressions to AOL users. We also claim that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. We also claim that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for Homestore. In the arbitration, we seek a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; that we may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement; and that we would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and we submitted our Proposed Findings of Fact and Conclusions of Law to the Tribunal on September 20, 2002. We are awaiting the results of the arbitration, which we expect to receive in the fourth quarter of 2002.

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

      On December 21, 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. On February 13, 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, on March 12, 2002 we filed an amended Form 10-K/A for the year ended December 31, 2000 and on March 29, 2002 we filed amended Form 10-Q/A’s for each of the first three quarters of 2001. Following the December 21, 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on Homestore’s behalf were commenced in various courts against Homestore and certain directors and former officers of Homestore by or on behalf of persons claiming to be stockholders of Homestore and persons claiming to have purchased or otherwise acquired securities or options issued by Homestore between May 4, 2000 and December 21, 2001. The California State Teachers’ Retirement System has been named lead plaintiff in the consolidated shareholder lawsuits against Homestore. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming us along with MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP and certain former officers and employees of Homestore and making various allegations, including that we violated federal securities laws.

      It is possible that we may be required to pay substantial damages or settlement costs in connection with the litigation, which could have a material adverse effect on our financial condition or results of operation. We are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to any of these lawsuits. For a further description of the nature and status of the legal proceedings in which we are involved see “Part II, Item 1—Legal Proceedings.”

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results that occurred in March of this year. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results. The SEC also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      On September 25, 2002, certain former employees of Homestore entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Concurrently, the SEC and the Department of Justice informed us that they would not bring any enforcement action against Homestore because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is on-going and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

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

      For the period in which most of the claims were asserted, we had in place nine director’s and officer’s liability primary and excess insurance policies, with seven providing $10.0 million in coverage and two providing $5.0 million each for a total of $80.0 million. However, certain of our insurance carriers have asserted that not all of the actions implicate coverage under our insurance policies and some have sought to rescind coverage. See “Legal Proceedings.” In addition, these policies may not provide any separate coverage for us as an entity as opposed to our officers and directors. If our insurance policies do not provide us with coverage for any liabilities that may result from this litigation, our business and financial condition could be adversely affected.

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

      The market price for our common stock has decreased substantially in recent periods. It is likely to continue to be highly volatile and subject to wide fluctuations in response to many factors, including the factors described herein and the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, technology and/or real estate and real estate-related industries;

•	market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly in recent quarters; and

•	market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly in recent quarters;

•	Cendant’s allegations that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 financial statements;

•	uncertainty as to the outcome of our arbitration with AOL; and,

•	adverse publicity relating to litigation.

      The low price of our common stock could result in the delisting of our common stock from the Nasdaq Smallcap Market, which could cause our common stock to decline and make trading in our common stock more difficult for investors.

      On November 4, 2002, we filed an application with Nasdaq to transfer our common stock to The Nasdaq SmallCap Market because our common stock failed to maintain a minimum bid price of $1.00 per share as required by the applicable Nasdaq Marketplace Rule. We expect to begin trading on The Nasdaq SmallCap Market on November 18, 2002 under the current symbol “HOMS.” The Nasdaq SmallCap Market is viewed by some investors as a less desirable and less liquid marketplace than The Nasdaq National Market. We must satisfy the Nasdaq SmallCap Market’s minimum listing maintenance requirements to maintain our listing on The Nasdaq SmallCap Market. The listing maintenance requirements set forth in Nasdaq’s Marketplace Rules include a series of financial tests relating to stockholders’ equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. On or before February 18, 2003, we must demonstrate a closing bid price of at least $1.00 per share and must maintain a price of at least $1.00 per share for a period of ten consecutive business days immediately thereafter to regain compliance. If we are unable to achieve a $1.00 per share bid price at the expiration of this period, we may be eligible for an additional 180-day extension of the bid price exception, or until August 15, 2003, provided we demonstrate stockholders’ equity of at least $5.0 million, a market capitalization of at least $50.0 million or net income of at least $750,000 from continuing operations for the year ended 2002 or in two of the last three fiscal years. We must also demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. As of September 30, 2002, our stockholders’ equity was $73.6 million. If our common stock is delisted from The Nasdaq SmallCap Market, the common stock would trade on either the OTC Bulletin Board or the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid marketplaces than the Nasdaq SmallCap Marketplace. Thus, delisting from The Nasdaq SmallCap Market could make trading our shares more difficult for investors, leading to further declines in our share price.

      We have a new senior management team and our future success depends upon our new management’s ability to execute its business plan.

      On January 7, 2002, we replaced much of our senior management team. Our new senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. In addition, on September 17, 2002, Steve Ozonian resigned his position as President of REALTOR.com® and we commenced a search for a new President of the division. On October 2, 2002, Allan Dalton was appointed as President of the REALTOR.com® unit. On October 8, 2002, Walter S. Lowry resigned his position as Senior Vice President and General Counsel. On October 8, 2002, Michael R. Douglas was appointed to the role of Executive Vice President and General Counsel. Our future success will depend on how well and quickly our new senior management integrates with other members of management and the rest of our employees and business partners, gains an understanding of the business, and implements processes and procedures that allow us to respond to our customers’ needs.

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

      This guarantee only applies to shares that continue to be held by AOL at the applicable date. AOL has stated that, at September 30, 2002, it continued to own all of these shares.

      In light of our current stock price, it is possible that our stock price may not achieve these levels at those dates.

      In connection with the guarantee, we established a $90.0 million letter of credit and we are required to pledge an amount equal to the outstanding portion of the letter of credit. As of September 30, 2002, we had pledged $92.8 million in investments towards this letter of credit, which is classified as restricted cash on the balance sheet. This letter of credit can be drawn against by AOL in the event our 30-day average closing price is less than $65.64 on July 31, 2003 and $68.50 on July 31, 2004 and July 31, 2005. The aggregate amount of cash payments that we could be required to make in performing under this agreement is limited to $90.0 million. Any additional obligation to AOL could be paid in either cash or our common stock at our discretion. If we choose to satisfy the excess amount in our common stock, the value of the shares issued to AOL must be equal to 112.5% of the 30-day average closing price of our common stock. If the amount that we are required to pay to AOL as of July 31, 2003 exceeds $90.0 million, the distribution agreement will expire. In the event that an issuance of Homestore common stock might have a material adverse effect on us or our other agreements, or would require stockholder approval, we would consider, at that time, what actions we might take.

      The distribution agreement with AOL requires us to make significant payments to secure distribution on AOL. These payments may not result in an increase in visitors to our websites. We are currently in arbitration with AOL relating to the alleged breach of the distribution agreement. See “AOL Arbitration” under Part II, Item 1, “Legal Proceedings” in this Form 10-Q.

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

      We are subject to non-competition provisions with NAR, which could adversely affect our business.

      We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet, Inc., or SpringStreet, Move.com and HomeBuilder.com websites. In the future, if we were to acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new website or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the websites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or if a consent we obtain contains restrictive conditions. These non-competition provisions and any required consents, if accepted by us at our discretion, could have the effect of restricting the lines of business we may pursue.

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

      In agreeing to our acquisition of SpringStreet, NAR imposed a number of restrictions on how we can operate the Homestore Apartments and Rentals website (formerly the SpringStreet.com website). These include:

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

      National Association of REALTORS®’ Virtual Office Web Sites proposal may adversely impact our business.

      Future changes in the National Association of REALTORS’® policies, including guidelines pertaining to Virtual Office Websites, or VOWS, could adversely impact us, including, among other things, our ability to competitively secure traffic rights with traffic aggregators or portals, and the reduction in the number of listings that MLS’s could provide to us.

      We must continue to obtain listings from real estate agents brokers, home builders, Multiple Listing Services and property owners.

      We believe that our success depends in large part on the number of real estate listings received from agents, brokers, home builders, MLSs and rental owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us on an exclusive basis or at all and may choose to provide this information to one or more of our competitors instead. We have expended significant amounts of our capital resources to secure our exclusive and non-exclusive agreements for listings of real estate for sale. We are continuing our efforts to renegotiate our royalty agreements with MLS’s, brokers and agents to reduce our costs. If, as a result of our renegotiation efforts, or otherwise, owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our websites could become less attractive to other real estate industry participants or consumers.

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

      We have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $126.8 million and $359.0 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, we had an accumulated deficit of $1.9 billion, and are unsure when we will become profitable on a recurring basis. The size our future losses will depend, in part, on the rate of growth in our revenue from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of September 30, 2002, we had approximately $135.1 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to pay off existing liabilities that have arisen from prior contractual arrangements and our recent restructuring charges until those liabilities are satisfied.

      Our quarterly financial results are subject to significant fluctuations.

      Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenue and operating results are likely to be particularly affected by the number of customers purchasing subscription and advertising products and services as well as our expenditures on sales and marketing for a particular period. If revenue falls below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

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

      Our organizational realignment and cost reduction plan may not meet its objectives and could adversely affect our results of operations and financial position.

      On October 25, 2001, we announced an organizational realignment and cost reduction plan to focus us more tightly on our core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce. In February 2002, we announced plans to reduce our staff by an additional 300 employees. On September 30,

2002 we implemented a restructuring focused on our Media Services division. If we do not meet our restructuring objectives, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

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

      Our website addresses, or domain names, are important to our business. The regulation of domain names is subject to change. Some proposed changes include the creation of additional top-level domains in addition to the current top-level domains, such as “.com”, “.net”, “.org”, “.biz”, “.info”, “.tv” and “us”. It is also possible that the requirements for holding domain names could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It may also be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

      Funds held by a Letter of Credit in connection with the lease of our corporate headquarters have been called upon because of our inability to extend the Letter of Credit with a financial institution.

      In March 2002, we received a notice of default under the office lease for our Corporate offices between Miller Brothers Investments LLC (as successor-in-interest to Westlake North Associates, LLC) or the Landlord and Homestore dated as of March 7, 2000 because of our inability to extend our Letter of Credit under the Lease. The Lease provides that the Landlord has the ability to call upon the Letter of Credit and to hold the proceeds as part of the security deposit. The original amount of the Letter of Credit required by the Lease was $8.3 million. The Landlord has called upon the Letter of Credit and now holds $7.5 million in cash. A deterioration in the financial condition of our landlord could have a negative impact on our ability to recover these funds under the terms of the lease. It is our intent to restore the letter of credit as soon as our financial condition will allow us.

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

      In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide. Pursuant to that agreement, we agreed to operate the consortium’s website and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. As we expand our service and product offerings to the consortium’s member associations, and if we begin to receive revenue from them, our exposure to currency exchange rate fluctuations will increase. In addition, we may be subject to the following risks:

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

      Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. For instance, we are limited in the criteria upon which we may base searches of our real estate listings such as age or race. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, Homestore Apartments and Rentals was required to qualify and register as a real estate agent/ broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

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

      We have experienced a deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenue from selling banner advertising, display ads and sponsorships on our websites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our websites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to the Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to current economic conditions or a weak U.S. economy, our revenue and operating results could be materially harmed.

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

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 day period prior to the filing of this report, there have been no significant changes in the Registrant’s internal controls or other factors that could significantly affect those controls since the date of the Registrant’s last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

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

Shareholder Litigation

      Beginning in December 2001 numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that we and certain of our officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000 and 2001 financial results in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. On March 27, 2002, the California State Teacher’s Retirement System was named lead plaintiff and the complaints have been consolidated in the United States District Court, Central District of California. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of its potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs of defending any litigation can be high and divert management’s attention from the day-to-day operations of our business. This litigation may have an adverse effect on our financial condition, results of operations and cash flows. On July 31, 2002, the California State Teacher’s Retirement System filed a consolidated amended class action complaint naming us along with MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP and certain former officers and employees of Homestore and making various allegations, including that we violated federal securities laws.

SEC Investigation

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results that occurred in March of this year. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results. The SEC also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      On September 25, 2002, certain former employees of Homestore entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Concurrently, the SEC and the Department of Justice informed us that they would not bring any enforcement action against Homestore because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is on-going and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

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

      We filed a Demand for Arbitration with the Arbitration Association of America, or AAA, in Atlanta on October 30, 2001, and a First Amended Demand for Arbitration on January 18, 2002. In the First Amended Demand, we claim that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for Homestore and to deliver guaranteed Homestore impressions to AOL users. We also claim that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. On March 4, 2002, we moved to file a Second Amended Demand for Arbitration, adding the claim that AOL’s conduct violated the contractual guarantees of exclusivity, premiere partnership and prominent partnership for Homestore. In the arbitration, we seek a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; that Homestore may terminate the contract without AOL having any right to the $90.0 million letter of credit; and that Homestore would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and we submitted our Proposed Findings of Fact and Conclusions of Law to the Tribunal on September 20, 2002. We are awaiting the results of the arbitration, which we expect in the fourth quarter of 2002.

Other Litigation

      On January 4, 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on behalf of nominal defendant Homestore, Inc. against certain directors and former officers of Homestore. Two additional shareholder derivative actions were filed against substantially the same defendants on behalf of nominal defendant Homestore. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. On March 7, 2002, the court entered an order consolidating the three actions. On April 23, 2002, the parties lodged with the court a stipulation extending plaintiffs to file a consolidated complaint to June 25, 2002. On October 29, 2002, co-lead counsel for the derivative plaintiffs advised that they would seek leave to file an amended complaint and we entered into a stipulation to allow the plaintiffs to file an amended complaint. The plaintiff’s complaint is due November 15, 2002 and we have until January 15, 2003 to respond. As these cases are in the very early stage, we are unable to express an opinion at this time as to the merits of the case.

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

      In connection with our acquisition of the Move.com Group, Cendant has alleged that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 financial statements. In connection with the acquisition, we entered into a series of related agreements with Cendant that provided us with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of our shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to our acquisition of the Move.com Group. We have been engaged with Cendant in discussions relating to Cendant’s allegations and have considered certain amendments to the agreements that would materially alter our rights and Cendant’s restrictions and obligations in order to settle these potential claims. We cannot assure you that these discussions will yield a satisfactory resolution.

      On March 1, 2002, MemberWorks sued Homestore in United States District Court for the Central District of Connecticut, alleging securities fraud, common law fraud, negligent misrepresentation, unjust enrichment and imposition of a constructive trust, and violation of the Connecticut Unfair Trade Practices Act in connection with Homestore’s acquisition of iPlace in August 2001. On March 26, 2002, the Court granted our motion to transfer the action to the United States District Court, Central District of California, and imposed a constructive trust of $58.0 million of the sale’s proceeds. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust, and the remaining $35.0 million plus accrued interest was transferred to us. In addition, the litigation was dismissed and MemberWorks released us of all claims relating to the sale of iPlace.

      On or about June 26, 2002, Tren Technologies, or Tren, served a Complaint on Homestore, NAR, and NAHB in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges a claim for patent infringement based on activities related to the websites REALTOR.com® and Homebuilder.com. Specifically, Tren alleges that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information and that we have developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s Homebuilder.com websites. The complaint seeks unspecified damages and a permanent injunction against using the technology. We intend to defend this claim vigorously.

      Between September 18, 2002 and October 8, 2002, Federal Insurance Company, or Federal, Genesis Insurance Company, or Genesis, and Lumbermen’s Mutual Casualty Company, or Lumbermen, sent us Notices of Rescission of the Directors and Officers Excess Liability policies they issued to Homestore with effective dates of August 4, 2001. Federal and Genesis filed Complaints for Rescission in the United States District Court, Central District of California against Homestore and several of our officers and directors, seeking rescission of the policies on the basis of alleged misrepresentations contained in the original applications, as well as in the renewal applications for insurance. Lumbermen’s filed a similar complaint in Los Angeles Superior Court. We have requested or will request a Stay for each of the actions pending resolution of the Class Action Securities Litigation. We intend to defend these actions vigorously, however, we are unable to form a judgment as to the ultimate outcome in these actions.

      On November 9, 2000, Amica Mutual Insurance Co., or Amica, filed a demand for arbitration against GETKO Group, Inc., or GETKO, one of our subsidiaries, alleging breach of a Marketing Services Agreement effective January 1, 2000. Amica is seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter is currently scheduled for November 21-25, 2002. Although we intend to defend the claims vigorously, we are unable to express opinion as to the probable outcome of the arbitration.

      On or about November 1, 2002, Stuart Siegel and certain other former owners and directors of iPlace, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentation by Homestore of its financial condition prior to Homestore’s acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10(b)(5) thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with Homestore’s acquisition of iPlace, Inc. in August 2001. We believe this case is without merit and intend to defend this claim vigorously.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 30, 2002, we issued a warrant to purchase 240,000 shares at $2.07 per share as part of a consulting agreement in reliance on Section 4(2) of the Securities and Exchange Act of 1933, as amended.

      On July 26, 2002, we filed a Tender Offer Statement whereby the Company offered employees and directors the ability to exchange all of their outstanding options granted (or assumed) between August 5, 1999 and December 31, 2001 for new options to purchase shares of our common stock. The number of shares subject to new options will equal 10% of the number of shares subject to old options. Through amendments to the Tender Offer Statement dated as of August 21, 26, and 27, the deadline for employees to tender their old options was extended through August 30, 2002. The Tender Offer was completed on August 30, 2002, and resulted in a return of 3,336,139 options to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-Q has been submitted to the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

10.1	Executive Retention and Severance Agreement dated as of September 30, 2002, between Allan Dalton and Homestore.
10.2	Memorandum dated as of October 7, 2002, between Allan Dalton and Homestore.
10.3	2002 Annual Bonus Plan for Allan Dalton.
10.4	Executive Retention and Severance Agreement dated as of September 30, 2002, between Michael R. Douglas and Homestore.
10.5	Memorandum dated as of September 30, 2002, between Michael R. Douglas and Homestore.
10.6	2002 Annual Bonus Plan for Michael R. Douglas.

      (b) Reports on Form 8-K

      On August 14, 2002, we filed on Form 8-K a copy of a presentation made to certain holders and potential holders of our common stock, which presentation was first made on August 13, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestore, Inc.

Date: November 13, 2002

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
and Assistant Secretary

I, W. Michael Long, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Homestore, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and,

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

I, Lewis R. Belote, III certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Homestore, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and,

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer