Form 10-K
period 2002-12-31
HOMESTORE INC
filed 2003-03-26
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

HOMESTORE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	000-26659	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002	$113,586,794
Number of shares of common stock outstanding as of February 28, 2003	118,329,648

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 29, 2003.

HOMESTORE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 1 and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Form 8-K and Form 10-Q, and amendments thereto. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

PART I

Item 1.	Business

Overview

      We have created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on our websites and number of property listings. We provide a wide variety of information and tools for consumers and are a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.

      Our consumer websites include REALTOR.com®, HomeBuilder.com™, Homestore® Apartments & Rentals, and Homestore.com®. We also provide software and related services to real estate industry professionals through several industry leading applications, and provide printed advertising and home plan products to pre-move and post-move consumers.

      The emergence and acceptance of the Internet has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. The real estate industry and home services market is particularly well suited for the Internet because of its complexity, fragmented nature, and reliance on the exchange of information. Real estate professionals currently spend almost nine billion dollars per year on marketing their services to apartment hunters, homebuyers and homesellers. Traditional methods of marketing for real estate professionals include classified advertisements, print media and other offline sources. These methods do not allow for interactivity and may use data that is incomplete or outdated. Additionally, these methods reach consumers only within specific local markets and are often distributed on a weekly or less frequent basis. These traditional marketing sources also lack content that can be searched based on specific detailed criteria, and do not have the ability to offer two way communication. The Internet overcomes many of the limitations of traditional real estate marketing methods by providing consumers with access to information on market supply and demand and enabling consumers to search for real estate information based on specified, detailed criteria, without geographical limitations. The Internet offers a compelling means for consumers, real estate professionals, homebuilders, property managers and owners, and ancillary service providers to communicate and transact business together.

      We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history.

     Our Vision

      Our vision statement incorporates the provision of products and services to consumers, real estate professionals and advertisers prior to, during and immediately following a move:

“We create media and technology solutions

to promote and connect
Real Estate Professionals
to Consumers
before, during and after a move.”

     Our Operating Segments

      During 2002, we realigned our business to ensure that each of our products and services directly support this vision, and we organized our operating activities into four reporting segments:

Media Services. Media Services represents our products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com, Homestore Apartments & Rentals and Homestore.com websites. This segment also includes our limited international activities.

Online Advertising. Online Advertising is comprised of numerous online advertising products, including banner ads, sponsorships, integrated text-based links and rich media applications, which historically have been sold to those businesses interested in reaching our targeted audience. Starting in 2003, we expect that an increasing percentage of our advertising products will be purchased by real estate industry professionals. As a result, it is expected this segment will be combined with the Media Services segment in future financial presentations.

Software and Services. Software and Services includes our property listing management and customer relationship management applications for REALTORS®, Multiple Listing Services, or MLSs, and homebuilders, offered through our Top Producer®, WyldFyre™, and Computers For Tracts, or CFT, businesses, respectively.

Offline Advertising. Offline Advertising incorporates the targeted, new-mover advertising products provided by our Welcome Wagon®unit, and sales of new home plans and related magazines through our Homestore Plans and Publications businesses.

Key Characteristics

      We believe there are several characteristics of our business that help distinguish Homestore from other real estate media and technology companies. These characteristics include the strength and depth of our real estate industry relationships, the high volume of visitors to our websites and the technology that powers our websites and applications.

     Industry Relationships

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR; the National Association of Home Builders, or NAHB; hundreds of MLSs; the Manufactured Housing Institute, or MHI; and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under an agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate NAHB’s official website, HomeBuilder.com. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.

      National Association of REALTORS®. The NAR is the largest trade association in the United States that represents real estate professionals. NAR consists of residential and commercial REALTORS®, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 840,000 members as of December 31, 2002.

      National Association of Home Builders. The NAHB is the second-largest real estate trade association in the United States. As of December 31, 2002, NAHB had approximately 205,000 members. Approximately one-third of NAHB’s members are homebuilders and/or remodelers and the remainder work in closely related fields within the residential real estate industry such as mortgage, finance, building products and building services, including subcontractors.

      Manufactured Housing Institute. The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2002, the MHI had approximately 300 member companies and approximately 100 affiliate members through its affiliated state associations.

      Multiple Listing Services. MLSs operate networks that provide real estate professionals with listings of properties for sale and are typically regulated by a governing body of local brokers and/or agents. There are over 800 MLSs nationwide that aggregate local property listings by geographic location.

     Leading Consumer Websites

      The Homestore network of websites includes REALTOR.com®, the official site of NAR; HomeBuilder.com, the official new homes site of NAHB; Homestore Apartments & Rentals, an apartments content and search site; and Homestore.com, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities.

      Collectively, the Homestore network of sites attracts approximately 9.1 million unique users per month, according to January 2003 data obtained from third party Internet traffic auditor comScore Media Metrix. January is seasonally one of the highest traffic months for each of our sites. Our traffic grew approximately 10% from January 2002 (excluding traffic attributable to ConsumerInfo.com which we sold in the second quarter of 2002), which we attribute to both increasing consumer use of the Internet and greater reliance on the Internet for real estate related content.

      The typical visitor to the Homestore network visits us more than two times per month and spends approximately 37 minutes per month on our sites. Individually, REALTOR.com®, our flagship site, is the Internet’s No. 1 real estate site with approximately 400.0 million page views and approximately 5.2 million unique users recorded in January 2003, according to comScore. REALTOR.com® visitors spend a great deal of time browsing home listings — approximately 44 minutes per unique user in a typical month. HomeBuilder.com is the No. 1 Internet destination for gathering information and contacting homebuilders related to newly constructed and to-be-built homes, having attracted approximately 555,000 unique users in January 2003. Homestore Apartments & Rentals is the No. 1 apartment website, having attracted approximately 1.5 million unique users in January 2003. Homestore.com, which comprises all of our consumer traffic not directed to one of our three property sites, attracted approximately 4.0 million unique users in January 2003.

      We are the exclusive provider national property listings across AOL, Netscape, CompuServe and Digital City. In addition, we produce moving, home and garden content for a home-related channel on AOL and provide AOL’s over 26.5 million domestic subscribers an online area to find home-related information, tools and services. Other significant portal relationships include Yahoo! Inc., The Excite Network, Inc., iWon.com, Internet Broadcast Systems, Inc. and its websites for 52 local network-affiliated TV stations, United Online through its Net Zero and Juno brands, Overture Services, Inc. and Google Inc.

      REALTOR.com®. The REALTOR.com® website offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. The REALTOR.com® website includes a directory of approximately 110,000 REALTORS® to help guide buyers and sellers through the real estate transaction process. For buyers, there is a searchable database of approximately two million existing homes for sale. For sellers, there are tools and information about understanding the value of their home, preparing the home for sale, listing and advertising the home and completing the sale. We receive listing content from over 800 MLSs across the United States. Our property listings typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines. In addition, we offer consumers information and tools on mortgages, home affordability, the offer process, applying for a loan, closing the purchase, planning the move and neighborhood profiles.

      HomeBuilder.com. The HomeBuilder.com website offers consumers a comprehensive resource for information on builders as well as information on newly built homes and housing plans. We aggregate information on more than 100,000 new and model homes for sale throughout more than 7,100 new home communities and planned developments throughout the United States. Homebuyers can browse through our database under three types of search queries: new homes, builders and manufactured homes. In addition to offering this information, we also provide consumers with community profiles and the ability to send detailed requests to builders via electronic mail or fax for further information on particular properties.

      Homestore Apartments & Rentals. Homestore Apartments & Rentals provides consumers with a large and comprehensive rental housing database. As of December 31, 2002, our rental housing database consisted of more than 50,000 properties, representing approximately 6.5 million apartment units located in more than 6,000 cities nationwide. With the acquisition in February 2001 of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as The Move.com Group, we added Rent.net, which expanded our search services and provided us with the capabilities to include senior housing, corporate housing and self storage listings. We also provide consumers with information relating to moving services, renter’s insurance and neighborhood profiles. Additionally, consumers can create personalized moving checklists and receive email reminders.

      Homestore.com. As a complete home-information resource, Homestore.com offers a wide range of content on a variety of home related topics including mortgage financing, moving, and home and garden. The site utilizes content prepared by our in-house editorial staff as well as information obtained and displayed through third party relationships. The Homestore.com site is organized into three primary channels:

Homestore Home Finance. Our Home Finance channel contains information and decision support tools that help consumers understand and satisfy their home financing and mortgage needs. A variety of content, tools, and interactive guides are available to help consumers with mortgages, loans, credit, insurance, legal matters and taxes. Additionally, consumers have access to our “Find a Lender” directory, which provides access to a variety of lending professionals.

Homestore Moving & Storage. Our Moving & Storage channel contains content, tools and interactive guides for consumers moving to new homes or relocating to another community. These resources provide movers with custom moving quotes and other resources necessary for making moving decisions, such as salary calculators, school reports and neighborhood information.

Homestore Home & Garden. Our Home & Garden channel is an online resource for consumers seeking to make improvements to their existing home, including remodeling, home improvement, landscaping and home maintenance needs. It provides an online resource for consumers seeking decorating ideas and information. The channel includes information for planning, budgeting and visualizing options, as well as specific advice on a room-by-room basis. The channel is designed to help consumers locate qualified professionals as well as provide them with do-it-yourself information.

     Technology

      We seek to maintain and enhance our market position with consumers and real estate professionals by building proprietary systems and consumer features into our websites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our websites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. We have been issued a patent with respect to the technology we use to enable searches of the real estate listings posted on our property listing websites. See “ — Intellectual Property.”

      Our Software and Services segment companies have also developed proprietary applications to enhance the productivity and profitability of real estate professionals. In many instances we enjoy the largest installed base of customers with respect to our applications. We are continually attempting to add functionality and features to our applications, including integration with our leading consumer websites. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

Products and Services

      Most of our revenue, including the majority of our Media Services, Online Advertising and Software and Services segments, is derived from subscription-based products. Although our financial reporting comprises four distinct segments, the products we offer can be described in three sections because our Media Services and Online Advertising segments, which we expect will be combined in future financial presentations as described herein, share many of the same products.

     Media Services and Online Advertising Segments

      Our Media Services and Online Advertising segments provide marketing and website solutions that allow real estate professionals to reach and connect with a highly targeted potential customer audience represented by the consumer traffic on our websites. We do this by allowing our customers to personalize the personal, corporate and property listing information contained on our websites and by allowing our customers to connect their personal or corporate website directly to our database of property information, our professional directories and to traditional Internet advertising products such as banner ads.

      Our products enable real estate professionals to manage their online content and branding presence through a personal or corporate website, and to use our listing enhancements such as virtual tours and printable brochures. We also enable real estate professionals to market themselves and their properties directly to anonymous potential buyers whose search criteria match a set of listing criteria specified by the real estate professional. We also design, host, and maintain personal and corporate home pages for real estate professionals. Through our websites, real estate professionals can increase their visibility among prospective buyers and sellers, especially those outside of their geographic area.

      Because of our focus on home and real estate-related information, we believe our websites draw an attractive national target audience for advertisers and providers of home-related products and services. We also believe that because our websites attract a significant number of consumers that are contemplating a real estate transaction or a move, we provide businesses such as mortgage companies, home improvement retailers and moving service providers with an efficient way to find and communicate with their potential customers.

      During 2003, we will be changing the way we offer many of our products to customers, including a particularly significant change to our REALTOR® product offering. Historically, we have required our REALTOR® customers to purchase a templated website, or homepage, in order to connect themselves to the listings displayed on REALTOR.com®. This templated website and listing enhancements were generally offered at the same price in different markets, and did not provide for differential pricing based on the advertising value delivered to the customer. Beginning in the second quarter of 2003, we intend to offer these services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change is intended to permit us to compete more effectively with traditional offline media products. The purchase of our templated website is no longer a requirement, but is an optional feature. Our implementation of these changes will be phased in during 2003.

      In addition, due to a new emphasis on selling our online advertising inventory, consisting of impressions created around our property listings and other content, to real estate professionals, we expect that an increasing percentage of our online advertising revenue will come from real estate professionals. As a result of these changes in the business, our Online Advertising segment is expected to combine with Media Services as one segment in the first quarter of 2003.

      We offer the following products and services through our Media Services and Online Advertising segments:

Classified Advertising. We offer a number of classified advertising opportunities throughout our network of websites, primarily in the form of property listing enhancements on our REALTOR.com®, HomeBuilder.com, and Homestore.com Apartments & Rentals websites.

Enhanced Listings. We offer our professional customers the ability to enhance their listings on our websites by adding their own personal promotion in the forms of custom copy, photographs, text effects, links to their homepage and/or virtual tours, and more.

Featured Homes™ Deluxe. Featured Homes™ Deluxe allows our REALTOR® subscribers to more prominently display their property listings on the REALTOR.com® website during geographical property searches by consumers. Properties featured through the Featured Homes™ Deluxe product are viewed first in any search of their respective zip code.

Online Brochures. Our primary product for rental, corporate housing and senior housing property owners and managers is an online brochure displayed on our Homestore Apartments & Rentals website. We also offer a similar product to our homebuilder customers for display on our Homebuilder.com website. Our online brochures include property photos, floor plan images, virtual tours, unit descriptions, community descriptions, interactive mapping, driving directions and links to property owners’ or managers’ websites. A variety of enhancements are also available to assist in increasing the visibility of specific properties to our online audience.

Virtual Tours. We are the exclusive provider of the patented iPIX® virtual tour technology to the residential real estate market through our HomeTour 360® product. Our professional customers may purchase HomeTour 360® to enhance their online listings on REALTOR.com®, Homebuilder.com and our Homestore.com Apartments & Rentals website. In addition, we integrate other virtual tour products into our websites. These products allow consumers to interact with 360-degree views of properties, essentially allowing them to “walk through” the home while viewing the property online.

Display Advertising. A variety of online display advertising in the form of banners, vertical “skyscraper” ads, and other Internet Advertising Bureau, or IAB, standard ad sizes can be purchased for placement throughout the Homestore network of websites by companies or individuals wishing to reach the largest and most targeted real estate-oriented audience. While companies make up the bulk of our display advertising customers, we also offer a number of unique display advertising opportunities to individual real estate professionals to brand themselves online to consumers in their local market.

General Advertising. Advertisers can purchase IAB standard advertising units as well as certain custom advertising units on our websites. We offer advertisers branding and performance-based opportunities, generally sold on a cost per thousand, or CPM, basis. Our advertising offerings include online ads, text based links and rich media.

Sponsorships. Sponsorships allow advertisers to maximize their exposure on our websites by featuring fixed “buttons” or other prominent placements on certain pages on our websites. These advertisements present users with the opportunity to click-through directly to the advertiser’s site. Sponsorships may also include other advertising components such as content or online advertisements.

Directory Listings. Advertisers can purchase placement in our online directory products. Our network of websites includes directories of REALTORS®, homebuilders, lenders, storage facilities and moving companies. We believe our directory products offer advertisers the opportunity to reach qualified consumers based upon the targeted audience that visits our websites. Our directory advertisers receive a listing in our directory and a customized web page that can be used to market their products and services.

We believe our directory products are a cost-effective way for professionals to generate leads from online consumers.

XLerator™. Available to subscribers to our REALTOR® directory and website products, XLerator™ is an online prospecting tool that enables REALTORS® to market themselves to potential buyers during the earliest stages of the research process when they search for homes on REALTOR.com®. Consumers can select a checkbox on REALTOR.com® that indicates they would like to be contacted by a REALTOR® from the area in which they are searching. While protecting the consumer’s privacy, XLerator™ gathers this data and helps REALTORS® reach out to these prospects via the Internet and to create a proactive marketing campaign.

Websites. Our website product line is comprised of templated and custom websites for individuals as well as companies. We build websites based either on an a la carte features and functionality basis or bundled with pre-selected features based on industry segments, including websites designed specifically for REALTORS®, brokers, builders and manufactured housing retailers. For customers seeking websites with specialized features and expanded functionality we design and build customized websites. In addition to the design and set-up of the websites, we also offer hosting and maintenance services.

One Place™. One Place™ is a suite of products, including a website, that integrates with an interactive voice response system that is linked to a pager network. One Place™ enables REALTORS® to be paged when a potential homebuyer or homeseller submits an inquiry about a specific property listing. Additionally, if a prospective buyer contacts the REALTOR® after viewing a “for sale” sign, the interactive voice response system will provide the consumer with details about the property and then page the REALTOR® with a notification of the caller’s telephone number and the property listing for which the consumer has inquired.

      International. In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet-based source for real property around the world. Pursuant to this agreement, we agreed to operate the consortium’s website and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. To date, our international activities have not generated any significant amounts of revenue.

     Software and Services Segment

      Our software businesses, Top Producer, WyldFyre and CFT, provide software solutions and related services to real estate professionals. Each business has gained a strong position in its relevant marketplace.

      Top Producer. Top Producer is the No. 1 contact management software specific to real estate agents. The company’s Top Producer products have an installed customer base of more than 100,000 agents. Top Producer’s line of desktop and Internet applications for real estate agents features client management, appointment and task scheduling, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization for Palm and other wireless devices. Products are private labeled for some of the country’s largest brokers and franchise brands, such as GMAC, ERA, Coldwell Banker and Prudential to offer to their affiliated agents and include applications for back office management, listing and transaction administration and recruiting and sales management tools.

      WyldFyre. WyldFyre offers a suite of products for real estate professionals designed to help them access property listing information. WyldFyre’s software products are used daily by more than 110,000 real estate professionals in more than 100 markets throughout the U.S., Australia and Canada for access, display and manipulation of property information, photos, and maps. WyldFyre Listings™ is our listing productivity suite that provides real estate professionals with tools to create comprehensive listing presentations for buyers or sellers. This suite of products provides real estate professionals web-based access to MLS data. Using the WyldFyre products, real estate professionals can access information from MLSs and store the information on their laptops so that they can display this information to their prospective clients. Additionally, WyldFyre products allow real estate professionals to create customized comparative market analysis and presentations that incorporate photographs and maps. WyldFyre products are also sold under private labels to distributors and MLSs.

      Computers for Tracts. CFT is a leading provider of sales force automation and warranty request management solutions to the home building industry. The company serves approximately 30% of the Builder 100, which together sell approximately 100,000 new homes each year using CFT technology. CFT’s sales force automation products deliver sales office presentation, contact management, sales contract generation and change order management functionalities. CFT also sells a warranty request management software product that manages post-closing service requests from new homeowners.

     Offline Advertising Segment

      Welcome Wagon. Welcome Wagon offers local merchants the opportunity to reach new homeowners shortly after their move through a targeted direct mail product. The Welcome Wagon New Mover Program integrates local merchant information into a welcome gift delivered to new homeowners through the mail. The welcome gift contains a customized neighborhood address book with exclusive merchant listings as well as coupons and special offers from local advertisers. Additionally, local advertisers receive the names and contact information of the new homeowners in their selected area that have received the welcome gift. This allows local merchants the opportunity to continue to build their relationship with these new homeowners through their own direct marketing initiatives. This product is sold to merchants on an annual subscription basis.

      Homestore Plans and Publications. Homestore Plans and Publications offers consumers, building professionals, suppliers, and real estate professionals the ability to browse, select, modify and purchase new home designs and project plans from one of the largest selections of home plans and project plans available. Homestore Plans and Publications has business relationships with many designers that provide us the right to sell the designers’ home plans on an exclusive or non-exclusive basis directly to consumers. These plans are sold through newsstands, distributors and retailers nationwide as well as through its website, homeplans.com, and through approximately 100 affiliate partner sites. We also produce home design software that is distributed through major retailers.

Competition

      We face competition in each segment of our business.

     Media Services and Online Advertising Segments

      Newspapers and home/apartment guide publications are the two primary offline competitors to our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. Although more than half of all homebuyers use the Internet as a starting point for their new home search (according to Fannie Mae), real estate professionals currently spend only a small percentage of their marketing budget to display their listings on the Internet. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications Inc., have extended their media offerings to include an Internet presence. We must continue to work to shift more real estate advertising dollars online if we are to successfully compete with newspapers and real estate guides.

      We compete with a variety of online companies and websites providing real estate content that sell classified advertising opportunities to real estate professionals and sell display advertising opportunities to other advertisers, including real estate professionals, seeking to reach consumers interested in products and services related to the home and real estate. Several of these websites are seeking to increase visits to their sites by offering rebates to homebuyers that purchase homes with the assistance of a real estate professional who was introduced to them via such websites. Such websites charge referral fees to real estate professionals that advertise on their sites and use a portion of those referral payments to provide the rebate to the homebuyer. By attracting more users to their sites, the operators of these sites are seeking to improve the advertising value proposition they offer to real estate professionals.

      Our primary competitors for online real estate advertising dollars include Realestate.com, Microsoft Network and Yahoo! Real Estate. In addition, our apartments and rentals website faces competition from ApartmentGuide.com, Rent.com and Apartments.com, and our home builder website competes directly with NewHomeGuide.com and NewHomeSource.com. Our Homestore.com website also faces competition from general interest consumer websites that offer home and finance content.

      We also face competition when selling virtual tour enhancements to real estate professionals for their online listings. We compete with a number of virtual tour providers in the marketplace. Some of the larger competitors include circlepix.com, Visual Tour, EGG Solution Optronics, Home Debut, Inc. and VideoHome Tours.

     Software and Services Segment

      While no single entity competes directly against us in all of our software businesses, our software and services segment faces broad competition from companies with a major presence in the real estate industry, such as Fidelity National Information Solutions, Inc., and also more direct competition from software companies that offer products and solutions that cater to specific segments of the real estate industry.

      Top Producer Systems. Our Top Producer business faces competition from Fidelity National Information Solutions, Inc. which offers a competing solution to real estate professionals. Top Producer also competes with a variety of software companies that offer customer relationship management solutions to real estate professionals, including Interealty’s MLXchange solution, Best Software Inc.’s ACT! solution, FrontRange Solution Inc.’s GoldMine product, and Microsoft Corporation’s Outlook solution. In addition, there are several smaller start-up companies that have developed contact management tools for real estate professionals.

      WyldFyre Technologies. Our WyldFyre business also faces competition from Fidelity National Information Solutions. In addition, a variety of other real estate software companies offer solutions that include features that are competitive with portions of WyldFyre’s product offerings, including Realigent, Inc. and Terra Soft Solutions, Inc.

      Computers for Tracts. Our CFT business competes with a number of custom software providers in the builder market, including MH2 Technologies. Additionally, several national homebuilders have developed their own similar solutions.

     Offline Advertising Segment

      Welcome Wagon. Our Welcome Wagon business competes with numerous direct marketing companies that offer advertising solutions to local and national merchants. Competitors include Imagitas, Inc., ADVO Inc., Valpak Direct Marketing Systems, Inc., Pennysaver and MoneyMailer, LLC. These competitors, like Welcome Wagon, target homeowners at various stages of the home ownership life cycle with advertising from third parties.

      Homestore Plans and Publications. Our Plans and Publications business faces direct competition from several large publishing companies that print multiple publications, including home plan publications. Our major competitors are Hanley-Wood, LLC, The Garlinghouse Company and Meredith Corporation.

Infrastructure and Technology

      Our websites are designed to provide fast, secure and reliable high-quality access to our services, while minimizing the capital investment needed for our computer systems. We have made, and expect to continue to make, technological improvements designed to reduce costs and increase the efficiency of our systems. We expect that enhancements to our family of websites, and to our products and services, will come from internally and externally developed technologies.

      Our systems supporting our websites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in utilization of these services could strain the capacity of our computers, causing slower response times or outages. We host our Homestore.com, REALTOR.com®, HomeBuilder.com, Homestore Apartments & Rentals and custom broker web pages in Thousand Oaks, California. Because substantially all of our computer and communications hardware for each of our websites is located at this location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and other force majeure events. Our operations are dependant on our ability to protect our systems from such occurrences. See “ — Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

Intellectual Property

      We regard substantial elements of our websites and underlying technology as proprietary. We attempt to protect this intellectual property by relying on a combination of trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. We have been issued a patent with respect to the technology we use to enable searches of the real estate listings posted on our family of websites.

      Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including but not limited to:

•	it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently;

•	we could lose the use of such trademark or the REALTOR.com® domain name, or be unable to protect the other website addresses that are important to our business, and therefore would need to devote substantial resources toward developing an independent brand identity;

•	we could be subject to litigation with respect to our intellectual property rights;

•	we may be required to license additional technology and information from others, which could require substantial expenditures by us; and

•	legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and continue to evolve, and we can give no assurance regarding our ability to protect our intellectual property and other proprietary rights.

      See “ — Risk Factors” for a more complete description of the risks related to our intellectual property.

Employees

      As of December 31, 2002, we had approximately 1,800 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and no employee is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business — Our business is dependent on our key personnel.”

RISK FACTORS

      The following risk factors and other information included or incorporated by reference in this Form 10-K should be considered carefully. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business

      Litigation and an SEC investigation relating to accounting irregularities could have an adverse effect on our business.

      In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. In February 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, in March 2002 we filed an amended Form 10-K for the year ended December 31, 2000, and in March 2002 we filed amended an Form 10-Qs for each of the first three quarters of 2001. Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff (the “Plaintiff”) in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP, AOL, and Cendant Corporation. The amended complaint makes various allegations, including that we violated federal securities laws and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of our current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has the opportunity to file another amended complaint attempting to cure the defects in the original claims against those defendants. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and our former chief executive officer. We did not file a motion to dismiss the Plaintiff’s claims against us, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against us.

      It is possible that we may be required to pay substantial damages or a substantial settlement amount in connection with the litigation although, as is the case with any litigation, it is difficult to predict the outcome of this matter. However, in light of the fact that we determined that it was necessary to restate our 2000 and 2001 financial results, due to the circumstances forming the basis of the Plaintiff’s allegations, and the fact that four of our former employees have pled guilty to violating federal securities laws in connection with the financial results which required restatement, this litigation poses a significant risk of a material adverse effect on the conduct and scope of our business, our results of operations and our financial position. Because we are unable to estimate the amount of damages that we might incur as a result of the outcome of this litigation, we have not recorded any liability or reserve related to it. For further description of the nature and status of the legal proceedings in which we are involved, see “Part I — Item 3. Legal Proceedings.”

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results that occurred in March 2002. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results. The SEC also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      In September 2002 and March 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed us that they would not bring any enforcement action against us because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is on-going and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

      Our employees, investors, customers, business partners and vendors may react adversely to the restatement of our previous financial statements and to the related litigation brought against us.

      Our future success depends in large part on the continued support of our key employees, investors, customers, business partners and vendors who may react adversely to the restatement of our 2000 and interim 2001 financial statements. The restatement of our financial statements and the uncertainty associated with substantial unresolved lawsuits referred to above has resulted in substantial amounts of negative publicity about us. We may not be able to motivate or retain key employees or retain customers or key business partners if they lose confidence in us, and our vendors may re-examine their willingness to do business with us. In addition, investors may lose confidence in us, which may continue to adversely affect the trading price of our common stock. If we lose the services of our key employees or are unable to retain our existing customers, business partners and vendors or attract new customers, our business, operating results and financial condition could be materially and adversely affected.

      Limitations of our Director and Officer Liability Insurance and potential indemnification obligations may adversely affect our business.

      Several securities and derivative actions currently are pending against us and certain of our former and current officers and directors. During the relevant time period, our liability insurance provided limited claims-made coverage for allegations of wrongful acts by our officers and directors, which allegations, in part, form the basis of the pending actions. During the relevant time period, our insurers provided a total of $80.0 million in primary and excess coverage. As the policies are written — and subject to their unique terms and provisions — our officers and directors are insureds under the applicable policies. We, as an entity, also are an insured party under those applicable policies, which represents the first $30.0 million in coverage. The failure of our policies to adequately cover liabilities or expenses incurred in connection with the pending actions could materially and adversely affect our business and financial condition.

      Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions. See “Part I — Item 3. Legal Proceedings — Insurance Coverage Litigation.” The failure of our policies to cover liabilities imposed or expenses incurred in connection with the pending actions could materially and adversely affect our business and financial condition.

      Under Delaware and California law, our charter documents, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct. Our business and financial condition could be harmed if we have to make significant payments for indemnification.

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

      The market price for our common stock has decreased substantially in recent periods. It is likely to continue to be highly volatile and subject to wide fluctuations in response to many factors, including the factors described herein and the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet, technology and/or real estate and real estate-related industries;

•	market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet, which have generally proven to be highly volatile, particularly in recent quarters;

•	Cendant’s allegations that we may have breached certain representations and warranties made in our agreement with Cendant relating to our acquisition of the Move.com Group from Cendant as a result of the restatement of our 2000 financial statements; and

•	adverse publicity relating to litigation.

      The low price of our common stock could result in the delisting of our common stock from the NASDAQ SmallCap Market, which could cause our common stock to decline and make trading in our common stock more difficult for investors.

      In November 2002, we filed an application with NASDAQ to transfer our common stock to The NASDAQ SmallCap Market from The NASDAQ National Market because our common stock failed to maintain a minimum bid price of $1.00 per share as required by the applicable NASDAQ Marketplace Rule. We began trading on The NASDAQ SmallCap Market on November 18, 2002. The NASDAQ SmallCap Market is viewed by some investors as a less desirable and less liquid marketplace than The NASDAQ National Market. We must satisfy the NASDAQ SmallCap Market’s minimum listing maintenance requirements to maintain our listing on The NASDAQ SmallCap Market. The listing maintenance requirements set forth in NASDAQ’s Marketplace Rules include a series of financial tests relating to stockholders’ equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. On March 11, 2003, NASDAQ notified us of our non-compliance with such minimum closing bid price requirements. We now have to demonstrate in the succeeding 180 days a closing bid price of at least $1.00 per share for a period of ten consecutive business days to regain compliance. If we are unable to achieve a $1.00 per share bid price prior to the expiration of this period, we may be eligible for an additional 180-day extension of the bid price exception, provided that we demonstrate stockholders’ equity of at least $5.0 million, a market capitalization of at least $50.0 million or net income of at least $750,000 from continuing operations for the year ended 2003. We must also demonstrate compliance with all requirements for continued listing on The NASDAQ SmallCap Market. As of December 31, 2002, our stockholders’ equity was $38.7 million. If our common stock is delisted from The NASDAQ SmallCap Market, the common stock would trade on either the OTC Bulletin Board or the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid marketplaces than The NASDAQ SmallCap Market. Thus, delisting from The NASDAQ SmallCap Market could make trading our shares more difficult for investors, leading to further declines in our share price.

      Our future success depends upon our management’s ability to execute its business plan.

      In January and October 2002, we replaced much of our senior management team. The current senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. In addition, Allan Dalton was appointed as President of the REALTOR.com® unit and Michael R. Douglas was appointed as Executive

Vice President and General Counsel. Allan P. Merrill is our Executive Vice President of Strategy and Corporate Development and Patrick R. Whelan is our President of Media Services. Our future success will depend in part on the continued integration of senior management with other members of management and the rest of our employees and business partners, their understanding of the business, and their implementation of processes and procedures that allow us to respond to our customers’ needs.

      Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements.

      In February 2002, we announced that we would re-focus on our core business objective — to make real estate professionals more productive and profitable. This focus has involved and may continue to involve the disposition of non-strategic business and corporate services. For example, in February 2002, we sold our eNeighborhoods division, and in March 2002 we entered into an agreement to sell all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130.0 million in cash to Experian Holdings, Inc. In addition, in the first quarter of 2003, we sold substantially all of the assets of The Hessel Group, our relocation tax software and services business. As a result of this focus, we may incur significant write-offs or one-time, non-recurring gains or losses or a reduction in visitors to our websites.

      Our agreement with the National Association of REALTORS® could be terminated.

      The REALTOR.com® trademark and website address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® website under an operating agreement with NAR.

      Although the REALTOR.com® operating agreement is a lifetime agreement, NAR may terminate it for a variety of reasons. These include:

•	the acquisition of us or RealSelect by another party;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.

      Absent a breach by NAR, the agreement does not contain provisions that allow us to terminate.

      Our agreement with NAR contains a number of provisions that could restrict our operations.

      Our operating agreement with NAR contains a number of provisions that restrict how we operate our business. These provisions include the following restrictions and requirements:

•	we must make quarterly royalty payments of up to 15% of RealSelect’s operating revenue in the aggregate to NAR and the entities that provide us the information for our real property listings (“data content providers”). However, in 2002 we amended the operating agreement with NAR such that we now must make fixed payments to NAR as follows:

—	For 2003, we must pay $1.3 million in four installments of $325,000 due on the last day of each calendar quarter of 2003.

—	For 2004, we must pay $1.4 million in four installments of $350,000 due on the last day of each calendar quarter of 2004.

—	For 2005, we must pay $1.5 million in four installments of $375,000 due on the last day of each calendar quarter of 2005.

—	For 2006, we must pay $1.5 million plus or minus, as the case may be, the percentage change in the Consumer Price Index for 2005, in four equal installments due on the last day of each calendar quarter of 2006.

—	For 2007 and beyond, we must pay the amount due during the prior calendar year plus or minus, as the case may be, the percentage change in the Consumer Price Index for the prior calendar year, in four equal installments due on the last day of each calendar quarter for that calendar year;

•	we amended and continue to amend many of our agreements with the data content providers to change the method of payment to a fixed amount per listing rather than a percentage of our revenue and to reduce the amounts that we must pay to such entities. In exchange, in some cases, we shortened or are shortening the duration of these agreements, including those agreements under which we receive the real property listings on an exclusive basis;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® website;

•	NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

•	we must meet performance standards relating to the availability time of the REALTOR.com® website;

•	NAR has the right to review, approve and request changes to the content on certain pages of our REALTOR.com® website; and

•	we are restricted in our ability to create additional websites or pursue other lines of business that engage in displaying real property advertisements in electronic form.

      In addition, our operating agreement with NAR contains restrictions on how we can operate the REALTOR.com® website. For instance, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by NAR. In addition, NAR can require us to include on REALTOR.com® real estate related content that it has developed.

      If our operating agreement for REALTOR.com® were terminated, NAR would be able to operate the REALTOR.com® website.

      If our operating agreement with NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® website and assign our agreements with data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® website itself or with a third party.

      We are subject to non-competition provisions with NAR, which could adversely affect our business.

      We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet, Inc., Move.com and HomeBuilder.com websites. In the future, if we acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new website or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the websites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or, if a consent we obtain, contains restrictive conditions. These non-competition provisions and any required consent, if accepted by us at our discretion, could have the effect of restricting the lines of business that we may pursue.

      Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.

      Our operating agreement with NAHB includes a number of restrictions on how we operate our HomeBuilder.com website:

•	if NAR terminates our REALTOR.com® operating agreement, for six months thereafter NAHB can terminate its operating agreement with us on three months’ prior notice;

•	we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.com website that contain new home listings; and

•	NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

      Our Homestore Apartments & Rentals website is subject to a number of restrictions on how it may be operated.

      In agreeing to our acquisition of SpringStreet, NAR imposed a number of restrictions on how we can operate the Homestore Apartments & Rentals website (formerly the SpringStreet.com website). These include:

•	if NAR terminates its consent for any reason, we will have to transfer to NAR all data and content, such as listings, on the rental site that were provided by real estate professionals who are members of NAR, known as REALTORS®;

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or a REALTOR®-controlled MLS in order to be listed on the website;

•	if the consent is terminated, we could be required to operate our rental properties website at a different web address;

•	if the consent is terminated for any reason, other than as a result of a breach by NAR, NAR will be permitted to use the REALTOR®-branded web address, resulting in increased competition;

•	we cannot list properties for sale on the rental website for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental website; and

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental website.

      NAR could revoke its consent to our operating our Homestore Apartments & Rentals website.

      NAR can revoke its consent to our operating our Homestore Apartments & Rentals website for reasons which include:

•	the acquisition of us or RealSelect by another party;

•	a substantial decrease in property listings on our REALTOR.com® website; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by NAR of the breach.

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

      Approval Rights. RealSelect’s certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com® website and real property advertising programming for electronic display and related businesses. Without the consent of six-sevenths of the members of the RealSelect Board of Directors, which would have to include at least one NAR-appointed director, this limited purpose provision cannot be amended.

      RealSelect’s bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect Board of Directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget that from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by us. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, which would have to include at least one NAR-appointed director, we would need to fund those expenditures.

      RealSelect also cannot take the following actions without the consent of at least one of NAR’s representatives on its Board of Directors:

•	amend its certificate of incorporation or bylaws;

•	pledge its assets;

•	approve transactions with affiliates, stockholders or employees in excess of $100,000;

•	change its executive officers;

•	establish, or appoint any members to, a committee of its Board of Directors; or

•	issue or redeem any of its equity securities.

      The emergence of Virtual Office Websites may adversely impact our business.

      Operators of Virtual Office Websites, or VOWs, currently can display aggregated property listings sourced from MLSs regardless of whether the brokers that supplied the listings to the MLSs have consented to such display. Such listings typically can be viewed by consumers only after completing a registration process. The NAR has convened a special work group to analyze the impact of VOWs on the real estate industry and to recommend NAR policy for governing the use of VOWs. If VOWs are allowed to continue operating in their current form, this could adversely affect our ability to competitively secure relationships with online traffic aggregators or portals.

      We must continue to obtain listings from Multiple Listing Services, real estate brokers and home builders.

      We believe that our success depends in large part on the number of real estate listings received from MLSs, brokers, home builders and rental owners. Many of our agreements with MLSs to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to renew their agreement with us. We incur significant expenditures to secure agreements with providers of real estate information. We are continuing our efforts to renegotiate our agreements with MLSs to reduce our costs. If, as a result of our renegotiation efforts, or otherwise, owners of large numbers of property listings, such as MLSs or large brokers in key real estate markets, choose not to renew their relationship with us, then our websites could become less attractive to other real estate industry participants or consumers.

      It is important to our success that we support our real estate professional customers.

      Since many real estate professionals are not sophisticated computer users and often spend limited amounts of time in their offices, it is important that these customers find that our software and website products significantly enhance their productivity and are easy to use. To meet these needs, we provide customer training and have developed a customer support organization that seeks to respond to customer inquiries as quickly as possible. If we do not maintain adequate support levels, our customers may choose not to renew their subscriptions for our software and website products.

      Failure of real estate professionals to accept online media-based pricing may adversely affect our financial results.

      We have adopted a new pricing strategy for the media products that we sell to real estate professionals. In the past we have sold products and media services at a single national rate for all customers. Beginning in 2003, we intend to offer these products and services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run, which will affect the pricing levels currently paid by our customers. The success of our new pricing strategy will depend on its acceptance by our customers. If real estate professionals do not accept our new pricing structure this could lead to a decrease in our sales which could have an adverse affect on our financial results.

      We must dedicate significant resources to market our subscription products and media services to real estate professionals.

      Real estate agents are generally independent contractors rather than employees of brokers and typically spend a majority of their time outside the office. As a result it is often necessary for us to communicate with them on an individual basis. This results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer products and media services to both real estate brokers and agents, we are often required to contact them separately when marketing our products and media services.

      A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of our business.

      We have established strategic relationships with online companies that generate a significant amount of online traffic for our websites. Failure to maintain these relationships and create new ones could limit the growth of our business. Although we expect a significant portion of our online customers will continue to come to our websites directly, we also continue to rely on third-party websites with which we have relationships, including websites operated by AOL, Yahoo!, Excite, iWon.com, Internet Broadcast Systems, Universal Online through its Juno and NetZero brands, Overture and Google for online traffic. We may also be required to pay significant fees to establish, maintain and expand our existing online relationships. As a result, our revenue may suffer if we fail to enter into new relationships or maintain existing relationships or if these relationships do not result in online traffic sufficient to justify their costs.

      We have a history of net losses and expect net losses for the foreseeable future.

      We have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $163.4 million, $1.5 billion and $146.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, we had an accumulated deficit of $1.9 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner web hosting fees, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 2002, we had approximately $82.4 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

      Our quarterly financial results are subject to significant fluctuations.

      Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our subscription and advertising products and media services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenue and operating results are likely to be particularly affected by the number of customers purchasing subscription and advertising products and media services as well as our expenditures on sales and marketing for a particular period. If revenue falls below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

      Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-K:

•	the level of renewals for our subscription products and the purchase of media services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our websites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants;

•	the sale or disposition of assets; and

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters.

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

      Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, many of whom have been granted stock options. Due to the decline in the trading price of our common stock, substantially all of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

      Also, we have recently executed workforce reductions and have announced that we are restructuring our business operations. As a result, we will need to operate with fewer employees and existing employees may have to perform new tasks. These factors and our current financial health may create concern about job security among existing employees that could lead to increased turnover. We may have difficulties in retaining and attracting employees. Employee turnover may result in a loss of knowledge about our customers, our operations and our internal systems, which could materially harm our business. If any of our employees leave, we may not be able to replace them with employees possessing comparable skills. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

      Our organizational realignment and cost reduction plan may not meet its objectives and could adversely affect our results of operations and financial position.

      In October 2001, we announced an organizational realignment and cost reduction plan to focus us more closely on our core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce. In February 2002, we announced plans to reduce our staff by an additional 270 employees. In September 2002 we implemented a restructuring focused on our Media Services division. If we do not meet our restructuring objectives, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

      We need to continue to develop our content and product and service offerings.

      To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our websites and products. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new

Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our websites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or, in order to do so, we may incur substantial additional expenses.

      We may experience difficulty in integrating our acquisitions.

      During our history, a significant portion of our growth was attributable to acquisitions. However, we may not receive the desired benefits from these acquisitions. Risks related to our acquisitions include:

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

      Delaware law, our certificate of incorporation and bylaws and other agreements contain provisions that could discourage a takeover.

      Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we have a classified Board of Directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire Board of Directors without cause. In addition, NAR could terminate the REALTOR.com® operating agreement if we are or RealSelect is acquired.

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

      Other companies may own, obtain or claim trademarks that could prevent or limit or interfere with use of the trademarks we use. The REALTOR.com® website address and trademark and the REALTOR® trademark are important to our business and are licensed to us by NAR. If we were to lose the REALTOR.com® domain name or the use of these trademarks, our business would be harmed and we would need to devote substantial resources toward developing an independent brand identity.

      Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of our proprietary rights.

      We may not be able to protect the website addresses that are important to our business.

      Our website addresses, or domain names, are important to our business. However, the regulation of domain names is subject to change, and it is also possible that the requirements for holding domain names could change. Therefore, we may not be able to obtain or maintain relevant domain names for all of the areas of our business. It also may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our intellectual property.

      Funds held by a letter of credit in connection with the lease of our corporate headquarters have been called upon because of our inability to extend the letter of credit with a financial institution.

      In March 2002, we received a notice of default under the office lease for our corporate offices because of our inability to extend our letter of credit under the lease. The lease provides that the landlord has the ability to call upon the letter of credit and to hold the proceeds as part of the security deposit. The original amount of the letter of credit required by the lease was $8.3 million. The landlord has called upon the letter of credit and now holds $7.5 million in cash. A deterioration in the financial condition of our landlord could have a negative impact on our ability to recover these funds under the terms of the lease. It is our intent to restore the letter of credit as soon as our financial condition will allow us.

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

      Purchases of real property and related products and services are particularly affected by negative trends in the general economy. Substantially all of our revenue has been, and is expected to continue to be, derived from customers in the United States. Recent economic indicators, including growth in gross domestic product, reflect a decline in economic activity in the United States from prior periods. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

•	perceived and actual economic conditions;

•	interest rates;

•	taxation policies;

•	availability of credit;

•	employment levels;

•	wage and salary levels; and

•	fears of terrorist attacks or the threat of war.

      In addition, because a consumer’s purchase of real property and related products and services is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

      Recessionary pressures traditionally impact real estate markets.

      During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects typically are a general decline in rents and sales prices, a decline in leasing activity, a decline in the level of investments in, and the value of real estate, and an increase in defaults by tenants under their respective leases. All of these, in turn, adversely affect revenue for fees and brokerage commissions, which are derived from property sales, and annual rental payments and property management fees.

      We have risks associated with changing legislation in the real estate industry.

      Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, Homestore Apartments & Rentals was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

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

      In addition to selling subscription products and media services to real estate professionals, we depend on selling other types of advertisements on our websites.

      We have experienced a deterioration in the demand for our advertising services due to the slowdown in the U.S. economy, decreased corporate spending and concerns about the effectiveness of Internet advertising. Our ability to generate advertising revenue from selling banner advertising, display ads and sponsorships on our websites will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our websites and our ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. No standards have been widely accepted to measure the effectiveness of web advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to the web pages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet. If the demand for the Internet advertising remains sluggish due to current economic conditions or a weak U.S. economy, our revenue and operating results could be harmed materially.

      Government regulations and legal uncertainties could affect the growth of the Internet.

      A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the usage and demand for our services or increase our cost of doing business.

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

      Any failure of our computer systems that causes interruption or slower response time of our websites or services could result in a smaller number of users of our websites or the websites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our websites to consumers and our subscription products and media services to real estate professionals, providers of real estate-related products and services and other Internet advertisers. Increases in the volume of our website traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We may need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic. We may not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

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

      Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our technology facility in Thousand Oaks, California. Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any material outages to date, we currently do not have a fully redundant system for our websites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

      We provide third-party content on our websites, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those websites. They could also assert that our third-party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

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

Item 2.	Properties:

      We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office	Westlake Village, CA	137,762	2008
Technology facility	Thousand Oaks, CA	13,717	2006
Operations and customer service center	Scottsdale, AZ	62,169	2007
Welcome Wagon	Westbury, NY	60,500	owned
Top Producer	Richmond, BC	29,098	2003
Homestyles	St. Paul, MN	24,645	2006
WyldFyre Technologies	Campbell, CA	19,492	2004
Enterprise	Milwaukee, WI	13,016	2005
Computers for Tracts	Orange, CA	6,300	2006

      We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings

      From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, we are not a party to any litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Shareholder Litigation

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that we and certain of our current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000 and 2001 financial results included in our filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the actions have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming us, certain of our former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL and Cendant. The amended complaint makes various allegations, including that we violated federal securities laws and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of our current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has the opportunity to file another amended complaint attempting to cure the defects in the original claims against those defendants. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and our former chief executive officer. We did not file a motion to dismiss the Plaintiff’s claims against us, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against us.

      It is possible that we may be required to pay substantial damages or a substantial settlement amount in connection with the litigation, although, as is the case with any litigation, it is difficult to predict the outcome of this matter. However, in light of the fact that we determined that it was necessary to restate our 2000 and 2001 financial results, due to the circumstances forming the basis of the Plaintiff’s allegations, and the fact that four of our former employees have pled guilty to violating federal securities laws in connection with the financial results which required restatement, this litigation poses a significant risk of a material adverse effect on the conduct and scope of our business, our results of operations and our financial position. Because we are unable to estimate the amount of damages that we might incur as a result of the outcome of this litigation, we have not recorded any liability or reserve related to it.

      In September 2002, Matt L. Brody filed a class action complaint in Superior Court for the State of California, Los Angeles County against us, certain of our former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that our January 26, 2000 registration statement contained materially false and misleading statements. In October 2002, defendants removed the action to the United District Court, Central District of California. As the case is in a very early stage, we are unable to express an opinion at this time as to its merits.

      In November 2002, Stuart Siegel and certain other former owners and directors of iPlace, Inc. filed a complaint against us in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by us of our financial condition prior to our acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with our acquisition of iPlace in August 2001. On March 19, 2003, the court granted our motion to transfer this case to the United States District Court, Central District of California. We believe this case is without merit and intend to defend this claim vigorously.

      In November 2002, plaintiff Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against us and certain of our former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. As the case is in a very early stage, we are unable to express an opinion at this time as to its merits.

      In December 2002, Jeff Paradise and certain other former shareholders of iPlace filed a complaint in the United Sates District Court, Central District of California against us, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as common law fraud and negligent misrepresentation in connection with our acquisition of iPlace in August 2001. As the case is in a very early stage, we are unable to express an opinion at this time as to its merits.

SEC Investigation

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results that occurred in March 2002. The SEC has requested that we provide them with certain documents concerning the restatement of our financial results. The SEC has also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      In September 2002 and March 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September

2002, the SEC and the Department of Justice informed us that they would not bring any enforcement action against us because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is on-going and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on our behalf as nominal defendant, against certain of our current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on our behalf as nominal defendants. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The parties have lodged with the court a stipulation agreeing to defer all proceedings and continue all responsive dates until further action by the parties. As the case is in a very early stage, we are unable to express an opinion at this time as to its merits.

      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on behalf of us as nominal defendant, against certain of our current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. As the case is in a very early stage, we are unable to express an opinion at this time as to its merits.

Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company, Federal Insurance Company, Clarendon National Insurance Company, Royal Indemnity Company and TIG Insurance Company of Michigan sent us notices of rescission of the officers and directors liability policies issued to us for the period from August 2000 through August 2001. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against us and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. We requested that the court stay the Federal Insurance Company and Genesis Insurance Company actions but those requests were denied in March 2003. We are in the process of responding to the complaints. Federal Insurance Company’s motion for summary judgment is scheduled to be heard in May 2003.

      In February 2003, TIG Insurance Company dismissed its federal court rescission action and filed a new rescission action against us and certain of our current and former officers and directors in California State Superior Court. Responses are due in April 2003.

      In October 2002, Lumbermen’s Mutual Casualty Company rescinded and filed a similar complaint against us and certain of our current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles. We have filed an answer and discovery is beginning. Trial has been set for January 2004.

      We intend to defend these actions vigorously; however, we are unable to form a judgment as to the ultimate outcomes.

AOL Settlement

      In April 2000, we entered into a distribution agreement with AOL. In October 2001, we filed a demand for arbitration with AOL alleging breaches of certain contractual obligations. An arbitration hearing was held in July 2002, and we and AOL submitted proposed findings of fact and conclusions of law to the tribunal in September 2002. In January 2003, we and AOL entered into a new marketing agreement that settled the arbitration.

      As part of the new marketing agreement, which continues through June 2004, we have the exclusive right to provide AOL with its real estate listings, and AOL members retain access to a wide array of our real estate content. AOL will offer increased promotion and more prominent integration of our content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. Over the term of the agreement, we will make quarterly cash payments of $3.75 million, totaling $22.5 million.

      We and AOL have agreed to terminate our previous marketing agreement, which would have ended in July 2003. We will pay AOL $7.5 million in cash to terminate the previous agreement and also will allow AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our balance sheet. Termination of the previous agreement also eliminates our responsibility to provide AOL with an additional “make-whole” payment in July 2003 which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of our common stock issued to AOL under the previous agreement also have been removed.

Other Litigation

      In connection with our acquisition of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as the Move.com Group, Cendant has alleged that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 financial statements. In connection with the acquisition, we entered into a series of related agreements with Cendant that provided us with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of our shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to our acquisition of the Move.com Group. We have been engaged with Cendant in discussions relating to Cendant’s allegations, and we and Cendant have considered certain amendments to the agreements that would materially alter our rights and Cendant’s restrictions and obligations in order to settle these potential claims. We cannot assure you that these discussions will yield a satisfactory resolution.

      In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against us in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), our predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks a declaratory judgment that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. As the case is in the early stages of discovery, we are unable to express an opinion at this time as to its merits.

      In November 2000, Amica Mutual Insurance Co. filed a demand for arbitration against GETKO Group, Inc., or GETKO, one of our subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica is seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with that agreement. Arbitration of this matter began in February 2003 and should be completed in April 2003. Although we intend to defend the claims vigorously and believe that the allegations are without merit, we are unable to express an opinion as to the probable outcome of the arbitration.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although we believe that this case is without merit and intend to defend this claim vigorously, we are unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled, however we believe it will be set for late spring 2003.

      In June 2002, Tren Technologies served a complaint on us, the NAR and the NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleges a claim for patent infringement based on activities related to the websites REALTOR.com® and Homebuilder.com. Specifically, Tren alleges that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that we have developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s Homebuilder.com websites. The complaint seeks unspecified damages and a permanent injunction against using the technology. In January 2003, counsel for Tren withdrew their representation. On February 3, 2003, the court ordered that the case would be dismissed twenty days later unless prior to that date an attorney entered an appearance on behalf of Tren along with a sworn statement that it was counsel’s intention to prosecute the action through trial. No qualifying appearance was entered on or before February 23, 2003, and the case was dismissed without prejudice. However, we cannot assure you that Tren will not assert the claim again in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock has been traded on The NASDAQ SmallCap Market under the symbol “HOMS” since November 18, 2002 and, prior to that time, on The NASDAQ National Market. The following table shows the high and low sale prices of the common stock as reported by The NASDAQ SmallCap Market or The NASDAQ National Market, as applicable, for the periods indicated.

2001
First Quarter	$37.25	$16.38
Second Quarter	37.16	21.31
Third Quarter	36.99	6.52
Fourth Quarter	8.58	2.10
2002
First Quarter	3.02	0.53
Second Quarter	2.70	1.19
Third Quarter	1.48	0.14
Fourth Quarter	1.70	0.25
2003
First Quarter (through February 28, 2003)	1.51	0.69

      As of February 28, 2003, there were approximately 1,100 record holders of our common stock.

Dividends

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR.

Recent Sales of Unregistered Securities

      There were no sales of unregistered shares during 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
	Number of	Weighted	Securities
	Securities to be	Average	Remaining
	Issued Upon	Exercise Price	Available for
	Exercise of	of Outstanding	Future Issuance
	Outstanding	Options,	(excluding
	Options, Warrants	Warrants and	securities reflected
	and Rights	Rights	in column (a))

Plan Category	(a)	(b)	(c)

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	9,877	$2.67	6,557
Equity compensation plans not approved by security holders	14,438	$3.84	8,176

Total	24,315	$3.32	14,733

      Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Non-Shareholder Approved Plans

      Options are granted from the Homestore, Inc. 2002 Stock Incentive Plan, a new plan established in January 2002 to attract and retain qualified personnel. No more then 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a 4-year vesting schedule and a 10-year life.

      Other non-shareholder approved plans include the following acquired plans: the 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. We did not grant options under any of these plans in 2002, and we do not plan to do so in the future.

Item 6.     Selected Financial Data

      You should read the following selected consolidated financial data together with the consolidated financial statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(2)	$233,455	$265,436	$181,322	$62,580	$—
Related party revenue	31,158	38,346	—	—	—

Total revenue	264,613	303,782	181,322	62,580	—
Cost of revenue(2)	78,304	113,490	61,222	21,965	—

Gross profit	186,309	190,292	120,100	40,615	—
Operating expenses:
Sales and marketing(2)	164,629	242,174	160,122	85,110	—
Product and website development(2)	30,279	35,722	15,554	5,380	—
General and administrative(2)	84,813	174,363	59,610	26,892	3
Amortization of goodwill and intangible assets(1)	37,165	199,291	42,868	10,192	—
In-process research and development	—	—	4,048	—	—
Acquisition and restructuring charges	12,087	50,260	—	—	—
Impairment of long-lived assets	7,335	925,094	—	—	—
Litigation settlement	23,000	—	—	8,406	—

Total operating expenses	359,308	1,626,904	282,202	135,980	3

Loss from operations	(172,999)	(1,436,612)	(162,102)	(95,365)	(3)
Interest income, net	2,620	10,490	23,031	2,386	—
Other expense, net	(5,682)	(44,281)	(6,982)	(28)	—

Loss from continuing operations	(176,061)	(1,470,403)	(146,053)	(93,007)	(3)
Gain on disposition of discontinued operations	11,790	—	—	—	—
Income from discontinued operations	846	4,814	—	—	—
Accretion of redemption value and dividends on convertible preferred stock	—	—	—	(2,299)	—

Net loss	$(163,425)	$(1,465,589)	$(146,053)	$(95,306)	$(3)

Basic and diluted income (loss) per share:
Continuing operations	$(1.49)	$(13.69)	$(1.83)	$(2.32)	$—

Discontinued operations	$0.11	$0.04	$—	$—	$—

Net loss	$(1.39)	$(13.64)	$(1.83)	$(2.32)	$—

Shares used to calculate basic and diluted per share amounts	117,900	107,433	79,758	41,142	9,173

(1)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Stock-based Charges:
Revenue	$1,501	$2,456	$6,233	$—	$—
Cost of revenue	134	383	607	943	—
Sales and marketing	63,848	71,188	45,148	14,726	—
Product development	127	361	572	447	—
General and administrative	1,297	6,237	3,095	5,111	—

	$66,907	$80,625	$55,655	$21,227	$—

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,463	$38,272	$167,576	$90,382	$71
Working capital (deficiency)	(80,763)	(31,888)	253,638	40,822	1
Total assets	379,208	615,037	893,350	276,563	71
Notes payable, long term	—	—	—	633	—
Total stockholders’ equity (deficit)	38,730	183,256	603,479	195,473	(95)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”

Overview

      We have created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on the websites and number of property listings. We provide a wide variety of information and tools for consumers and are a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as NAR, NAHB, hundreds of MLSs, the MHI, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.com. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities.

     Basis of Presentation

      Initial Business and Reorganization of Holding Structure. We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. Effective November 26, 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed company, NetSelect, LLC., or LLC, in exchange for a 46% ownership interest in LLC. The investors contributed capital to a newly-formed company, NetSelect, Inc., or NSI, which owned 54% of LLC. LLC in turn contributed the assets and technology contributed by InfoTouch as well as the NSI capital to a newly formed entity, RealSelect, Inc., or RealSelect, in exchange for common stock representing an 85% ownership interest in RealSelect. Also effective November 26, 1996, RealSelect entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital. We developed our first website, REALTOR.com®, in cooperation with NAR and actively began marketing our advertising products and services to real estate professionals in January 1997. On February 4, 1999, NSI stockholders entered into a non-substantive share exchange with and were merged into InfoTouch. In addition, LLC was merged into InfoTouch. InfoTouch changed the corporate name to Homestore.com, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002.

      Our historical consolidated financial statements reflect the results of operations of Homestore, Inc., formerly InfoTouch. For the year ended December 31, 1998, and through the reorganization on February 4, 1999, Homestore was a holding company whose sole business was managing its investment in RealSelect through LLC. Prior to February 4, 1999, the results of operations of RealSelect were consolidated by NSI. Thus, all revenues through February 4, 1999, were recorded by NSI. A comparison of our historical results of operations has not been presented because the financial position, results of operations and cash flows were insignificant for all periods presented prior to the Reorganization.

      Acquisitions. In March 2000, we acquired WyldFyre Technologies, Inc., or WyldFyre, a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for $34.0 million in stock. In May 2000, we acquired Top Producer, a provider of leads management and marketing software for real estate professionals, for $24.2 million in cash and stock. Contingent purchase price payments of approximately $7.9 million may also be paid in cash or stock, if certain defined targets are met during the years ended December 31, 2002 through December 31, 2004. The selling stockholders have earned approximately $5.0 million in contingent consideration for performance targets related to the years ended December 31, 2000 and 2001. In September 2000, we acquired The Hessel Group, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of The Hessel Group’s options with an estimated fair value of $4.5 million. In January 2001, we acquired certain assets and licenses and assumed certain liabilities from Internet Pictures Corporation, or iPIX, for $7.1 million in cash and a note in the amount of $2.3 million. In January 2001, we acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc., or CFT, for approximately $4.5 million in cash and 162,850 shares of our common stock valued at approximately $5.0 million.

      In February 2001, we acquired all the outstanding shares of HomeWrite, Inc., or HomeWrite, in exchange for 196,549 shares of our common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. In February 2001, we acquired certain assets and assumed certain liabilities from Homebid.com, Inc. for approximately $3.5 million in cash. In February 2001, we acquired all of the outstanding shares of the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional shares of our common stock. In connection with our acquisition of Move.com, Inc. and Welcome Wagon International, Inc., collectively referred to as the Move.com Group, Cendant has alleged that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 financial statements. See “Item 3. Legal Proceedings — Other Litigation” for additional information.

      In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. for $14.5 million in cash.

      In August 2001, we acquired all the outstanding shares of iPlace, Inc., or iPlace, for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $80.3 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $16.3 million. The acquisitions described above have been accounted for under the purchase method in accordance with generally accepted accounting principles. The primary subsidiary of iPlace was sold in 2002. See Dispositions section below.

      Transaction with Cendant and Real Estate Technology Trust. In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party by us. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, we entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $31.2 million and $38.3 million related to these transactions was recognized in 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. There were no revenues from Cendant or RETT in 2000. It is not practical to separately determine the costs of such revenues. During the years ended December 31, 2002 and 2001, we had received approximately $12.0 million and $83.3 million of cash, respectively, and had recorded at December 31, 2002 and 2001 deferred revenue of approximately $13.5 million and $37.0 million, respectively, related to these agreements. This deferred revenue will be recognized over the next two years.

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

Dispositions

      On March 19, 2002, we entered into an agreement to sell our ConsumerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc., or Experian, for $130.0 million in cash. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow. On March 26, 2002, MemberWorks Incorporated, or MemberWorks, one of the former owners of iPlace, obtained a court order requiring us to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against us.

      On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest being transferred to us resulting in net proceeds to us of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against us relating to the sale of iPlace. We have included the cost of the settlement in our results of operations for the year ended December 31, 2002.

      Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements reflect the disposition of our ConsumerInfo division, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division through December 31, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” and as “Net cash provided by (used in) discontinued operations.” The $11.8 million gain associated with the disposition of the ConsumerInfo division is recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. As of December 31, 2002, cash in escrow was $9.3 million. To the extent the escrow is released to us, we will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the scheduled termination date if both parties to the agreement agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the year ended December 31, 2002. Total revenue and loss from discontinued operations was $21.3 million and $4.8 million, respectively, for the year ended December 31, 2001.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash subject to escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	2,918
Cash and Homestore stock received from purchase of iPlace	(1,029)

Gain recognized on the sale	$11,790

      The cash and stock received from the purchase of iPlace relates to the settlement of the original escrow related to our purchase of iPlace.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; accounting for investments; valuation of goodwill, identified intangibles and other long-lived assets; accounting for business combinations; and legal contingencies.

     Revenue Recognition

      We derive our revenue primarily from three sources: (i) subscription revenue, which includes monthly and annual fees from licensed real estate professionals to promote their product offerings on our websites or to utilize our proprietary software; (ii) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and website hosting revenue and; (iii) advertising revenue for running on-line advertising and sponsorships on our websites or offline advertising placed in our publications. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      We generate recurring revenue from several sources, including the sale of subscriptions to be included on our websites, from maintenance and support on our software products and from our hosted solutions.

Recurring revenue is typically based on one-year renewable contracts and is recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is billed monthly over a contract term of typically one year.

      We generally license our software products in three ways: (i) on a one-year term basis; (ii) on a perpetual basis; and (iii) on a monthly subscription. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software. Software license revenue is recognized upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence, or VSOE, of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, as they are principally contracted for on a time and material basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold in annual subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract.

      We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed. Payments for support and services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement will require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, and management is able to accurately estimate the progression to completion, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the total costs incurred to date as a percentage of estimated total costs to complete and we monitor our progress against plan to insure our estimates are materially accurate. We recognize estimated losses in the periods in which such losses are reasonably expected. For projects in which we are unable to estimate our progression to completion, such revenue is recognized in the period in which the project is completed.

      We also sell online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) affiliate revenue share agreements. The impressions based agreements range from spot purchases to 12 month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. The affiliate revenue is recognized in the period in which the affiliate partner provides the services. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue. Offline advertising revenue is recognized when the publications in which the advertising is displayed are shipped.

      We record and measure the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We recognize revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue, from these transactions, is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. We did not enter into any advertising barter transactions during 2002. There was no revenue from these types of transactions during the year ended December 31, 2002. During the years ended December 31, 2001 and 2000, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue.

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

     Allowance for Doubtful Accounts

      Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

     Accounting for Investments

      In the past, we have invested in equity instruments of privately-held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations and the equity method when ownership is greater than 20% or we have the ability to exercise significant influence.

      We periodically reviewed our investments for instances where fair value is less than cost and the decline in value is determined to be other than temporary. Such evaluation is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

      If the decline in value was judged to be other than temporary, the basis of the security is written down to fair value and the resulting loss was charged to operations. In evaluating the fair value of our equity investments our policy includes, but is not limited to, reviewing each of the entities cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities is inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded. In 2001, we wrote down all of our remaining cost and equity investments. We have no intention of making similar investments of a material amount in the future.

     Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

      We test goodwill and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of goodwill, identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	a significant decline in actual and projected advertising and software license revenue;

•	a significant decline in the market value of our common stock;

•	a significant decline in performance of certain acquired companies relative to their original projection;

•	a significant difference between our net book value and our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	a loss of key customer relationships coupled with the renegotiation of existing arrangements;

•	a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

•	a significant decrease in the market value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.

      When we determine that the carrying value of goodwill, other intangible assets and other long lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the fourth quarter of 2001 and 2002, we recognized an impairment of our long-lived assets.

      We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results.

      In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

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

     Legal Contingencies

      We are currently involved in certain legal proceedings, as discussed in “Part I — Item 3 Legal Proceedings.” Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

      We have only a limited operating history and our business model has been modified over the past two years. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to respond to highly competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute our marketing plans, continue to upgrade our technologies, develop new distribution channels, and improve our operational and financial systems. Although our revenue grew significantly in recent periods, we have been unable to sustain this growth and have had to reduce our expense structure. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We may never achieve net income, and, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth in “Part I — Item 1. Business — Risk Factors.”

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Consolidated Statement of Operations Data:
Revenue(2)	$233,455	$265,436	$181,322
Related party revenue	31,158	38,346	—

Total revenue	264,613	303,782	181,322
Cost of revenue(2)	78,304	113,490	61,222

Gross profit	186,309	190,292	120,100
Operating expenses:
Sales and marketing(2)	164,629	242,174	160,122
Product and website development(2)	30,279	35,722	15,554
General and administrative(2)	84,813	174,363	59,610
Amortization of goodwill and intangible assets(1)	37,165	199,291	42,868
In-process research and development	—	—	4,048
Acquisition and restructuring charges	12,087	50,260	—
Impairment of long-lived assets	7,335	925,094	—
Litigation settlement	23,000	—	—

Total operating expenses	359,308	1,626,904	282,202

Loss from operations	(172,999)	(1,436,612)	(162,102)
Interest income, net	2,620	10,490	23,031
Other expense, net	(5,682)	(44,281)	(6,982)

Loss from continuing operations	(176,061)	(1,470,403)	(146,053)
Gain on disposition of discontinued operations	11,790	—	—
Income from discontinued operations	846	4,814	—

Net loss	$(163,425)	$(1,465,589)	$(146,053)

(1)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$1,501	$2,456	$6,233
Cost of revenue	134	383	607
Sales and marketing	63,848	71,188	45,148
Product and website development	127	361	572
General and administrative	1,297	6,237	3,095

	$66,907	$80,625	$55,655

	2002	2001	2000

As a Percentage of Revenue:
Revenue	88%	87%	100%
Related party revenue	12	13	—

Total revenue	100	100	100
Cost of revenue	30	37	34

Gross profit	70	63	66
Operating expenses:
Sales and marketing	62	80	88
Product and website development	11	12	9
General and administrative	32	57	33
Amortization of goodwill and intangible assets	14	66	24
In-process research and development	—	—	2
Acquisition and restructuring charges	5	17	—
Impairment of long-lived assets	3	305	—
Litigation settlement	9	—	—

Total operating expenses	136	537	156

Loss from operations	(66)	(474)	(90)
Interest income, net	1	3	13
Other expense, net	(2)	(15)	(4)

Loss from continuing operations	(67)	(486)	(81)
Gain on disposition of discontinued operations	4	—	—
Income from discontinued operations	—	2	—

Net Loss	(63)%	(484)%	(81)%

For the Years Ended December 31, 2002 and 2001

Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $39.2 million, or 13%, to $264.6 million for the year ended December 31, 2002 from revenue of $303.8 million for the year ended December 31, 2001. The primary reasons for the decline in revenue were a decrease in Online Advertising of $22.2 million, a reduction in subscription renewals of $10.4 million in the Media Services segment, a decrease in revenue in the Software and Services segment of $5.8 million, and a reduction in Offline Advertising of $800,000. Of these amounts, related party revenues decreased $7.2 million to $31.2 million for the year ended December 31, 2002, $3.4 million in the Media Services segment and $3.8 million in the Software and Services segment.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately $35.2 million, or 31%, to $78.3 million for the year ended December 31, 2002 from $113.5 million for the year ended December 31, 2001. The decrease was primarily due to decreases in personnel related costs of $20.1 million, production and fulfillment costs of $1.6 million, hosting and imaging costs of $8.4 million, and other direct costs of $6.4 million. Personnel and other direct costs decreased as we expected primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Hosting and imaging costs decreased due to a change in the method of selling and supporting virtual tours. The decrease was partially offset by an increase in royalties and fees of $1.3 million primarily due to a change in methodology in the calculation of certain royalties from a percentage of revenue to a fixed fee arrangement.

      Gross margin percentage for the year ended December 31, 2002 was 70%, 7% higher than the gross margin percentage of 63% for the year ended December 31, 2001. The increase in gross margin percentage was primarily due to the implementation of our restructuring plans.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $77.6 million, or 32%, to $164.6 million for the year ended December 31, 2002 from $242.2 million for the year ended December 31, 2001. Of these amounts, stock-based charges decreased by $7.3 million for the year ended December 31, 2002 due to the expiration of previous stock-based transactions during the first part of 2002. The remaining decrease was primarily due to decreases in personnel related costs of $21.9 million, marketing costs of $38.5 million and other overhead costs of $9.9 million. Personnel and other overhead costs decreased as we expected primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand and a general reduction in marketing expenses in 2002 related to all other brands.

      Product and Website Development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $5.4 million, or 15%, to $30.3 million for the year ended December 31, 2002 from $35.7 million for the year ended December 31, 2001. The decrease was primarily due to decreases in personnel related costs of $6.8 million and other overhead costs of $1.4 million offset by the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million. These decreases were as we expected and primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002 partially offset by increases in costs relating to inclusion of a full year of activity for the acquisitions of the Move.com Group, assets from iPIX and Homestore Plans and Publications businesses.

      General and Administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $89.6 million, or 51%, to $84.8 million for the year ended December 31, 2002 from $174.4 million for the year ended December 31, 2001. Stock-based charges decreased by $4.9 million for the year ended December 31, 2002. The remaining decrease was primarily due to decreases in personnel related costs of $13.4 million, rent expense of $4.4 million, bad debt expense of $30.3 million, and other overhead costs of $36.6 million. The decreases in personnel related costs and other overhead were as we expected and due to the implementation of restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. Rent expense decreased as a direct result of the closing of certain offices in conjunction with these restructuring plans. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies in 2002. These overall decreases in costs were partially offset by increases in costs relating to inclusion for the full year of activity of the acquisitions of the Move.com Group, assets from iPIX and the Homestore Plans and Publications business in the first and second quarters of 2001.

      Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets was $37.2 million for the year ended December 31, 2002 compared to $199.3 million for the year ended December 31, 2001. The decrease in amortization was due to the adoption of SFAS No. 142 in the first quarter of 2002, which requires that we no longer amortize goodwill as well as a reduction in intangible assets from our impairment charge under SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of,” in the quarter ended December 31, 2001.

      Litigation Settlement. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million. We have included the cost of the settlement in our results of operations for the year ended December 31, 2002.

      Impairment of Long-lived Assets. In the fourth quarter of 2001, we identified a number of events and circumstances that indicated a potential impairment of our long-lived assets, consisting primarily of goodwill and identified intangible assets totaling approximately $1.1 billion and $139.5 million, respectively. The culmination of these events and changes in circumstances in the fourth quarter resulted in significant operational and financial restructuring efforts which began in 2001 and continued into 2002. Accordingly, we performed an assessment of the goodwill, identified intangible assets and other long-lived assets pursuant to the provisions of SFAS, No. 121, and Accounting Principles Board, or APB, Opinion No. 17, “Intangible Assets.” This assessment indicated that the carrying value of our long-lived assets may not be recoverable, therefore asset impairment tests were performed at the lowest level for which separately identifiable cash flows existed. The impairment analysis resulted in a charge of $925.1 million in the fourth quarter of 2001, comprised of impairments of $659.1 million to goodwill, $94.6 million to identified intangible assets, $36.4 million to property and equipment and $135.0 million primarily related to prepaid distribution expenses.

      In January 2002, we adopted SFAS No. 142 and as a result, have ceased to amortize goodwill. In lieu of amortization, we are required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We evaluated the impact of our adoption of SFAS No. 142 in the first quarter of 2002 and determined that no impairment charge was required upon the adoption of the standard. During the fourth quarter of 2002, we performed an update of our evaluation due to specific events and changes in the operations of our business including the sustained decline in the value of our stock, revision of our annual operating plan and a decision to sell our Hessel businesses prompted by a loss of a significant customer. Our impairment test compared the fair value of the reporting units with the carrying value of their assets. Fair value was determined in accordance with the provisions of SFAS No. 142 using present value techniques similar to those we use internally for evaluating acquisitions and comparisons to market values. These valuation techniques, performed in consultation with third party valuation professionals, involved projections of cash flows which were discounted based on our weighted average cost of capital. In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. The impairment analysis resulted in a charge of $7.3 million in the fourth quarter of 2002, comprised of impairments of $3.8 million to identified intangible assets relating to our acquisition of WyldFyre, $1.9 million to property and equipment relating to the shut down of the Hessel businesses and $1.6 million to other assets.

      Acquisition and Restructuring Charges. Acquisition and restructuring charges were $12.1 million for the year ended December 31, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, our Board of Directors approved a restructuring plan and we took a charge of $2.3 million relating to this plan. In the third quarter of 2002, our Board of Directors approved an additional restructuring and integration plan and we took a charge of $3.6 million relating to this plan. We also revised the estimates on the first quarter 2002 and the fourth quarter 2001 restructuring plans and took an additional charge of $6.2 million to properly reflect our current expectations. The primary factor in this change in estimate was the decline in demand for office space in San Francisco where we have a large facility available for sublease.

      Acquisition and restructuring charges were $50.3 million for the year ended December 31, 2001 including $6.5 million related to the acquisition of the Move.com Group, $8.2 million related to the dissolution of one of our subsidiaries and $35.8 million relating to our fourth quarter 2001 restructuring plan. Included in these charges were severance, facilities shut-down costs and other dissolution costs.

      In the third quarter of 2002, our Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      In connection with the third quarter 2002 restructuring and integration plan, we recorded a charge of $3.6 million in the third quarter of 2002, which was included in acquisition and restructuring charges in the consolidated statement of operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of December 31, 2002, all of the planned 190 employees have been terminated and a total of 31 have not yet been paid severance.

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(1,190)	(253)	(1,443)

Restructuring accrual at December 31, 2002	$400	$1,780	$2,180

      In connection with the first quarter 2002 restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which is included in acquisition and restructuring charges in the consolidated statement of operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the third quarter of 2002, we evaluated our original estimates and concluded we must increase our reserve for lease obligations by $1.6 million and reduce our estimates for employee termination pay by $242,000.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of December 31, 2002, eight of the planned 270 employees have not yet been paid severance.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,585	—	1,343

Restructuring accrual at December 31, 2002	$26	$1,707	$—	$1,733

      In connection with our fourth quarter 2001 restructuring and integration plan, we recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges in the consolidated statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us. Our estimate with respect to sublease income relates primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we could sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, recent declines in the demand for office space in the San Francisco market have led us to conclude these estimates must be revised. Because we believe it will take at least one year longer than originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge during 2002 and reduced estimates for employee termination pay by $396,000 and our contractual obligations by $798,000. As of December 31, 2002, four of the planned 700 employees have not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(2,274)	(5,480)	—	(3,631)	(11,385)
Change in estimates	(396)	6,027	—	(798)	4,833
Non-cash charges	—	488	—	—	488
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at December 31, 2002	$27	$13,680	$—	$1,163	$14,870

      With the exception of payments associated with office lease commitments, substantially all of the remaining restructuring liabilities at December 31, 2002 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

      During the second quarter of 2001, we incurred a charge of $8.2 million related to the dissolution of one of our subsidiaries and included these costs in the acquisition and restructuring charges line item in the Statement of Operations. Included in these charges were severance and other payroll-related expenses of $1.1 million associated with the reduction in workforce of approximately 70 employees, facilities shutdown costs of $1.2 million and other dissolution costs of approximately $485,000. In addition, we entered into a release agreement and made a one-time settlement payment of $5.4 million to minority shareholders. At December 31, 2001, all costs had been paid with no liabilities remaining.

      In connection with our acquisition of the Move.com Group, we reviewed our operations and implemented a plan to restructure various components of its operations. As part of the restructuring, we accrued an acquisition liability of approximately $13.4 million, related to estimated costs to exit and consolidate certain operating activities of the Move.com Group, as well as costs to terminate and relocate employees. These amounts were recognized as liabilities assumed in a purchase business combination and thus accounted for as additional purchase price. At December 31, 2001, the purchase price allocation related to the Move.com Group was finalized.

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

      Stock-based Charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,

	2002	2001

Revenue	$1,501	$2,456
Cost of revenue	134	383
Sales and marketing	63,848	71,188
Product and website development	127	361
General and administrative	1,297	6,237

	$66,907	$80,625

      Stock-based charges decreased by $13.7 million to $66.9 million for the year ended December 31, 2002 from $80.6 million for the year ended December 31, 2001. The decrease was primarily due to the expiration of previous stock-based deals and the accelerated vesting of stock options for a terminated employee in the period ended December 31, 2001. Stock-based charges for the years ended December 31, 2002 and December 31, 2001 consist of $37.2 million and $37.2 million, respectively, of amortization related to AOL, and $17.9 million and $27.4 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

  Interest Income, Net

      Interest income, net decreased $7.9 million to $2.6 million for the year ended December 31, 2002 from $10.5 million for the year ended December 31, 2001 as a result of reduced cash balances and a general decline in market interest rates.

  Other Expense, Net

      Other expense, net of $5.7 million for the year ended December 31, 2002 consists primarily of the accretion of the AOL distribution obligation of $14.8 million and other miscellaneous expense of $1.6 million, partially offset by $10.8 million of income from an amendment of an existing agreement in the quarter ended March 31, 2002. During the year ended December 31, 2001, we recorded a write-down of investments of $30.7 million. Also included in other expense for the year ended December 31, 2001 is the accretion of the AOL distribution obligation of $14.8 million.

  Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. and recognized a gain of $11.8 million during the years ended December 31, 2002. In accordance with SFAS No. 144, our consolidated financial statements reflect this as discontinued operations. The results of operations of the ConsumerInfo division included operating income of $846,000 and $4.8 million for the years ended December 31, 2002 and 2001, respectively.

  Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2002 and December 31, 2001. As of December 31, 2002, we had $569.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

     Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, we hired a new management team and changed the way that we manage and evaluate our businesses. As a result of this change, management now evaluates performance and allocates resources based on four segments, consisting of Media Services, Software and Services, Online Advertising and Offline Advertising and excludes discontinued operations. Due to this change, we have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions. Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31,

	2002	2001

Revenue:
Media Services	$141,485	$151,920
Software and Services	46,804	52,560
Online Advertising	19,021	41,234
Offline Advertising	57,303	58,068

Total revenue	264,613	303,782

Cost of revenue and operating expenses:
Media Services	117,086	206,737
Software and Services	53,506	54,667
Online Advertising	20,556	55,766
Offline Advertising	57,110	50,887
Unallocated	189,354	1,372,337

Total cost of revenue and operating expenses	437,612	1,740,394

Loss from operations	$(172,999)	$(1,436,612)

     Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related products and services.

      Media Services revenue decreased approximately $10.4 million, or 7%, to $141.5 million for the year ended December 31, 2002, compared to $151.9 million for the year ended December 31, 2001. The decrease was primarily due to the expiration of bulk subscription purchases made in 2001 by a related party and a major franchise, the reduction in services purchased by a strategic partner and discontinuing the publication of unprofitable regional magazines. The loss of the bulk subscription purchases were partially offset by direct sales to the real estate professionals. These decreases were also partially offset by higher subscription revenues and increases in revenue from our Featured Home and Virtual Tour products. Media Services revenue represented approximately 53% of total revenue for the year ended December 31, 2002 compared to 50% of the total revenue for the year ended December 31, 2001.

      Media Services expenses decreased $89.7 million, or 43%, to $117.1 million for the year ended December 31, 2002 from $206.7 million for the year ended December 31, 2001. The decrease was primarily due to decreases in personnel related costs of $52.3 million, hosting, imaging and fulfillment costs of $10.0 million, marketing costs of $11.3 million and other overhead costs of $20.8 million. Personnel related costs decreased as expected primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in hosting, imaging and fulfillment costs were due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel in 2002, higher costs on products sold in 2001 to a strategic partner, and a settlement made with a related party in December of 2001. The decrease in marketing costs was due to a general reduction of all marketing related activities across all channels, the shut-down of our iMove business, the shutdown of certain of our international operations and the shift in our virtual tour strategy. These decreases were offset by an increase in royalties and fees of $2.9 million primarily due to a change in methodology in the calculation of certain royalties from a percentage of revenue to a fixed fee basis.

      Media Services operating income increased primarily as a result of our restructuring efforts. Our cost reduction efforts took this segment from an operating loss of $54.8 million for the year ended December 31, 2001 to operating income of $24.4 million for the year ended December 31, 2002.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee and required the purchase of a templated website. In the future, we plan to offer these services under a traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. The success of our new pricing strategy will depend upon acceptance by our customers. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes, which will no longer require the purchase of a templated website, will occur in the first half of 2003. It is expected that as the changes are implemented, and as more of our online advertising is purchased by real estate professionals, the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003.

      We are also continuing our organizational changes and these efforts may require additional investment, and may have a short-term negative impact on operating results.

     Software and Services

      Our Software and Services segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue decreased $5.8 million, or 11%, to $46.8 million for the year ended December 31, 2002, compared to $52.6 million for the year ended December 31, 2001. The decrease was primarily due to a one-time bulk sale to a related party in fiscal 2001 that was not repeated in fiscal 2002. WyldFyre’s revenues were stronger in fiscal 2002 due to increased software license revenue, however this was offset by a decrease in The Hessel Group business driven by a slow down in corporate relocation services. Software and Services revenue represented approximately 18% of total revenue for the year ended December 31, 2002 compared to 17% of total revenue for the year ended December 31, 2001.

      Software and Services expenses decreased $1.2 million, or 2%, to $53.5 million for the year ended December 31, 2002 from $54.7 million for the year ended December 31, 2001 primarily due to the termination of the marketing and development of a new software product that had begun in fiscal 2000 and reductions in costs at The Hessel Group as the operations were reduced in line with the declining revenue. The decreases were partially offset by $2.8 million in capitalized software costs written off due to an abandoned product, $1.0 million in increased maintenance and support costs associated with a new product that was launched in the latter part of fiscal 2001, and a $1.2 million accrual for lease termination, severance, and other charges associated with the decision to shutdown The Hessel Group operations.

      Software and Services generated an operating loss of $6.7 million for the year ended December 31, 2002 compared to an operating loss of $2.1 million for the year ended December 31, 2001 primarily due to the decline in revenue outlined above. We introduced a new on-line version of Top Producer’s leading product in the second half of 2002. As sales shift from the desktop product with a one-time license fee to an online product with a monthly subscription fee, we may experience a temporary decline in revenue until the number of online subscriptions increases to offset the reduction in desktop software sales. We will also experience a decline in 2003 as we have substantially completed a custom development project at Top Producer in 2002.

  Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased approximately $22.2 million, or 54%, to $19.0 million for the year ended December 31, 2002, compared to $41.2 million for the year ended December 31, 2001. The decrease was due to a decision to restructure this segment in early 2002 coupled with a reduction in revenue share from AOL of $6.8 million and the expiration of large sponsorship contracts that did not renew totaling $19.0 million. This decrease was partially offset by an increase in the sale of new online advertising contracts totaling $4.5 million. Online Advertising revenue represented approximately 7% of total revenue for the year ended December 31, 2002 compared to 14% of total revenue for the year ended December 31, 2001.

      Online Advertising expenses decreased approximately $35.2 million, or 63%, to $20.6 million for the year ended December 31, 2002, compared to $55.8 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in marketing costs of $19.3 million, bad debt expense of $11.5 million and personnel related costs and other overhead of $4.5 million. The decrease in marketing costs was the result of the elimination of all marketing expenses related to the promotion of the Homestore brand and a general reduction in marketing programs in 2002. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies. The decrease in personnel related costs and other overhead was as expected and resulted from our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002.

      Online Advertising operating loss decreased approximately 89% as a result of the changes discussed above. These factors reduced the operating loss of $14.5 million for the year ended December 31, 2001 to an operating loss of $1.5 million for the year ended December 31, 2002. We have reduced the cost structure and are continuing our efforts to seek new revenue opportunities. As discussed in the Media Services segment, it is expected that the Online Advertising segment will combine with Media Services as one segment in the first quarter of 2003 as more real estate professionals purchase our available online advertising.

     Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Offline Advertising revenue decreased $765,000, or 1%, to $57.3 million for the year ended December 31, 2002, compared to $58.1 million for the year ended December 31, 2001. The decrease was primarily due to the fact that spending by both customer channels of this segment, local merchants and consumers, was negatively affected by the general downturn in economic conditions. This decrease was partially offset by a full twelve months of operations for Welcome Wagon, which was acquired in February 2001 as part of the Move.com Group, and for Homestore Plans and Publications, which was acquired in May 2001. Offline Advertising revenue represented approximately 22% of total revenue for the year ended December 31, 2002 compared to 19% of total revenue for the year ended December 31, 2001.

      Offline Advertising expenses increased $6.2 million, or 12%, to $57.1 million for the year ended December 31, 2002 compared to expenses of $50.9 million for the year ended December 31, 2001. The increase was primarily due to the full year impact of the Welcome Wagon and Homestore Plans and Publications businesses.

      Offline Advertising operating income decreased to $193,000 for the year ended December 31, 2002 from operating income of $7.2 million for the year ended December 31, 2001 as a direct result of the decline in profitability in the first half of 2002 at Welcome Wagon. Welcome Wagon implemented significant changes to its cost structure during the latter part of the year by reducing headcount and production costs; however, the impact was not enough to offset the revenue decline experienced during the first half of fiscal 2002.

     Unallocated

      Unallocated expenses decreased to $189.4 million for the year ended December 31, 2002 from $1.4 billion for the year ended December 31, 2001. The decrease was primarily due to decreases in amortization of goodwill and intangibles of $162.1 million, acquisitions and restructuring charges of $38.2 million, reduction of technology costs of $22.0 million, stock-based charges of $13.7 million and charges of $925.1 million relating to the impairment of long-lived assets in 2001 compared to $7.3 million for the year ended December 31, 2002. These decreases were offset by the $23.0 million litigation settlement with MemberWorks. In addition, personnel related and other overhead costs decreased during the year ended December 31, 2002 due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in amortization of goodwill and intangibles was due to the adoption of SFAS No. 142, which requires that we no longer amortize goodwill, as well as a reduction in intangible assets from our impairment charge under SFAS No. 121 that was recorded in 2001. We are continuing our efforts to reduce corporate overhead expenses but cannot provide assurances that they will be successful.

For the Years Ended December 31, 2001 and 2000

     Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, but excluding related party revenue, increased approximately $84.1 million, or 46%, to $265.4 million for the year ended December 31, 2001 from revenue of $181.3 million for the year ended December 31, 2000. The increase was primarily due to increased revenue from professional subscriptions and various acquisitions, partially offset by a decline in advertising revenue. Related party revenue of $38.3 million for the year ended December 31, 2001 is the result of sales to RETT and Cendant related to a series of commercial arrangements entered into in the first quarter of 2001 for the sale of various professional subscription products. There were no related party revenue transactions for the year ended December 31, 2000.

     Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, increased approximately $52.3 million, or 85%, to $113.5 million for the year ended December 31, 2001 from cost of revenue of $61.2 million for the year ended December 31, 2000. The increase was primarily due to our overall increased sales volume as well as increases in personnel related costs of $26.9 million, production and fulfillment costs of $1.5 million, hosting and imaging costs of $8.1 million, and other direct costs of $20.0 million offset by a decrease in royalty expense of $4.2 million. Also contributing to the increase in cost of revenue were our acquisitions of the Move.com Group, iPIX and The Hessel Group which had little or no impact on expense in 2000 as they were acquired in late 2000 or early 2001.

      Gross margin percentage for the year ended December 31, 2001 was 63%, slightly below the gross margin of 66% for the year ended December 31, 2000. The decrease in gross margin percentage was primarily due to a decrease in advertising revenue which historically have higher gross margins.

     Operating Expenses

      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, increased approximately $82.1 million, or 51%, to $242.2 million for the year ended December 31, 2001 from $160.1 million for the year ended December 31, 2000. The increase was primarily due to an increase in stock-based charges, personnel related costs of $38.5 million, marketing costs of $7.7 million, and other overhead costs of $9.8 million. Stock-based charges, included in sales and marketing, increased by $26.0 million to $71.2 million for the year ended December 31, 2001 from $45.1 million for the year ended December 31, 2000 primarily due to amortization of stock-based charges relating to our distribution agreement with AOL. In April 2000, in connection with that distribution agreement, we recorded prepaid distribution in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The $185.9 million stock-based charge was being expensed ratably to sales and marketing over the five-year term of the agreement, resulting in an expense of approximately $37.2 million for the year ended December 31, 2001. Also contributing to the increase in sales and marketing expenses were our acquisitions, primarily the acquisitions of the Move.com Group and iPIX.

      Product and Website Development. Product and website development expenses, including non-cash stock-based charges, increased approximately $20.2 million, or 130%, to $35.7 million for the year ended December 31, 2001 from $15.6 million for the year ended December 31, 2000. The increase was primarily due to increased costs associated with the expansion of our websites, as well as our development of professional productivity tools. Also contributing to the increase in product and website development expenses were our acquisitions of Top Producer, WyldFyre and CFT which all had a full year of operations in 2001 contributing to an increase in personnel related costs of $18.0 million and other overhead costs of $2.2 million.

      General and Administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $114.8 million, or 193%, to $174.4 million for the year ended December 31, 2001 from $59.6 million for the year ended December 31, 2000. Stock-based charges increased by $3.1 million for the year ended December 31, 2001. The remaining increase was primarily due to an increase in personnel related costs of $25.4 million, rent expense of $6.3 million, bad debt expense of $31.8 million, and other overhead of $48.1 million much of which was impacted by our internal investigation launched in the fourth quarter of 2001, including the restatement of previously reported results and the costs of that investigation. Facility costs increased primarily due to our new corporate and central service offices. Also contributing to the increase in general and administrative expenses were the impact of our acquisitions many of which had a full year of operations in 2001, or no corresponding costs in 2000.

      Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets was $199.3 million for the year ended December 31, 2001 compared to amortization of $42.9 million for the year ended December 31, 2000. The increase in amortization was primarily due to our acquisitions of the Move.com Group, iPIX, Top Producer, HomeWrite and Hessel.

      In-process Research and Development. During 2000, our acquisitions of WyldFyre and Top Producer resulted in write-offs of in-process research and development, or IPR&D, of $4.0 million. The fair value of the IPR&D for each of the acquisitions was determined using the income approach. There were no IPR&D charges in 2002.

      Impairment of Long-lived Assets. In the fourth quarter of 2001, we identified a number of events and circumstances that indicated a potential impairment of our long-lived assets, consisting primarily of goodwill and identified intangible assets totaling approximately $1.1 billion and $139.5 million, respectively. Accordingly, we performed an assessment of the goodwill, identified intangible assets and other long-lived assets pursuant to the provisions of SFAS No. 121, and APB 17, “Intangible Assets.” This assessment indicated that the carrying value of our long-lived assets may not be recoverable, therefore asset impairment tests were performed at the lowest level for which separately identifiable cash flows exist. The impairment analysis resulted in a charge of $925.1 million in the fourth quarter of 2001, comprised of impairments of $659.1 million to goodwill, $94.6 million to identified intangible assets, $36.4 million to property and equipment and $135.0 million primarily related to prepaid distribution expenses. There were no impairment charges in 2000.

      Acquisition and Restructuring Charges. Acquisition and restructuring charges increased by $50.3 million for the year ended December 31, 2001 compared to no charges in 2000. This was primarily due to our restructuring efforts starting in the fourth quarter of 2001 as described above.

      Stock-based Charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,

	2001	2000

Revenue	$2,456	$6,233
Cost of revenue	383	607
Sales and marketing	71,188	45,148
Product and website development	361	572
General and administrative	6,237	3,095

	$80,625	$55,655

      Stock-based charges increased by $25.0 million or 45%, to $80.6 million for the year ended December 31, 2001 from $55.6 million for the year ended December 31, 2000. This increase was primarily due to a full year of amortization relating to our AOL distribution agreement. Stock-based charges for the years ended December 31, 2001 and 2000 consist of $37.2 million and $9.8 million, respectively, of amortization related to AOL, and $27.4 million and $36.8 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

     Interest Income, Net

      Interest income, net decreased to $10.5 million in 2001 from interest income, net of $23.0 million in 2000. The decrease was primarily due to interest income earned on lower average cash balances as a result of cash used in acquisitions and operations in 2001 and lower market interest rates on deposits and investments.

     Other Expense, Net

      Other expense, net increased to $44.3 million for the year ended December 31, 2001 from other expense, net of $7.0 million for the year ended December 31, 2000. The increase primarily related to a $30.7 million impairment of our portfolio of cost and equity investments to reflect their net realizable values based on our review of the companies’ financial conditions, cash flow projections and operating performance. Also contributing to the increase was accretion relating to our AOL distribution agreement. In connection with the AOL distribution agreement, we recorded a non-current distribution obligation in the amount of $185.9 million, which represented the fair market value of the approximately 3.9 million shares issued to AOL and the fair market value of the guaranteed stock price, which was determined using the Black-Scholes option pricing model. The difference between the fair market value of the guaranteed stock price and the distribution obligation recorded in April 2000 is being expensed ratably to other expense over the five-year term of the agreement, resulting in an expense of approximately $14.8 million and $3.9 million for the years ended December 31, 2001 and 2000, respectively.

     Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. and recognized a gain of $11.8 million in 2002. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements reflect this as discontinued operations. The results of operations of the ConsumerInfo division included operating income of $4.8 million for the year ended December 31, 2001. The ConsumerInfo division was acquired during the third quarter of 2001.

     Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2001 and 2000.

     Segment Information

      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31,

	2001	2000

Revenue:
Media Services	$151,920	$88,219
Software and Services	52,560	24,105
Online Advertising	41,234	68,998
Offline Advertising	58,068	—

Total revenue	303,782	181,322

Cost of revenue and operating expenses:
Media Services	206,737	124,446
Software and Services	54,667	21,638
Online Advertising	55,766	22,346
Offline Advertising	50,887	—
Unallocated	1,372,337	174,994

Total cost of revenue and operating expenses	1,740,394	343,424

Loss from operations	$(1,436,612)	$(162,102)

     Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related products and services.

      Media Services revenue increased $63.7 million, or 72%, to $151.9 million for the year ended December 31, 2001, compared to $88.2 million for the year ended December 31, 2000. The increase in Media Services revenue was primarily due to the acquisition of our virtual tours business in January of 2001, bulk subscription purchases by a related party in February 2001 for $27.2 million, the launch of our Featured Home 2.0 product in mid-year 2001 and the acquisition of RentNet in 2001 as part of the Move.com Group. Media Services revenue represented approximately 50% of total revenue for the year ended December 31, 2001 compared to 49% of total revenue for the year ended December 31, 2000.

      Media Services expenses increased $82.3 million, or 66%, to $206.7 million for the year ended December 31, 2001 from $124.4 million for the year ended December 31, 2000. The increase was primarily due to increases in personnel costs of $43.5 million, hosting, imaging, and fulfillment costs of $7.5 million, marketing costs of $7.9 million, and other overhead costs of $32.3 million. These increases were offset by a decrease in royalties and fees of $8.8 million. The increase in personnel related costs is directly related to the acquisition of our virtual tours and RentNet businesses and an overall increase in headcount. The increase in hosting, imaging, and fulfillment costs was primarily due to the acquisition of our virtual tours business in January 2001 and an increase in costs associated with the expansion of our international operations. The increase in marketing costs was primarily due to increased marketing activities including conventions and trade shows, the launch of our iMove business in 2001, the purchase of the virtual tours business and an increase in international activities. The decrease in royalties was primarily due to a change in methodology in the calculation of certain royalties from a percentage of revenue to a fixed fee basis. The increase in other overhead costs was primarily due to the purchase of our virtual tours business, the acquisition of RentNet, an increase in our international activities and an overall increase in headcount as our operations were expanded.

      Media Services generated an operating loss of $54.8 million for the year ended December 31, 2001 compared to an operating loss of $36.2 million for the year ended December 31, 2000 as a result of the factors outlined above.

     Software and Services

      Our Software and Services segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and The Hessel Group businesses.

      Software and Services revenue increased $28.5 million, or 118%, to $52.6 million for the year ended December 31, 2001, compared to $24.1 million for the year ended December 31, 2000 as a direct result of a full twelve months of operations for Top Producer, which was acquired in May 2000; WyldFyre, which was acquired in March 2000; Computers for Tracts, which was acquired in January 2001; and Hessel, which was acquired in September 2000. Top Producer had increased revenue in fiscal 2001 from a related party for a custom development project and a one-time bulk sale of Top Presenter software to the same related party. Software and Services revenue represented approximately 17% of total revenue for the year ended December 31, 2001 compared to 13% of total revenue for the year ended December 31, 2000.

      Software and Services expenses increased to $54.7 million for the year ended December 31, 2001 from $21.6 million for the year ended December 31, 2000. The increase was primarily due to the full year impact of the acquisitions discussed above as well as increased personnel related costs due to anticipated growth in the business.

      Software and Services operating income decreased primarily as a result of the increase in expenses outlined above, which took this segment from operating income of $2.5 million for the year ended December 31, 2000 to an operating loss of $2.1 million for the year ended December 31, 2001.

     Online Advertising

      Our Online Advertising segment is comprised of online advertisements on various content areas of our websites. Our advertising offerings include online ads, text-based links and rich media.

      Online Advertising revenue decreased $27.8 million, or 40%, to $41.2 million for the year ended December 31, 2001, compared to $69.0 million for the year ended December 31, 2000. The decrease was primarily due to contracts that did not renew in 2001 totaling $41.5 million. This decrease was partially offset by an increase in revenue share from AOL of $6.3 million, an increase in the sale of impression based advertising units and new contracts totaling $7.3 million. Online advertising revenue represented approximately 14% of total revenue for the year ended December 31, 2001 compared to 38% of total revenue for the year ended December 31, 2000.

      Online Advertising expenses increased $33.4 million, or 150%, to $55.8 million for the year ended December 31, 2001 from $22.3 million for the year ended December 31, 2000. The increase was primarily due to an increase in marketing costs of $15.2 million and an increase in overhead of $18.0 million. The increase in marketing costs was due to an increase in spending on online marketing contracts for the purchase of content, our distribution agreement with AOL that began in the third quarter of 2000 and new distribution contracts starting in 2001. These increases in marketing costs were offset by a decrease of $2.4 million due to commissions paid in 2000 under a re-sellers agreement that was not renewed in 2001. The increase in overhead was primarily the result of an increase in bad debt expense of $12.9 million, an increase in depreciation of $2.1 million, and an increase in personnel related costs.

      Online Advertising operating income decreased as a result of the decline in revenue and the increased operating expenses taking this segment from operating income of $46.7 million for the year ended December 31, 2000 down to an operating loss of $14.5 million for the year ended December 31, 2001.

     Offline Advertising

      Our Offline Advertising segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses. These businesses were acquired during 2001 and generated operating income of $7.2 million. Our revenues in this segment were $58.1 million in 2001, representing 19% of total revenue for the year.

     Unallocated

      Unallocated expenses increased $1.2 billion to $1.372 billion for the year ended December 31, 2001 from $175.0 million for the year ended December 31, 2000. The increase was primarily due to the $925.1 million impairment of long-lived assets charge in 2001, an increase in amortization of goodwill and intangibles of $156.4 million, acquisitions and restructuring charges of $50.3 million, and an increase in stock-based charges of $25.0 million. These increases were offset by a decrease in costs of $4.0 million relating to the write-off of in-process research and development in connection with companies acquired in 2000. The remaining increase was due to our overall growth and expansion and the associated infrastructure expenses.

     Liquidity and Capital Resources

      Net cash used in continuing operating activities of $97.0 million for the year ended December 31, 2002 was attributable to the net loss from continuing operations of $176.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of the AOL distribution obligation, impairment of long-lived assets, provision for doubtful accounts, and stock-based charges, aggregating to $153.7 million. Net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $74.6 million, principally relating to payments of accounts payable and accrued expense balances and by recognition of deferred revenue. The use of cash to reduce accounts payable and accrued expenses in the year ended December 31, 2002 was due, in part, to payments of accrued restructuring expenses in the amount of $14.5 million as well as payment of other one-time accrued charges from year end of $11.0 million for investigation costs. The allowance for doubtful accounts (included in accounts receivable, net) as a percentage of gross accounts receivable was 29% and 43% at December 31, 2002 and 2001, respectively. This improvement in the allowance is a result of a closer alignment between our sales force compensation and our credit and collections policies in our Welcome Wagon and our Homestore Apartments & Rentals businesses. Net cash used in operating activities of $57.6 million for the year ended December 31, 2001 was attributable to the net loss of $1.5 billion, offset by non-cash expenses including depreciation, amortization of goodwill and intangible assets, impairment of long-lived assets, accretion of the AOL distribution obligation, provision for doubtful accounts, stock-based charges, acquisition and restructuring charges and non-cash items related to the write-down of a portion of our portfolio of cost investments, aggregating to $1.3 billion. The impact of net cash used in operating activities was reduced by favorable variances in operating assets and liabilities of approximately $93.0 million, principally relating to increases in accounts payable balances and deferred revenue. Net cash used in operating activities was $51.3 million for the year ended December 31, 2000. Net cash used in operating activities was the result of the net operating loss totaling $146.1 million, offset by non-cash expenses including depreciation, amortization of goodwill and intangible assets and stock-based charges, aggregating to $115.5 million. Adding to the cash used in operations were the changes in operating assets and liabilities, net of acquisitions, of $20.8 million.

      Net cash provided by investing activities of $13.4 million for the year ended December 31, 2002 was primarily attributable to maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $2.3 million offset by capital expenditures of $3.3 million. Net cash used in investing activities of $57.8 million for the year ended December 31, 2001 was attributable to purchases of short-term investments of $86.2 million offset by maturities of short-term investments of $147.3 million, capital expenditures of $61.5 million and cash paid for acquisitions of $57.1 million including acquisition-related costs. Net cash used in investing activities of $189.2 million for the year ended December 31, 2000 was attributable to the purchase of cost and equity investments of $32.5 million, purchases of short-term investments of $219.9 million offset by maturities of short-term investments of $146.3 million, capital expenditures of $41.1 million and cash paid for acquisitions of $42.0 million including acquisition-related costs.

      Net cash provided by financing activities of $3.8 million for the year ended December 31, 2002 was primarily attributable to the proceeds from the repayment of stockholders’ notes of $3.5 million, from the exercise of stock options, warrants and share issuances under the employee stock purchase plan of $800,000, and a decrease in our restricted cash balance of $243,000. The cash provided was offset by $521,000 relating to a payment of cash in lieu of stock related to the acquisition of Top Producer. Net cash provided by financing activities of $59.0 million for the year ended December 31, 2001 was primarily attributable to the proceeds from the exercise of stock options, warrants and share issuances under our employee stock purchase plan of $56.5 million, proceeds from the payment of stockholders’ notes of $2.9 million, deposits of $4.9 million allocated as restricted cash balances offset by the issuance of notes receivable of $4.8 million. Net cash provided by financing activities of $317.7 million for the year ended December 31, 2000 was attributable to our follow-on public offering of common stock of $428.9 million, proceeds from exercise of stock options, warrants and share issuances under our employee stock purchase plan of $23.4 million, subsidiary equity transactions of $10.9 million, offset by the repayment of notes payable of $38.6 million, the transfer of $103.4 million to restricted cash, and issuance of notes receivable of $6.0 million. In January 2000, we completed our follow-on public offering in which we sold 4,073,139 shares of our common stock at a price of $110 per share, raising approximately $428.9 million, after deducting underwriting discounts, commissions and offering expenses.

      On April 2, 2002, we closed the sale of the ConsumerInfo division to Experian for $130.0 million in cash. This sale provided net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow. However, on March 26, 2002, MemberWorks obtained a court order requiring us to set aside $58.0 million of the purchase price against a potential claim MemberWorks had against us. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million from the constructive trust, and the remaining $35.0 million plus accrued interest was transferred to us, resulting in net proceeds to us of $94.1 million.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of December 31, 2002, we had an accumulated deficit of $1.9 billion and cash and cash equivalents of $80.5 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise reporting system. Total commitments as of December 31, 2002 associated with the project were $4.5 million. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. We believe that our existing cash and cash equivalents, and any cash generated from operations, coupled with the effect of our previously announced cost reduction efforts, will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months.

      We may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. On November 4, 2002, we filed an application with NASDAQ to transfer our common stock to The NASDAQ SmallCap Market because our common stock failed to maintain a minimum bid price of $1.00 per share as required by the applicable NASDAQ Marketplace Rule. We began trading on The NASDAQ SmallCap Market on November 18, 2002 under the current symbol “HOMS.” The NASDAQ SmallCap Market is viewed by some investors as a less desirable and less liquid marketplace than The NASDAQ National Market. We must satisfy the NASDAQ SmallCap Market’s minimum listing maintenance requirements to maintain our listing on The NASDAQ SmallCap Market. The listing maintenance requirements set forth in NASDAQ’s Marketplace Rules include a series of financial tests relating to stockholders’ equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. On March 11, 2003, NASDAQ notified us of our non-compliance with such minimum closing bid price requirements. We now have to demonstrate in the succeeding 180 days a closing bid price of at least $1.00 per share for a period of ten consecutive business days to regain compliance. If we are unable to achieve a $1.00 per share bid price prior to the expiration of this period, we may be eligible for an additional 180-day extension of the bid price exception, provided that we demonstrate stockholders’ equity of at least $5.0 million, a market capitalization of at least $50.0 million or net income of at least $750,000 from continuing operations for the year ended 2003. We must also demonstrate compliance with all requirements for continued listing on The NASDAQ SmallCap Market. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in “Part I — Item 3. Legal Proceedings.”

      We lease our facilities and certain equipment under operating lease agreements that expire at various dates through 2008. The following presents our future lease payments under these agreements, net of actual sublease arrangements and exclusive of estimated sublease income utilized in the 2001 and 2002 restructuring provisions (in thousands):

Operating
Year Ended December 31,	Leases

2003	$12,788
2004	10,447
2005	10,144
2006	9,887
2007 and thereafter	5,921

Total	$49,187

      Of the amounts above, $17.2 million has already been accrued in restructuring accruals and is reflected in accrued expenses and other non-current liabilities at December 31, 2002.

      Additionally, under our operating agreement with NAR, we have an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. We also have an operating agreement with the International Consortium of Real Estate Associations under which we agreed to operate the consortium’s web site and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. The following presents our future minimum commitments under those agreements (in thousands):

Operating
Year Ending December 31,	Agreement

2003	$2,000
2004	2,200
2005	2,400
2006	1,500
2007	1,500

Total	$9,600

      We were operating under a previous agreement with AOL that was terminated in January 2003. In conjunction with the termination, a new agreement was entered into. The old agreement called for the payment of $90.0 million that was included in restricted cash at December 31, 2002 as well as a termination fee of $7.5 million. The new agreement requires certain quarterly payments. The payments to be made over the next two years including the restricted cash, termination and quarterly fees is as follows (in thousands):

Operating
Year Ending December 31,	Agreement

2003	$112,500
2004	7,500

Total	$120,000

      Commitments for the years ending 2006 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

      In March 2000, we issued 1,085,271 shares of our common stock with an estimated fair value of approximately $70.0 million to Budget Group, Inc., or Budget, in connection with entering into a ten-year strategic alliance agreement that allows us to participate in online and offline Budget marketing activities. In this agreement, we provided a guarantee that the price of the shares issued to Budget would be $64.50 per share during a certain future period. This agreement was amended in October 2001. Under the amendment, we issued approximately 4.8 million additional shares of common stock in exchange for the cancellation and full settlement of the $64.50 stock price guarantee. In addition, the amendment extended the term of the agreement by one year. Sales and marketing expense was being amortized over the additional year of the agreement and certain amounts capitalized in connection with this agreement were impaired in the fourth quarter of 2001. We terminated this agreement with Budget in the fourth quarter of 2002.

      In April 2000, we entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, we paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of our common stock. In the agreement, we guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares we issued, would be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applied to shares that continued to be held by AOL at the end of each respective guarantee period. At December 31, 2002, we had recorded a total of $219.5 million of distribution obligation. The distribution obligation represented the fair market value of approximately 3.9 million shares of our common stock issued upon entering the agreement and the guarantee of the stock. The difference between the total guaranteed amount and the liability recorded was being recorded as other expense over the term of the agreement. In connection with the guarantee, we established a $90.0 million letter of credit and were required to pledge an amount equal to the outstanding portion of the letter of credit. As of December 31, 2002, the cash pledged was classified as restricted cash on the balance sheet. This letter of credit could have been drawn against by AOL in the event that our 30-day average closing price is less than $65.64 on July 31, 2003. The aggregate amount of cash payments we would have been required to make in performing under this agreement was limited to $90.0 million. Any additional obligation to AOL could have been paid in cash or our common stock at our discretion. If the amount we were required to pay AOL at July 31, 2003 exceeded $90.0 million, the distribution agreement with AOL would expire.

      In October 2001, we filed a demand for arbitration with AOL relating to the distribution agreement. Our complaint claimed that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for us and to deliver guaranteed Homestore impressions to AOL users. We also claimed that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. We also claimed that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for us. In the arbitration, we sought a declaration that AOL breached the distribution agreement; that we may terminate or rescind the contract and receive damages and other appropriate relief; that we may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement; and that we would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and we submitted our proposed findings of fact and conclusions of law to the arbitration panel in September 2002.

      On January 9, 2003, we entered into a new marketing agreement with AOL that terminated our obligation under the old agreement and settled the arbitration. As part of the new marketing agreement, which continues through June 2004, we have the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of our professional content. AOL will offer increased promotion and more prominent integration of our content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. We will pay AOL $7.5 million in cash to terminate the previous agreement and also will allow AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our balance sheet. Termination of the previous agreement also eliminates our responsibility to provide AOL with an additional “make-whole” payment in July 2003 which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of our common stock issued to AOL under the previous agreement also have been removed. Over the term of the new agreement, we will make quarterly cash payments of $3.75 million, in six equal installments beginning January, 2003 and ending April, 2004.

Recent Accounting Developments

      In June 2001 the FASB, issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces APB Opinion No. 16, “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested upon implementation of the standard, annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

      We adopted SFAS No. 142 in January 2002, accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 have been reclassified to goodwill. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment in the first quarter of 2002 and determined that there is no impairment as a result of the adoption of this standard.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have no asset retirement obligations and therefore believe there will be no impact upon adoption of SFAS No. 143.

      In January 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was issued in October 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 in the first quarter of 2002 did not have an impact on our financial position, results of operations or cash flows, except for the classification of the disposition of the ConsumerInfo division as a discontinued operation included elsewhere in this Form 10-K.

      In February 2002, the EITF issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We adopted this consensus early and the effect on the years ended December 31, 2001 and 2000 was to reduce previously reported revenue and expense by $4.7 million and $7.2 million, respectively, with no effect on net loss or net loss per share.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 would require severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. This statement is not expected to have a material impact on us.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of and requires prominent disclosure about the effects on reported net income of a company’s accounting policy decisions with respect to stock-based employee compensation. In addition, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We do not intend on adopting the fair value method of accounting for stock-based compensation of SFAS 123 and accordingly SFAS 148 is not expected to have a material impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management is currently evaluating the impact of recognizing such liabilities on the Company’s consolidated financial position and results of operations. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In January 2003, the Emerging Issues Task Force issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with Opinion 20 and Statement 3, with early application of this consensus permitted. We are currently evaluating the impact this consensus will have on its financial statements.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Homestore, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Homestore, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Century City, California

March 25, 2003

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,463	$38,272
Restricted cash	90,000	—
Short-term investments	—	14,190
Marketable equity securities	—	2,432
Accounts receivable, net of allowance for doubtful accounts of $10,698 and $24,225 at December 31, 2002 and 2001, respectively	25,945	31,906
Current portion of prepaid distribution expense	21,863	48,793
Other current assets	12,739	43,743

Total current assets	231,010	179,336
Prepaid distribution expense, net of current portion	13,150	35,007
Property and equipment, net	25,933	44,759
Goodwill, net	23,258	107,769
Intangible assets, net	72,771	143,002
Restricted cash	—	98,519
Other assets	13,086	6,645

Total assets	$379,208	$615,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,419	$14,667
Accrued expenses	59,732	102,371
Accrued distribution obligation	211,973	—
Deferred revenue	29,625	62,988
Deferred revenue from related parties	7,024	31,198

Total current liabilities	311,773	211,224
Distribution obligation, net of current portion	7,500	204,660
Deferred revenue from related parties	6,510	5,772
Other non-current liabilities	14,695	10,125

	340,478	431,781

Commitments and contingencies (Note 21)

Convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 124,319 and 123,416 shares issued at December 31, 2002 and December 31, 2001, respectively, and 117,839 and 117,509 shares outstanding at December 31, 2002 and December 31, 2001, respectively	118	117
Additional paid-in capital	1,990,755	1,987,405
Treasury stock, at cost; 6,480 and 5,907 shares at December 31, 2002 and December 31, 2001, respectively	(18,567)	(18,062)
Notes receivable from stockholders	(106)	(3,569)
Deferred stock-based charges	(2,246)	(11,692)
Accumulated other comprehensive loss	(424)	(3,568)
Accumulated deficit	(1,930,800)	(1,767,375)

Total stockholders’ equity	38,730	183,256

Total liabilities and stockholders’ equity	$379,208	$615,037

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenue (including non-cash equity charges, see note 2)	$233,455	$265,436	$181,322
Related party revenue	31,158	38,346	—

Total revenue	264,613	303,782	181,322
Cost of revenue (including non-cash equity charges, see note 2)	78,304	113,490	61,222

Gross profit	186,309	190,292	120,100
Operating expenses:
Sales and marketing (including non-cash equity charges, see note 2)	164,629	242,174	160,122
Product and website development (including non-cash equity charges, see note 2)	30,279	35,722	15,554
General and administrative (including non-cash equity charges, see note 2)	84,813	174,363	59,610
Amortization of goodwill and intangible assets	37,165	199,291	42,868
In-process research and development	—	—	4,048
Acquisition and restructuring charges	12,087	50,260	—
Impairment of long-lived assets	7,335	925,094	—
Litigation settlement	23,000	—	—

Total operating expenses	359,308	1,626,904	282,202

Loss from operations	(172,999)	(1,436,612)	(162,102)
Interest income, net	2,620	10,490	23,031
Other expense, net	(5,682)	(44,281)	(6,982)

Loss from continuing operations	(176,061)	(1,470,403)	(146,053)
Gain on disposition of discontinued operations	11,790	—	—
Income from discontinued operations	846	4,814	—

Net loss	$(163,425)	$(1,465,589)	$(146,053)

Basic and diluted net loss per share applicable to common stockholders Continuing operations	$(1.49)	$(13.69)	$(1.83)
Discontinued operations	$.11	$.04	$—

Net loss	$(1.39)	$(13.64)	$(1.83)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	117,900	107,433	79,758

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-In	Treasury
	Shares	Amount	Shares	Amount	Capital	Stock

	(in thousands)
Balance at December 31, 1999	—	—	70,189	$70	$413,244	$(13,676)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—
Unrealized loss on marketable security	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	1,942	2	11,512	—
Issuance of common stock for acquisitions	—	—	613	1	51,275	—
Other issuances of common stock	—	—	4,992	5	70,837	—
Repayment from stockholders	—	—	—	—	—	—
Repurchase of common stock	—	—	(471)	—	—	(2,880)
Deferred stock- based charges	—	—	—	—	31,520	—
Stock-based charges	—	—	—	—	—	—
Issuance of common stock in public offering	—	—	4,073	4	428,899	—
Effect of subsidiary equity transactions	—	—	—	—	8,337	—
Exercise of warrants	—	—	1,423	1	11,799	—

Balance at December 31, 2000	—	—	82,761	83	1,027,423	(16,556)

Comprehensive loss:
Net loss	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	4,427	4	56,250	—
Issuance of common stock for acquisitions	—	—	25,200	25	887,484	—
Issuance of common stock in settlement of stock price guarantee	—	—	4,805	5	(5)	—
Issuance of common stock in connection with a marketing agreement	—	—	600	—	7,434	—
Repayment from stockholders	—	—	—	—	—	—
Repurchase of common stock	—	—	(374)	—	—	(1,506)
Deferred stock- based charges	—	—	—	—	2,954	—
Stock-based charges	—	—	—	—	5,600	—
Exercise of warrants	—	—	90	—	248	—
Reclassification to prepaid distribution expense and other assets (see note 2)	—	—	—	—	17	—

Balance at December 31, 2001	—	—	117,509	$117	$1,987,405	$(18,062)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated
	Receivable	Deferred	Other		Total
	From	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Stockholders	Charges	Income (loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 1999	$(13,350)	$(38,947)	$3,865	$(155,733)	$195,473
Comprehensive income (loss):
Net loss	—	—	—	(146,053)	(146,053)
Unrealized loss on marketable security	—	—	(4,022)	—	(4,022)
Foreign currency translation	—	—	134	—	134

Comprehensive loss	—	—	(3,888)	—	(149,941)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	—	—	11,514
Issuance of common stock for acquisitions	—	—	—	—	51,276
Other issuances of common stock	—	(70,798)	—	—	44
Repayment from stockholders	2,532	—	—	—	2,532
Repurchase of common stock	2,880	—	—	—	—
Deferred stock- based charges	—	(31,520)	—	—	—
Stock-based charges	—	43,541	—	—	43,541
Issuance of common stock in public offering	—	—	—	—	428,903
Effect of subsidiary equity transactions	—	—	—	—	8,337
Exercise of warrants	—	—	—	—	11,800

Balance at December 31, 2000	(7,938)	(97,724)	(23)	(301,786)	603,479

Comprehensive loss:
Net loss	—	—	—	(1,465,589)	(1,465,589)
Unrealized loss on marketable securities	—	—	(3,118)	—	(3,118)
Foreign currency translation	—	—	(427)	—	(427)

Comprehensive loss	—	—	(3,545)	—	(1,469,134)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	—	—	56,254
Issuance of common stock for acquisitions	—	(18,454)	—	—	869,055
Issuance of common stock in settlement of stock price guarantee	—	—	—	—	—
Issuance of common stock in connection with a marketing agreement	—	(7,434)	—	—	—
Repayment from stockholders	2,863	—	—	—	2,863
Repurchase of common stock	1,506	—	—	—	—
Deferred stock- based charges	—	(2,954)	—	—	—
Stock-based charges	—	39,216	—	—	44,816
Exercise of warrants	—	—	—	—	248
Reclassification to prepaid distribution expense and other assets (see note 2)	—	75,658	—	—	75,675

Balance at December 31, 2001	$(3,569)	$(11,692)	$(3,568)	$(1,767,375)	$183,256

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-In	Treasury
	Shares	Amount	Shares	Amount	Capital	Stock

	(in thousands)
Balance at December 31, 2001	—	$—	117,509	$117	$1,987,405	$(18,062)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—
Realized loss on marketable securities	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	707	1	895	—
Settlement of stock issuance obligation	—	—	—	—	(521)	—
Issuance of common stock	—	—	117	—	141	(57)
Repayment from stockholders	—	—	—	—	—	—
Repurchase of common stock	—	—	(127)	—	—	(169)
Reversal of stock- based charges related to dispositions	—	—	—	—	(2,124)	—
Stock-based charges	—	—	—	—	4,959	—
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(279)

Balance at December 31, 2002.	—	$—	117,839	$118	$1,990,755	$(18,567)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated
	Receivable	Deferred	Other		Total
	From	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Stockholders	Charges	Income (loss)	Deficit	Equity

	(in thousands)
Balance at December 31, 2001	$(3,569)	$(11,692)	$(3,568)	$(1,767,375)	$183,256
Comprehensive income (loss):
Net loss	—	—	—	(163,425)	(163,425)
Realized loss on marketable securities	—	—	3,292	—	3,292
Foreign currency translation	—	—	(148)	—	(148)

Comprehensive loss	—	—	3,144	—	(160,281)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	(90)	—	—	806
Settlement of stock issuance obligation	—	—	—	—	(521)
Issuance of common stock	—	—	—	—	84
Repayment from stockholders	3,463	—	—	—	3,463
Repurchase of common stock	—	—	—	—	(169)
Reversal of stock- based charges related to dispositions	—	1,502	—	—	(622)
Stock-based charges	—	8,034	—	—	12,993
Shares returned from escrow relating to discontinued operations	—	—	—	—	(279)

Balance at December 31, 2002.	$(106)	$(2,246)	$(424)	$(1,930,800)	$38,730

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(176,061)	$(1,470,403)	$(146,053)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	14,397	24,900	5,754
Amortization of goodwill and intangible assets	37,165	199,291	42,868
Accretion of distribution obligation	14,812	14,812	3,909
Impairment of long-lived assets	7,335	925,094	—
Provision for doubtful accounts	5,115	29,990	3,468
Stock-based charges	66,907	80,625	55,655
In-process research and development	—	—	4,048
Write-down of investments	—	30,744	3,400
Acquisition and restructuring charges	—	12,553	—
Realized loss on sale of marketable securities	3,168	—	—
Write-off of capitalized software	2,849	—	—
Other non-cash items	1,938	1,751	(3,565)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(1,240)	(11,502)	(19,065)
Prepaid distribution expense	10,869	(445)	(18,204)
Other assets	4,782	12,498	(14,308)
Accounts payable and accrued expenses	(54,938)	66,567	18,889
Deferred revenue	(10,679)	(8,418)	11,918
Deferred revenue from related parties	(23,436)	34,331	—

Net cash used in continuing operating activities	(97,017)	(57,612)	(51,286)

Cash flows from investing activities:
Purchases of property and equipment	(3,289)	(61,502)	(41,132)
Purchases of cost and equity investments	—	—	(32,527)
Purchases of short-term investments	—	(86,176)	(219,862)
Maturities of short-term investments	14,394	147,284	146,320
Proceeds from sales of marketable securities	2,250	—	—
Acquisitions, net of cash acquired	—	(57,100)	(42,037)
Other assets	—	(326)	—

Net cash provided by (used in) investing activities	13,355	(57,820)	(189,238)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	3,463	2,862	2,532
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	800	56,501	23,358
Net proceeds from issuance of common and preferred stock	—	—	428,903
Repurchases of common stock	(169)	—	—
Transfer from (to) restricted cash	243	4,890	(103,409)
Repayment of notes payable	—	(482)	(38,575)
Issuance of notes receivable	—	(4,777)	(6,034)
Settlement of stock issuance obligation	(521)	—	—
Subsidiary equity transactions	—	—	10,943

Net cash provided by financing activities	3,816	58,994	317,718

Net cash provided by (used in) continuing activities	(79,846)	(56,438)	77,194
Net cash provided by (used in) discontinued operations	122,037	(72,866)	—

Change in cash and cash equivalents	42,191	(129,304)	77,194
Cash and cash equivalents, beginning of period	38,272	167,576	90,382

Cash and cash equivalents, end of period	$80,463	$38,272	$167,576

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

      Homestore, Inc., (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on the websites and number of property listings. The Company provides a wide variety of information and tools for consumers, and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives substantially all of its revenue from its North American operations.

      To provide consumers with real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), hundreds of Multiple Listing Services (“MLSs”), the Manufactured Housing Institute (“MHI”), and leading real estate franchisors, including the six largest franchises, brokers, builders, and apartment owners. Under an agreement with NAR, the Company operates NAR’s official website, REALTOR.com®. Under an agreement with NAHB, the Company operates its new home listing website, HomeBuilder.com. Under agreements with NAR, NAHB, and MHI, the Company receives preferential promotion in their marketing activities.

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of December 31, 2002, the Company had an accumulated deficit of $1.9 billion and cash and cash equivalents of $80.5 million. The Company has no material financial commitments other than those under operating lease agreements and distribution and marketing agreements discussed further herein. The Company believes that its existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by the litigation. (See Note 21).

2.  Summary of Significant Accounting Policies

      Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the parent company and all of its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

      In connection with the sale of stock by one of the Company’s subsidiaries in 2000, the Company recorded the change in its proportionate share of the subsidiary’s equity as an equity transaction in consolidation, resulting in an increase of $8.3 million to additional paid-in capital.

      Use of Estimates — The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Cash and Cash Equivalents, Short and Long-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company invests its excess cash in money-market funds, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.

      The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the year ended December 31, 2002, a realized loss of $3.2 million was recognized on the sale of marketable equity securities. For the years ended December 31, 2001 and 2000, realized gains and losses were insignificant.

      Restricted Cash — Restricted cash consists of cash equivalents pledged as collateral for outstanding letters of credit (see Note 22).

      Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short and long term investments, marketable equity securities and accounts and notes receivable. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts and notes receivable.

      During the years ended December 31, 2002 and 2001, revenue from related party arrangements with Cendant Corporation and Real Estate Technology Trust (“RETT”) accounted for approximately 12% and 13%, respectively, of the Company’s revenue (see Note 12). During the year ended December 31, 2000, the Company did not receive revenue from related party arrangements and no customer accounted for more than 10% of the Company’s revenue. At December 31, 2002 and 2001, a major customer accounted for 24% and 14% of net accounts receivable, respectively.

      Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

      Prepaid Distribution — The Company has entered into various web portal distribution and preferred alliance agreements, which have been amortized ratably over the term of the agreements, generally two to five years. As of December 31, 2002, total prepaid distribution primarily consists of prepaid distribution costs related to AOL of $30.5 million. These costs will be amortized over the next 18 months, the term of the new agreement (see Note 22).

      Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software and equipment and three to five years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

      Product and Website Development Costs — Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company’s websites are generally expensed as incurred, except for certain

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company had $2.9 million and $6.1 million of capitalized software costs and $940,000 and zero of accumulated amortization included in computer software and equipment at December 31, 2002 and 2001, respectively. During 2002, the Company wrote off capitalized software of approximately $2.8 million.

      Identified Intangibles and Goodwill — Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships coupled with renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

      If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Goodwill has been recorded in connection with the Company’s various acquisitions. The Company accounts for its acquired goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Upon adoption, this statement eliminates systematic annual amortization of goodwill and requires the Company to evaluate the carrying value goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Prior to January 1, 2002, the date when the Company adopted this statement, the Company was amortizing acquired goodwill on a straight-line basis over the estimated period of benefit ranging from four to five years, except for goodwill recognized in connection with business combinations completed after June 30, 2001, which was never amortized (see Note 6).

      In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of the total company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

      During the year ended December 31, 2002 and 2001, the Company recorded an impairment charge of $7.3 million and $925.1 million, respectively (see Note 5). No impairment charges were recorded for the year ended December 31, 2000.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Range of
Type	Lives

Customer, merchant lists and relationships	2-5
Exclusive electronic listing and rights agreement	9
NAR operating agreement	15
Online traffic	3
Porting relationships	5
Purchased content	5
Purchased technology	3-5
Tradename, trademarks, brand name	5-15
Other	2-15

      Other Investments — The Company has invested in equity instruments of privately-held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations and the equity method when ownership is greater than 20% or the Company has the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company’s policy was to regularly review and monitor the companies’ operating performance, cash flow forecasts and other available information in determining whether an other-than-temporary decline in value exists. Indications of an other-than-temporary decline would include the failure to meet operating budgets and cash flow forecasts, inability to raise additional rounds of financing at or above the carrying value of the investment and changes in strategic direction or the underlying business model. If the decline in value was judged to be other-than-temporary, the basis of the security was written down to fair value and the resulting loss was charged to operations in the period in which the decline was identified and determined to be other-than-temporary. In evaluating the fair value of investments, the Company’s policy included, but was not limited to, reviewing each of the entities’ cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends.

      During the years ended December 31, 2001 and 2000, the Company recorded charges of $30.7 million and $3.4 million, respectively, related to declines in the value of its portfolio of investments determined to be other-than-temporary which reduced its carrying cost of all investments to zero at December 31, 2001. These charges are included in other expense, net in the consolidated statement of operations.

      Revenue Recognition — The Company derives its revenue primarily from three sources (i) subscription revenue, which includes monthly and annual fees from licensed real estate professionals to promote their product offerings on the Company’s websites or to utilize its proprietary software, (ii) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and website hosting revenue, and (iii) advertising revenue for running online advertising and sponsorships on the Company’s websites or offline advertising placed in its publications. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      The Company generates recurring revenue from several sources, including the sale of subscriptions to be included on its websites, from maintenance and support on its software products and from its hosted solutions. Recurring revenue is typically based on one-year renewable contracts and is recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is billed monthly over a contract term of typically one year.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Software revenue — The Company generally licenses its software products in three ways: (i) on a one-year term basis; (ii) on a perpetual basis; and (iii) on a monthly subscription. The Company’s hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. In general, the Company recognizes revenue related to its various services and products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. The Company recognizes license revenue upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”), of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of the Company’s proprietary and third-party licensed products. The Company recognizes revenue for these services as they are performed, as they are principally contracted for on a time and material basis. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold in annual subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract.

      Maintenance revenue is recognized ratably over the contract term. The Company’s training and consulting services are billed based on hourly rates and it generally recognizes revenue as these services are performed. Payments for maintenance services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement will require the Company to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, the Company recognizes the entire fee using the percentage of completion method. The Company estimates the percentage of completion based on an estimate of total costs incurred to date as a percentage of total costs to complete the project, and the Company monitors its progress against plan to insure the Company’s estimates are materially accurate. The Company recognizes losses on projects with estimated aggregate losses in the periods in which such losses are reasonably expected. For projects in which the Company is unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed.

      Advertising Revenue — The Company sells online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) affiliate revenue share agreements. The impressions based agreements range from spot purchases to 12 month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. The affiliate revenue is recognized in the period in which the affiliate partner provides the services. The Company measures performance related to advertising obligations on a monthly basis prior to the

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recording of revenue. Offline advertising revenue is recognized when the publications in which the advertising is displayed are shipped.

      The Company records and measures the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” The Company recognizes revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. The Company did not enter into any advertising barter transactions during 2002. There was no revenue from these types of transactions during the year ended December 31, 2002. During the years ended December 31, 2001 and 2000, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue.

      The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Advertising Expense — Advertising costs are expensed as incurred and totaled $4.8 million, $31.4 million and $18.1 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      Stock-Based Charges — The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant.

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2002, 2001 and 2000, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows (in thousands, except per share amounts):

	2002	2001	2000

Net loss applicable to common stockholders:
As reported	$(163,425)	$(1,465,589)	$(146,053)
Stock-based compensation	(29,798)	(92,965)	(42,471)

Pro forma	$(193,223)	$(1,558,554)	$(188,524)

Net loss per share-basic and diluted:
As reported	$(1.39)	$(13.64)	$(1.83)
Pro forma	$(1.64)	$(14.51)	$(2.36)

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Year Ended December 31

	2002	2001	2000

Risk-free interest rates	4%	5%	6%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	147%	115%	100%

      The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.” In November 2001, the EITF reached a consensus in EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” that an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be displayed as contra-equity by the grantor of the equity instruments. In adopting this consensus in the fourth quarter of 2001, the Company reclassified $75.7 million in previously classified contra-equity to prepaid distribution expense and other assets on the accompanying balance sheet, with no effect on net loss or net loss per share. This reclassification related to various marketing and content that were acquired by the Company through the issuance of fully vested, nonforfeitable equity instruments (see Notes 15 and 16). At December 31, 2001, a portion of these amounts was subject to impairment (see Note 5).

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenue	$1,501	$2,456	$6,233
Cost of revenue	134	383	607
Sales and marketing	63,848	71,188	45,148
Product and website development	127	361	572
General and administrative	1,297	6,237	3,095

	$66,907	$80,625	$55,655

      Stock-based charges for the years ended December 31, 2002, 2001 and 2000 consists of $37.2 million, $37.2 million, and $9.8 million, respectively, of amortization related to the AOL distribution agreement, and $17.9 million, $27.4 million and $36.8 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

      Income Taxes — Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

      Net Loss Per Share — Net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

      Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short-term investments and marketable equity securities.

      Segments — The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are presented consistently with the way that the Company’s management organizes and evaluates financial information for making internal operating decisions and assessing performance. Certain prior year segment information has been reclassified to conform to the current year presentation (see Note 13).

      Recent Accounting Developments — In June 2001, the “FASB” issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively. SFAS No. 141 replaces APB Opinion No. 16, “Business Combinations.” It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill was tested upon implementation of the standard, and will continue to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

      The Company adopted SFAS No. 142 in January 2002, accordingly amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 has ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 have been reclassified to goodwill. In connection with the adoption of SFAS No. 142, the Company performed a transitional goodwill impairment assessment in the first quarter of 2002 and determined that there was no impairment as a result of the adoption of this standard.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not have asset retirement obligations and therefore believes there will be no impact upon adoption of SFAS No. 143.

      In January 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was issued in October 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 in the first quarter of 2002 did not have an impact on the Company’s financial position, results of operations or cash flows, except for the classification of the disposition of the ConsumerInfo division as a discontinued operation (see Note 3).

      In 2001, the Company early adopted EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which was issued in February 2002. This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. Upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company adopted this consensus and the effect on the years ended December 31, 2001 and 2000 was to reduce revenue and expense by $4.7 million and $7.2 million, respectively, with no effect on net loss or net loss per share.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 would require severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. This statement is not expected to have a material impact on the Company.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of and requires prominent disclosure about the effects on reported net income of a company’s accounting policy decisions with respect to stock-based employee compensation. In addition, this statement amends APB No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the fair value method of accounting for stock-based compensation of SFAS No. 123 and accordingly SFAS No. 148 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management is currently evaluating the impact of recognizing such liabilities on the Company’s consolidated financial position and

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

results of operations. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 21).

      In January 2003, the Emerging Issues Task Force issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with Opinion 20 and Statement 3, with early application of this consensus permitted. The Company is currently evaluating the impact this consensus will have on its financial statements.

      Reclassifications — Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2002 presentation.

3.  Discontinued Operations

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division for $130.0 million in cash to Experian Holdings, Inc. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow. On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, Inc. (“iPlace”), the parent company of the ConsumerInfo division, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against the Company.

      On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest transferred to the Company resulting in net proceeds to the Company of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace. The Company has included the cost of the settlement in its results of operations for the year ended December 31, 2002.

      Pursuant to SFAS No. 144, the consolidated financial statements of the Company reflect the disposition of its ConsumerInfo division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division through December 31, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” The $11.8 million gain associated with the disposition of the ConsumerInfo division has been recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. As of December 31, 2002, cash subject to the escrow was $9.3 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the scheduled termination date if both the Company and the buyer agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the year ended December 31, 2002. Total revenue and loss from discontinued operations was $21.3 million and $4.8 million, respectively, for year ended December 31, 2001. The Company purchased ConsumerInfo in August 2001 as part of the acquisition of iPlace.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

Gross proceeds from sale	$130,000
Less:
Cash subject to escrow	10,000
Net assets of the ConsumerInfo division	106,321
Transaction costs	2,918
Cash and Homestore stock received from purchase of iPlace	(1,029)

Gain recognized on the sale	$11,790

      The cash and stock received from the purchase of iPlace relates to the settlement of the original escrow related to the Company’s purchase of iPlace.

4.  Acquisition Costs and Restructuring Charges

     Acquisition Costs

      In connection with the acquisition of Move.com Inc. and Welcome Wagon International, Inc. (collectively referred to as the “Move.com Group”) (see Note 6), the Company reviewed its operations and implemented a plan to restructure various components of the acquired operations. As part of the restructuring, the Company accrued an acquisition liability of approximately $13.4 million, related to estimated costs to exit and consolidate certain operating activities of the Move.com Group, as well as costs to terminate and relocate employees. These amounts were recognized as liabilities assumed in a purchase business combination and thus accounted for as additional purchase price. At December 31, 2001, the purchase price allocation related to the Move.com Group was finalized.

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

      Also related to the acquisition of the Move.com Group, the Company incurred acquisition and reorganization charges of $6.5 million that did not meet the criteria for capitalization as a component of purchase price. These charges were expensed as incurred, were included in acquisition and restructuring charges in 2001 in the Consolidated Statement of Operations and were comprised primarily of stay bonuses and severance payments of $3.6 million, and facilities shutdown costs of $1.9 million.

     Restructuring Charges

      During the second quarter of 2001, the Company incurred a charge of $8.2 million related to the dissolution of one of the Company’s subsidiaries which is included in the acquisition and restructuring charges line in the Consolidated Statement of Operations. Included in these charges were severance and other payroll-related expenses of $1.1 million associated with the reduction in workforce of approximately 70 employees, facilities shutdown costs of $1.2 million and other dissolution costs of approximately $485,000. In addition, the Company entered into a release agreement and made a one-time settlement payment of $5.4 million to minority shareholders. At December 31, 2001, all costs have been paid with no liabilities remaining.

      In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve the Company’s customers. The plan included the unwinding of the Company’s newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges on the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, recent declines in the demand for office space in the San Francisco market have led the Company to conclude these estimates must be revised. Because the Company believes it will take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge during 2002. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $798,000 in 2002. As of December 31, 2002, four of the planned 700 employees have not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(2,274)	(5,480)	—	(3,631)	(11,385)
Change in estimates	(396)	6,027	—	(798)	4,833
Non-cash charges	—	488	—	—	488
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at December 31, 2002	$27	$13,680	$—	$1,163	$14,870

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at December 31, 2002 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of December 31, 2002, eight of the planned 270 employees have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in the acquisition and restructuring charges line in the consolidated statement of operations. This charge consists of the employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at December 31, 2002	$26	$1,706	$—	$1,732

      Substantially all of the remaining restructuring liabilities at December 31, 2002, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

      In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of December 31, 2002, all of the planned 190 employees have been terminated and a total of 31 have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in the acquisition and restructuring charges line in the consolidated statement of operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(1,190)	(253)	(1,443)

Restructuring accrual at December 31, 2002	$400	$1,780	$2,180

      Substantially all of the remaining restructuring liabilities at December 31, 2002 will be paid in 2003.

5.  Impairment of Long-lived Assets

      In the fourth quarter of 2001, the Company identified a number of factors indicating a potential impairment of its long-lived assets, primarily related to goodwill and identifiable intangible assets associated with various business combinations completed over the past three years (see Note 6). Specific events and changes in circumstances indicating a potential impairment include the following: a significant decline in the fair market value of the Company’s common stock in the fourth quarter of 2001; the Company’s net book value was significantly different from the Company’s market value; the underperformance of certain acquisitions following their integration relative to original projections; lower projected operating results for fiscal 2002 and beyond compared to earlier forecasts based on a realignment of the Company’s business in the fourth quarter of 2001; significant turnover in key management positions in the fourth quarter of 2001; the loss of certain key customer relationships coupled with the renegotiation of certain existing arrangements; significant declines in actual and projected advertising and software license revenue; and a sustained decline in valuations for the Internet sector.

      The evaluation of these events and changes in circumstances indicated that the carrying value of the Company’s long-lived assets might not be recoverable. Accordingly, asset impairment tests were performed at the lowest level for which separately identifiable cash flows exist. The impairment tests were performed by comparing the expected undiscounted cash flows over the estimated useful lives of the related assets, plus a terminal value for future cash flows, to the carrying amount of goodwill, identifiable intangible assets and other long-lived assets initially recorded in connection with various business combinations. As a result of these comparisons, long-lived assets relating primarily to the Company’s acquisitions of the Move.com Group, , Homefair, SpringStreet, HomeWrite, Inc. (“HomeWrite”), WyldFyre Technologies, Inc. (“WyldFyre”), The Hessel Group (“Hessel”) and the purchase of assets and assumption of liabilities of Internet Pictures Corporation (“iPix”), and Homestyles Publishing and Marketing, Inc. (“Homestyles”) were determined to be impaired in 2001.

      The amount of impairment loss recognized was measured based on the amount by which the carrying amount of the asset exceeded the fair value of the asset. With the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 12.5% to 25%. The discount rate utilized was based upon the Company’s weighted average cost of capital adjusted for the risks associated with its operations. Cash flows were prepared primarily by business unit, which represented the lowest level of separately identifiable cash flows. Assumptions used in measuring impairment reflect management’s best estimates of future operating results and related cash flows, the most significant of which are summarized as follows: revenue assumptions were based primarily on factors including customer churn and growth rates, number of customers/subscribers, price increases, number of apartment listings, and number of impressions; operating expense assumptions were based primarily on a combination of expected percentage of revenue and estimated year over year growth; working capital

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

adjustments were based on estimated working capital needs to support growth in the business; and estimates of capital expenditures were based on management’s best estimates.

      The Company’s impairment analysis resulted in a charge of $925.1 million in the fourth quarter of 2001, comprised of impairments of $659.1 million to goodwill, $94.6 million to identified intangible assets, $36.4 million to property and equipment and $135.0 million primarily related to non-current prepaid distribution expense.

      During the fourth quarter of 2002, the Company decided to shut down Hessel and sell the remaining assets. Operating expenses for the fourth quarter of fiscal 2002 include $1.2 million in accrued expenses associated with the shutdown of these operations including lease termination fees, severance, and other related costs. During the first quarter of fiscal 2003, the Company entered into four separate agreements to sell substantially all of the assets of Hessel for a total of approximately $1.5 million in cash. The operations of Hessel were not material and thus have not been reclassified as discontinued operations.

      In the fourth quarter of 2002, specific events and changes in operations of the business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment including the Company revising the annual operating plan, the sustained decline of the value of the Company’s stock, and the Company making the decision to shutdown Hessel. Pursuant to SFAS No. 144, the Company performed an impairment analysis. With the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $7.3 million in the fourth quarter of 2002 comprised of impairments of $3.8 million of identified intangible assets relating to the Company’s acquisition of WyldFyre, $1.9 million of property and equipment relating to the pending sale and shut down of the Hessel businesses and $1.6 million of other assets.

6.  Acquisitions

      For all acquisitions except iPlace, goodwill, to the extent it has not been fully impaired, was amortized from the date of acquisition on a straight-line basis over the useful lives described below until December 31, 2001. On January 1, 2002 the Company adopted SFAS No. 142, which requires companies to cease goodwill amortization as of that date. Intangible assets continue to be amortized over their useful lives.

     WyldFyre

      In March 2000, the Company acquired WyldFyre, a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired in-process research and development (“IPR&D”) upon completion of the purchase price valuation by a third party. At December 31, 2002 and 2001, the Company had net goodwill of $975,000 and $850,000 and net intangible assets of zero and $5.8 million, respectively.

     Top Producer

      In May 2000, the Company acquired Top Producer Systems, Inc. (“Top Producer”), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash and 473,538 shares exchangeable into to the Company’s common stock with an estimated fair value of $12.1 million. The shares vest over a three-year period and are contingent upon the Top Producer’s chief

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

executive officer’s employment over a three-year period, and accordingly, the value of such shares was recorded in deferred stock-based charges. During the year ended December 31, 2002, the Company elected to pay cash of $521,000 instead of issuing the Company’s common stock. This payment was charged against additional paid-in capital. As part of the original purchase agreement, an additional amount of up to $14.8 million of contingent consideration (“earn-out”) could be paid if certain defined performance targets were met during the years ended December 31, 2000 through December 31, 2004. During 2002, the earn-out was re-negotiated with the former owners, several of whom are currently employed by the Company. The additional purchase price was fixed at $10.2 million resulting in an increase in goodwill and accrued expenses. The installment payment feature of the original agreement was retained. Payments made for the additional consideration may be made in either cash or stock at the option of the Company. The Company paid $3.1 million in cash in 2002 relating to this earn-out. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.8 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party. At December 31, 2002 and 2001, the Company had net goodwill of $11.7 million and $1.9 million and net intangible assets of $4.6 million and $7.0 million, respectively.

     The Hessel Group

      In September 2000, the Company acquired Hessel, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of Hessel’s option plan consisting of 135,421 options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $19.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of five years. At December 31, 2002 and 2001, the Company had net goodwill of $1.5 million. During the first quarter of 2003, the Company sold the assets of Hessel (see Notes 5 and 22).

     iPIX

      In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from iPIX, a leading provider of dynamic imaging services for the Internet, for $7.1 million in cash and a note in the amount of $2.3 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired and liabilities assumed of approximately $13.7 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets over five years. There was no value for goodwill and intangible assets at December 31, 2002 and 2001.

     Computers for Tracts

      In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. (“CFT”), a leading provider of sales force automation and warranty request management solutions, for approximately $4.5 million in cash and 162,850 shares of the Company’s common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

three to five years. At December 31, 2002 and 2001, the Company had net goodwill of $1.3 million and net intangible assets of $1.2 million and $347,000, respectively.

     HomeWrite

      In February 2001, the Company acquired all of the outstanding shares of HomeWrite, an application service provider for cataloging home warranty information, in exchange for 196,549 shares of the Company’s common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $11.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. There was no value for goodwill and intangible assets at December 31, 2002 and 2001.

     Homebid

      In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. (“Homebid”), an application service provider that allows real estate professionals to manage, offer and negotiate home sales over the Internet, for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired amounting to approximately $2.5 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. There was no value for goodwill and intangible assets at December 31, 2002 and 2001.

     Move.com Group

      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group, from Cendant Corporation (“Cendant”), valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares (see Notes 12 and 21). At December 31, 2002 and 2001, the Company had net goodwill of $4.4 million and $2.7 million, respectively, and net intangible assets of $50.2 million and $76.3 million, respectively.

     Homestyles

      In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles, a leading magazine publisher specializing in new home designs and project plans, for approximately $14.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $15.2 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. At December 31, 2002 and 2001, the Company had net goodwill of $2.6 million and intangible assets of $3.5 million and $4.4 million, respectively.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     iPlace

      In August 2001, the Company acquired all the outstanding shares of iPlace in exchange for approximately 3.5 million shares of the Company’s common stock valued at $80.3 million, $73.0 million in cash and the assumption of 1.1 million outstanding stock options with an estimated incremental fair value of $16.3 million.

      iPlace is a leading provider of online credit and neighborhood information to real estate professionals and consumers. The primary reasons for the acquisition was the expansion of the Company’s product offerings to the Company’s core real estate professionals and to market to consumers online credit information. Goodwill was generated in this purchase as a result of a growing, profitable business model with multiple bidders.

      The acquisition has been accounted for using the purchase method and the results of operations have been included in the consolidated financial statements since the date of acquisition. In accordance with SFAS No. 141, the Company did not amortize goodwill recognized in connection with this acquisition. The acquisition cost has been allocated to assets acquired based on their respective fair values and resulted in excess purchase consideration over the net tangible assets acquired of approximately $191.7 million. With the assistance of outside valuation specialists, the Company has allocated the excess purchase price to goodwill and other intangible assets, resulting in $153.8 million in goodwill and $37.9 million in intangible assets subject to amortization. Intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from three to seven years, with a weighted-average amortization period of 5.6 years, and include an allocation of $19.0 million to distribution network, $6.0 million to subscriber list, $4.7 million to existing technology, $3.2 million to customer contracts, $2.6 million to non-compete agreements and $2.4 million to trademark and trade names. At December 31, 2001, the Company had net goodwill and intangible assets of $96.4 million and $27.9 million, respectively. There were no goodwill or intangible assets at December 31, 2002 as the Company sold the ConsumerInfo division in the first quarter of 2002 (see Note 3).

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

      The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of 2001. This pro forma financial information excludes the acquisitions of iPlace, because of its classification as a discontinued operation, and all other companies

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

acquired in 2001 and 2000 since the pro forma effects of those transactions are immaterial for all periods presented (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

	(Unaudited)
Revenue	$338,052	$274,638
Net loss	(1,493,039)	(407,189)
Net loss per share applicable to common stockholders:
Basic and diluted	$(13.56)	$(4.03)
Weighted average shares	110,125	101,120

     In-process Research and Development

      During the year ended December 31, 2000, approximately $4.0 million of the purchase price from the acquisitions of WyldFyre and Top Producer was charged to acquired IPR&D based upon the purchase price valuation performed by a third party.

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

      To determine the value of IPR&D, the expected future cash flows, including costs to achieve technological feasibility, were discounted at a rate of 28%, taking into account risks associated with timely development and roll-out of the Company’s in-process products, as well as normal growth and profit margins. At the acquisition date, it was estimated that the seven projects under development ranged from 5% to 81% complete. At the time of the valuation, these projects were expected to be completed within twelve months.

7.     Short-term Investments and Marketable Equity Securities

      The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments and marketable equity securities at December 31, 2001 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate notes	$9,100	$—	$204	$8,896
Debt securities	5,271	23	—	5,294

Short-term investments	$14,371	$23	$204	$14,190

Marketable equity securities	$5,527	$—	$3,095	$2,432

      The contractual maturities of available-for-sale debt securities at December 31, 2001 were less than one year. Marketable equity securities consist of equity instruments of publicly-held companies at December 31, 2001. The Company did not hold marketable equity securities or short-term investments as of December 31, 2002.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Computer software and equipment	$24,952	$28,670
Furniture, fixtures and office equipment	4,170	6,213
Leasehold improvements	5,593	5,931
Machinery and equipment	1,066	1,766
Land and building	5,045	5,086

	40,826	47,666
Less: accumulated depreciation	(14,893)	(2,907)

	$25,933	$44,759

      Depreciation expense, excluding discontinued operations, for the years ended December 31, 2002, 2001 and 2000 was $14.4 million, $24.9 million and $5.8 million, respectively.

9.     Intangible Assets

      As described in Note 2, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the years ended December 31, 2002 and 2001, respectively, to its adjusted balance which excludes previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142 (amounts in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Reported net loss	$(163,425)	$(1,465,589)	$(146,053)
Add back: goodwill amortization (net of tax)	—	136,048	19,074

Adjusted net loss	(163,425)	(1,329,541)	(126,979)

Basic and diluted loss per share:
As reported	$(1.39)	$(13.64)	$(1.83)
Add back: goodwill amortization:	—	1.26	0.24

Adjusted net loss	$(1.39)	$(12.38)	$(1.59)

Weighted average shares outstanding	117,900	107,433	79,758

      The following changes in the net carrying amount of goodwill for the year ended December 31, 2002 have been made: reclassifications due to discontinued operations of $96.4 million, additional contingent purchase price of Top Producer of $9.3 million and reclassification of certain intangible assets to goodwill upon the

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

adoption of SFAS No. 142 of $2.7 million. Goodwill by segment, excluding discontinued operations, as of December 31, 2002 and 2001 is as follows (in thousands):

	As of December 31,

	2002	2001

Media services	$1,307	$649
Software and services	15,437	5,636
Online advertising	—	—
Offline advertising	6,514	5,096
Discontinued operations	—	96,388

Total	$23,258	$107,769

      Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	As of December 31,

	2002		2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$27,661	$19,231	$35,088	$8,782
Trade name, trademarks, websites and brand names	23,201	3,525	24,501	1,363
Online traffic	18,636	8,601	18,636	—
Purchased technology	11,690	6,139	17,662	5,853
Purchased content	15,604	5,900	15,604	—
Exclusive electronic listing and rights Agreement	13,220	1,442	13,220	—
Porting relationships	1,728	610	1,728	—
NAR® operating agreement	1,578	150	1,578	—
Other	7,811	2,760	34,834	3,851

Total	$121,129	$48,358	$162,851	$19,849

      At December 31, 2001, gross intangible assets and accumulated amortization of $29.4 million and $2.1 million, respectively, are reflected for the ConsumerInfo division, which was sold in 2002.

      Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2002, 2001 and 2000 was $37.2 million, $63.2 million and $23.8 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2003	$26,609
2004	15,448
2005	7,909
2006	3,849
2007	2,984

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10.     Other Current Assets

      Other current assets consist of the following (in thousands):

	December 31,

	2002	2001

Deferred selling and marketing expense	$196	$9,622
Other	12,543	34,121

	$12,739	$43,743

11.  Accrued Expenses

      Accrued expenses, current, consist of the following (in thousands):

	December 31,

	2002	2001

Accrued payroll and related benefits	$14,723	$23,905
Accrued royalties	2,472	4,502
Accrued restructuring charges	8,455	11,760
Accrued professional fees	7,023	12,916
Other	27,059	49,288

	$59,732	$102,371

12.  Related-party Transactions

      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant valued at $745.7 million. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of the Company’s common stock in exchange for all the outstanding shares of capital stock of the Move.com Group and assumed approximately 3.2 million outstanding stock options of the Move.com Group. Cendant is restricted in its ability to sell the Homestore shares it received in the acquisition and has agreed to vote such shares on all corporate matters in proportion to the voting decisions of all other stockholders. In addition, Cendant has agreed to a ten-year standstill agreement that, under most conditions, prohibits Cendant from acquiring additional Homestore shares. The acquisition of the Move.com Group has been accounted for as a purchase. The acquisition cost has been allocated to assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $770.4 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of the assets ranging from two to fifteen years. The Company’s impairment charge as described in Note 5 reduced the Company’s net goodwill and intangible assets to $2.7 million and $76.3 million, respectively, at December 31, 2001. In connection with the Company’s acquisition of the Move.com Group, Cendant has alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements (see Note 21).

      In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $31.2 million and $38.3 million related to these transactions was recognized in 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. There was no revenue from Cendant or RETT in 2000. It is not practical to separately determine the costs of such revenues. During the years ended December 31, 2002 and 2001, the Company had received approximately $12.0 million and $83.3 million of cash, respectively, and had recorded at December 31, 2002 and 2001, deferred revenue of approximately $13.5 million and $37.0 million, respectively, related to these agreements. This deferred revenue will be recognized over the next two years.

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

      During 2002, the Company amended certain of these agreements and recorded other income of approximately $10.8 million for the year ended December 31, 2002. This other income resulted from amendments which relieved the Company of certain future delivery obligations under those agreements.

      As part of an employment agreement, the Company purchased a house in the fourth quarter of 2002 from an executive officer for $1.95 million to facilitate his move to the Company’s headquarters. The house is included in other assets at December 31, 2002, net of its expected selling costs, at $1.8 million. The Company is currently marketing the house for sale.

      During the year ended December 31, 1999, the Company received promissory notes from employees of the Company totaling $13.0 million for the exercise of stock options and related expenses. These notes were full recourse, collateralized by the common stock of the Company and bear a weighted average interest rate of 5.13% per annum. During 2002, 2001 and 2000, the Company received payments, including accrued interest, of approximately $3.5 million, $2.9 million and $2.5 million, respectively, in connection with these notes. Additionally, the Company reacquired 373,959 and 471,007 shares, respectively, of unvested common stock at their original issuance price during 2001 and 2000, in exchange for the cancellation of the related promissory notes in the amount of approximately $1.5 million and $2.9 million, respectively. The outstanding balance of employee notes, including accrued interest, amounted to $106,000 at December 31, 2002.

      During 2002, the Company also re-negotiated the earn-out agreement with the former owners of Top Producer that was tied to the original purchase agreement. Several of the former owners are also employed by the Company (see Note 6). This revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with this renegotiation, the Company recorded additional goodwill of $9.3 million. The Company paid $3.1 million of this earn-out during 2002 and $7.1 million is accrued as a liability in the December 31, 2002 balance sheet.

      During 2002, the Company reached an agreement with the former owner and current employee of WyldFyre to repurchase 127,262 shares of the Company’s common stock issued as part of the acquisition for approximately $3.9 million resulting in $169,000 in treasury stock and $3.7 million as a reduction to accrued expenses. This agreement was entered into because the Company was unable to register the shares as required

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

by the original purchase agreement. The $3.8 million was accrued during the year ended December 31, 2001 and is included in general and administrative expenses.

      As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane which is owned indirectly by him. Total expense incurred by the Company for reimbursement in 2002 was $1.3 million.

13.  Segment Information

      Segment information is presented in accordance with SFAS No. 131. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2002, the Company hired a new management team and changed the way that it manages and evaluates its businesses. As a result of this change, management now evaluates performance and allocates resources based on four segments, consisting of Media Services, Software and Services, Online Advertising and Offline Advertising, and excludes discontinued operations and has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

      The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

      The current segments of Media Services and Software and Services are equivalent to the previously reported Subscription segment. The Online Advertising segment is consistent with the previously reported Advertising segment. The Offline Advertising segment was included in the previously reported Other segment, which included the ConsumerInfo division which. was acquired in August 2001 as part of the acquisition of iPlace, disposed of in April 2002 and has been classified as a discontinued operation. Due to the sale of the ConsumerInfo division and its classification as a discontinued operation, the Company has excluded the financial results of the ConsumerInfo division in the segment data presented for 2002 and 2001.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenue:
Media Services	$141,485	$151,920	$88,219
Software and Services	46,804	52,560	24,105
Online Advertising	19,021	41,234	68,998
Offline Advertising	57,303	58,068	—

Total revenue	264,613	303,782	181,322

Cost of revenue and operating expenses:
Media Services	117,086	206,737	124,446
Software and Services	53,506	54,667	21,638
Online Advertising	20,556	55,766	22,346
Offline Advertising	57,110	50,887	—
Unallocated	189,354	1,372,337	174,994

Total cost of revenue and operating expenses	437,612	1,740,394	343,424

Loss from operations	$(172,999)	$(1,436,612)	$(162,102)

      Revenue for the years ended December 31, 2002 and 2001 included $31.2 million and $38.3 million, respectively, of revenue from related parties. The related party revenue for 2002 and 2001 consisted of $21.0 million and $24.3 million in Media Services and $10.2 million and $14.0 million in Software and Services, respectively. There was no related party revenue during 2000.

      The Company has one customer, a related party, within its Media Services and Software and Services segments representing approximately 15% and 22%, respectively, of those segment’s revenue for the year ended December 31, 2002. The same customer accounted for 16% and 27%, respectively, of those segments’ revenue for the year ended December 31, 2001. There were no customers representing more than 10% of revenue of any segment in 2000.

      The Company has another customer within its Online Advertising segment for the years ended December 31, 2002 and 2001 representing approximately 16% and 24%, respectively, of that segment’s revenue.

14.  Stock Plans

Option Plans

      In general, options granted by the Company are vested over a four year period and are granted at fair market value at the date of grant. The life of an option grant cannot exceed ten years. In January 1999, the Board of Directors adopted, and in March 1999 the Company’s stockholders approved, the 1999 Equity Incentive Plan (“1999 Plan”) to replace a pre-existing stock option plan (“1996 Plan”). The 1999 Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The initial number of shares of common stock reserved for issuance under the 1999 Plan was 10,000,000. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that it does not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 5,330,104 shares, 5,287,807 shares, and 3,724,252 shares in January 2003, 2002 and 2001, respectively.

      In connection with the acquisitions of the Move.com Group, SpringStreet, HomeWrite, Hessel and iPlace, the Company assumed options of 3.2 million, 719,000, 196,000, 135,000, and 1.1 million, respectively.

      On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserves 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Compensation Committee of the Board of Directors.

      The following table summarizes the activities under the option plans (including the Move.com Group, SpringStreet, HomeWrite and Hessel options) for the years ended December 31, 2002, 2001 and 2000 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price Per Share	Exercise Price

Outstanding at December 31, 1999	10,269	$0.06 to $69.63	$12.60
Hessel options assumed	135	36.00 to 47.13	39.77
Granted	7,483	16.63 to 89.25	34.98
Exercised	(1,708)	0.30 to 34.50	4.44
Cancelled	(1,954)	0.36 to 89.25	25.16

Outstanding at December 31, 2000	14,225	0.06 to 89.25	23.79
Move.com Group options assumed	3,212	12.72 to 25.23	20.85
iPlace options assumed	1,124	0.02 to 14.16	10.86
HomeWrite options assumed	196	29.88 to 29.88	29.88
Granted	7,011	16.57 to 34.96	25.18
Exercised	(4,130)	0.02 to 34.50	12.39
Cancelled	(6,980)	0.30 to 89.25	28.11

Outstanding at December 31, 2001	14,658	0.02 to 89.25	24.16
Granted	29,558	0.00 to 2.70	1.72
Exercised	(406)	0.00 to 2.00	0.48
Cancelled	(19,495)	0.06 to 89.25	16.42

Outstanding at December 31, 2002	24,315	$0.03 to $89.25	$3.32

      Options granted during the years ended December 31, 1997 and 1998 and options granted by the Company during the year ended December 31, 1999 resulted in total compensation of $1.0 million, $9.5 million and $13.4 million, respectively, and were recorded as deferred stock compensation in stockholders’ equity. This deferred compensation represented the difference between the deemed fair value of the Company’s common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation is included in cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statement of operations over the related vesting period

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of the options. Common stock available for future grants as of December 31, 2002 was 14.7 million shares (see Note 22).

      Additional information with respect to the outstanding options at December 31, 2002 is as follows (shares in thousands):

		Options
		Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30	1,099	9.75	$0.30	54	$0.30
0.36 to 0.39	2,406	9.76	0.39	538	0.39
0.58 to 1.44	1,467	9.02	1.30	93	1.26
1.48 to 1.76	13,127	8.98	1.76	4,905	1.76
2.00 to 2.25	3,857	8.91	2.24	1,038	2.24
2.54 to 3.57	436	7.29	2.61	221	2.62
8.00 to 29.88	1,562	7.18	18.15	965	17.04
31.00 to 47.13	265	6.05	35.40	159	34.80
48.00 to 68.38	22	7.57	53.91	12	53.94
69.63 to 89.25	74	3.27	77.68	52	77.70

$0.30 to $89.25	24,315	8.89	$3.32	8,037	$4.82

      The weighted-average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $1.46, $18.87 and $25.47, respectively. The total number of shares exercisable was 8.0 million, 5.8 million and 4.6 million at December 31, 2002, 2001 and 2000, respectively. The weighted average exercise price at those dates was $4.82, $21.46 and $10.36, respectively.

      During 2000, the Company accelerated the vesting for five employees and remeasured the value of these options under the intrinsic value model as required by FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” In connection with the separation from employment of two employees in the third and fourth quarters of 2001, the Company recorded charges of approximately $1.4 million and $2.1 million, respectively, representing the proportional value of the vested options that would not have vested under the original term of the award at the termination date. Additionally, in 2001, the Company accelerated the vesting of 246,797 options related to various terminations of other employees. The difference in the exercise price of such options and the fair market value of the underlying common stock at the date of modification resulted in non-cash charges amounting to approximately $2.1 million. During 2001, $2.1 million and $3.5 million have been included in sales and marketing expense and general and administrative expense, respectively, in the Consolidated Statement of Operations related to these modifications. In 2002, as a result of previously established employment agreements, the Company accelerated the vesting of 467,187 options and extended the exercise period related to the departure of former executive officers and recorded a non-cash charge amounting to $4.9 million.

     Employee Stock Purchase Plan

      In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the initial aggregate number of shares of stock that may be issued is 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to one-half of one percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan shall not

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

exceed 5,000,000 shares. In January 2003, 2002 and 2001, the amount available under the plan was increased by 592,234, 587,534, and 413,806 shares, respectively. Employees can choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the plan. The first offering period started on August 1, 1999. During 2002, 2001 and 2000, the Company issued 282,691, 296,173 and 230,590 shares, respectively, of common stock under the ESPP at a weighted issuance price of $0.77, $16.18 and $17.54 per share, respectively.

      During the year ended December 31, 2002, the Company issued 36,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over one year. The charge associated with the issuance of these shares was $90,000 and is being recognized over the one-year vesting period.

15.     Warrants

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

      In February 1999, the Company closed a private equity offering to real estate brokers under the Company’s Broker Gold program. The Company also issued warrants to purchase up to 364,110 shares of its common stock with an exercise price of $20.00 per share. All warrants issued are fully-vested, non-forfeitable and are immediately exercisable. The Company incurred a non-cash charge of approximately $4.1 million which was recognized as expense over the term of the initial two-year Broker Gold program agreements. Through the year ended December 31, 2001, warrants to purchase 197,149 shares of the Company’s common stock were exercised.

      In August 1999, in connection with a marketing agreement, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The Company incurred a non-cash charge of $3.5 million which was recognized over the two-year term of the marketing agreement. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable upon the closing of the Company’s initial public offering. These warrants were exercised in July 2000.

      In October 1999, in connection with a marketing agreement, the Company issued warrants to purchase 119,048 shares of the Company’s common stock at an exercise price of $42.00 per share. The Company incurred a non-cash charge of $1.1 million which was recognized over the two-year term of the marketing agreement. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. These warrants expired in April 2000.

      Throughout 1999, the Company issued warrants to purchase 910,844 shares of common stock at a weighted average price of $21.18 per share to MLSs that agreed to provide their real estate listings to the Company for publication on its website. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million which is being recognized as expense over the term of the applicable MLS agreements, ranging from one to two years. Through the year ended December 31, 2002, warrants to purchase 368,859 shares of the Company’s common stock were exercised at a weighted average exercise price of $20.00 per share.

      In February 2000, the Company issued warrants to purchase 470,089 shares of the Company’s common stock at an exercise price of $66.50 per share to the Broker Gold program members who elected to renew their

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million which is being recognized as expense over three years. During the year ended December 31, 2001, warrants to purchase 33,780 shares of common stock were exercised. None were exercised in 2002.

      In March 2000, in connection with a marketing agreement, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a non-cash charge of $5.0 million which was recognized over the one-year term of the marketing agreement. The warrants expired without being exercised during 2001.

      Throughout 2000, the Company issued warrants to purchase 30,739 shares of the Company’s common stock at a weighted average price of $85.45 per share to MLSs that agreed to provide their real estate listings to the Company for publication on its websites. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $1.8 million which is being recognized as expense over the term of the applicable MLS agreement, ranging from two to three years. In October 2001, the Company reduced the exercise price of the warrants to $27.95, and recognized an additional $3.0 million charge which is being recognized over the remaining term of the agreements.

      During the year ended December 31, 2002, the Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was not material to the Company’s operations.

      The Company recognized $9.4 million, $18.9 million and $27.3 million in stock-based charges for the years ending December 31, 2002, 2001 and 2000, respectively, in connection with the issuance of all warrants. At December 31, 2002, warrants to purchase 741,522 shares of common stock were outstanding with a weighted-average exercise price of $29.06.

16.     Capitalization

      At December 31, 2002, the Company had authorized the issuance of one share of Series A preferred stock. At December 31, 2002, one share of Series A preferred stock was issued and outstanding and held by NAR. The holder of Series A preferred stock has the following rights:

      Voting — Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders’ meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A preferred shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A preferred is entitled to elect one director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A preferred, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the Series A preferred stock. The provisions dealing with preferred stockholders rights included in the Certificate of Incorporation may not be amended without the approval of the holder of the Series A preferred stock.

      Dividends — In each calendar year, the holder of the Series A preferred is entitled to receive, when, as and if declared by the Board, non-cumulative dividends in an amount equal to $0.08 per share (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this section for the Series A preferred have been paid or declared and set apart in any calendar year of the Company, the holder of Series A preferred shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Liquidation — In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A preferred is entitled to receive, prior and in preference to any payment or distribution on any shares of common stock, an amount per share equal to $1.00 per share of Series A preferred. After payment of such amount, any further amounts available for distribution shall be distributed among the holders of common stock and the holders of preferred stock other than Series A preferred, if any, entitled to receive such distributions.

      Redemption — Upon the earlier to occur of (i) termination of that certain operating agreement dated November 26, 1996, as the same may be amended from time to time (the “operating agreement”), or (ii) NAR ceases to own at least 149,778 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, between NAR, and subsidiaries of the Company, or the Trademark License dated as of November 26, 1996, by and between NAR and the Company, at any time thereafter the Company may, at the option of the Board, redeem the Series A preferred. The redemption price for each share of Series A preferred shall be $1.00 per share.

      Conversion — Each share of Series A preferred stock shall automatically be converted into one share of common stock upon any sale, transfer, pledge, or other disposition of the share of Series A preferred to any person or entity other than the initial holder of such share of Series A preferred, or any successor by operation of law that functions as a non-profit trade association for REALTORS® under Section 501(c)(6) of Internal Revenue Code of 1986, as amended, that owns the REALTOR® trademark, or any wholly-owned affiliate of such holder as long as the holder continues to own such affiliate.

     Repurchase of Common Stock

      During 2001 and 2000, the Company repurchased 373,959 and 471,007 shares of common stock for approximately $1.5 million and $2.9 million, respectively, in exchange for the cancellation of notes payable to the Company of equal value.

      During 2002, the Company reached an agreement with the former owner and current employee of WyldFyre to repurchase 127,262 shares of the Company’s common stock issued as part of the acquisition for approximately $3.9 million resulting in $169,000 in treasury stock and $3.7 million as a reduction to accrued liabilities. This agreement was entered into because the Company was unable to register the shares as required by the original agreement. The $3.8 million was accrued during the year ended December 31, 2001 and is included in general and administrative expenses.

     Issuance of Common Stock

      In March 2000 and May 2000, in connection with acquisitions of WyldFyre Technologies, Inc. and Top Producer, the Company issued 1,062,964 shares of the Company’s common stock (see Note 6).

      In March 2000, in connection with a ten-year marketing agreement, the Company issued 1,085,271 shares of the Company’s common stock with an estimated fair value of $70.0 million to Budget Group, Inc. (“Budget”). In this agreement, the Company provided a guarantee that the price of the shares issued to Budget would be $64.50 per share during a certain future period. This agreement was amended in October 2001 and the Company issued approximately 4.8 million additional shares of Company stock in exchange for the cancellation and full settlement of the $64.50 stock price guarantee. In addition, the amendment extended the term by one year. Sales and marketing expense was being amortized over the additional year of the agreement and certain amounts capitalized in connection with this agreement were impaired in the fourth quarter of 2001. The Company terminated this agreement in the fourth quarter of 2002.

      In April 2000, in connection with a distribution agreement, the Company issued 3,894,343 shares of the Company’s common stock to AOL and entered into a five-year distribution agreement. In exchange for

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company guaranteed that the 30-day average closing price, related to approximately 64%, 18% and 18% of the shares it issued, would be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applied to shares that continue to be held by AOL at the end of each respective guarantee period. At December 31, 2002, the Company had recorded a total of $219.5 million of distribution obligation. This distribution obligation represented the guaranteed fair market value of the approximately 3.9 million shares of the Company’s common stock issued upon entering the agreement. The difference between the total guaranteed amount and the liability recorded was being recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit and was required to pledge an amount equal to the outstanding portion of the letter of credit. At December 31, 2002, the cash pledged was classified as restricted cash on the balance sheet. This letter of credit could have been drawn against by AOL in the event the Company’s 30-day average closing price is less than $65.64 on July 31, 2003. The aggregate amount of cash payments the Company would have been required to make in performing under this agreement was limited to $90.0 million. Any additional obligation to AOL could have been paid in cash or Company common stock at the Company’s discretion. If the amount the Company was required to pay AOL at July 31, 2003 exceeded $90.0 million, the distribution agreement with AOL would expire.

      In October 2001, the Company filed a demand for arbitration with AOL relating to the distribution agreement. The Company’s complaint claimed that AOL has breached the distribution agreement by failing to meet its contractual obligations to build 18 specific promotions for the Company and to deliver guaranteed Homestore impressions to AOL users. The Company also claimed that AOL breached the duty of good faith and fair dealing in the contract by disregarding its contractual commitments. The Company also claimed that AOL’s conduct violated the contractual guarantees of exclusivity, premier partnership and prominent partnership for Homestore. In the arbitration, the Company sought a declaration that AOL breached the distribution agreement; that it may terminate or rescind the contract and receive damages and other appropriate relief; that it may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement; and that the Company would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and the Company submitted its Proposed Findings of Fact and Conclusions of Law to the Tribunal on September 20, 2002.

      In January 2003, the Company entered into a new marketing agreement with AOL that terminated its obligation under the old agreement and settled the arbitration (see Note 22.)

      In January 2001, the Company issued 600,000 shares of its common stock in connection with a five-year marketing and distribution agreement, the fair value of which was $11.1 million on the date of issuance. Concurrently, the Company also entered into a marketing and web services agreement with this same party for $15.0 million in cash which is payable to the Company over the five-year term of the agreement. The Company is recording these transactions over the five-year term of the agreements on a net revenue basis. Accordingly, variable charges associated with the fair value of the common stock are recognized over the term of the agreement and included as an offset to revenue recognized related to the cash payments. In October 2001, the Company made certain amendments to the marketing and web services agreement, including the removal of performance requirements related to the vesting of the 600,000 shares of common stock. As a result, the charges associated with the common stock became fixed in connection with the amendment. The net unamortized deferred balance for this equity consideration of $6.0 million has been recorded in prepaid distribution expense at December 31, 2001 and will continue to be amortized as a reduction of revenue over the remaining term of the agreement. Net revenue recognized in connection with these agreements was $(124,000) and $1.5 million for the years ended December 31, 2002 and 2001, respectively.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      During the year ended December 31, 2002, the Company issued 117,262 shares of its common stock in connection with the purchase agreement for Homestyles for certain performance objectives and recognized $141,000 in compensation expense during 2002.

      The Company recognized $45.7 million, $48.5 million and $21.9 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2002, 2001 and 2000, respectively.

17.     Net Loss per Share

      The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Numerator:
Loss from continuing operations	$(176,061)	$(1,470,403)	$(146,053)
Gain on disposition of discontinued operations	11,790	—	—
Income from discontinued operations	846	4,814	—

Net loss	$(163,425)	$(1,465,589)	$(146,053)

Denominator:
Weighted average shares outstanding	117,900	107,433	79,758

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.49)	$(13.69)	$(1.83)
Income from discontinued operations	$.11	$.04	$—

Net loss	$(1.39)	$(13.64)	$(1.83)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 25,056,743, 15,908,308, and 16,107,866 for the years ended December 31, 2002, 2001 and 2000, respectively.

18.     Supplemental Cash Flow Information

      During the year ended December 31, 2002:

•	The Company paid $372,000 in interest.

•	The Company also amended an agreement relating to earn-out payments of $14.8 million that were part of the original Top Producer purchase agreement. The amendment revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with the amendment, the Company recorded additional goodwill of $9.3 million.

•	The Company was required to accelerate 467,187 options for terminated former executives and incurred a $4.9 million expense in 2002.

•	The Company issued 36,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over one year. The charge associated with the issuance of these shares was $90,000 and is being recognized over the one-year vesting period.

•	The Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was not material to the Company’s operations.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      During the year ended December 31, 2001:

•	The Company paid $589,000 in interest.

•	The Company acquired certain iPIX assets and licenses for $7.1 million in cash and a note in the amount of $2.3 million and assumed net liabilities of $2.4 million in connection with this purchase.

•	The Company acquired certain assets and assumed certain liabilities from CFT for $4.5 million in cash and 162,850 shares of stock valued at $5.0 million in connection with this purchase.

•	The Company issued 21.4 million shares of common stock valued at $745.7 million and assumed 3.2 million options as part of the Move.com Group acquisition.

•	The Company issued 3.5 million common shares valued at $80.3 million and assumed 1.1 million options with an estimated incremental fair value of $16.3 million from the acquisition of iPlace.

•	The Company issued 196,549 common shares valued at $5.6 million and assumed 196,200 options valued at $4.5 million from the acquisition of HomeWrite.

•	The Company issued 4,804,560 shares of common stock in connection with a marketing agreement.

•	The Company issued 600,000 shares of common stock valued at $11.1 million in connection with a marketing and distribution agreement.

•	The Company issued 470,089 warrants at $66.50 and incurred expense of $21.9 million over the two-year marketing agreement.

•	The Company issued 400,000 warrants at $35.63 for a marketing agreement and incurred expense of $5.0 million over one year.

•	The Company issued warrants to purchase 30,739 shares at $84.45 and incurred expense of $1.8 million over 3 years. The exercise price was later modified and an additional $3.0 million in expense is being recognized over the remaining term.

•	The Company repurchased 373,959 shares of common stock for approximately $1.5 million in exchange for the cancellation of promissory notes to the company of equal value.

•	The Company accelerated 387,785 options for terminated employees and incurred a $5.6 million expense in 2001.

      During the year ended December 31, 2000:

•	The Company paid $1.4 million in interest.

•	The Company acquired Top Producer for $12.1 million in cash and 473,538 shares of common stock with an estimated fair value of $12.1 million and assumed net liabilities of $522,000 in connection with this purchase.

•	The Company issued 589,426 shares of common stock valued at $34.3 million as part of the WyldFyre acquisition.

•	The Company paid cash of $15.0 million and assumed an option plan consisting of 135,421 options with an estimated fair value of $4.5 million and assumed net assets of $747,220 as part of Hessel.

•	The Company issued 1,085,271 shares of common stock in connection with a marketing agreement.

•	The Company issued 3,894,343 shares of common stock in connection with a distribution agreement.

•	The Company repurchased 471,007 shares of common stock for approximately $2.9 million in exchange for the cancellation of promissory notes to the Company of equal value.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	The Company received $10.4 million in equity securities from private companies in exchange for advertising services.

19.     Defined Contribution Plan

      The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

20.     Income Taxes

      As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,	December 31,
	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$209,652	$173,142
Deferred expenses	96,827	111,703
Impairment charges	3,697	41,384
Other	53,491	18,388

	363,667	344,617
Less: valuation allowance	(348,793)	(323,619)

Net deferred tax assets	14,874	20,998

Deferred tax liabilities:
Amortization of acquired intangible assets	(14,874)	(20,998)

Total gross deferred tax liabilities	(14,874)	(20,998)

Net deferred tax asset (liability)	$—	$—

      Based on management’s assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $25.2 million primarily as a result of a change in estimate of acquired tax attributes related to the Move.com Group acquisition offset by a net change in temporary differences.

      To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.

      At December 31, 2002 and 2001, the Company had net operating losses for federal income tax purposes of approximately $569.4 million and $438.2 million, respectively, which begin to expire in 2007. At December 31, 2002 and 2001, the Company had net operating losses for state income tax purposes of approximately $313.9 million and $223.8 million, respectively, which began to expire in 2002. Certain of the net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. At December 31, 2002 and 2001, the net operating loss carryforwards includes approximately $69.7 million and $69.6 million, respectively, related to the exercise of employee stock options and warrants, respectively. Any benefit resulting from the utilization of this portion of the net operating loss carryforwards will be credited directly to equity.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

21.     Commitments and Contingencies

     Operating Leases

      The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. Future minimum lease payments under these operating leases as of December 31, 2002 are net of actual sublease arrangements and exclusive of estimated sublease income used in the restructuring provision (Note 4) are as follows (in thousands):

Year ended December 31,

2003	$12,788
2004	10,447
2005	10,144
2006	9,887
2007 and thereafter	5,921

Total	$49,187

      Of the amounts above, $17.2 million has already been accrued in restructuring accruals and is reflected in accrued expenses and other non-current liabilities at December 31, 2002. Rental expense for the Company for operating leases was $10.6 million, $18.9 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Commitments for the years ending in 2007 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

      The contractual provisions of one of the Company’s facility lease commitments required that the Company collateralize the obligation with an outstanding letter of credit, resulting in $7.9 million classified as restricted cash at December 31, 2001. The Landlord called $7.5 million upon the Letter of Credit during 2002 and as of December 31, 2002 this amount is included as other long term assets on the balance sheet.

     Other Commitments

      Additionally, under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. The Company also has an operating agreement with the International Consortium of Real Estate Associations under which the Company agreed to operate the consortium’s web site and has been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. The following presents the Company’s future minimum commitments under those agreements (in thousands):

Year Ending December 31,

2003	$2,000
2004	2,200
2005	2,400
2006	1,500
2007	1,500

Total	$9,600

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      During 2002, the Company purchased software and entered into consulting agreements with service providers in connection with the implementation of the Company’s new enterprise reporting system. The initial commitment as of December 31, 2002 associated with the project was $4.5 million.

     AOL

      As part of the Company’s new AOL agreement the Company has the following financial commitments:

Operating
Year Ending December 31,	Agreement

2002	$112,500
2003	7,500

Total	$120,000

     Legal proceedings

     Shareholder Litigation

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming the Company, certain of its current officers and employees, certain of our former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL and Cendant. The amended complaint makes various allegations, including that the Company violated federal securities laws and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has the opportunity to file another amended complaint attempting to cure the defects in the original claims against those defendants. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against it, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

      It is possible that the Company may be required to pay substantial damages or a substantial settlement amount in connection with the litigation although, as is the case with any litigation, it is difficult to predict the outcome of this matter. However, in light of the fact that the Company determined that it was necessary to restate its 2000 and 2001 financial results, due to the circumstances forming the basis of the Plaintiff’s allegations, and the fact that four of the Company’s former employees have pled guilty to violating federal

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

securities laws in connection with the financial results which required restatement, this litigation poses a significant risk of a material adverse effect on the conduct and scope of the Company’s business, its results of operations and its financial position. Because the Company is unable to estimate the amount of damages that it might incur as a result of the outcome of this litigation, no liability or reserve has been recorded related to it.

      In September 2002, Matt L. Brody filed a class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000 registration statement contained materially false and misleading statements. In October 2002, defendants removed the action to the United District Court, Central District of California. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

      In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by Homestore of its financial condition prior to the Company’s acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with the Company’s acquisition of iPlace in August 2001. On March 19, 2003, the court granted the Company’s motion to transfer this case to the United States District Court, Central District of California. The Company believes this case is without merit and intends to defend this claim vigorously.

      In November 2002, plaintiff Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

      In December 2002, Jeff Paradise and certain other former shareholders of iPlace filed a complaint in the United Sates District Court, Central District of California against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as common law fraud and negligent misrepresentation in connection with the Company’s acquisition of iPlace in August 2001. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

     SEC Investigation

      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company’s financial results that occurred in March 2002. The SEC has requested that the Company provide them with certain documents concerning the restatement of the Company’s financial results. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.

      In September 2002 and March 2003, certain former employees of Homestore entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed the Company that they would not bring any enforcement action against Homestore because of the actions taken by its Board of Directors and its Audit Committee and its cooperation in the SEC’s investigation. Because the investigation is on-going and the Company is committed to cooperating with the SEC, the Company will likely continue to incur additional

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

costs related to the investigation and management time and attention may be diverted until the investigation concludes.

     Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendants. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The parties have lodged with the court a stipulation agreeing to defer all proceedings and continue all responsive dates until further action by the parties. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on behalf of the Company as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

     Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company, Federal Insurance Company, Clarendon National Insurance Company, Royal Indemnity Company and TIG Insurance Company of Michigan sent the Company notices of rescission of the officers and directors liability policies issued to Homestore for the period of August 2000 through August 2001. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against Homestore and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. The Company requested that the court stay the Federal Insurance Company and Genesis Insurance Company actions but those requests were denied in March 2003. The Company is in the process of responding to the complaints. Federal Insurance Company’s motion for summary judgment is scheduled to be heard in May 2003.

      In February 2003, TIG Insurance Company dismissed its federal court rescission action and filed a new rescission action against the Company and certain of its current and former officers and directors in California State Superior Court. Responses are due in April 2003.

      In October 2002, Lumbermen’s Mutual Casualty Company rescinded and filed a similar complaint against Homestore and certain current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles. The Company has filed an answer and discovery is beginning. Trial has been set for January 2004.

      The Company intends to defend these actions vigorously; however, the Company is unable to form a judgment as to the ultimate outcomes.

     Other Litigation

      In connection with the Company’s acquisition of the Move.com Group, Cendant has alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements. In connection with the acquisition, the

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Company entered into a series of related agreements with Cendant that provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to the Company’s acquisition of the Move.com Group. The Company has been engaged with Cendant in discussions relating to Cendant’s allegations, and the Company and Cendant have considered certain amendments to the agreements that would materially alter the Company’s rights and Cendant’s restrictions and obligations in order to settle these potential claims. The Company cannot assure that these discussions will yield a satisfactory resolution.

      In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks a declaratory judgment that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. As the case is in the early stages of discovery, the Company is unable to express an opinion at this time as to its merits.

      In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc. (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica is seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and should be completed in April 2003. Although the Company intends to defend the claims vigorously and believes that the allegations are without merit, the Company is unable to express an opinion as to the probable outcome of the arbitration.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company believes that this case is without merit and intends to defend this claim vigorously, the Company is unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled, however the Company believes that it will be set for late spring 2003.

      In June 2002, Tren Technologies (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The Complaint alleges a claim for patent infringement based on activities related to the websites REALTOR.com® and Homebuilder.com. Specifically, Tren alleges that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s Homebuilder.com websites. The complaint seeks unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On February 3, 2003, the court ordered that the case would be dismissed twenty days later unless prior to that date an attorney entered an appearance on behalf of Tren along with a sworn statement that it was counsel’s intention to prosecute the action through trial. No qualifying appearance was entered on or before February 23, 2003, and the case was dismissed without prejudice. However, no assurance can be made that they will not assert the claim again in the future.

     Contingencies

      From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, the Company is not a party to any litigation or administrative

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. In connection with various purchase agreements and acquisitions, the Company enters into contractual guarantees. In addition, in the normal course of business the Company may periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.

22.     Subsequent Events

     Stock Plans

      In January 2003, in accordance with plan provisions, the number of shares reserved for issuance under the SIP and the ESPP were increased by an additional 5,330,104 and 592,234, shares, respectively.

     AOL Settlement

      In January 2003, the Company entered into a new marketing agreement with AOL that settled the arbitration and terminated the obligation under the old agreement. As part of the new marketing agreement, which continues through June 2004, the Company has the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of the Company’s professional content. AOL will offer increased promotion and more prominent integration of the Company’s content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. The Company will pay AOL $7.5 million in cash to terminate the previous agreement and also will allow AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on the Company’s balance sheet at December 31, 2002. Termination of the previous agreement also eliminates the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003 which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement also have been removed. Over the term of the agreement, the Company will make quarterly cash payments of $3.75 million, in six equal installments beginning January 2003 and ending April 2004.

     Hessel

      In January 2003, the Company entered into four separate agreements to sell substantially all of the assets of Hessel for a total of approximately $1.5 million in cash. The operations of Hessel were not material and thus have not been reclassified as discontinued operations.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

23.     Quarterly Financial Data (unaudited)

      Provided below is the selected unaudited quarterly financial data for 2001 and 2002:

	Three months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except per share amounts)
Revenue	$63,818	$77,700	$80,790	$81,474	$74,116	$65,894	$63,779	$60,824
Gross profit	36,013	44,349	50,290	59,640	51,916	44,548	45,956	43,889
Loss from continuing operations(1)	(99,810)	(120,868)	(137,756)	(1,111,969)	(35,655)	(62,436)	(40,351)	(37,619)
Income (loss) from discontinued operations	—	—	(569)	5,383	846	10,179	582	1,029
Net loss	$(99,810)	$(120,868)	$(138,325)	$(1,106,586)	$(34,809)	$(52,257)	$(39,769)	$(36,590)
Basic and diluted income (loss) per share:
Continuing operations	$(1.05)	$(1.12)	$(1.25)	$(9.56)	$(0.30)	$(0.53)	$(0.34)	$(0.32)
Discontinued operations	$—	$—	$(0.01)	$0.05	$0.01	$0.09	$—	$0.01
Net loss	$(1.05)	$(1.12)	$(1.25)	$(9.51)	$(0.29)	$(0.44)	$(0.34)	$(0.31)

(1)	The Company adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated by reference to our proxy statement relating to our annual meeting of stockholders to be held on May 29, 2003.

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors and executive officers appears in our proxy statement under the caption “Election of Directors” is incorporated herein by reference.

Item 11.	Executive Compensation

      Information concerning executive compensation appears in our proxy statement, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management appears in our proxy statement under the caption “Election of Directors” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions appears in our proxy statement under the captions “Election of Directors” under the headings “Director Compensation,” “Executive Compensation,” and “Related Party Transactions” and is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There have been no significant changes in our internal controls or other factors that could significantly affect those controls since the date of our last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 58 of this report.

(2) Financial Statement Schedule, Exhibit Number 99.01.

      (b) Reports on Form 8-K

(1) Current report of Form 8-K filed October 9, 2002 reporting the resignation of Barbara T. Alexander from our Board of Directors.

(2) Current report of Form 8-K filed December 23, 2002 reporting the appointment of Bruce G. Willison to our Board of Directors.

      (c) Exhibits

Number	Exhibit Title

2.01	Agreement and Plan of Merger dated December 31, 1998 between NetSelect, Inc. and InfoTouch Corporation. (Incorporated by reference to Exhibit 2.01 to our registration statement on Form S-1 (File No. 333-79689).)
2.02	Agreement and Plan of Reorganization dated June 20, 1998 among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III. (Incorporated by reference to Exhibit 2.02 to our registration statement on Form S-1 (File No. 333-79689).)
2.03	Exchange Agreement dated March 31, 1998 among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna. (Incorporated by reference to Exhibit 2.03 to our registration statement on Form S-1 (File No. 333-79689).)
2.04	Agreement and Plan of Reorganization/ Merger dated May 19, 1999 between NetSelect, Inc. and SpringStreet.com, Inc. (Incorporated by reference to Exhibit 2.04 to our registration statement on Form S-1 (File No. 333-79689).)
2.05	Stock Purchase Agreement dated October 12, 1999 among Homestore.com, Inc., The Homebuyer’s Fair, Inc., certain shareholders of The Homebuyer’s Fair, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.01 to our current report on Form 8-K/ A filed December 7, 1999.)
2.06	Stock Purchase Agreement dated October 12, 1999 among Homestore.com, Inc., FAS-Hotline, Inc., the shareholders of FAS-Hotline, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.02 to our current report on Form 8-K/ A filed December 7, 1999.)
2.07	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference herein to the Annex A to the definitive proxy statement filed November 29, 2000.)
3.01	Amended and Restated Certificate of Incorporation dated February 2, 1998. (Incorporated by reference to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-79689).)
3.02	Amended and Restated Bylaws dated February 4, 1999. (Incorporated by reference to Exhibit 3.03 to our registration statement on Form S-1 (File No. 333-79689).)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689).)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1 (File No. 333-79689).)
3.04	RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999.)
4.01	Form of Specimen Certificate for Homestore.com, Inc. common stock. (Incorporated by reference to Exhibit 4.01 to our registration statement on Form S-1 (File No. 333-79689).)
4.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999. (Incorporated by reference to Exhibit 4.02.1 to our registration statement on Form S-1 (File No. 333-79689).)
4.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated April 9, 1999. (Incorporated by reference to Exhibit 4.02.2 to our registration statement on Form S-1 (File No. 333-79689).)
4.03	Registration Rights Agreement dated October 26, 2000 between Homestore.com, Inc., Cendant Corporation and the Shelf Stockholders signatory thereto.(2)

Number	Exhibit Title

10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.1 to our registration statement on Form S-1 (File No. 333-79689).)
10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS®Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1 (File No. 333-79689).)
10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1 (File No. 333-79689).)
10.02	Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc. (Incorporated by reference to Exhibit 10.03 to our registration statement on Form S-1 (File No. 333-79689).)
10.03	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689).)
10.04	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689).)
10.05	Agreement dated August 21, 1998 among RealSelect, REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689).)
10.06	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS®Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-79689).)
10.07	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-79689).)(1)
10.08	Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation. (Incorporated by reference to Exhibit 10.06 to our registration statement on Form S-1 (File No. 333-79689).)
10.09	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.10	Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc.(2),(3)
10.11.1	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.1 to our registration statement on Form S-1 (File No. 333-79689).)
10.11.2	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.2 to our registration statement on Form S-1 (File No. 333-79689).)

Number	Exhibit Title

10.12	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2001.)
10.13	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689).)
10.14	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689).)
10.15	Homestore.com, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1 (File No. 333-79689).)
10.16	Homestore.com, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-79689).)
10.17	Homestore.com, Inc. 2002 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172).)
10.18	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-79689).)
10.19	Move.com, Inc. Stock Incentive Plan. (Incorporated by reference herein to Exhibit 4.04 to our Registration Statement on Form S-8 (File No. 333-55828).) Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from
10.20	Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference herein to Exhibit 4.05 to our Registration Statement on Form S-8 (File No. 333-55828).)
10.21	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference herein to Exhibit 4.06 to our Registration Statement on Form S-8 (File No. 333-55828).)
10.22	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference herein to Exhibit 4.07 to our Registration Statement on Form S-8 (File No. 333-55828).)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference herein to Exhibit 4.08 to our Registration Statement on Form S-8 (File No. 333-55828).)
10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-79689).)
10.25	Form of Indemnity Agreement between Homestore.com, Inc. and each of its directors and executive officers. (Incorporated by reference to Exhibit 10.01 to our registration statement on Form S-1 (File No. 333-79689).)
10.26	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.27	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.28	Memorandum dated March 29, 2002 to Jack Dennison. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.29	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.30	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com, Inc. and Allan Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002.)

Number	Exhibit Title

10.31	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com, Inc. and Patrick R. Whelan. (Incorporated by reference to Exhibit 6.10(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.32	Memorandum dated March 29, 2002 to Patrick R. Whelan. (Incorporated by reference to Exhibit 6.11(A) to our Form 10-Q for the quarter ended March 31, 2002.)
10.33	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com, Inc. and Allan Dalton. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2002.)
10.34	Offer Letter dated September 30, 2002 between Homestore.com, Inc. and Allan Dalton. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2002.)
10.35	Annual Bonus Plan, 2002 of Allan Dalton. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2002.)
10.36	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2002.)
10.37	Offer Letter dated September 30, 2002 between Homestore.com, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended September 30, 2002.)
10.38	Annual Bonus Plan, 2002 of Michael Douglas. (Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2002.)
10.39	Employment Agreement between NetSelect, Inc. and Stuart H. Wolff, Ph.D. (Incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-79689).)
21.01	Subsidiaries of Homestore, Inc.(2)
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.(2)
23.02	Report of Independent Accountants on Financial Statement Schedule.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)
99.02	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. §1350(a) and (b)).(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Confidential treatment has been requested with respect to certain information in this exhibit pursuant to a confidential treatment request.

Item 16.	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services appears in our proxy statement, under the caption “Report of the Audit Committee” and is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Homestore, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer

Date: March 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. MICHAEL LONG W. Michael Long	Chief Executive Officer and Director	March 25, 2003
Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III Lewis R. Belote, III	Chief Financial Officer	March 25, 2003
Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 25, 2003

/s/ TERRENCE M. MCDERMOTT Terrence M. McDermott	Director	March 25, 2003

/s/ L. JOHN DOERR L. John Doerr	Director	March 25, 2003

/s/ WILLIAM E. KELVIE William E. Kelvie	Director	March 25, 2003

/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 25, 2003

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 25, 2003

      I, W. Michael Long, certify that:

1. I have reviewed this annual report on Form 10-K of Homestore, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and,

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

Date: March 25, 2003

      I, Lewis R. Belote, III certify that:

1. I have reviewed this annual report on Form 10-K of Homestore, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and,

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and,

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and,

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer

Date: March 25, 2003