Form 10-Q
period 2003-03-31
HOMESTORE INC
filed 2003-05-14
CIK 1085770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003
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

Yes ☒     No ☐

      Indicate by check mark whether the registrant is an accelerated filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☒     No ☐

      At April 30, 2003, the registrant had 118,281,797 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,034	$80,463
Restricted cash	—	90,000
Accounts receivable, net	16,402	25,945
Current portion of prepaid distribution expense	22,001	21,863
Other current assets	15,233	12,739

Total current assets	123,670	231,010
Prepaid distribution expense, net of current portion	7,689	13,150
Property and equipment, net	25,289	25,933
Goodwill, net	21,762	23,258
Intangible assets, net	65,182	72,771
Other assets	13,207	13,086

Total assets	$256,799	$379,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,873	$3,419
Accrued expenses	47,901	59,732
Accrued distribution obligation	15,006	211,973
Deferred revenue	36,362	29,625
Deferred revenue from related parties	5,280	7,024

Total current liabilities	109,422	311,773
Distribution obligation, net of current portion	3,391	7,500
Deferred revenue from related parties	5,312	6,510
Other non-current liabilities	11,053	14,695

Total liabilities	129,178	340,478

Commitments and contingencies (note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	119	118
Additional paid-in capital	1,991,171	1,990,755
Treasury stock	(18,886)	(18,567)
Notes receivable from stockholders	(61)	(106)
Deferred stock-based charges	(919)	(2,246)
Accumulated other comprehensive loss	(207)	(424)
Accumulated deficit	(1,843,596)	(1,930,800)

Total stockholders’ equity	127,621	38,730

Total liabilities and stockholders’ equity	$256,799	$379,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$51,915	$63,167
Related party revenue	2,942	10,949

Total revenue	54,857	74,116
Cost of revenue	15,324	22,200

Gross profit	39,533	51,916

Operating expenses:
Sales and marketing	26,924	47,877
Product and website development	5,441	8,164
General and administrative	17,397	25,140
Amortization of intangible assets	7,590	9,363
Acquisition and restructuring charges (see note 6)	—	1,801

Total operating expenses	57,352	92,345

Loss from operations	(17,819)	(40,429)
Interest income (expense), net	(38)	539
Gain on settlement of distribution agreement (see note 12)	104,071	—
Other income, net	761	4,235

Income (loss) from continuing operations	86,975	(35,655)
Gain on disposition of discontinued operations (see note 5)	229	—
Income from discontinued operations (see note 5)	—	846

Net income (loss)	$87,204	$(34,809)

Unrealized gain on marketable securities	7	2,182
Foreign currency translation	210	420

Comprehensive income (loss)	$87,421	$(32,207)

Basic earnings (loss) per share (see note 10):
Continuing operations	$.74	$(.30)

Discontinued operations	$—	.01

Net income (loss)	$.74	$(.29)

Diluted earnings (loss) per share (see note 10):
Continuing operations	$.72	$(.30)

Discontinued operations	$—	.01

Net income (loss)	$.72	$(.29)

Shares used to calculate basic and diluted per share amounts
Basic	118,151	117,565

Diluted	120,414	117,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from continuing operating activities:
Income (loss) from continuing operations	$86,975	$(35,655)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation	3,248	2,728
Amortization of intangible assets	7,590	9,363
Accretion of distribution agreement	—	3,704
Provision for doubtful accounts	340	3,210
Acquisition and restructuring charges	—	260
Stock-based charges	2,844	22,487
Gain on settlement of distribution agreement	(104,071)	—
Other non-cash items	(75)	3,338
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	4,118	(4,940)
Prepaid distribution expense	5,324	1,521
Restricted cash	90,000	—
Other assets	(1,165)	2,009
Accounts payable and accrued expenses	(7,395)	(28,519)
Accrued distribution agreement	(101,170)	—
Deferred revenue	6,738	5,535
Deferred revenue from related parties	(2,942)	(12,487)

Net cash used in continuing operating activities	(9,641)	(27,446)

Cash flows from investing activities:
Purchases of property and equipment	(2,490)	(256)
Proceeds from sale of marketable equity securities	—	1,737
Proceeds from sale of assets	1,320	—
Maturities of short-term investments	—	14,394

Net cash provided by (used in) investing activities	(1,170)	15,875

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	—	3,346
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	232	55

Net cash provided by financing activities	232	3,401

Net cash used in continuing activities	(10,579)	(8,170)
Net cash provided by discontinued operations	150	4,114

Change in cash and cash equivalents	(10,429)	(4,056)
Cash and cash equivalents, beginning of period	80,463	38,272

Cash and cash equivalents, end of period	$70,034	$34,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

      Homestore, Inc., (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on the websites and number of property listings. The Company provides a wide variety of information and tools for consumers, and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives all of its revenue from its North American operations.

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

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of March 31, 2003, the Company had an accumulated deficit of $1.8 billion and cash and cash equivalents of $70.0 million. The Company has no material financial commitments other than those under operating lease agreements, distribution and marketing agreements, and consulting arrangements with service providers in connection with the first phase of implementation of the Company’s new enterprise reporting system. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by litigation (see Note 13).

2. BASIS OF PRESENTATION:

      The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002 filed with the SEC on March 26, 2003. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SIGNIFICANT ACCOUNTING POLICY:

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three months ended March 31, 2003 and 2002, the pro forma amounts of the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) applicable to common stockholders:
As reported	$87,204	$(34,809)
Add: Stock-based charges included in reported net income	2,844	22,487
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(5,860)	(34,107)

Pro forma net income (loss)	$84,188	$(46,429)

Net income (loss) per share:
Basic as reported	$.74	$(.29)

Basic — pro forma	$.71	$(.39)

Diluted as reported	$.72	$(.29)

Diluted — pro forma	$.70	$(.39)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rates	4%	4%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	145%	147%

4. RECENT ACCOUNTING DEVELOPMENTS:

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 requires severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in Emerging Issues Task Force (“EITF”) Issue

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 in the first quarter of 2003 did not have material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with Opinion 20 and Statement 3, with early application of this consensus permitted. The Company is currently evaluating the impact this consensus will have on its financial statements.

5. DISCONTINUED OPERATIONS:

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division, which the Company purchased as part of the acquisition of iPlace, Inc. (“iPlace”), for $130.0 million in cash to Experian Holdings, Inc. The transaction closed on April 2, 2002, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow.

      On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against the Company. On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest transferred to the Company resulting in net proceeds to the Company of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace.

      Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by discontinued operations.” To date, $12.0 million has been recorded as “Gain on disposition of discontinued operations.” As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. As of March 31, 2003, cash subject to the escrow was $9.3 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the third quarter of 2003. A portion of the escrow can be released prior to the scheduled termination date if both the Company and the buyer agree to a release of funds. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the three months ended March 31, 2002.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      As a result of the Company’s original purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $229,000 and recorded a gain on disposition of discontinued operations during the three months ended March 31, 2003.

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the three months ended March 31, 2002, the Company revised its estimates relating to a lease obligation and reduced its charge by $488,000. During the three months ended June 30, 2002, the Company revised its estimates relating to its contractual obligations and reduced its charge by $459,000. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led the Company to conclude these estimates must be revised. Because the Company believed it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the quarter ended September 30, 2002. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $339,000. As of March 31, 2003, four of the planned 700 employees have not yet been paid severance.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(363)	(1,385)	—	(707)	(2,455)
Change in estimates	(396)	6,515	—	(339)	5,780

Restructuring accrual at September 30, 2002	27	14,775	—	1,683	16,485
Cash paid	—	(1,095)	—	(520)	(1,615)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	—	(1,469)	—	(327)	(1,796)

Restructuring accrual at March 31, 2003	$27	$12,211	$—	$836	$13,074

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

      In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of March 31, 2003, eight of the planned 270 employees have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, the

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at September 30, 2002	26	1,760	—	1,786
Cash paid	—	(54)	—	(54)

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	—	(109)	—	(109)

Restructuring accrual at March 31, 2003	$26	$1,597	$—	$1,623

      Substantially all of the remaining restructuring liabilities at March 31, 2003, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

      In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of March 31, 2003, all of the planned 190 employees have been terminated and a total of 29 have not yet been paid severance.

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

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	1,555	2,033	3,588
Cash paid	(1,155)	(253)	(1,408)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(59)	(549)	(608)

Restructuring accrual at March 31, 2003	$341	$1,231	$1,572

      Substantially all of the remaining restructuring liabilities at March 31, 2003 will be paid in 2003.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:

      Goodwill by segment, excluding discontinued operations, as of March 31, 2003 and December 31, 2002 is as follows (in thousands):

	March 31,	December 31,
	2003	2002

Media services	$1,307	$1,307
Software	13,941	15,437
Print	6,514	6,514

Total	$21,762	$23,258

      During the three months ended March 31, 2003, the Company sold the assets of The Hessel Group (“Hessel”) resulting in a decrease in goodwill in the Software segment of $1.5 million.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	March 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$27,661	$20,987	$27,661	$19,231
Trade name, trademarks, websites and brand names	23,201	4,089	23,201	3,525
Online traffic	18,636	10,752	18,636	8,601
Purchased content	15,604	7,375	15,604	5,900
Exclusive electronic listing and rights agreement	13,220	1,803	13,220	1,442
Purchased technology	11,690	6,762	11,690	6,139
Porting relationships	1,728	762	1,728	610
NAR® operating agreement	1,578	188	1,578	150
Other	7,811	3,229	7,811	2,760

Total	$121,129	$55,947	$121,129	$48,358

      Amortization expense for intangible assets for the three months ended March 31, 2003 was $7.6 million. Amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Years Ended December 31,	Amount

2003(remaining nine months)	$19,019
2004	15,448
2005	7,909
2006	3,849
2007	2,984

8. RELATED PARTY TRANSACTIONS:

      In connection with and contingent upon the closing of the acquisition of Move.com, Inc. and Welcome Wagon International, Inc. (collectively referred to as the Move.com Group) during 2001, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant Corporation’s (“Cendant”) real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Revenue of $2.9 million and $10.9 million related to these transactions was recognized in the three months ended March 31, 2003 and 2002, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. The Company had recorded at March 31, 2003 deferred revenue of approximately $10.6 million, related to these agreements. The majority of this deferred revenue will be recognized over the next two years.

      The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated at arm’s length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years.

      During the first quarter of 2002, the Company amended certain of these agreements and recorded other income of approximately $10.8 million for the three months ended March 31, 2002. This other income resulted from amendments which relieved the Company of certain future delivery obligations under those agreements.

      During 2002, the Company re-negotiated the earn-out agreement with the former owners of Top Producer that was tied to the original purchase agreement. Several of the former owners are also employed by the Company. This revised the contingent obligation of $14.8 million and fixed it at $10.2 million. The Company had $7.1 million accrued as a liability in the March 31, 2003 Consolidated Balance Sheet relating to this agreement.

9. STOCK-BASED CHARGES:

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Revenue	$373	$373
Cost of revenue	15	47
Sales and marketing	2,367	21,240
Product and website development	14	45
General and administrative	75	782

	$2,844	$22,487

      Stock-based charges for the three months ended March 31, 2003 consists of $1.4 million related to vendor agreements with the remainder related to employee-based stock option charges.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. NET EARNINGS (LOSS) PER SHARE:

      The following table sets forth the computation of basic and diluted net earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Income (loss) from continuing operations	$86,975	$(35,655)
Gain on disposition of discontinued operations	229	—
Income from discontinued operations	—	846

Net income (loss)	$87,204	$(34,809)

Denominator:
Weighted average shares outstanding	118,151	117,565
Effect of dilutive securities	2,263	—

Adjusted weighted average shares for diluted earnings (loss) per share	120,414	117,565

Basic earnings (loss) per share:
Continuing operations	$.74	$(.30)

Discontinued operations	$—	$.01

Net income (loss)	$.74	$(.29)

Diluted earnings (loss) per share:
Continuing operations	$.72	$(.30)

Discontinued operations	$—	$.01

Net income (loss)	$.72	$(.29)

      The per share computations for the three months ended March 31, 2003 exclude preferred stock, options and warrants with exercise prices in excess of fair market value at March 31, 2003. The per share computations for the three months ended March 31, 2002 exclude preferred stock, options and warrants that are anti-dilutive. The number of shares excluded from the basic and diluted loss from continuing operations per share computation was 20,098,238 and 32,864,626 during the three months ended March 31, 2003 and 2002, respectively.

11. SEGMENT INFORMATION:

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2003, the Company combined the previously reported Online Advertising segment with the Media Services segment as management changed the way that it manages and evaluates its businesses. In addition, the Company changed the names of the Software and Services segment to Software and the Offline Advertising segment to Print. As a result of these changes, management now evaluates performance and allocates resources based on three

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments, consisting of Media Services, Software, and Print. The Company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

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

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Media services	$35,967	$46,985
Software	6,866	12,121
Print	12,024	15,010

Total revenue	54,857	74,116

Cost of revenue and operating expenses:
Media services	32,985	42,791
Software	8,712	12,336
Print	12,513	14,779
Unallocated	18,466	44,639

Total cost of revenue and operating expenses	72,676	114,545

Loss from operations	$(17,819)	$(40,429)

12. DISTRIBUTION AGREEMENT WITH AOL:

      In January 2003, the Company entered into a new marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated obligations under the previous agreement. As part of the new marketing agreement, which continues through June 2004, the Company has the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of the Company’s professional content. AOL will offer increased promotion and more prominent integration of the Company’s content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003 which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement also have been removed. Over the term of the

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, the Company will make quarterly cash payments of $3.75 million, in six equal installments which began in January 2003 and will end in April 2004.

      In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million which is included in other income in the Consolidated Statement of Operations for the three months ended March 31, 2003.

13. COMMITMENTS AND CONTINGENCIES:

Shareholder Litigation

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming the Company, certain of its current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL and Cendant. The amended complaint makes various allegations, including that the Company violated federal securities laws, and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against it, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

      It is possible that the Company may be required to pay substantial damages or a substantial settlement amount in connection with the litigation although, as is the case with any litigation, it is difficult to predict the outcome of this matter. However, in light of the fact that the Company determined that it was necessary to restate its 2000 and the first three quarters of its 2001 financial results, due to the circumstances forming the basis of the Plaintiff’s allegations, and the fact that four of the Company’s former employees have pled guilty to violating federal securities laws in connection with the financial results which required restatement, this litigation poses a significant risk of a material adverse effect on the conduct and scope of the Company’s business, its results of operations and its financial position. Because the Company is unable to estimate the amount of damages that it might incur as a result of the outcome of this litigation, no liability or reserve has been recorded related to it.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      In November 2002, Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

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

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The parties have lodged with the court a stipulation agreeing to defer all proceedings and continue all responsive dates until further action by the parties. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

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

Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company, Royal Indemnity Company and TIG Insurance Company of Michigan sent the Company notices of rescission of the officers and directors liability policies issued to Homestore for the period of August 2000 through August 2001. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against Homestore and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. The Company requested that the court stay the Federal and Genesis actions but those requests were denied in March 2003.

      In February 2003, TIG Insurance Company dismissed its federal court rescission action and filed a new rescission action against the Company and certain of its current and former officers and directors in California State Superior Court. We have answered the complaint and discovery is beginning.

      In October 2002, Lumbermen’s Mutual Casualty Company rescinded and filed a similar complaint against Homestore and certain current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles. The Company has filed an answer and discovery is beginning. Trial has been set for January 2004.

      In May 2003, the United States District Court for the Central District of California denied the Company’s request that the hearing on Federal’s motion for summary judgment be continued to allow the Company to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. The Company intends to appeal the District Court’s judgment to the Ninth Circuit Court of Appeals and to defend the remaining actions vigorously; however, the Company is unable to form a judgment as to the ultimate outcomes.

Other Litigation

      In connection with the Company’s acquisition of the Move.com Group, Cendant has alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 consolidated financial statements. In connection with the

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, the Company entered into a series of related agreements with Cendant that provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to the Company’s acquisition of the Move.com Group. The Company has been engaged with Cendant in discussions relating to Cendant’s allegations, and the Company and Cendant have considered certain amendments to the agreements that would materially alter the Company’s rights and Cendant’s restrictions and obligations in order to settle these potential claims. The Company cannot assure that these discussions will yield a satisfactory resolution. If the Company and Cendant are unable to achieve a satisfactory resolution, Cendant is likely to pursue litigation against the Company. Both the potential direct and indirect consequences of any such litigation pose a significant risk of a material adverse effect on the conduct and scope of the Company’s business, its results of operations and its financial position.

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

      In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc. (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica is seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and was completed in March 2003. The arbitrator ruled that Amica was not entitled to any consequential damages or lost profits. The arbitrator has not yet reached a decision with regard to any compensatory damages.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company believes that this case is without merit and intends to defend this claim vigorously, the Company is unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled, however the Company believes that it will be set for summer 2003.

      In June 2002, Tren Technologies (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The Complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and Homebuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s Homebuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On February 3, 2003, the court ordered that the case be dismissed by the court clerk without further order twenty days later unless prior to that date an attorney entered an appearance on behalf of Tren along with a sworn statement that it was counsel’s intention to prosecute the action through trial. No qualifying appearance was entered on or before February 23, 2003, and on March 3, 2003, in accordance with the court’s conditional

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

order of dismissal, the court clerk administratively closed the case. However, an attorney filed an appearance on behalf of Tren on March 24, 2003, and the court recently ordered that a preliminary pretrial conference be held on May 22, 2003. The Company is uncertain whether the court will reopen the case, but will contend that the case should not be reopened and that the dismissal of the case should remain intact.

Contingencies

      From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-Q and except as set forth herein, the Company is not a party to any litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. In connection with various purchase agreements and acquisitions, the Company enters into contractual guarantees. In addition, in the normal course of business the Company may periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report, as well as those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2002, and in other documents we filed with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

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

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR, the National Association of Home Builders, or NAHB, hundreds of Multiple Listing Services, or MLSs, the Manufactured Housing Institute, or MHI, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.com. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities.

Our Operating Segments

      As of the beginning of fiscal year 2003, we combined the previously reported Online Advertising segment with the Media Services segment as we changed the way that we manage and evaluate our businesses. In addition, the Company changed the names of the Software and Services segment to Software and the Offline Advertising segment to Print. As a result of this change, we now evaluate performance and allocate resources based on the following three segments:

      Media Services. Media Services represents our products and media services that promote and connect real estate professionals to consumers as well as providing online advertising through our REALTOR.com®, HomeBuilder.com, Homestore Apartments & Rentals and Homestore.com websites. This segment also includes our limited international activities.

      Software. Software (formerly Software and Services) includes our property listing management and customer relationship management applications for REALTORS®, Multiple Listing Services, or MLSs, and homebuilders, offered through our Top Producer®, WyldFyreTM, and Computers For Tracts, or CFT, businesses, respectively.

      Print. Print (formerly Offline Advertising) incorporates the targeted, new-mover advertising products provided by our Welcome Wagon® unit, and sales of new home plans and related magazines through our Homestore Plans and Publications businesses.

Basis of Presentation

      We were incorporated in the state of Delaware in 1993 under the name InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc.

      These consolidated financial statements include the consolidated accounts of Homestore, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions

      We have a history of acquisitions dating back to 1998, but have not engaged in any acquisition activity since August 2001, when we acquired iPlace, Inc.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

Legal Contingencies

      We are currently involved in certain legal proceedings, as discussed in “Part II Item 1. Legal Proceedings.” Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $19.2 million, or 26%, to $54.9 million for the three months ended March 31, 2003 from revenue of $74.1 million for the three months ended March 31, 2002. The primary reasons for the decline in revenue were due to decreases in the Media Services segment of $11.0 million, the Software segment of $5.2 million, and the Print segment of $3.0 million. Related party revenues decreased $8.0 million to $2.9 million for the three months ended March 31, 2003, primarily in the Media Services segment.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately $6.9 million, or 31%, to $15.3 million for the three months ended March 31, 2003 from $22.2 million for the three months ended March 31, 2002. The decrease was primarily due to decreases in personnel and related costs of $2.9 million, royalties and fees of $1.2 million, production and fulfillment costs of approximately $600,000, hosting and imaging costs of $1.4 million, and other direct costs of approximately $700,000. Personnel costs and other direct costs decreased primarily due to our restructuring efforts during 2002. The decreases in both production and fulfillment costs and hosting and imaging costs were due to the elimination of the full service virtual tours business as we switched to a self service model. The decrease in royalties and fees is primarily due to a change in methodology in the calculation of certain royalties from a percentage of revenue to a fixed fee arrangement.

      Gross margin percentage for the three months ended March 31, 2003 was 72%, two percentage points higher than the gross margin percentage of 70% for the three months ended March 31, 2002. The increase in gross margin percentage was primarily due to factors mentioned above.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $21.0 million, or 44%, to $26.9 million for the three months ended March 31, 2003 from $47.9 million for the three months ended March 31, 2002. The overall decrease was primarily due to decreases in personnel and related costs of $4.3 million, stock-based charges of $18.9 million, and other overhead of $692,000, partially offset by increases in marketing costs of $2.9 million. Personnel and other overhead costs decreased primarily due to our restructuring efforts during 2002. The increase in marketing costs is due to an increase in distribution costs associated with traffic acquisition. Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $2.7 million, or 33%, to $5.4 million for the three months ended March 31, 2003 from $8.1 million for the three months ended March 31, 2002. The decrease was primarily due to decreases in personnel and related costs of $955,000 and the reduction of other overhead of $1.7 million. These decreases were primarily a result of our restructuring efforts.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $7.7 million, or 31%, to $17.4 million for the three months ended March 31, 2003 from $25.1 million for the three months ended March 31, 2002. The decrease was primarily due to decreases in personnel and related costs of $2.6 million, bad debt expense of $2.9 million, stock-based charges of $707,000 and other overhead of $1.5 million. The decreases in personnel and related costs and other overhead were primarily a result of our restructuring efforts in 2002 and other cost cutting measures. The decrease in bad debt expense relates to a closer alignment between our sales force compensation and tighter credit and collection policies.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $7.6 million for the three months ended March 31, 2003 compared to $9.4 million for the three months ended March 31, 2002. The decrease in amortization was due to the impairment of intangible assets in the fourth quarter of 2002.

      Acquisition and restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the three months ended March 31, 2003 and there were no new restructuring plans approved during this period. Acquisition and restructuring charges were $1.8 million for the three months ended March 31, 2002 related to the restructuring plan approved in the first quarter of 2002.

      In the third quarter of 2002, our Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of March 31, 2003, all of the planned 190 employees have been terminated and a total of 29 have not yet been paid severance.

      In connection with this restructuring and integration plan, we recorded a charge of $3.6 million in the third quarter of 2002, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	1,555	2,033	3,588
Cash paid	(1,155)	(253)	(1,408)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(59)	(549)	(608)

Restructuring accrual at March 31, 2003	$341	$1,231	$1,572

      Substantially all of the remaining restructuring liabilities at March 31, 2003 will be paid in 2003.

      In the first quarter of 2002, our Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of March 31, 2003, eight of the planned 270 employees have not yet been paid severance.

      In connection with this restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduce our estimate for employee termination pay by $242,000.

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at September 30, 2002	26	1,760	—	1,786
Cash paid	—	(54)	—	(54)

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	—	(109)	—	(109)

Restructuring accrual at March 31, 2003	$26	$1,597	$—	$1,623

      Substantially all of the remaining restructuring liabilities at March 31, 2003, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

      In the fourth quarter of 2001, our Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve our customers. The plan included the unwinding of our newly formed or recently acquired international operations and a broad restructuring of our core operations.

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

      In connection with this restructuring and integration plan, we recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us. During the three months ended March 31, 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the three months ended June 30, 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to conclude these estimates must be revised. Because we believed it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the quarter ended September 30, 2002. We also reduced our estimates for employee termination pay by $396,000 and our contractual obligations by $339,000. As of March 31, 2003, four of the planned 700 employees have not yet been paid severance.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(363)	(1,385)	—	(707)	(2,455)
Change in estimates	(396)	6,515	—	(339)	5,780

Restructuring accrual at September 30, 2002	27	14,775	—	1,683	16,485
Cash paid	—	(1,095)	—	(520)	(1,615)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	—	(1,469)	—	(327)	(1,796)

Restructuring accrual at March 31, 2003	$27	$12,211	$—	$836	$13,074

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenue	$373	$373
Cost of revenue	15	47
Sales and marketing	2,367	21,240
Product and website development	14	45
General and administrative	75	782

	$2,844	$22,487

      Stock-based charges decreased by $19.6 million to $2.8 million for the three months ended March 31, 2003 from $22.5 million for the three months ended March 31, 2002.

Interest Income (Expense), Net

      Interest income (expense), net, decreased $577,000 to interest expense of $38,000 for the three months ended March 31, 2003, from interest income of $539,000 for the three months ended March 31, 2002 primarily as a result of reduced cash balances, a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Gain on Settlement of Distribution Agreement

      In January 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated the obligation under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our Consolidated Balance Sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million.

Other Income, Net

      Other income, net, of $761,000 for the three months ended March 31, 2003, consists primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters. Other income, net, for the three months ended March 31, 2002 consists of $10.8 million of income from an amendment of an existing agreement. The amendment relieved us of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security of $3.0 million and the accretion of a distribution obligation of $3.7 million.

Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $229,000 during the three months ended March 31, 2003, as a result of receipt of cash and stock released from our original escrow related to our purchase of iPlace. The results of operations include income from discontinued operations of $846,000 for the three months ended March 31, 2002.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2003 and 2002. As of December 31, 2002, we had $569.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2003, we combined the previously reported Online Advertising segment with the Media Services segment as we changed the way that we manage and evaluate our businesses. In addition, we changed the names of the Software and Services segment to Software and the Offline Advertising segment to Print. As a result of these changes, we now evaluate performance and allocate resources based on three segments, consisting of Media Services, Software, and Print. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to us to assess performance and make decisions.

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

      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Media services	$35,967	$46,985
Software	6,866	12,121
Print	12,024	15,010

Total revenue	54,857	74,116

Cost of revenue and operating expenses:
Media services	32,985	42,791
Software	8,712	12,336
Print	12,513	14,779
Unallocated	18,466	44,639

Total cost of revenue and operating expenses	72,676	114,545

Loss from operations	$(17,819)	$(40,429)

Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related produces and services.

      Media Services revenue decreased approximately $11.0 million, or 23%, to $36.0 million for the three months ended March 31, 2003, compared to $47.0 million for the three months ended March 31, 2002. The decrease is primarily due to a reduction in revenue from our virtual tour products, bulk purchases by a related party that expired in the fourth quarter of 2002, decreased revenue share from AOL and the expiration of large sponsorship contracts that did not renew during 2002. These decreases were partially offset by increases in revenue from our Realtor® subscription and Featured Home products. Media Services revenue represented approximately 65% of total revenue for the three months ended March 31, 2003 compared to 63% of total revenue for the three months ended March 31, 2002.

      Media Services expenses decreased $9.8 million, or 23%, to $33.0 million for the three months ended March 31, 2003 from $42.8 million for the three months ended March 31, 2002. The decrease was primarily due to decreases in personnel costs of $5.4 million, hosting and imaging costs of $1.2 million, royalties and fees of $1.0 million, and other overhead costs of $4.0 million as compared to the three months ended March 31, 2002. These decreases were partially offset by an increase in marketing costs, including distribution fees of $1.8 million. Personnel costs and other overhead costs decreased primarily due to the implementation of our restructuring plans. The decrease in hosting and imaging costs were due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel in 2002. Royalties and fees decreased primarily due to a change from a revenue sharing model to a fee per listing model, while marketing costs increased primarily due to an increase in distribution costs associated with traffic acquisition.

      Media Services generated operating income of $3.0 million for the three months ended March 31, 2003 compared to operating income of $4.2 million for the three months ended March 31, 2002 primarily due to factors outlined above.

      As a part of our evaluation of the business, we plan to change the Media Services product offering. Historically, the product offerings have been provided for a fixed subscription fee. Beginning later this year, we plan to offer these services under a traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change is contemplated to compete more effectively with traditional offline media products and implementation of these changes will be phased in over the next two quarters.

Software

      Our Software segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and, in 2002, The Hessel Group businesses.

      Software revenue decreased $5.2 million, or 43%, to $6.9 million for the three months ended March 31, 2003, compared to $12.1 million for the three months ended March 31, 2002. The decrease was due to three factors: 1) a reduction in revenue from a related party for a custom development project that is substantially complete at Top Producer; 2) the introduction of a new on-line version of Top Producer’s leading product in the second half of 2002 which caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee, causing a decline in revenue; and 3) a reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of fiscal 2002. Software revenue represented approximately 13% of total revenue for the three months ended March 31, 2003 compared to 16% of total revenue for the three months ended March 31, 2002.

      Software expenses decreased $3.6 million, or 29%, to $8.7 million for the three months ended March 31, 2003, compared to $12.3 million for the three months ended March 31, 2002, primarily due to the shutdown and sale of assets of The Hessel Group. There were also reductions in personnel related costs at the remaining software companies as a result of our restructuring efforts during 2002 and other cost reduction activities.

      Software generated an operating loss of $1.8 million for the three months ended March 31, 2003, compared to an operating loss of $215,000 for the three months ended March 31, 2002, primarily due to the decline in revenue outlined above. As mentioned above, we have introduced a new on-line version of Top Producer’s leading product. As sales shift from the desktop product sold for an upfront license fee to an online product sold for a lower monthly subscription fee, we may continue to experience a temporary decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales.

Print

      Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Print revenue decreased $3.0 million, or 20%, to $12.0 million for the three months ended March 31, 2003, compared to $15.0 million for the three months ended March 31, 2002. The decrease was primarily due to a significant shortfall in the size of our local merchant sales force and a reduction in advertising spending by local merchants and consumers due to the general economic conditions. Print revenue represented approximately 22% of total revenue for the three months ended March 31, 2003 compared to 20% of total revenue for the three months ended March 31, 2002.

      Print expenses decreased $2.3 million, or 15%, to $12.5 million for the three months ended March 31, 2003, compared to expenses of $14.8 million for the three months ended March 31, 2002. The decrease was directly attributable to significant changes in the cost structure at Welcome Wagon resulting in reduced headcount and production costs.

      Print generated an operating loss of $489,000 for the three months ended March 31, 2003, compared to operating income of $231,000 for the three months ended March 31, 2002 as a direct result of the factors outlined above.

Unallocated

      Unallocated expenses decreased to $18.5 million for the three months ended March 31, 2003 from $44.6 million for the three months ended March 31, 2002. The decrease was primarily due to decreases in stock-based charges of $19.6 million, amortization of intangibles of $1.8 million, acquisition and restructuring charges of $1.8 million and other costs of $2.8 million primarily related to a reduction in overhead costs due to the implementation of our restructuring plans in 2002. The reduction in stock-based charges is a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the fourth quarter of 2002. We are continuing to look for additional reductions in our corporate overhead expenses but cannot provide assurances that they will be achieved.

Liquidity and Capital Resources

      Net cash used in continuing operating activities of $9.6 million for the three months ended March 31, 2003 was attributable to the net income from continuing operations of $87.0 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges, gain on settlement of distribution agreement of $104.1 million and other non-cash items, aggregating to $90.1 million. Net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $6.5 million, principally relating to decreases in accounts payable balances and deferred revenue. Because of the impact of our restructuring efforts in 2002, the cash flow from operations for the quarter ended March 31, 2002 is not comparable to our current results. Net cash used by continuing operating activities was $27.4 million for the three months ended March 31, 2002. Net cash used in continuing operating activities was the result of the operating loss from continuing operations of $35.7 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $45.1 million. The impact of net cash used in continuing operating activities was further reduced by variances in operating assets and liabilities of approximately $36.9 million, principally relating to decreases in accounts payable balances and deferred revenue.

      Net cash used in investing activities of $1.2 million for the three months ended March 31, 2003 was attributable to purchases of capital expenditures of $2.5 million partially offset by the sale of assets of $1.3 million. Net cash provided by investing activities of $15.9 million for the three months ended March 31, 2002 was primarily attributable to the maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $1.7 million, partially offset by capital expenditures of $256,000.

      Net cash provided by financing activities of $232,000 for the three months ended March 31, 2003 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2002 was primarily attributable to the repayment of stockholders notes of $3.3 million.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of March 31, 2003, we had an accumulated deficit of $1.8 billion and cash and cash equivalents of $70.0 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise reporting system. Total contractual commitments as of March 31, 2003 associated with the project were $4.5 million of which $2.0 million was paid by March 31, 2003. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. However, we have stated our intention to invest in our products and our infrastructure and incur at least $10.0 million in capital expenditures in 2003. We believe that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months.

      We may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in “Part II Item 1. Legal Proceedings.”

      On November 18, 2002, we began trading on The NASDAQ SmallCap Market under the current symbol “HOMS.” The NASDAQ SmallCap Market is viewed by some investors as a less desirable and less liquid marketplace than The NASDAQ National Market. We must satisfy The NASDAQ SmallCap Market’s minimum listing maintenance requirements to maintain our listing on The NASDAQ SmallCap Market. The listing maintenance requirements set forth in NASDAQ’s Marketplace Rules include a series of financial tests relating to stockholders’ equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. On March 11, 2003, NASDAQ notified us of our non-compliance with such minimum closing bid price requirements. We now have to demonstrate in the succeeding 180 days a closing bid price of at least $1.00 per share for a period of ten consecutive business days to regain compliance. If we are unable to achieve a $1.00 per share bid price prior to the expiration of this period, we may be eligible for an additional 180-day extension of the bid price exception, provided that we demonstrate stockholders’ equity of at least $5.0 million, a market capitalization of at least $50.0 million or net income of at least $750,000 from continuing operations for the year ended 2003. We must also demonstrate compliance with all requirements for continued listing on The NASDAQ SmallCap Market. Failure to maintain our listing on The NASDAQ SmallCap Market could adversely impact our ability to raise capital.

Recent Accounting Developments

      In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 requires severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 in the first quarter of 2003 did not have material impact on our consolidated financial position, results of operations or cash flows.

      In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with Opinion 20 and Statement 3, with early application of this consensus permitted. We are currently evaluating the impact this consensus will have on our financial statements.

RISK FACTORS

      You should consider carefully the following risk factor, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2002, and other information included or incorporated by reference in this current report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If the following risk actually occurs, our business, financial condition and operating results could be materially adversely affected.

          Litigation and an SEC investigation relating to accounting irregularities could have an adverse effect on our business.

      In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry of certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. In February 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, in March 2002 we filed an amended Form 10-K for the year ended December 31, 2000, and in March 2002 we filed amended an Form 10-Qs for each of the first three quarters of 2001. Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and three lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff (the “Plaintiff”) in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP, AOL, and Cendant Corporation. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of our current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and our former chief executive officer. We did not file a motion to dismiss the Plaintiff’s claims against us, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against us.

      It is possible that we may be required to pay substantial damages or a substantial settlement amount in connection with the litigation although, as is the case with any litigation, it is difficult to predict the outcome of this matter. However, in light of the fact that we determined that it was necessary to restate our 2000 and the first three quarters of 2001 financial results, due to the circumstances forming the basis of the Plaintiff’s allegations, and the fact that four of our former employees have pled guilty to violating federal securities laws in connection with the financial results which required restatement, this litigation poses a significant risk of a material adverse effect on the conduct and scope of our business, our results of operations and our financial position. Because we are unable to estimate the amount of damages that we might incur as a result of the outcome of this litigation, we have not recorded any liability or reserve related to it. For further description of the nature and status of the legal proceedings in which we are involved, see “Part II Item 1. Legal Proceedings.”

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

      In September 2002 and March 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed us that they would not bring any enforcement action against us because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is ongoing and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

          Litigation by Cendant could have an adverse effect on our business.

      In connection with our acquisition of the Move.com Group, Cendant has alleged that we may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our 2000 consolidated financial statements. In connection with the acquisition, we entered into a series of related agreements with Cendant that provided us with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of our shares. Cendant has proposed amendments to certain of the related agreements in consideration of settling any potential claims related to our acquisition of the Move.com Group. We have been engaged with Cendant in discussions relating to Cendant’s allegations, and have considered certain amendments to the agreements that would materially alter our rights and Cendant’s restrictions and obligations in order to settle these potential claims. We cannot assure you that these discussions will yield a satisfactory resolution. If we are unable to achieve a satisfactory resolution, Cendant is likely to pursue litigation against us. Both the potential direct and indirect consequences of any such litigation pose a significant risk of a material adverse effect on the conduct and scope of our business, our results of operations and our financial position.

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

      There have been no significant changes in our internal controls or other factors that could significantly affect those controls since the date of our last evaluation of our internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in those controls.

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

      See the disclosure regarding litigation included in Note 13, “Commitments and Contingencies,” to our unaudited consolidated financial statements contained in Part I to this Form 10-Q, which disclosure is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Pursuant to a contractual arrangement providing for deferred payment in connection with our acquisition of Top Producer, Inc. in May 2000, in the first quarter of 2003 we issued 168,141 shares of our common stock to the former stockholders of Top Producer in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

3.01.1	Amended and Restated Certificate of Incorporation dated August 10, 1999.
3.01.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 22, 2002.
99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. § 1350(a) and (b)).

      (b) Reports on Form 8-K

      On January 7, 2003, we filed on Form 8-K a press release announcing the appointment of Bruce Willison to our Board of Directors.

      On January 9, 2003, we filed on Form 8-K a press release announcing a new marketing agreement, a settlement of a contractual dispute, and termination of an existing marketing agreement with America Online, Inc.

      On March 7, 2003, we filed on Form 8-K a press release announcing fourth quarter and full year 2002 results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestore, Inc.

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer