Form 10-Q
period 2003-06-30
HOMESTORE INC
filed 2003-08-14
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26659

Homestore, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4438337 (I.R.S. Employer Identification Number)

30700 Russell Ranch Road Westlake Village, California (Address of Principal Executive Office)	91362 (Zip Code)

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

Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes [X]     No [  ]

     At July 31, 2003, the registrant had 119,142,220 shares of its common stock outstanding.

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1.	Homestore, Inc. Consolidated Financial Statements
Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,709	$80,463
Restricted cash	—	90,000
Accounts receivable, net	15,336	25,945
Current portion of prepaid distribution expense	23,397	21,863
Other current assets	12,992	12,739

Total current assets	107,434	231,010
Prepaid distribution expense, net of current portion	2,227	13,150
Property and equipment, net	25,327	25,933
Goodwill, net	21,762	23,258
Intangible assets, net	46,674	72,771
Other assets	13,135	13,086

Total assets	$216,559	$379,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,397	$3,419
Accrued expenses	43,680	59,732
Accrued litigation settlement (see note 14)	63,600	—
Accrued distribution obligation	14,735	211,973
Deferred revenue	35,529	29,625
Deferred revenue from related parties	4,673	7,024

Total current liabilities	164,614	311,773
Distribution obligation, net of current portion	—	7,500
Deferred revenue from related parties	4,364	6,510
Other non-current liabilities	10,550	14,695

Total liabilities	179,528	340,478

Commitments and contingencies (see note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	119	118
Additional paid-in capital	1,991,449	1,990,755
Treasury stock	(18,886)	(18,567)
Notes receivable from stockholders	(62)	(106)
Deferred stock-based charges	(315)	(2,246)
Accumulated other comprehensive income (loss)	11	(424)
Accumulated deficit	(1,935,285)	(1,930,800)

Total stockholders’ equity	37,031	38,730

Total liabilities and stockholders’ equity	$216,559	$379,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$52,332	$58,225	$104,247	$121,392
Related party revenue	1,555	7,669	4,497	18,618

Total revenue	53,887	65,894	108,744	140,010
Cost of revenue	15,335	21,346	30,659	43,546

Gross profit	38,552	44,548	78,085	96,464

Operating expenses:
Sales and marketing	26,086	40,858	53,010	88,735
Product and website development	6,010	9,657	11,451	17,821
General and administrative	18,506	21,780	35,903	46,920
Amortization of intangible assets	6,349	9,161	13,939	18,524
Litigation settlement (see note 14)	63,600	23,000	63,600	23,000
Impairment of long-lived assets (see note 7)	12,158	—	12,158	—
Acquisition and restructuring charges (see note 6)	—	(459)	—	1,342

Total operating expenses	132,709	103,997	190,061	196,342

Loss from operations	(94,157)	(59,449)	(111,976)	(99,878)
Interest income (expense), net	(16)	909	(54)	1,448
Gain on settlement of distribution agreement (see note 12)	—	—	104,071	—
Other income (expense), net	183	(3,896)	944	339

Loss from continuing operations	(93,990)	(62,436)	(7,015)	(98,091)
Gain on disposition of discontinued operations (see note 5)	2,301	10,179	2,530	10,179
Income from discontinued operations (see note 5)	—	—	—	846

Net loss	$(91,689)	$(52,257)	$(4,485)	$(87,066)

Unrealized gain (loss) on marketable securities	(11)	(135)	(4)	2,047
Foreign currency translation	229	(199)	439	221

Comprehensive loss	$(91,471)	$(52,591)	$(4,050)	$(84,798)

Basic and diluted net loss per share (see note 10):
Continuing operations	$(0.80)	$(0.53)	$(0.06)	$(0.83)
Discontinued operations	$0.02	0.09	$0.02	0.09

Net loss	$(0.78)	$(0.44)	$(0.04)	$(0.74)

Shares used to calculate basic and diluted per share amounts
Basic and diluted	118,114	117,825	118,132	117,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from continuing operating activities:
Loss from continuing operations	$(7,015)	$(98,091)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	6,396	7,567
Amortization of intangible assets	13,939	18,524
Accretion of distribution agreement	—	7,406
Impairment of long-lived assets	12,158	—
Provision for doubtful accounts	1,485	5,569
Acquisition and restructuring charges	—	260
Stock-based charges	4,156	36,995
Gain on settlement of distribution agreement	(104,071)	—
Other non-cash items	186	5,737
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	4,041	(6,991)
Prepaid distribution expense	9,389	5,912
Restricted cash	90,000	—
Other assets	439	2,472
Accounts payable and accrued expenses	48,808	(28,908)
Accrued distribution agreement	(104,832)	—
Deferred revenue	5,904	2,107
Deferred revenue from related parties	(4,497)	(11,421)

Net cash used in continuing operating activities	(23,514)	(52,862)

Cash flows from investing activities:
Purchases of property and equipment	(5,262)	(647)
Proceeds from sale of marketable equity securities	—	1,737
Proceeds from sale of assets	1,320	—
Maturities of short-term investments	—	14,394

Net cash provided by (used in) investing activities	(3,942)	15,484

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	—	3,340
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	251	588
Settlement of a stock issuance obligation	—	(521)
Transfer to restricted cash	—	(2,863)

Net cash provided by financing activities	251	544

Net cash used in continuing activities	(27,205)	(36,834)
Net cash provided by discontinued operations	2,451	63,419

Change in cash and cash equivalents	(24,754)	26,585
Cash and cash equivalents, beginning of period	80,463	38,272

Cash and cash equivalents, end of period	$55,709	$64,857

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

     Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2003, the Company had an accumulated deficit of $1.9 billion and cash and cash equivalents of $55.7 million. The Company has no material financial commitments other than those under operating lease agreements, distribution and marketing agreements, and consulting arrangements with service providers in connection with the first phase of implementation of the Company’s new enterprise reporting system. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s recently announced settlement of the Securities Class Action Lawsuit (as described in Note 14) will further deplete its cash balance by $13.0 million and increase the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by litigation (see Note 13).

2. BASIS OF PRESENTATION:

     The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 8-K filed with the SEC on August 14, 2003.

The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3. SIGNIFICANT ACCOUNTING POLICY:

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and six months ended June 30, 2003 and 2002, the pro forma amounts of the Company’s net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders:
As reported	$(91,689)	$(52,257)	$(4,485)	$(87,066)
Add: Stock-based charges included in reported net loss	1,312	14,508	4,156	36,995
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(5,802)	(22,472)	(11,662)	(56,580)

Pro forma net loss	$(96,179)	$(60,221)	$(11,991)	$(106,651)

Net loss per share:
Basic and diluted as reported	$(0.78)	$(0.44)	$(0.04)	$(0.74)

Basic and diluted — pro forma	$(0.81)	$(0.51)	$(0.10)	$(0.91)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Risk-free interest rates	2.8%	4%	3.5%	4%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	145%	147%	145%	147%

4. RECENT ACCOUNTING DEVELOPMENTS:

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 requires severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The FASB’s new rules on liabilities for disposal obligations reconsiders the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses the issue separately from the scope of SFAS No. 144. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of EITF No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments, many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact this standard will have on its financial statements, but the Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

     On March 26, 2002, MemberWorks, Inc. (“MemberWorks”), one of the former owners of iPlace, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against the Company. On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest transferred to the Company resulting in net proceeds to the Company of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace.

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by discontinued operations.” To date, $14.3 million has been recorded as “Gain on disposition of discontinued operations.” As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. In April 2003, $2.3 million of escrow proceeds were released to the Company in accordance with the agreement and was recognized as additional “Gain on disposition of discontinued operations” in the statement of operations for the three and six months ended June 30, 2003. As of June 30, 2003, cash subject to the escrow was $7.0 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the fourth quarter of 2003, but there are certain potential claims against that escrow that could reduce or delay the release. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the six months ended June 30, 2002.

     As a result of the Company’s initial purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $1,000 and $230,000 for the three and six months ended June 30, 2003, respectively, and recorded a gain on disposition of discontinued operations during those same periods.

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

     A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(363)	(1,385)	—	(707)	(2,455)
Change in estimates	(396)	6,515	—	(339)	5,780

Restructuring accrual at September 30, 2002	27	14,775	—	1,683	16,485
Cash paid	—	(1,095)	—	(520)	(1,615)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	—	(1,469)	—	(327)	(1,796)

Restructuring accrual at March 31, 2003	27	12,211	—	836	13,074
Cash paid	(6)	(1,231)	—	(180)	(1,417)

Restructuring accrual at June 30, 2003	$21	$10,980	$—	$656	$11,657

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at June 30, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

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

     In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduced its estimate for employee termination pay by $242,000.

     A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at September 30, 2002	26	1,760	—	1,786
Cash paid	—	(54)	—	(54)

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	—	(109)	—	(109)

Restructuring accrual at March 31, 2003	26	1,597	—	1,623
Cash paid	(12)	(91)	—	(103)

Restructuring accrual at June 30, 2003	$14	$1,506	$—	$1,520

     Substantially all of the remaining restructuring liabilities at June 30, 2003, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

     In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

     As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of June 30, 2003, three of the planned 190 employees have not yet been terminated and a total of eight have not yet been paid severance.

     In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in the acquisition and restructuring charges line in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

     A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	1,555	2,033	3,588
Cash paid	(1,155)	(253)	(1,408)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(59)	(549)	(608)

Restructuring accrual at March 31, 2003	341	1,231	1,572
Cash paid	(198)	(349)	(547)

Restructuring accrual at June 30, 2003	$143	$882	$1,025

     Substantially all of the remaining restructuring liabilities at June 30, 2003 will be paid in 2003.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill, net by segment, excluding discontinued operations, as of June 30, 2003 and December 31, 2002 is as follows (in thousands):

	June 30,	December 31,
	2003	2002

Media services	$1,307	$1,307
Software	13,941	15,437
Print	6,514	6,514

Total	$21,762	$23,258

     During the six months ended June 30, 2003, the Company sold the assets of The Hessel Group (“Hessel”) resulting in a decrease in goodwill in the Software segment of $1.5 million.

     Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	June 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$27,661	$21,592	$27,661	$19,231
Trade name, trademarks, websites and brand names	23,201	4,652	23,201	3,525
Online traffic	18,636	12,902	18,636	8,601
Purchased content	15,604	8,850	15,604	5,900
Exclusive electronic listing and rights agreement	—	—	13,220	1,442
Purchased technology	11,690	7,384	11,690	6,139
Porting relationships	1,728	915	1,728	610
NAR® operating agreement	1,578	225	1,578	150
Other	5,844	2,748	7,811	2,760

Total	$105,942	$59,268	$121,129	$48,358

     In conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”) as described in Note 14, the Company relinquished certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and Welcome Wagon International, Inc. (collectively referred to as the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company has recorded an impairment charge of $12.2 million in the three months and six months ended June 30, 2003.

     Amortization expense for intangible assets for the three and six months ended June 30, 2003 was $6.3 million and $13.9 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Years Ended December 31,	Amount

2003(remaining six months)	$11,857
2004	13,819
2005	6,279
2006	2,276
2007	1,424

8. RELATED PARTY TRANSACTIONS:

     In connection with and contingent upon the closing of the acquisition of the Move.com Group during 2001, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Revenue of $1.6 million and $7.7 million related to these transactions was recognized in the three months ended June 30, 2003 and 2002, respectively and revenue of $4.5 million and $18.6 million related to the these transactions was recognized in the six months ended June 30, 2003 and 2002, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. The Company had recorded at June 30, 2003 deferred revenue of approximately $9.0 million, related to these agreements. The majority of this deferred revenue will be recognized over the next two years.

     The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and two years.

     During the first quarter of 2002, the Company amended certain of these agreements and recorded other income of approximately $10.8 million for the three and six months ended June 30, 2002. This other income resulted from amendments which relieved the Company of certain future delivery obligations under those agreements.

     During 2002, the Company re-negotiated the earn-out agreement with the former owners of Top Producer, Inc. that was tied to the original purchase agreement. Several of the former owners are also employed by the Company. This revised the contingent obligation and fixed it at $10.2 million. The Company had $7.1 million accrued as a liability in the June 30, 2003 Consolidated Balance Sheet relating to this agreement.

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

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue	$373	$373	$746	$755
Cost of revenue	1	16	16	63
Sales and marketing	906	13,997	3,273	35,228
Product and website development	1	15	15	60
General and administrative	31	107	106	889

	$1,312	$14,508	$4,156	$36,995

     Stock-based charges for the three and six months ended June 30, 2003 consists of $449,000 and $1.8 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

10. NET EARNINGS (LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted net earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Loss from continuing operations	$(93,990)	$(62,436)	$(7,015)	$(98,091)
Gain on disposition of discontinued operations	2,301	10,179	2,530	10,179
Income from discontinued operations	—	—	—	846

Net loss	$(91,689)	$(52,257)	$(4,485)	$(87,066)

Denominator:
Weighted average shares outstanding	118,114	117,825	118,132	117,696

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.80)	$(0.53)	$(0.06)	$(0.83)
Discontinued operations	$0.02	$0.09	$0.02	$0.09

Net loss	$(0.78)	$(0.44)	$(0.04)	$(0.74)

     The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of shares excluded from the basic and diluted loss per share computations were 24,204,839 for the three and six months ended June 30, 2003 and 27,164,374 for the three and six months ended June 30, 2002, respectively.

     The per share computations do not include the effect of the 20 million shares to be issued in connection with the settlement of the Securities Class Action Lawsuit (see Note 14). These shares will be included as outstanding shares and included in per share computations upon their issuance.

11. SEGMENT INFORMATION:

     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2003, the Company combined the previously reported Online Advertising segment with the Media Services segment as management changed the way that the Company manages and evaluates its businesses. In addition, the Company changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, management now evaluates performance and allocates resources based on three segments, consisting of Media Services, Software, and Print. The Company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; litigation settlement charges; impairment charges; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

     Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Media services	$35,559	$39,132	$71,526	$86,116
Software	6,997	12,319	13,863	24,440
Print	11,331	14,443	23,355	29,454

Total revenue	53,887	65,894	108,744	140,010

Cost of revenue and operating expenses:
Media services	35,920	36,007	68,905	78,798
Software	8,773	16,998	17,485	29,334
Print	12,101	15,850	24,614	30,629
Unallocated	91,250	56,488	109,716	101,127

Total cost of revenue and operating expenses	148,044	125,343	220,720	239,888

Loss from operations	$(94,157)	$(59,449)	$(111,976)	$(99,878)

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

     In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included in other income in the Consolidated Statement of Operations for the six months ended June 30, 2003.

13. COMMITMENTS AND CONTINGENCIES:

Shareholder Litigation

     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints seek an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint naming the Company, certain of its current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL Time Warner, Inc. and Cendant. The amended complaint makes various allegations, including that the Company violated federal securities laws, and seeks an unspecified amount of damages.

     On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against it, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

     On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit (See Note 14). The settlement, which is subject to court approval, will be filed with the court and a hearing on final approval is not expected before December 2003. See Note 14, “Subsequent Events,” for more information.

     In September 2002, Matt L. Brody filed a class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. In October 2002, defendants removed the action to the United States District Court, Central District of California. In June 2003, Plaintiff filed with the United States Court of Appeals for the Ninth Circuit, a Petition for Writ of Mandamus, asking the Ninth Circuit to direct the District Court to vacate its order denying Plaintiff’s motion to remand the action to state court. On August 11, 2003, the District Court issued an order dismissing without prejudice plaintiff’s claims against the defendants, and striking his class action allegations. The court found that the plaintiff had failed to meet the requirements of the Private Securities Litigation Reform Act to maintain the action as a class action; as well as other deficiencies in his complaint. Plaintiff has been given until September 8, 2003, to amend the complaint. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

     In November 2002, Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§

25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. In June 2003, the plaintiff filed a first-amended complaint, naming as defendants the Company, certain of the Company’s former officers, directors, and employees, AOL Time Warner, Inc. and PricewaterhouseCoopers LLP. The amended complaint alleges violations of the federal securities laws, intentional and negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporations Codes, intentional and negligent infliction of emotional distress, civil conspiracy, and misrepresentation in a securities transaction. The Company answered the amended complaint in July 2003. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

     In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by Homestore of its financial condition prior to the Company’s acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with the Company’s acquisition of iPlace in August 2001. On March 19, 2003, the court granted the Company’s motion to transfer this case to the United States District Court, Central District of California. In May 2003, the Company answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. Although the Company believes the plaintiff’s claims are without merit and intends to defend them vigorously, the Company is unable to express an opinion at this time as to the probable outcome of the litigation.

     In December 2002, Jeff Paradise and certain other former shareholders of iPlace filed a complaint in the United States District Court, Central District of California against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as common law fraud and negligent misrepresentation in connection with the Company’s acquisition of iPlace in August 2001. Homestore answered the complaint in March 2003. As the case is in the early stages of discovery, the Company is unable to express an opinion at this time as to its merits.

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

Insurance Coverage Litigation

     Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”) and TIG Insurance Company of Michigan (“TIG”) sent the Company notices of rescission of the officers and directors liability policies issued to Homestore for the period of August 4, 2001 through August 4, 2002. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against Homestore and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. The Company requested that the court stay the Federal and Genesis actions but those requests were denied in March 2003.

     In February 2003, TIG dismissed its federal court rescission action and filed a new rescission action against the Company and certain of its current and former officers and directors in California State Superior Court. The Company answered the complaint and discovery is beginning.

     In October 2002, Lumbermen’s Mutual Casualty Company rescinded and filed a similar complaint against Homestore and certain current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles. The Company answered the complaint and discovery is beginning. Trial has been set for January 2004.

     In May 2003, the United States District Court for the Central District of California denied the Company’s request that the hearing on Federal’s motion for summary judgment be continued to allow the Company to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. In July 2003, the same Court granted motions for summary judgment declaring that the directors and officers liability policies issued by Genesis, Royal and Clarendon are rescinded as to all insureds. The Company intends to appeal the District Court’s judgments to the Ninth Circuit Court of Appeals and to defend the remaining actions vigorously; however, the Company is unable to form a judgment as to the ultimate outcomes.

     In May 2003, XL Insurance, Ltd., sent the Company a notice of rescission of the officers and directors liability policy issued to Homestore for the period August 4, 2001 to August 4, 2002.

Other Litigation

     In connection with the Company’s acquisition of the Move.com Group, Cendant previously alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 consolidated financial statements. In connection with the acquisition, the Company entered into a series of related agreements with Cendant that, among other things provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. On August 5, 2003, the Company and Cendant settled potential claims relating to the Company’s acquisition of the Move.com Group and entered into certain new agreements with Cendant. See Note 14, “Subsequent Events,” for more information.

     In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. As the case is in the early stages of discovery, the Company is unable to express an opinion at this time as to its merits.

     In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc. (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica was seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and was completed in March 2003. The arbitrator ruled that Amica was not entitled to any consequential damages or lost profits. The arbitrator subsequently ruled that Amica was entitled to compensatory damages in the amount of $250,000. The Company filed a motion to vacate the arbitrator’s award with the court in August, 2003.

     In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company believes that this case is without merit and intends to defend this claim vigorously, the Company is unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled.

     In June 2002, Tren Technologies (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The Complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On February 3, 2003, the court ordered that the case be dismissed by the court clerk without further order twenty days later unless prior to that date an attorney entered an appearance on behalf of Tren along with a sworn statement that it was counsel’s intention to prosecute the action through trial. No qualifying appearance was entered on or before February 23, 2003, and on March 3, 2003, in accordance with the court’s conditional order of dismissal, the court clerk administratively closed the case. However, an attorney filed an appearance on behalf of Tren on March 24, 2003, and on May 23, 2003, the Court vacated its dismissal of Tren’s action. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.

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

14. SUBSEQUENT EVENTS:

     Settlement of Cendant Dispute

     In connection with the Company’s acquisition of the Move.com Group, the Company entered into a series of agreements with Cendant that, among other things, provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. In connection with the Company’s acquisition of the Move.com Group, Cendant previously alleged that the Company breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s consolidated financial statements for the year ended December 31, 2000 and the first three quarters of 2001. On August 5, 2003, the Company and Cendant settled potential claims relating to the Company’s acquisition of the Move.com Group and entered into certain new agreements with Cendant. The settlement terminated certain existing arrangements between the Company and Cendant and resulted in several new arrangements between the parties. The following summarizes the material terms of the settlement.

     Settlement Agreement. Under the terms of the Settlement Agreement, Cendant agreed not to sue the Company or its officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of the Company’s consolidated financial statements. However, in the circumstances described below, Cendant retains the right to sue the Company for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles.

     As discussed below under “Settlement of Securities Class Action Lawsuit,” on March 7, 2003, the court in the Securities Class Action Lawsuit dismissed, with prejudice, Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company. However, as part of the Company’s settlement of the Securities Class Action Lawsuit, the parties have requested that the court enter an order barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit. In the event that the settlement is ultimately approved, the Company anticipates that the court will enter the requested bar order.

     Such an order may preclude Cendant from seeking indemnification, contribution or similar relief from the Company in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on the Company’s financial position and results of operations.

     In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. Because the proofs of claim have not yet been submitted or accepted in the settlement of the Securities Class Action Lawsuit, the Company is unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.

     For its part, the Company released all claims against Cendant and its related parties (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group (other than with respect to the existing Falcon license agreement described below) and the Company’s prior restatement of its consolidated financial statements.

     The Settlement Agreement also provides for the termination of a stockholders agreement that contained a standstill provision under which Cendant had agreed not to acquire additional Homestore stock, a requirement that Cendant vote its Homestore stock in proportion to the vote of all other stockholders and restrictions on Cendant’s ability to sell its Homestore stock.

     The Settlement Agreement contains other provisions, including the requirement that the Company prepay approximately $1.5 million under an existing insurance contract that would otherwise be payable over three years.

     In addition to the Settlement Agreement, Cendant and the Company executed a new Registration Rights Agreement, an Option Agreement, a new Listings License Agreement and a Source Code License and Maintenance Services Agreement, each of which is described below.

     New Registration Rights Agreement. The new Registration Rights Agreement requires the Company to file a shelf registration statement relating to the approximately 18.3 million shares held by Cendant affiliates as a result of the acquisition of the Move.com Group, with expenses to be paid by the Company. If the registration statement is not effective on or before October 14, 2003, if the Company’s stock is delisted from The NASDAQ SmallCap Market, and in certain other circumstances, the Company will be required to pay Cendant liquidated damages of approximately $18,000 per business day, up to a maximum of $7.5 million. The Company’s obligation to pay liquidated damages will terminate if the registration statement has remained continuously effective and useable for a period of six months and the Company’s stock has not been delisted during that time. Cendant may request one underwritten offering pursuant to the new Registration Rights Agreement, with underwriters to be chosen by Cendant.

     Option Agreement. The Option Agreement grants to the Company an option to purchase 7,264,812 shares of the Company’s common stock held by Cendant affiliates. If the option were exercised with respect to a sufficient number of shares, and assuming Cendant acquires no additional shares, Cendant’s beneficial ownership of the Company’s common stock would be reduced to less than 10% of the total number of shares outstanding. The exercise price of the option is the highest closing price per share during the five most recent trading days ending on the date of the Company’s exercise of the option. The option will become exercisable on August 15, 2003 and expire on October 4, 2003. The option may be exercised in whole or in part.

     New Listings License Agreement. Under the new Listings License Agreement, Cendant grants to the Company a non-exclusive license to use Listing Data (generally defined as data and information related to the sale, purchase, lease, or rental of residential property) and Broker Agent Data (generally defined as data and information related to residential real property brokers or sales agents) on any of the Company’s websites where REALTOR.com® listings are displayed. Cendant is not obligated to provide any data to the extent that the Company can obtain the same data under one of its MLS agreements. Cendant can terminate the license for any reason upon 90 days written notice. The new Listings License Agreement also prohibits the Company from charging referral fees during the term of the agreement and for a period of three years following termination. Also for a period of three years following a termination of the new Listings License Agreement, Cendant cannot directly or indirectly take action to reduce the quality, quantity, substance, accuracy or timeliness of listings available to the Company from any MLS, or from Cendant or its affiliates or franchisees.

     The new Listings License Agreement replaces the prior Master Operating Agreement under which Cendant granted to the Company an exclusive license to use the Listing Data and a non-exclusive license to use the Broker Agent Data. The prior Master Operating Agreement had an initial term of 40 years, contained specific termination rights, provided the Company with additional non-exclusive licenses to New Resident Data (generally defined as data and information regarding the purchasers, renters, or lessors of residential real property) and other data related to residential property, granted the Company wider usage rights with regard to the licensed data, and provided for marketing and promotional efforts between the parties.

     Prior to the settlement, the Company was not receiving any Listings Data or Broker Agent Data from Cendant under the Master Operating Agreement because it was receiving such data from its arrangements with approximately 800 MLSs across the United States. The new Listings License Agreement does not affect the Company’s arrangements with these MLSs. Thus, the new Listings License Agreement, like the now terminated Master Operating Agreement, serves as a backup source for such data.

     In conjunction with the termination of the exclusive license under the Master Operating Agreement, the Company relinquished certain exclusive data rights and rights under other agreements. As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company has recorded an impairment charge of $12.2 million in the three months and six months ended June 30, 2003.

     Source Code License and Maintenance Services Agreement. Pursuant to an agreement dated October 26, 2000 (the “First Falcon Agreement”), the Company agreed to provide the Real Estate Technology Trust (“RETT”), a New York trust established by Cendant for the benefit of the franchisees of its real estate brands, a modified version of the Company’s Top Producer Online contact management software for real estate agents known as “Falcon.” The First Falcon Agreement contemplated that the parties would enter into a maintenance services agreement with respect to Falcon. In connection with the settlement, a Source Code License and Maintenance Services Agreement (the “Second Falcon Agreement”) was executed with Cendant under which the Company agreed to provide Cendant with the source code for the Falcon software and for certain other Top Producer Online software. Cendant may use this source code to maintain, modify, and upgrade the Falcon software. The Company also agreed to provide Cendant with a dedicated support staff who will use commercially reasonable efforts to maintain, modify, and upgrade Falcon as instructed by Cendant. The initial term for such support is three years, and Cendant will have the option to renew for one additional year. The Company is entitled to receive approximately $2.3 million in maintenance fees over the initial three-year term. Cendant agreed not to develop or promote a competitive online real estate customer relationship management system for two years.

     Following the settlement, the Company and RETT also entered into an Amendment to Software License Agreement (the “Amendment”), thereby amending the First Falcon Agreement. The Amendment modifies certain of the Falcon software functionality that the Company must deliver to RETT, and establishes deadlines by which the various Falcon software components must be delivered. The Amendment also requires the Company to develop new features and functionality for certain other Top Producer Online software. Further, the Amendment grants to RETT, Cendant, and certain of Cendant’s affiliates (including affiliates outside of the real estate industry) a license to use the Falcon software as newly described in the Amendment, and a license to use certain other Top Producer Online software.

     Settlement of Securities Class Action Lawsuit

     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL Time Warner, Inc. and Cendant. The amended complaint makes various allegations, including that the Company violated federal securities laws, and seeks an unspecified amount of damages.

     On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against it, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

     On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. The settlement is subject to preliminary approval by the U.S. District Court presiding over the Securities Class Action Lawsuit. The parties to the agreement will promptly seek preliminary approval from the court and anticipate that the court will rule on the request in the coming weeks. A final hearing will be held after delivery of notice to class members. At that time, the court will determine whether to grant final approval of the settlement.

     As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of the Company’s common stock valued at $50.6 million. The Company will place $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company has recorded a litigation settlement charge of $63.6 million in its operating results for the three months and six months ended June 30, 2003. In addition, the Company has agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors including requirements for independent directors and special committees, a non-classified Board of directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company and request that the court issue a bar order providing for the maximum protection to which the Company is entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. There are still additional risks to the Company that certain eligible class members may opt out of the settlement and pursue separate claims against the Company, that the settlement could fail to receive court approval or that the Company could be the subject of adverse rulings on some of the other securities claims there are currently outstanding in other jurisdictions.

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

     To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR, the National Association of Home Builders, or NAHB, hundreds of Multiple Listing Services, or MLSs, the Manufactured Housing Institute, or MHI, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.com. Under our agreements with NAR, NAHB, and MHI, we receive preferential promotion in their marketing activities.

Our Operating Segments

     As of the beginning of fiscal year 2003, we combined the previously reported Online Advertising segment with the Media Services segment as we changed the way that we manage and evaluate our businesses. In addition, we changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, we now evaluate performance and allocate resources based on the following three segments:

     Media Services. Media Services represents our products and media services that promote and connect real estate professionals to consumers as well as providing online advertising through our REALTOR.com®, HomeBuilder.com, Homestore Apartments & Rentals and Homestore.com websites. This segment also includes our limited international activities.

     Software. Software (formerly Software and Services) includes our property listing management and customer relationship management applications for REALTORS®, MLSs, and homebuilders, offered through our Top Producer®, WyldFyre ™, and Computers For Tracts, or CFT, businesses, respectively.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenue and Related Party Revenue

     Revenue, including non-cash stock-based charges, decreased approximately $12.0 million, or 18%, to $53.9 million for the three months ended June 30, 2003 from revenue of $65.9 million for the three months ended June 30, 2002. The primary reasons for the decline in revenue were due to decreases in the Media Services segment of $3.6 million, the Software segment of $5.3 million, and the Print segment of $3.1 million. Related party revenues decreased approximately $6.1 million to $1.6 million for the three months ended June 30, 2003 due to declines in the Media Services segment of $3.2 million and the Software segment of $2.9 million.

Cost of Revenue

     Cost of revenue, including non-cash stock-based charges, decreased approximately $6.0 million, or 28%, to $15.3 million for the three months ended June 30, 2003 from $21.3 million for the three months ended June 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $2.5 million, royalties and fees of $626,000, hosting and imaging costs of $835,000, and other direct costs of approximately $2.0 million. Personnel costs and other direct costs decreased primarily due to our restructuring efforts during 2002. The decrease in hosting and imaging costs was due to the elimination of the full service virtual tours business as we switched to a self service model. The decrease in royalties and fees is primarily due to changes in certain royalty agreements from a percentage of revenue to a fixed fee arrangement.

     Gross margin percentage for the three months ended June 30, 2003 was 72%, four percentage points higher than the gross margin percentage of 68% for the three months ended June 30, 2002. The increase in gross margin percentage was primarily due to factors mentioned above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $14.8 million, or 36%, to $26.1 million for the three months ended June 30, 2003 from $40.9 million for the three months ended June 30, 2002. The overall decrease was primarily due to decreases in personnel and related costs of $3.4 million, stock-based charges of $13.1 million, and other overhead of $1.9 million, partially offset by increases in marketing costs of $3.6 million. Personnel and related costs and other overhead costs decreased primarily due to our restructuring efforts during 2002. The increase in marketing costs is due to an increase in distribution costs associated with traffic acquisition, related to our new agreement with America Online, Inc., or AOL. Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.

     Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $3.6 million, or 38%, to $6.0 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002. The decrease was primarily due to the reduction of other overhead of $3.8 million offset by increases in personnel and related costs of $204,000. The reduction of other overhead was primarily due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million with the remaining $1.0 million due to our restructuring efforts in 2002. The increase in personnel and related costs was primarily due to our investment in our new product platform.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $3.3 million, or 15%, to $18.5 million for the three months ended June 30, 2003 from $21.8 million for the three months ended June 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $1.8 million, bad debt expense of $1.2 million, and other overhead of $221,000. The decreases in personnel and related costs and other overhead were primarily a result of our restructuring efforts in 2002 and other cost cutting measures. The decrease in bad debt expense relates to a closer alignment between our sales force compensation and tighter credit and collection policies.

     Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $6.3 million for the three months ended June 30, 2003 compared to $9.2 million for the three months ended June 30, 2002. The decrease in amortization was due to the impairment of intangible assets in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003.

     Litigation settlement. As a result of our settlement of the Securities Class Action Lawsuit, we have recorded a litigation settlement charge of $63.6 million in our operating results for the three months ended June 30, 2003. During 2002, we reached a settlement with MemberWorks, Inc., or MemberWorks, and have included the $23.0 million cost of the settlement in our results of operations for the three months ended June 30, 2002.

     Impairment of long-lived assets. In conjunction with the settlement of the dispute with Cendant we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to the Company, and accordingly, the Company has recorded an impairment charge of $12.2 million for the three months ended June 30, 2003.

     Acquisition and restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the three months ended June 30, 2003, and there were no new restructuring plans approved during this same period. Acquisition and restructuring charges reflected a reduction in the previous established liability of $459,000 for the three months ended June 30, 2002 due to a change in estimate.

     In the third quarter of 2002, our Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

     As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of June 30, 2003, three of the planned 190 employees have not yet been terminated and a total of eight have not yet been paid severance.

     In connection with this restructuring and integration plan, we recorded a charge of $3.6 million in the third quarter of 2002, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

     A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	1,555	2,033	3,588
Cash paid	(1,155)	(253)	(1,408)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(59)	(549)	(608)

Restructuring accrual at March 31, 2003	341	1,231	1,572
Cash paid	(198)	(349)	(547)

Restructuring accrual at June 30, 2003	$143	$882	$1,025

     Substantially all of the remaining restructuring liabilities at June 30, 2003 will be paid in 2003.

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

     In connection with this restructuring and integration plan, we recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition, restructuring and other one-time charges in the Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000.

     A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at September 30, 2002	26	1,760	—	1,786
Cash paid	—	(54)	—	(54)

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	—	(109)	—	(109)

Restructuring accrual at March 31, 2003	26	1,597	—	1,623
Cash paid	(12)	(91)	—	(103)

Restructuring accrual at June 30, 2003	$14	$1,506	$—	$1,520

     Substantially all of the remaining restructuring liabilities at June 30, 2003, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

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

     A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(363)	(1,385)	—	(707)	(2,455)
Change in estimates	(396)	6,515	—	(339)	5,780

Restructuring accrual at September 30, 2002	27	14,775	—	1,683	16,485
Cash paid	—	(1,095)	—	(520)	(1,615)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	—	(1,469)	—	(327)	(1,796)

Restructuring accrual at March 31, 2003	27	12,211	—	836	13,074
Cash paid	(6)	(1,231)		(180)	(1,417)

Restructuring accrual at June 30, 2003	$21	$10,980	$—	$656	$11,657

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at June 30, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Revenue	$373	$373
Cost of revenue	1	16
Sales and marketing	906	13,997
Product and website development	1	15
General and administrative	31	107

	$1,312	$14,508

     Stock-based charges decreased by $13.2 million to $1.3 million for the three months ended June 30, 2003 from $14.5 million for the three months ended June 30, 2002.

Interest Income (Expense), Net

     Interest income (expense), net, decreased $925,000 to interest expense of $16,000 for the three months ended June 30, 2003, from interest income of $909,000 for the three months ended June 30, 2002 primarily as a result of reduced cash balances, a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Other Income (Expense), Net

     Other income, net, was $183,000 for the three months ended June 30, 2003. Other expense, net, of $3.9 million for the three months ended June 30, 2002 consists primarily of accretion of the AOL distribution obligation of $3.7 million.

Gain on Disposition of Discontinued Operations

     On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.3 million during the three months ended June 30, 2003, as a result of receipt of cash from our escrow related to the sale of our ConsumerInfo division. During the three months ended June 30, 2002 we recorded a gain on the disposition of discontinued operations of $10.2 as a result of our sale of the ConsumerInfo division.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended June 30, 2003 and 2002. As of December 31, 2002, we had $569.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of fiscal year 2003, we combined the previously reported Online Advertising segment with the Media Services segment as management changed the way that we manage and evaluate our businesses. In addition, we changed the name of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, we now evaluate performance and allocate resources based on three segments, consisting of Media Services, Software, and Print. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to us to assess performance and make decisions.

     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; litigation settlement charges; impairment charges; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Revenue:
Media services	$35,559	$39,132
Software	6,997	12,319
Print	11,331	14,443

Total revenue	53,887	65,894

Cost of revenue and operating expenses:
Media services	35,920	36,007
Software	8,773	16,998
Print	12,101	15,850
Unallocated	91,250	56,488

Total cost of revenue and operating expenses	148,044	125,343

Loss from operations	$(94,157)	$(59,449)

Media Services

     Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related products and services as well as online advertising on various content areas of our websites.

     Media Services revenue decreased approximately $3.6 million, or 9%, to $35.6 million for the three months ended June 30, 2003, compared to $39.2 million for the three months ended June 30, 2002. The decrease is primarily due to a reduction in revenue from our virtual tour products and bulk purchases by a related party that expired in the fourth quarter of 2002. These decreases were partially offset by increases in revenue from our Featured Home product and our new Find A Lender directory product launched in the fourth quarter of 2002. Media Services revenue represented approximately 66% of total revenue for the three months ended June 30, 2003 compared to 59% of total revenue for the three months ended June 30, 2002.

     Media Services expenses decreased $87,000 to $35.9 million for the three months ended June 30, 2003 from $36.0 million for the three months ended June 30, 2002. The decrease was primarily due to decreases in personnel and other overhead costs of $1.1 million, hosting and imaging costs of $714,000, and royalties of $703,000. These decreases were partially offset by an increase in marketing costs, including distribution fees, of $2.8 million. Personnel and other overhead costs decreased primarily due to the implementation of our restructuring plans and other cost reduction efforts and were partially offset by increases in the number of sales professionals in 2003. The decrease in hosting and imaging costs were due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel in 2002. Royalties decreased primarily due to a change from a revenue sharing model to a fee per listing model. These decreases were partially offset by an increase in marketing costs primarily due to the fact that our new AOL distribution contract is cash-based rather than stock-based.

     Media Services generated an operating loss of $361,000 for the three months ended June 30, 2003 compared to operating income of $3.1 million for the three months ended June 30, 2002 primarily due to factors outlined above.

Software

     Our Software segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and, in 2002, The Hessel Group businesses.

     Software revenue decreased $5.3 million, or 43%, to $7.0 million for the three months ended June 30, 2003, compared to $12.3 million for the three months ended June 30, 2002. The decrease was primarily due to a $2.9 million reduction in revenue from a related party for a custom development project that is substantially complete and a $1.5 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of fiscal 2002. The remaining decrease is attributable to the introduction of a new online version of our Top Producer product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 13% of total revenue for the three months ended June 30, 2003 compared to 19% of total revenue for the three months ended June 30, 2002.

     Software expenses decreased $8.2 million, or 48%, to $8.8 million for the three months ended June 30, 2003, compared to $17.0 million for the three months ended June 30, 2002, primarily due to the shutdown and sale of assets of The Hessel Group and decreases in personnel related costs as a result of our cost reduction efforts during 2002.

     Software generated an operating loss of $1.8 million for the three months ended June 30, 2003, compared to an operating loss of $4.7 million for the three months ended June 30, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by the cost reductions implemented by management. As sales continue to shift from the desktop product sold with a one-time license fee to an online product sold for a lower monthly subscription fee, we may experience a decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales. No assurance can be given that such an increase in online subscriptions will occur.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue decreased $3.1 million, or 22%, to $11.3 million for the three months ended June 30, 2003, compared to $14.4 million for the three months ended June 30, 2002. The decrease was primarily due to reduced sales from a decline in the size of our local merchant sales force, a reduction in the number of books distributed and the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 21% of total revenue for the three months ended June 30, 2003 compared to 22% of total revenue for the three months ended June 30, 2002.

     Print expenses decreased $3.8 million, or 24%, to $12.1 million for the three months ended June 30, 2003, compared to expenses of $15.9 million for the three months ended June 30, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.

     Print generated an operating loss of $770,000 for the three months ended June 30, 2003, compared to an operating loss of $1.4 million for the three months ended June 30, 2002, as the cost reduction efforts and production improvements more than offset the revenue decline.

Unallocated

     Unallocated expenses increased to $91.3 million for the three months ended June 30, 2003 from $56.5 million for the three months ended June 30, 2002. The increase was primarily due to the litigation settlement charge of $63.6 million (compared to $23.0 million in 2002) and the impairment of long-lived assets of $12.2 million offset by decreases in stock-based charges of $13.2 million, amortization of intangibles of $2.8 million, and other costs of $2.0 million primarily related to a reduction in overhead costs due to the implementation of our restructuring plans in 2002 and our cost containment efforts. The reduction in stock-based charges is a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003. We are continuing to look for additional reductions in our corporate overhead expenses but cannot provide assurances that they will be achieved.

Six Months Ended June 30, 2003 and 2002

Revenue and Related Party Revenue

     Revenue, including non-cash stock-based charges, decreased approximately $31.3 million, or 22%, to $108.7 million for the six months ended June 30, 2003 from revenue of $140.0 million for the six months ended June 30, 2002. The primary reasons for the decline in revenue were due to decreases in the Media Services segment of $14.6 million, the Software segment of $10.6 million, and the Print segment of $6.1 million. Related party revenues decreased $14.1 million to $4.5 million for the six months ended June 30, 2003 due to declines in the Media Services segment of $8.7 million and the Software segment of $5.4 million.

Cost of Revenue

     Cost of revenue, including non-cash stock-based charges, decreased approximately $12.9 million, or 30%, to $30.7 million for the six months ended June 30, 2003 from $43.5 million for the six months ended June 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $5.5 million, royalties and fees of $1.8 million, production and fulfillment costs of approximately $566,000, hosting and imaging costs of $2.2 million, and other direct costs of approximately $2.8 million. Personnel costs and other direct costs decreased primarily due to our restructuring efforts during 2002. The decreases in both production and fulfillment costs and hosting and imaging costs were due to the elimination of the full service virtual tours business as we switched to a self service model. The decrease in royalties and fees is primarily due to changes in certain royalty agreements from a percentage of revenue to a fixed fee arrangement.

     Gross margin percentage for the six months ended June 30, 2003 was 72%, three percentage points higher than the gross margin percentage of 69% for the six months ended June 30, 2002. The increase in gross margin percentage was primarily due to factors mentioned above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $35.7 million, or 40%, to $53.0 million for the six months ended June 30, 2003 from $88.7 million for the six months ended June 30, 2002. The overall decrease was primarily due to decreases in personnel and related costs of $7.7 million, stock-based charges of $32.0 million, and other overhead of $2.5 million, partially offset by increases in marketing costs of $6.5 million. Personnel and related costs and other overhead costs decreased primarily due to our restructuring efforts during 2002. The increase in marketing costs is due to an increase in distribution costs associated with traffic acquisition related to our new agreement with AOL. Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.

     Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $6.4 million, or 36%, to $11.4 million for the six months ended June 30, 2003 from $17.8 million for the six months ended June 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $751,000 due to our restructuring efforts in 2002 and the reduction of other overhead of $5.6 million. The reduction of other overhead decreased due to the termination of the marketing of a software product and the write-off of the related capitalized costs of $2.8 million with the remaining due to our restructuring efforts in 2002.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $11.0 million, or 23%, to $35.9 million for the six months ended June 30, 2003 from $46.9 million for the six months ended June 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $4.4 million, bad debt expense of $4.0 million, stock-based charges of $783,000 and other overhead of $1.8 million. The decreases in personnel and related costs and other overhead were primarily a result of our restructuring efforts in 2002 and other cost cutting measures. The decrease in bad debt expense relates to a closer alignment between our sales force compensation and tighter credit and collection policies.

     Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $13.9 million for the six months ended June 30, 2003 compared to $18.5 million for the six months ended June 30, 2002. The decrease in amortization was due to the impairment of intangible assets in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003.

     Litigation settlement. As a result of our settlement of the Securities Class Action Lawsuit we have recorded a litigation settlement charge of $63.6 million in our operating results for the six months ended June 30, 2003. During 2002, we reached a settlement with MemberWorks and have included the $23.0 million cost of the settlement in our results of operations for the three months ended June 30, 2002.

     Impairment of long-lived assets. In conjunction with the settlement of the dispute with Cendant we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to the Company and, accordingly, the Company has recorded an impairment charge of $12.2 million for the six months ended June 30, 2003.

     Acquisition and restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the six months ended June 30, 2003 and there were no new restructuring plans approved during this same period. Acquisition and restructuring charges were $1.3 million for the six months ended June 30, 2002 related to the restructuring plan approved in the first quarter of 2002.

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Revenue	$746	$755
Cost of revenue	16	63
Sales and marketing	3,273	35,228
Product and website development	15	60
General and administrative	106	889

	$4,156	$36,995

     Stock-based charges decreased by $32.8 million to $4.2 million for the six months ended June 30, 2003 from $37.0 million for the six months ended June 30, 2002.

Interest Income (Expense), Net

     Interest income (expense), net, decreased $1.5 million to interest expense of $54,000 for the six months ended June 30, 2003, from interest income of $1.4 million for the six months ended June 30, 2002 primarily as a result of reduced cash balances, a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Gain on Settlement of Distribution Agreement

     In January 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated the obligation under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our Consolidated Balance Sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the six months ended June 30, 2003.

Other Income (Expense), Net

     Other income, net, of $944,000 for the six months ended June 30, 2003, consists primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters. Other expense, net, of $339,000 for the six months ended June 30, 2002 consists primarily of income from an amendment of an existing agreement of $10.8 million. The amendment relieved us of certain future delivery obligations. This income is partially offset by a realized loss on the sale of a marketable security of $3.0 million and the accretion of a distribution obligation of $7.4 million.

Discontinued Operations

     On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the six months ended June 30, 2003, as a result of the receipt of cash and stock valued at $230,000 released from our escrow related to our purchase of iPlace and the receipt of $2.3 million in cash from our escrow related to the sale of our ConsumerInfo division. During the six months ended June 30, 2002 we recorded a gain on the disposition of discontinued operations of $10.2 as a result of our sale of the ConsumerInfo division and income of $846,000 from discontinued operations.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the six months ended June 30, 2003 and 2002. As of December 31, 2002, we had $569.4 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Revenue:
Media services	$71,526	$86,116
Software	13,863	24,440
Print	23,355	29,454

Total revenue	108,744	140,010

Cost of revenue and operating expenses:
Media services	68,905	78,798
Software	17,485	29,334
Print	24,614	30,629
Unallocated	109,716	101,127

Total cost of revenue and operating expenses	220,720	239,888

Loss from operations	$(111,976)	$(99,878)

Media Services

     Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related produces and services as well as online advertising on various content areas of our websites.

     Media Services revenue decreased approximately $14.6 million, or 17%, to $71.5 million for the six months ended June 30, 2003, compared to $86.1 million for the six months ended June 30, 2002. The decrease is primarily due to a reduction in revenue from our virtual tour products and bulk purchases by a related party that expired in the fourth quarter of 2002. These decreases were partially offset by increases in revenue from our Featured Home product and our new Find A Lender directory product launched in the fourth quarter of 2002. Media Services revenue represented approximately 66% of total revenue for the three months ended June 30, 2003 compared to 62% of total revenue for the six months ended June 30, 2002.

     Media Services expenses decreased $9.9 million, or 13%, to $68.9 million for the six months ended June 30, 2003 from $78.8 million for the six months ended June 30, 2002. The decrease was primarily due to decreases in personnel and other overhead costs of $10.6 million, hosting and imaging costs of $1.9 million, and royalties of $1.7 million. These decreases were partially offset by an increase in marketing costs, including distribution fees, of $4.5 million. Personnel and other overhead costs decreased primarily due to the implementation of our restructuring plans and other cost reduction efforts and were partially offset by increases in the number of sales professionals in 2003. The decrease in hosting and imaging costs was due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel in 2002. Royalties decreased primarily due to a change from a revenue sharing model to a fee per listing model. These decreases were partially offset by an increase in marketing costs primarily due to the fact that our new AOL distribution contract is cash-based rather than stock-based.

     Media Services generated operating income of $2.6 million for the six months ended June 30, 2003 compared to operating income of $7.3 million for the six months ended June 30, 2002 primarily due to factors outlined above.

Software

     Our Software segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and, in 2002, The Hessel Group businesses.

     Software revenue decreased $10.6 million, or 43%, to $13.9 million for the six months ended June 30, 2003, compared to $24.4 million for the six months ended June 30, 2002. The decrease was primarily due to a $5.4 million reduction in revenue from a related party for a custom development project that is substantially complete and a $3.1 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of fiscal 2002. The remaining decrease is attributable to the introduction of a new online version of our Top Producer product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 13% of total revenue for the six months ended June 30, 2003 compared to 17% of total revenue for the six months ended June 30, 2002.

     Software expenses decreased $11.8 million, or 40%, to $17.5 million for the six months ended June 30, 2003, compared to $29.3 million for the six months ended June 30, 2002, primarily due to the shutdown and sale of assets of The Hessel Group and reductions in personnel related costs as a result of our cost reduction efforts during 2002.

     Software generated an operating loss of $3.6 million for the six months ended June 30, 2003, compared to an operating loss of $4.9 million for the six months ended June 30, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by the cost reductions implemented by management. As sales continue to shift from the desktop product sold with a one-time license fee to an online product sold for a lower monthly subscription fee, we may experience a decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales. No assurance can be given that such an increase in online subscriptions will occur.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue decreased $6.1 million, or 21%, to $23.4 million for the six months ended June 30, 2003, compared to $29.5 million for the six months ended June 30, 2002. The decrease was primarily due to reduced sales from a decline in the size of our local merchant sales force, a reduction in the number of books distributed and the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 21% of total revenue for the six months ended June 30, 2003 compared to 21% of total revenue for the six months ended June 30, 2002.

     Print expenses decreased $6.0 million, or 20%, to $24.6 million for the six months ended June 30, 2003, compared to expenses of $30.6 million for the six months ended June 30, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.

     Print’s operating losses remained relatively consistent at $1.3 million for the six months ended June 30, 2003, compared to operating loss of $1.2 million for the six months ended June 30, 2002, as the cost reduction efforts and production improvements offset the revenue decline.

Unallocated

     Unallocated expenses increased to $109.7 million for the six months ended June 30, 2003 from $101.1 million for the six months ended June 30, 2002. The increase was primarily due to the litigation settlement charge of $63.6 million (compared to $23.0 million in 2002) and the impairment of long-lived assets of $12.2 million offset by decreases in stock-based charges of $32.8 million, amortization of intangibles of $4.6 million, acquisition and restructuring charges of $1.8 million and other costs of $5.0 million primarily related to a reduction in overhead costs due to the implementation of our restructuring plans in 2002 and our cost containment efforts. The reduction in stock-based charges is a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003. We are continuing to look for additional reductions in our corporate overhead expenses but cannot provide assurances that they will be achieved.

Liquidity and Capital Resources

     Net cash used in continuing operating activities of $23.5 million for the six months ended June 30, 2003 was attributable to the net loss from continuing operations of $7.0 million, offset by non-cash expenses including depreciation, amortization of intangible assets, impairment of long-lived assets, provision for doubtful accounts, stock-based charges, gain on settlement of distribution agreement and other non-cash items, aggregating to $65.7 million. Reducing the cash used in continuing operating activities were the variances in operating assets and liabilities of approximately 48.8 million, primarily as a result of the accrual of the litigation settlement. Because of the impact of our restructuring efforts in 2002 and the impairment and litigation settlement charges, the cash flow from operations for the six months ended June 30, 2002 is not comparable to our current results. Net cash used by continuing operating activities was $52.9 million for the six months ended June 30, 2002. Net cash used in continuing operating activities was the result of the operating loss from continuing operations of $98.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $82.1 million. The impact of net cash used in continuing operating activities was further reduced by variances in operating assets and liabilities of approximately $36.8 million, principally relating to decreases in accounts payable balances and deferred revenue.

     Net cash used in investing activities of $3.9 million for the six months ended June 30, 2003 was attributable to purchases of capital expenditures primarily due to the implementation of our new enterprise reporting system of $5.2 million partially offset by the sale of assets of $1.3 million. Net cash provided by investing activities of $15.5 million for the six months ended June 30, 2002 was primarily attributable to the maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $1.7 million, partially offset by capital expenditures of $647,000.

     Net cash provided by financing activities of $251,000 for the six months ended June 30, 2003 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $544,000 for the six months ended June 30, 2002 was primarily attributable to the repayment of stockholders notes of $3.3 million and proceeds from the exercise of stock options, warrants and share issuances under employee stock purchase plan of $588,000 offset by an increase in our restricted cash balance of $2.9 million and $521,000 relating to a settlement of a stock issuance obligation.

     Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of June 30, 2003, we had an accumulated deficit of $1.9 billion and cash and cash equivalents of $55.7 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise reporting system. Total contractual commitments as of June 30, 2003 associated with the project were $4.5 million of which $3.4 million was paid by June 30, 2003. We have also entered into a settlement agreement of our Securities Class Action Lawsuit that will require us to pay $13.0 million in cash. We have also stated our intention to invest in our products and our infrastructure and incur at least $10.0 million in capital expenditures in 2003. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements. We believe that our existing cash and cash equivalents, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through at least the next 12 months.

     We may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our recently announced settlement of the Securities Class Action Lawsuit will further deplete our cash balance by $13.0 million and increase the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in “Part II Item 1. Legal Proceedings.”

     On November 18, 2002, we began trading on The NASDAQ SmallCap Market under the current symbol “HOMS.” The NASDAQ SmallCap Market is viewed by some investors as a less desirable and less liquid marketplace than The NASDAQ National Market. We must satisfy The NASDAQ SmallCap Market’s minimum listing maintenance requirements to maintain our listing on The NASDAQ SmallCap Market. The listing maintenance requirements set forth in NASDAQ’s Marketplace Rules include a series of financial tests relating to stockholders’ equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. Although our common stock has traded below $1.00 for a considerable period in 2003, on May 23, 2003, NASDAQ notified us that we had regained compliance with the minimum closing bid price requirements after becoming non-compliant on March 11, 2003. If we again become non-compliant and do not regain compliance during the period designated by NASDAQ, our common stock could be delisted from The NASDAQ SmallCap Market. If that occurs, then our common stock would trade on either the OTC Bulletin Board or the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid marketplaces than The NASDAQ SmallCap Market. Thus, delisting from The NASDAQ SmallCap Market could make trading our shares more difficult for investors, leading to further declines in our share price. In addition, delisting from The NASDAQ SmallCap Market could trigger an obligation for us to pay liquidated damages of approximately $18,000 per business day not to exceed $7.5 million under our new registration rights agreement with Cendant.

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

     In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 in the first quarter of 2003 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments, many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact this standard will have on our financial statements, but we do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

RISK FACTORS

     You should consider carefully the following risk factors, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2002, and other information included or incorporated by reference in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If the following risk actually occurs, our business, financial condition and operating results could be materially adversely affected.

     The SEC investigation relating to accounting irregularities could have an adverse effect on our business.

     In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry into certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. In February 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, in March 2002 we filed an amended Form 10-K for the year ended December 31, 2000, and in March 2002 we filed amended Form 10-Qs for each of the first three quarters of 2001.

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

     Litigation relating to accounting irregularities could have an adverse effect on our business.

     Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and six lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff, or the “Plaintiff”, in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint, or Securities Class Action Lawsuit, naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP, AOL Time Warner, Inc., and Cendant Corporation. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

     On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed, without prejudice, the Plaintiff’s claims against a number of our current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss PricewaterhouseCoopers LLP and our former chief executive officer. We did not file a motion to dismiss the Plaintiff’s claims against us, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against us.

     On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. The settlement is subject to preliminary approval by the U.S. District Court presiding over the Securities Class Action Lawsuit. The parties to the agreement will promptly seek preliminary approval from the court and anticipate that the court will rule on the request in the coming weeks. A final hearing will be held after delivery of notice to class members. At that time, the court will determine whether to grant final approval of the settlement.

     As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million. We will place $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and 20 million shares of newly issued common stock will be distributed to the class. As a result of the settlement, we have recorded a litigation settlement charge of $63.6 million in its operating results for the three months and six months ended June 30, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement certain corporate governance principles that have been approved by the Board of Directors including requirements for independent directors and special committees, a non-classified Board of directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expense incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us and will request that the court issue a bar order providing for the maximum protection to which we are entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity.

     However, there are still additional risks to us that certain eligible class members may opt out of the settlement and pursue separate claims against us, or that the settlement could fail to receive court approval.

     In addition, we are subject to several other shareholder and derivative lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Note 13, “Commitments and Contingencies” and Note 14, “Subsequent Events,” to our unaudited financial statements contained in Part I to this Form 10-Q for more information.

     Litigation by Cendant could have an adverse effect on our business.

     On August 5, 2003, we settled the dispute with Cendant Corporation, or Cendant, arising out of our 2001 acquisition of Move.com, Inc. and Welcome Wagon International, Inc., or the Move.com Group, from Cendant. See Note 14, “Subsequent Events,” to our unaudited financial statements contained in Part I to this Form 10-Q. Under the terms of the Settlement Agreement, Cendant agreed not to sue us, or our officers, directors or certain related parties with respect to the acquisition of the Move.com Group and the prior restatement of our consolidated financial statements except in the following limited circumstances. Cendant retained the right to sue us for contribution, indemnification, or similar relief if Cendant is held liable for or settle claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles. The court in the Securities Class Action Lawsuit previously dismissed, with prejudice, Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us. However, as part of our settlement of the Securities Class Action Lawsuit, the parties have requested that the court enter an order barring claims by third parties against us for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.

     In the event that the settlement is ultimately approved, we anticipate that the court will enter the requested bar order.

     Such an order may preclude Cendant from seeking indemnification, contribution or similar relief from us in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, we have been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, we would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on our financial position and results of operations.

     In addition, if Cendant is not permitted to share in any subsequent potential settlement of the Securities Class Action Lawsuit (which would occur if they were reinstated as a defendant), we have agreed to pay to Cendant the amount of consideration that Cendant would have been entitled to receive from that portion of the class action settlement fund provided by us, had Cendant been a class member and their proof of claim been accepted in full.

     The settlement also requires us to file a registration statement relating to the approximately 18.3 million shares held by Cendant as a result of the acquisition of the Move.com Group, with expenses to be paid by us. If the registration statement is not effective on or before October 14, 2003, if our stock is delisted from The NASDAQ SmallCap Market, and in certain other circumstances, we would be required to pay Cendant liquidated damages of approximately $18,000 per business day, up to a maximum of $7.5 million. Our obligation to pay liquidated damages will terminate if the registration statement has remained continuously effective and useable for a period of six months and our stock has not been delisted during that time.

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

     As described in Note 14, “Subsequent Events,” to our unaudited financial statements contained in Part I to this Form 10-Q, we recently entered into a new Listings License Agreement with Cendant. The new Listings License Agreement with Cendant still serves as a back-up source for listings and broker agent data for us. However, Cendant may terminate the new Listings License Agreement upon 90 days written notice, rather than upon the more limited circumstances contained in the prior listings license arrangement with Cendant, which had an initial term of 40 years. Consequently, our reliance on obtaining listings from MLSs, real estate brokers and home builders has potentially increased as a result of our new arrangement with Cendant.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, those controls.

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

     See the disclosure regarding litigation included in Note 13, “Commitments and Contingencies,” and Note 14, “Subsequent Events,” to our unaudited consolidated financial statements contained in Part I to this Form 10-Q, which disclosure is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 Annual Meeting of Stockholders of Homestore, Inc. was convened on May 29, 2003 at 9:30 a.m. There were present at the meeting, in person or by proxy, the holders of 101,242,931 shares, representing 85.5% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect one Class I director, Bruce G. Willison, to hold office until the 2006 Annual Meeting of Stockholders received 97,086,624 votes for and 4,156,307 votes withheld.

ITEM 5. OTHER INFORMATION

     On August 13, 2003, the Company announced the resignation of Patrick R. Whelan as President of Media Services, effective September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit Number	Description

3.1	Bylaws dated August 10, 1999.

10.1	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation.

10.2	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc.

10.3	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc.

10.4	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation.

10.5	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On May 7, 2003, we filed on Form 8-K a press release announcing our financial results for the first quarter of 2003. The filing was amended on May 14, 2003 and on August 14, 2003.

     On June 4, 2003, we filed on Form 8-K a press release announcing the appointment of Paul Unruh to our Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Homestore, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homestore, Inc.

Date: August 14, 2003
	By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

	By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws dated August 10, 1999

10.1	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation

10.2	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc.

10.3	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc.

10.4	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation.

10.5	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002