Form 10-Q
period 2003-09-30
HOMESTORE INC
filed 2003-11-13
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☑          No ☐

     At October 31, 2003, the registrant had 120,283,050 shares of its common stock outstanding.

INDEX
Item 1. Consolidated Financial Statements
HOMESTORE, INC. CONSOLIDATED BALANCE SHEETS
HOMESTORE, INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
HOMESTORE, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2.

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,711	$80,463
Restricted cash	—	90,000
Short-term investments	20,975	—
Accounts receivable, net	13,747	25,945
Current portion of prepaid distribution expense	15,598	21,863
Other current assets	12,698	12,739

Total current assets	94,729	231,010
Prepaid distribution expense, net of current portion	—	13,150
Property and equipment, net	22,971	25,933
Goodwill, net	20,478	23,258
Intangible assets, net	28,250	72,771
Other assets	14,533	13,086

Total assets	$180,961	$379,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,148	$3,419
Accrued expenses	44,992	59,732
Accrued litigation settlement (see note 14)	63,600	—
Accrued distribution obligation	11,072	211,973
Deferred revenue	33,443	29,625
Deferred revenue from related parties	3,766	7,024

Total current liabilities	158,021	311,773
Distribution obligation, net of current portion	—	7,500
Deferred revenue from related parties	4,078	6,510
Other non-current liabilities	9,941	14,695

Total liabilities	172,040	340,478

Commitments and contingencies (see note 15)
Stockholders’ equity:
Common stock	120	118
Additional paid-in capital	1,993,808	1,990,755
Treasury stock	(18,886)	(18,567)
Notes receivable from stockholders	—	(106)
Deferred stock-based charges	(286)	(2,246)
Accumulated other comprehensive income (loss)	33	(424)
Accumulated deficit	(1,965,868)	(1,930,800)

Total stockholders’ equity	8,921	38,730

Total liabilities and stockholders’ equity	$180,961	$379,208

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Revenue	$53,751	$56,653	$157,998	$178,045
Related party revenue	1,336	7,126	5,833	25,744

Total revenue	55,087	63,779	163,831	203,789
Cost of revenue	15,414	17,823	46,073	61,369

Gross profit	39,673	45,956	117,758	142,420

Operating expenses:
Sales and marketing	25,990	41,222	79,000	129,957
Product and website development	5,251	6,371	16,702	24,192
General and administrative	16,986	17,976	52,889	64,896
Amortization of intangible assets	5,935	9,255	19,874	27,779
Litigation settlement (see note 14)	—	—	63,600	23,000
Impairment of long-lived assets (see note 8)	15,664	—	27,822	—
Restructuring charges (see note 6)	—	10,745	—	12,087

Total operating expenses	69,826	85,569	259,887	281,911

Loss from operations	(30,153)	(39,613)	(142,129)	(139,491)
Interest income (expense), net	(234)	783	(288)	2,231
Gain on settlement of distribution agreement (see note 13)	—	—	104,071	—
Other income (expense), net	(195)	(1,521)	749	(1,182)

Loss from continuing operations	(30,582)	(40,351)	(37,597)	(138,442)
Gain on disposition of discontinued operations (see note 5)	—	582	2,530	10,761
Income from discontinued operations (see note 5)	—	—	—	846

Net loss	$(30,582)	$(39,769)	$(35,067)	$(126,835)

Unrealized gain on marketable securities	42	92	38	2,139
Foreign currency translation	(20)	(122)	419	99

Comprehensive loss	$(30,560)	$(39,799)	$(34,610)	$(124,597)

Basic and diluted net loss per share (see note 11):
Continuing operations	$(0.26)	$(0.34)	$(0.32)	$(1.17)
Discontinued operations	$—	$—	$0.02	$0.10

Net loss	$(0.26)	$(0.34)	$(0.30)	$(1.08)

Shares used to calculate basic and diluted per share amounts
Basic and diluted	119,418	118,173	118,566	117,856

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(37,597)	$(138,442)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	9,286	11,025
Amortization of intangible assets	19,874	27,779
Accretion of distribution agreement	—	11,109
Impairment of long-lived assets	27,822	—
Provision for doubtful accounts	2,179	5,434
Stock-based charges	5,004	53,872
Gain on settlement of distribution agreement	(104,071)	—
Realized loss on sale of marketable securities	—	2,181
Write-off of capitalized software	—	2,849
Other non-cash items	512	1,640
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	4,936	(4,080)
Prepaid distribution expense	9,389	8,366
Restricted cash	90,000	—
Other assets	7,632	3,591
Accounts payable and accrued expenses	48,261	(50,496)
Accrued distribution agreement	(108,496)	—
Deferred revenue	3,818	(4,132)
Deferred revenue from related parties	(5,690)	(18,421)

Net cash used in continuing operating activities	(27,141)	(87,725)

Cash flows from investing activities:
Purchases of property and equipment	(6,710)	(1,143)
Purchases of short-term investments	(20,975)	—
Maturities of short-term investments	—	14,394
Proceeds from sale of marketable equity securities	—	1,737
Proceeds from sale of assets	1,320	—

Net cash provided by (used in) investing activities	(26,365)	14,988

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	61	3,463
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	2,242	785
Repurchases of common stock	—	(169)
Settlement of a stock issuance obligation	—	(521)
Transfer to restricted cash	—	(2,541)

Net cash provided by financing activities	2,303	1,017

Net cash used in continuing activities	(51,203)	(71,720)
Net cash provided by discontinued operations	2,451	121,287

Change in cash and cash equivalents	(48,752)	49,567
Cash and cash equivalents, beginning of period	80,463	38,272

Cash and cash equivalents, end of period	$31,711	$87,839

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

      Homestore, Inc., (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on the websites and number of property listings. The Company provides a wide variety of information and tools for consumers and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives all of its revenue from its North American operations.

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

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of September 30, 2003, the Company had an accumulated deficit of $1.9 billion and cash and short-term investments of $52.7 million. The Company has no material financial commitments other than those under operating lease agreements, distribution and marketing agreements, and consulting arrangements with service providers in connection with the first phase of implementation of the Company’s new enterprise reporting system. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. The Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s recently announced settlement of the Securities Class Action Lawsuit (as described in Note 14) will further deplete its cash balance by $13.0 million and increase the number of outstanding shares by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 15).

2.     Basis of Presentation

      The Company’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These unaudited consolidated

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Form 8-K filed with the SEC on August 14, 2003.

      The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3.     Significant Accounting Policy

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and nine months ended September 30, 2003 and 2002, the pro forma amounts of the Company’s net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders:
As reported	$(30,582)	$(39,769)	$(35,067)	$(126,835)
Add: Stock-based charges included in reported net loss	848	16,877	5,004	53,872
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(5,330)	(22,278)	(16,992)	(78,858)

Pro forma net loss	$(35,064)	$(45,170)	$(47,055)	$(151,821)

Net loss per share:
Basic and diluted as reported	$(0.26)	$(0.34)	$(0.30)	$(1.08)

Basic and diluted — pro forma	$(0.29)	$(0.38)	$(0.40)	$(1.29)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rates	2%	4%	3%	4%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	143%	147%	143%	147%

4.     Recent Accounting Developments

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB announced it has deferred the effective date of FIN 46 until the fourth quarter of 2003. The Company plans on adopting FIN 46 in the fourth quarter of 2003 and is studying the impact of FIN 46 on its consolidated financial position, results of operations and cash flows.

5.     Discontinued Operations

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division, which the Company purchased as part of the acquisition of iPlace, Inc. (“iPlace”), for $130.0 million in cash to Experian Holdings, Inc. (“Experian”). The transaction closed on April 2, 2002, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow.

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

      Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the unaudited Consolidated Financial Statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division have been excluded from the respective captions in the Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero, and as “Net cash provided by discontinued operations.” To date, $14.3 million has been recorded as “Gain on disposition of discontinued operations.” As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. In April 2003, $2.3 million of escrow proceeds were released to the Company in accordance with the agreement and was recognized as additional “Gain on disposition of discontinued operations” in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2003. As of September 30, 2003, cash subject to the escrow was $7.2 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow is scheduled to terminate in the fourth quarter of 2003, but there are certain potential claims against that escrow that could reduce or delay the release (see Note 15). Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the nine months ended September 30, 2002.

      As a result of the Company’s initial purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $230,000 for the nine months ended September 30, 2003 and recorded a gain on disposition of discontinued operations during that same period.

6.     Restructuring Charges

      In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in restructuring charges in the consolidated statement of operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the three months ended March 31, 2002, the Company revised its estimates relating to a lease obligation and reduced its charge by $488,000. During the three months ended June 30, 2002, the Company revised its estimates relating to its contractual obligations and reduced its charge by $459,000. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led the Company to conclude these estimates must be revised. Because the Company believed it would take at least one year longer than was originally estimated to sublease the property and the market rates were projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the quarter ended September 30, 2002. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $339,000.

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(1,793)	(1,222)	—	(1,155)	(4,170)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	—	—	488

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Restructuring accrual at March 31, 2002	1,060	11,423	—	4,437	16,920
Cash paid	(118)	(1,778)	—	(1,249)	(3,145)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	786	9,645	—	2,729	13,160
Cash paid	(363)	(1,385)	—	(707)	(2,455)
Change in estimates	(396)	6,515	—	(339)	5,780

Restructuring accrual at September 30, 2002	27	14,775	—	1,683	16,485
Cash paid	—	(1,095)	—	(520)	(1,615)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	—	(1,469)	—	(327)	(1,796)

Restructuring accrual at March 31, 2003	27	12,211	—	836	13,074
Cash paid	(6)	(1,231)	—	(180)	(1,417)

Restructuring accrual at June 30, 2003	21	10,980	—	656	11,657
Cash paid	—	(971)	—	(79)	(1,050)

Restructuring accrual at September 30, 2003	$21	$10,009	$—	$577	$10,607

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in acquisition and restructuring charges in the Unaudited Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduced its estimate for employee termination pay by $242,000.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,051)	—	—	(1,051)

Restructuring accrual at March 31, 2002	669	309	—	978
Cash paid	(106)	(26)	—	(132)

Restructuring accrual at June 30, 2002	563	283	—	846
Cash paid	(295)	(107)	—	(402)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at September 30, 2002	26	1,760	—	1,786
Cash paid	—	(54)	—	(54)

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	—	(109)	—	(109)

Restructuring accrual at March 31, 2003	26	1,597	—	1,623
Cash paid	(12)	(91)	—	(103)

Restructuring accrual at June 30, 2003	14	1,506	—	1,520
Cash paid	—	(91)	—	(91)

Restructuring accrual at September 30, 2003	$14	$1,415	$—	$1,429

      Substantially all of the remaining restructuring liabilities at September 30, 2003, with the exception of those related to lease obligations, will be paid in 2003. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

      In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of September 30, 2003, eight of the planned 190 employees had not yet been terminated and a total of seven had not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in the restructuring charges line in the Unaudited Consolidated Statement of Operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(35)	—	(35)

Restructuring accrual at September 30, 2002	1,555	2,033	3,588
Cash paid	(1,155)	(253)	(1,408)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(59)	(549)	(608)

Restructuring accrual at March 31, 2003	341	1,231	1,572
Cash paid	(198)	(349)	(547)

Restructuring accrual at June 30, 2003	143	882	1,025
Cash paid	(10)	(119)	(129)

Restructuring accrual at September 30, 2003	$133	$763	$896

      Substantially all of the remaining restructuring liabilities at September 30, 2003 will be paid through 2004.

7.     Goodwill and Other Intangible Assets

      Goodwill, net by segment, excluding discontinued operations, as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Media services	$1,307	$1,307
Software	12,657	15,437
Print	6,514	6,514

Total	$20,478	$23,258

      During the nine months ended September 30, 2003, the Company sold the assets of The Hessel Group (“Hessel”) resulting in a decrease in goodwill in the Software segment of $1.5 million. During the three months ended September 30, 2003, the Company recorded an impairment charge related to the goodwill of Computers for Tracts (“CFT”) in the Software segment of $1.3 million (see Note 8).

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$18,786	$18,000	$27,661	$19,231
Trade name, trademarks, websites and brand names	19,746	3,666	23,201	3,525
Online traffic	533	—	18,636	8,601
Purchased content	7,631	4,483	15,604	5,900
Exclusive electronic listing and rights agreement	—	—	13,220	1,442
Purchased technology	9,325	6,368	11,690	6,139
Porting relationships	1,728	1,067	1,728	610
NAR® operating agreement	1,578	263	1,578	150
Other	5,844	3,074	7,811	2,760

Total	$65,171	$36,921	$121,129	$48,358

      Amortization expense for intangible assets for the three and nine months ended September 30, 2003 was $5.9 million and $19.9 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2003 (remaining three months)	$2,492
2004	7,893
2005	3,587
2006	1,834
2007	1,424

8.     Impairment of Long-lived Assets

      In the third quarter of 2003, specific events and changes in operations of the Company’s business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment included certain business units continuing to perform below management’s expectations. Pursuant to SFAS Nos. 144 and 142, the Company performed an impairment analysis. Fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $15.7 million in the quarter ended September 30, 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to the Company’s acquisitions of its apartments and rentals business, $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of CFT and $1.3 million of prepaid distribution expense. The Company will also perform its annual review of the valuation of its long-lived assets in the fourth quarter of 2003.

      In conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”) as described in Note 14, the Company relinquished certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Welcome Wagon International, Inc. (collectively the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company recorded an impairment charge of $12.2 million in the nine months ended September 30, 2003.

9.     Related Party Transactions

      In connection with and contingent upon the closing of the acquisition of the Move.com Group during 2001, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees through 2004. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Revenue of $1.3 million and $7.1 million related to these transactions was recognized in the three months ended September 30, 2003 and 2002, respectively, and revenue of $5.8 million and $25.7 million related to the these transactions was recognized in the nine months ended September 30, 2003 and 2002, respectively. This revenue was reported separately as revenue from related parties in the Unaudited Consolidated Statements of Operations. It is not practical to separately determine the costs of such revenues. The Company had recorded at September 30, 2003 deferred revenue of approximately $7.8 million, related to these agreements. The majority of this deferred revenue is expected to be recognized over the next two years.

      The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and efficient distribution channel for current and future product and service offerings. The pricing under these commercial arrangements was negotiated on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products are for specified periods of time ranging between one and three years.

      During the first quarter of 2002, the Company amended certain of these agreements and recorded other income of approximately $10.8 million for the three and nine months ended September 30, 2002. This other income resulted from amendments which relieved the Company of certain future delivery obligations under those agreements.

      During 2002, the Company negotiated an amendment to the original purchase agreement with the former owners of Top Producer, Inc. which included modifications to the earn-out and non-competition payments. Several of the former owners are also employed by the Company. This amendment revised the contingent obligation and fixed it at $10.2 million. The Company currently has total payments of $7.1 million due over the next three years. The Company had $6.9 million net of discount accrued as a liability in the September 30, 2003 Consolidated Balance Sheet relating to this agreement.

10.     Stock-Based Charges

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$373	$373	$1,119	$1,128
Cost of revenue	—	42	16	105
Sales and marketing	446	16,184	3,719	51,412
Product and website development	—	40	15	100
General and administrative	29	238	135	1,127

	$848	$16,877	$5,004	$53,872

      Stock-based charges for the three and nine months ended September 30, 2003 consists of $449,000 and $2.3 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

11.     Net Loss Per Share

      The following table sets forth the computation of basic and diluted net earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Loss from continuing operations	$(30,582)	$(40,351)	$(37,597)	$(138,442)
Gain on disposition of discontinued operations	—	582	2,530	10,761
Income from discontinued operations	—	—	—	846

Net loss	$(30,582)	$(39,769)	$(35,067)	$(126,835)

Denominator:
Weighted average shares outstanding	119,418	118,173	118,566	117,856

Basic and diluted loss per share:
Continuing operations	$(0.26)	$(0.34)	$(0.32)	$(1.17)
Discontinued operations	$—	$—	$0.02	$0.10

Net loss	$(0.26)	$(0.34)	$(0.30)	$(1.08)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of shares excluded from the basic and diluted loss per share computations were 22,619,700 for the three and nine months ended September 30, 2003 and 25,568,971 for the three and nine months ended September 30, 2002.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share computations do not include the effect of the 20.0 million shares to be issued in connection with the settlement of the Securities Class Action Lawsuit (see Note 14). These shares will be included as outstanding shares and included in per share computations upon their issuance.

12.     Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of 2003, the Company combined the previously reported Online Advertising segment with the Media Services segment as management changed the way that the Company manages and evaluates its businesses. In addition, the Company changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, management now evaluates performance and allocates resources based on three segments, consisting of Media Services, Software, and Print. The Company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

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

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Media services	$35,476	$36,475	$107,002	$122,591
Software	7,129	12,398	20,992	36,838
Print	12,482	14,906	35,837	44,360

Total revenue	55,087	63,779	163,831	203,789

Cost of revenue and operating expenses:
Media services	33,126	30,491	102,031	109,289
Software	7,799	11,832	25,284	41,166
Print	12,454	13,594	37,068	44,223
Unallocated	31,861	47,475	141,577	148,602

Total cost of revenue and operating expenses	85,240	103,392	305,960	343,280

Loss from operations	$(30,153)	$(39,613)	$(142,129)	$(139,491)

13.     Distribution Agreement with AOL

      In January 2003, the Company entered into a new marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated obligations under the previous agreement. As

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included in other income in the Consolidated Statement of Operations for the nine months ended September 30, 2003.

14.     Settlement of Dispute and Litigation

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

      As discussed below under “Settlement of Securities Class Action Lawsuit,” on March 7, 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company. However, as part of the Company’s settlement of the Securities Class Action Lawsuit, the parties have requested that the court enter an order barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit. In the event

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the settlement is ultimately approved, the Company anticipates that the court will enter the requested bar order.

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

      For its part, the Company released all claims against Cendant (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group (other than with respect to the existing Falcon license agreement described below) and the Company’s prior restatement of its consolidated financial statements.

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

      New Registration Rights Agreement. The new Registration Rights Agreement required the Company to file a shelf registration statement relating to the approximately 18.3 million shares held by Cendant as a result of the acquisition of the Move.com Group, with expenses to be paid by the Company. The registration statement was declared effective on September 5, 2003. If the Company’s stock is delisted from The NASDAQ SmallCap Market prior to March 5, 2004 or if the registration statement fails to remain effective through that date, and in certain other circumstances, the Company will be required to pay Cendant liquidated damages of approximately $18,000 per business day, up to a maximum of $7.5 million. The Company’s obligation to pay liquidated damages will terminate if the registration statement has remained continuously effective and useable for a period of six months and the Company’s stock has not been delisted during that time. Cendant may request one underwritten offering pursuant to the new Registration Rights Agreement, with underwriters to be chosen by Cendant.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option Agreement. The Option Agreement granted to the Company an option to purchase 7,264,812 shares of the Company’s common stock held by Cendant. The option became exercisable on August 15, 2003 and expired on October 4, 2003 without being exercised.

      New Listings License Agreement. Under the new Listings License Agreement, Cendant granted to the Company a non-exclusive license to use Listing Data (generally defined as data and information related to the sale, purchase, lease, or rental of residential property) and Broker Agent Data (generally defined as data and information related to residential real property brokers or sales agents) on any of the Company’s websites where REALTOR.com® listings are displayed. Cendant is not obligated to provide any data to the extent that the Company can obtain the same data under one of its MLS agreements. Cendant can terminate the license for any reason upon 90 days written notice. The new Listings License Agreement also prohibits the Company from charging referral fees during the term of the agreement and for a period of three years following termination. Also for a period of three years following a termination of the new Listings License Agreement, Cendant cannot directly or indirectly take action to reduce the quality, quantity, substance, accuracy or timeliness of listings available to the Company from any MLS, or from Cendant or its affiliates or franchisees.

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

      Prior to the settlement, the Company was not receiving any Listings Data or Broker Agent Data from Cendant under the Master Operating Agreement because it receives such data from its arrangements with approximately 900 MLSs across the United States. The new Listings License Agreement does not affect the Company’s arrangements with these MLSs. Thus, the new Listings License Agreement, like the now terminated Master Operating Agreement, serves as a backup source for such data.

      In conjunction with the termination of the exclusive license under the Master Operating Agreement, the Company relinquished certain exclusive data rights and rights under other agreements. As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company has recorded an impairment charge of $12.2 million in the nine months ended September 30, 2003.

      Source Code License and Maintenance Services Agreement. Pursuant to an agreement dated October 26, 2000 (the “First Falcon Agreement”), the Company agreed to provide RETT a modified version of the Company’s Top Producer Online contact management software for real estate agents known as “Falcon.” The First Falcon Agreement contemplated that the parties would enter into a maintenance services agreement with respect to Falcon. In connection with the settlement, a Source Code License and Maintenance Services Agreement (the “Second Falcon Agreement”) was executed with Cendant under which the Company agreed to provide Cendant with the source code for the Falcon software and for certain other Top Producer Online software. Cendant may use this source code to maintain, modify, and upgrade the Falcon software. The Company also agreed to provide Cendant with a dedicated support staff who will use commercially reasonable efforts to maintain, modify, and upgrade Falcon as instructed by Cendant. The initial term for such support is three years, and Cendant will have the option to renew for one additional year. The Company is entitled to receive approximately $2.3 million in maintenance fees which will be recognized on a straight-line basis over the three-year term of the maintenance agreement. Cendant agreed not to develop or promote a competitive online real estate customer relationship management system for two years.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following the settlement, the Company and RETT also entered into an Amendment to Software License Agreement (the “Amendment”), thereby amending the First Falcon Agreement. The Amendment modifies certain of the Falcon software functionality that the Company must deliver to RETT and establishes deadlines by which the various Falcon software components must be delivered. The Amendment also requires the Company to develop new features and functionality for certain other Top Producer Online software. Further, the Amendment grants to RETT, Cendant, and certain of Cendant’s affiliates (including affiliates outside of the real estate industry) a license to use the Falcon software as newly described in the Amendment, and a license to use certain other Top Producer Online software.

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

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed without prejudice the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against it, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

      On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement is expected to be held on January 16, 2004, after delivery of notice to class members. At that time, the court will determine whether to grant final approval of the settlement.

      As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of the Company’s common stock valued at $50.6 million. In October 2003, the Company placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has recorded a litigation settlement charge of $63.6 million in its operating results for the nine months ended September 30, 2003. In addition, the Company has agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company and will request that the court issue a bar order providing for the maximum protection to which the Company is entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. However, there are still additional risks to the Company that certain eligible class members may opt out of the settlement and pursue separate claims against the Company, that the settlement could fail to receive court approval or that the Company could be the subject of adverse rulings on some of the other securities claims that are currently outstanding in other jurisdictions.

15.     Commitments and Contingencies

Shareholder Litigation

      On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. The settlement, which is subject to final court approval, has been filed with the court and a hearing on final approval is scheduled for January 16, 2004. See Note 14, “Settlement of Dispute and Litigation,” for more information.

      In September 2002, Matt L. Brody filed a class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. In October 2002, defendants removed the action to the United States District Court, Central District of California. In June 2003, plaintiff filed with the United States Court of Appeals for the Ninth Circuit a Petition for Writ of Mandamus, asking the Ninth Circuit to direct the District Court to vacate its order denying plaintiff’s motion to remand the action to state court. On August 15, 2003, the Ninth Circuit issued an order directing the real parties in interest to file a response. Defendants filed their response on August 29, 2003. On August 11, 2003, the District Court issued an order dismissing without prejudice plaintiff’s claims against the defendants and striking his class action allegations. The court found that plaintiff had failed to meet the requirements of the Private Securities Litigation Reform Act to maintain the action as a class action, as well as other deficiencies in his complaint. Plaintiff filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss on October 29, 2003. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

      In November 2002, Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. In June 2003, plaintiff filed a first-amended complaint, naming as defendants the Company, certain of the Company’s former officers, directors, and employees, AOL Time Warner, Inc. and PricewaterhouseCoopers LLP. The amended complaint alleges

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violations of the federal securities laws, intentional and negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporations Codes, intentional and negligent infliction of emotional distress, civil conspiracy, and misrepresentation in a securities transaction. On August 22, 2003, the Court dismissed without prejudice as to all defendants plaintiff’s fraud related claims and claims for breach of fiduciary duty, breach of covenant of good faith and fair dealing, intentional infliction of emotional distress, and civil conspiracy. The Court dismissed with prejudice plaintiff’s claims under California Business and Professions Code § 17200 and negligent infliction of emotional distress. On September 11, 2003, the plaintiff filed an amended complaint alleging violations of the federal securities laws, negligent and intentional misrepresentation, violations of California Corporation Code § 25400, unfair business practices, intentional infliction of emotional distress and civil conspiracy. The Company answered the amended complaint on October 29, 2003. As the case is in a very early stage, the Company is unable to express an opinion at this time as to its merits.

      In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by Homestore of its financial condition prior to the Company’s acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with the Company’s acquisition of iPlace in August 2001. On March 19, 2003, the court granted the Company’s motion to transfer this case to the United States District Court, Central District of California. In May 2003, the Company answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. Trial has tentatively been scheduled for July 6, 2004. Although the Company intends to vigorously defend plaintiffs’ claims, the Company is unable to express an opinion at this time as to the probable outcome of the litigation.

      The Company has received correspondence from an attorney representing former shareholders of Top Producer Systems, Inc. and Wyldfyre Technologies, Inc. including current employees alleging fraud, breach of fiduciary duty and violations of securities laws by the Company and certain of its officers in connection with the Company’s acquisitions of those entities in exchange for common stock of the Company (or securities exchangeable for common stock of the Company) in May 2000 and March 2000, respectively. The Company is in the early stages of evaluation of these claims and is unable to express an opinion at this time as the probable outcome of the dispute.

Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The parties have lodged with the court a stipulation agreeing to defer all proceedings and continue all responsive dates until further action by the parties. The Company is pursuing a settlement of this matter.

      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on behalf of the Company as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The Company is pursuing a settlement of this matter.

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Investigation

      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of the Company’s financial results that occurred in March 2002. The SEC has requested that the Company provide it with certain documents concerning the restatement of the Company’s financial results. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.

      In September 2002, March 2003, and September 2003, certain former employees of Homestore entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed the Company that it would not bring any enforcement action against the Company because of the actions taken by its Board of Directors and its Audit Committee and its cooperation in the SEC’s investigation. Because the investigation is ongoing and the Company is committed to cooperating with the SEC, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”) and TIG Insurance Company of Michigan (“TIG”) sent the Company notices of rescission of the officers and directors liability policies issued to Homestore for the period of August 4, 2001 through August 4, 2002. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against Homestore and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. The Company requested that the court stay the Federal and Genesis actions, but those requests were denied in March 2003.

      In February 2003, TIG dismissed its federal court rescission action and filed a new rescission action against the Company and certain of its current and former officers and directors in California State Superior Court. The Company answered the complaint and pretrial discovery is underway.

      In October 2002, Lumbermens Mutual Casualty Company rescinded and filed a similar complaint against Homestore and certain current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles. The Company answered the complaint and pretrial discovery is underway. The TIG and Lumbermens cases recently were reassigned to a single judge and, as a consequence, the trial previously scheduled in the TIG case for January 2004 has been postponed. No trial date is currently set in either the TIG or the Lumbermens case.

      In May 2003, XL Insurance Limited (“Bermuda”) sent the Company a notice of rescission of the officers and directors liability policy issued to Homestore for the period August 4, 2001 to August 4, 2002. The Company is in discussions with Bermuda about possibly deferring any arbitration over the insurer’s purported rescission pending the resolution of the underlying liability lawsuits.

      In May 2003, the United States District Court for the Central District of California denied the Company’s request that the hearing on Federal’s motion for summary judgment be continued to allow the Company to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. In July 2003, the same Court granted motions for summary judgment declaring that the directors and officers liability policies issued by Genesis, Royal and Clarendon are rescinded as to all insureds. The

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has initiated appeals from each of the District Court’s judgments to the Ninth Circuit Court of Appeals, and intends to defend the remaining actions vigorously; however, the Company is unable to form a judgment as to the ultimate outcomes.

Other Litigation

      In connection with the Company’s acquisition of the Move.com Group, Cendant previously alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 consolidated financial statements. In connection with the acquisition, the Company entered into a series of related agreements with Cendant that, among other things provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. On August 5, 2003, the Company and Cendant settled potential claims relating to the Company’s acquisition of the Move.com Group and entered into certain new agreements with Cendant. See Note 14, “Settlement of Dispute and Litigation,” for more information.

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

      In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc. (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica was seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and was completed in March 2003. The arbitrator ruled that Amica was not entitled to any consequential damages or lost profits. The arbitrator subsequently ruled that Amica was entitled to compensatory damages and interest in the amount of $303,000. The Company appealed the arbitrator’s ruling. The appeal was denied and the Company intends to pay the assessed damages without further appeal.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled.

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

HOMESTORE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attorney filed an appearance on behalf of Tren on March 24, 2003, and on May 23, 2003, the Court vacated its dismissal of Tren’s action. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.

      On October 29, 2003, Peter Tafeen, a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. Under Section 145 of the Delaware General Corporation Law and the Bylaws of the Company, the complaint asserts a claim for advancement of expenses incurred in the amount of $2.0 million and for future expenses in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. While we intend to vigorously defend the case, we are unable to express an opinion as to its merits at this time.

      In connection with the Company’s sale of its ConsumerInfo division to Experian in March 2002, a portion of the purchase price was put in escrow to secure the Company’s indemnification obligations, of which $7.2 million was still in escrow as of September 30, 2003. The escrow is scheduled to terminate in the fourth quarter of 2003, but in the third quarter of 2003 Experian demanded indemnification from the Company for several claims made against Experian or its subsidiaries. The Company is in the early stages of evaluation of these indemnity claims and is unable to express an opinion at this time as to their merits.

      From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-Q and except as set forth herein, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002, and in our Form 8-K filed with the SEC on August 14, 2003.

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

Our Operating Segments

      As of the beginning of 2003, we combined the previously reported Online Advertising segment with the Media Services segment as we changed the way that we manage and evaluate our businesses. In addition, we changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, we now evaluate performance and allocate resources based on the following three segments:

      Media Services. Media Services represents our products and media services that promote and connect real estate professionals to consumers as well as providing online advertising through our REALTOR.com®, HomeBuilder.com, Homestore Apartments & Rentals and Homestore.com websites. This segment also includes our limited international activities.

      Software. Software (formerly Software and Services) includes our property listing management and customer relationship management applications for REALTORS®, MLSs, and homebuilders, offered through our Top Producer®, WyldFyre™, and Computers For Tracts, or CFT, businesses, respectively.

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

      These unaudited Consolidated Financial Statements include the consolidated accounts of Homestore, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions

      We have a history of acquisitions dating back to 1998, but have not engaged in any acquisition activity since August 2001, when we acquired iPlace, Inc.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002, and our Form 8-K filed with the SEC on August 14, 2003.

Legal Contingencies

      We are currently involved in certain legal proceedings, as discussed in Note 14, “Settlement of Dispute and Litigation,” and Note 15, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our consolidated financial position and results of operations.

Results of Operations

     Three Months Ended September 30, 2003 and 2002

Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $8.7 million, or 14%, to $55.1 million for the three months ended September 30, 2003 from revenue of $63.8 million for the three months ended September 30, 2002. The primary reasons for the decline in revenue were due to decreases in the Media Services segment of $1.0 million, the Software segment of $5.3 million, and the Print segment of $2.4 million. Of these declines, $5.8 million was due to related party revenues with $3.4 million in the Media Services segment and $2.4 million in the Software segment, from the expiration of legacy contracts.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately $2.4 million, or 14%, to $15.4 million for the three months ended September 30, 2003 from $17.8 million for the three months ended September 30, 2002. The decrease was primarily due to decreases in personnel and related costs of

$1.3 million, royalties and fees of $647,000, and other direct costs of approximately $376,000. Personnel costs and other direct costs decreased primarily due to our restructuring efforts during 2002 and our continued focus on maintaining our gross margin. The decrease in royalties and fees is primarily due to changes in certain royalty agreements from a percentage of revenue model to fixed-fee per listing.

      Gross margin percentage remained constant for each of the three months ended September 30, 2003 and September 30, 2002 at 72%.

Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $15.2 million, or 37%, to $26.0 million for the three months ended September 30, 2003 from $41.2 million for the three months ended September 30, 2002. The overall decrease was primarily due to decreases in personnel and related costs of $1.7 million, stock-based charges of $15.7 million, and other direct costs of $1.3 million, partially offset by an increase in online marketing costs of $3.5 million. Personnel and related costs and other direct costs decreased primarily due to our restructuring efforts during 2002 and our continued focus on expense control in 2003. Stock-based charges primarily decreased due to the termination of the previous agreement with AOL. The increase in online marketing costs is due to an increase in distribution costs associated with traffic acquisition related to our new agreements with AOL, MSN and Yahoo!.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $1.1 million, or 18%, to $5.3 million for the three months ended September 30, 2003 from $6.4 million for the three months ended September 30, 2002. The decrease was primarily due to the reduction in other direct costs of $626,000 and personnel and related costs of $494,000. The reduction in other direct costs and personnel and related costs was primarily due to our restructuring efforts during 2002.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $1.0 million, or 6%, to $17.0 million for the three months ended September 30, 2003 from $18.0 million for the three months ended September 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $2.0 million offset by increases in bad debt expense of $829,000 and other direct costs of $216,000. The decreases in personnel and related costs were primarily a result of our restructuring efforts in 2002 and our continued focus on expense control in 2003. The increase in other direct costs was primarily due to increases in legal expenses partially offset by a reduction in other corporate overhead costs.

      Amortization of intangible assets. Amortization of goodwill and intangible assets was $5.9 million for the three months ended September 30, 2003 compared to $9.3 million for the three months ended September 30, 2002. The decrease in amortization was due to the impairment of intangible assets in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003.

      Impairment of long-lived assets. In conjunction with business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $15.7 million in the quarter ended September 30, 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to our apartments and rentals business, $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of CFT and $1.3 million of prepaid distribution expense.

      Restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the three months ended September 30, 2003, and there were no new restructuring plans approved during this same period. Restructuring charges for the three months ended September 30, 2002 reflected a charge of $3.6 million related to the third quarter of 2002 restructuring and integration plan and an additional charge of $7.1 million related to a change in estimate of the previous restructuring plans.

      We have taken restructuring charges in the fourth quarter of 2001, the first quarter of 2002 and the third quarter of 2002. All of the these charges were a part of approved plans by our Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below.

      In the fourth quarter of 2001, we recorded a charge of $35.8 million, which was included in acquisition and restructuring charges in the consolidated statement of operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions. This charge consisted of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us.

      During the three months ended March 31, 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the three months ended September 30, 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to conclude these estimates must be revised. Because we believed it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the quarter ended September 30, 2002. We also reduced our estimates for employee termination pay by $396,000 and our contractual obligations by $339,000.

      In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring and other one-time charges in the Unaudited Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000.

      In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Unaudited Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of September 30, 2003, eight of the planned 190 employees have not yet been terminated and a total of seven have not yet been paid severance. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

      A summary of activity related to the three restructuring charges and the changes in our estimates is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

December 2001 restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	309	260	—	2,289
Cash paid	(2,844)	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	(488)	—	—	(488)
Non-cash charges	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	11,732	—	4,437	17,898
Cash paid	(224)	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	9,928	—	2,729	14,006
September 2002 restructuring charge	1,590	2,033	—	—	3,623
Cash paid	(693)	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	18,568	—	1,683	21,859
Cash paid	(1,155)	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	17,166	—	1,163	18,782
Cash paid	(59)	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	15,039	—	836	16,269
Cash paid	(216)	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	13,368	—	656	14,202
Cash paid	(10)	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	$168	$12,187	$—	$577	$12,932

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2003 will be paid during 2003. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	September 30,

	2003	2002

Revenue	$373	$373
Cost of revenue	—	42
Sales and marketing	446	16,184
Product and website development	—	40
General and administrative	29	238

	$848	$16,877

      Stock-based charges decreased by $16.0 million to $848,000 for the three months ended September 30, 2003 from $16.9 million for the three months ended September 30, 2002. The decrease is due primarily to the termination of the previous agreement with AOL.

Interest Income (Expense), Net

      Interest income (expense), net, decreased $1.0 million to interest expense of $234,000 for the three months ended September 30, 2003, from interest income of $783,000 for the three months ended September 30, 2002 primarily as a result of reduced cash balances, a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Other Expense, Net

      Other expense, net, was $195,000 for the three months ended September 30, 2003. Other expense, net, of $1.5 million for the three months ended September 30, 2002 consists primarily of accretion of the AOL distribution obligation under the old agreement, which was terminated in early 2003.

Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the unaudited Consolidated Financial Statements reflect this as discontinued operations. During the three months ended September 30, 2002, we recorded a gain on the disposition of discontinued operations of $582,000 as a result of the change in the estimated transaction costs based on actual costs incurred.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended September 30, 2003 and 2002. As of December 31, 2002, we had $655.5 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of 2003, we combined the previously reported Online

Advertising segment with the Media Services segment as management changed the way that we manage and evaluate our businesses. In addition, we changed the name of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, we now evaluate performance and allocate resources based on three segments, consisting of Media Services, Software, and Print. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Revenue:
Media services	$35,476	$36,475
Software	7,129	12,398
Print	12,482	14,906

Total revenue	55,087	63,779

Cost of revenue and operating expenses:
Media services	33,126	30,491
Software	7,799	11,832
Print	12,454	13,594
Unallocated	31,861	47,475

Total cost of revenue and operating expenses	85,240	103,392

Loss from operations	$(30,153)	$(39,613)

Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related products and services as well as online advertising on various content areas of our websites.

      Media Services revenue decreased approximately $1.0 million, or 3%, to $35.5 million for the three months ended September 30, 2003, compared to $36.5 million for the three months ended September 30, 2002. The decrease is primarily due to a reduction in revenue from our virtual tour products of $1.2 million, and revenue from bulk purchases by a related party that expired in the fourth quarter of 2002 of $2.5 million. These decreases were also partially offset by increases in revenue from our Featured Home product of $1.5 million and our new “Find A Lender” directory product launched in the fourth quarter of 2002 of $1.0 million. Media Services revenue represented approximately 64% of total revenue for the three months ended September 30, 2003 compared to 57% of total revenue for the three months ended September 30, 2002.

      Media Services expenses increased $2.6 million, or 9%, to $33.1 million for the three months ended September 30, 2003, from $30.5 million for the three months ended September 30, 2002. The increase was primarily due to an increase in online marketing costs of $4.4 million due to our new agreements with AOL,

MSN and Yahoo! and an increase in the number of sales professionals in 2003. These increases were partially offset by decreases in personnel and other overhead costs of $1.5 million, and royalties of $0.6 million. Personnel and other overhead costs decreased primarily due to the implementation of our restructuring plans in 2002 and our continued focus on cost reduction efforts in 2003. Royalties decreased primarily due to a change from a percentage of revenue model to a fixed fee per listing beginning in the second half of 2002.

      Media Services generated an operating income of $2.4 million for the three months ended September 30, 2003 compared to operating income of $6.0 million for the three months ended September 30, 2002 primarily due to factors outlined above.

Software

      Our Software segment is comprised of our Top Producer, WyldFyre, CFT, and, in 2002, The Hessel Group businesses.

      Software revenue decreased $5.3 million, or 42%, to $7.1 million for the three months ended September 30, 2003, compared to $12.4 million for the three months ended September 30, 2002. The decrease was primarily due to a $2.4 million reduction in revenue from a related party for a custom development project that is substantially complete and a $2.2 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of 2002. The remaining decrease is attributable to the introduction of a new online version of our Top Producer product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 13% of total revenue for the three months ended September 30, 2003 compared to 19% of total revenue for the three months ended September 30, 2002.

      Software expenses decreased $4.0 million, or 34%, to $7.8 million for the three months ended September 30, 2003, compared to $11.8 million for the three months ended September 30, 2002. The decrease was primarily due to a $2.3 million reduction due to the shutdown and sale of assets of The Hessel Group. The remaining decrease was in personnel related costs as a result of our restructuring plans during 2002 as well as our continued focus on expense control in 2003.

      Software generated an operating loss of $670,000 for the three months ended September 30, 2003, compared to an operating income of $566,000 for the three months ended September 30, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by the cost reductions implemented by management. As sales continue to shift from the desktop product sold with a one-time license fee to an online product sold for a lower monthly subscription fee, we may experience a decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales. No assurance can be given that such an increase in online subscriptions will occur.

Print

      Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Print revenue decreased $2.4 million, or 16%, to $12.5 million for the three months ended September 30, 2003, compared to $14.9 million for the three months ended September 30, 2002. The decrease was primarily due to reduced sales from a decline in the size of our local merchant sales force, a reduction in the number of books distributed and the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 23% of total revenue for each of the three months ended September 30, 2003 and September 30, 2002.

      Print expenses decreased $1.1 million, or 8%, to $12.5 million for the three months ended September 30, 2003, compared to expenses of $13.6 million for the three months ended September 30, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.

      Print generated an operating income of $28,000 for the three months ended September 30, 2003, compared to an operating income of $1.3 million for the three months ended September 30, 2002, primarily due to the revenue decline discussed above not being fully offset by the cost reduction efforts and production improvements.

     Unallocated

      Unallocated expenses decreased $15.6 million, or 33%, to $31.9 million for the three months ended September 30, 2003 from $47.5 million for the three months ended September 30, 2002. The decrease was primarily due to the decreases in stock-based charges of $16.0 million, amortization of intangibles of $3.3 million, restructuring charges of $10.7 million, and other costs of $1.3 million primarily related to a reduction in overhead costs due to the implementation of our restructuring plans in 2002 and our cost containment efforts, offset by our impairment charge of $15.7 million in the three months ended September 30, 2003. The reduction in stock-based charges was a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles was primarily due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003.

     Nine Months Ended September 30, 2003 and 2002

     Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $40.0 million, or 20%, to $163.8 million for the nine months ended September 30, 2003 from revenue of $203.8 million for the nine months ended September 30, 2002. The primary reasons for the decline in revenue were due to decreases in the Media Services segment of $15.6 million, the Software segment of $15.8 million, and the Print segment of $8.6 million. Of these declines, $19.9 million was due to declines in related party revenues; $12.1 million in the Media Services segment and $7.8 million in the Software segment, from the expiration of legacy contracts.

     Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately $15.3 million, or 25%, to $46.1 million for the nine months ended September 30, 2003 from $61.4 million for the nine months ended September 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $6.8 million, royalties and fees of $2.5 million, production and fulfillment costs of approximately $596,000, hosting and imaging costs of $2.3 million, and other direct costs of approximately $3.1 million. Personnel and related costs and other direct costs decreased primarily due to our restructuring efforts during 2002 and our continued focus on expense control in 2003. The decreases in both production and fulfillment costs and hosting and imaging costs were due to the elimination of the full service virtual tours business as we ceased performing photography services in the second half of 2002. The decrease in royalties and fees is primarily due to changes in certain royalty agreements from a percentage of revenue model to a fixed-fee per listing.

      Gross margin percentage for the nine months ended September 30, 2003 was 72%, two percentage points higher than the gross margin percentage of 70% for the nine months ended September 30, 2002. The increase in gross margin percentage was primarily due to factors mentioned above.

     Operating Expenses

      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $51.0 million, or 39%, to $79.0 million for the nine months ended September 30, 2003 from $130.0 million for the nine months ended September 30, 2002. The overall decrease was primarily due to decreases in personnel and related costs of $9.4 million, stock-based charges of $47.7 million, and other direct costs of $3.9 million, partially offset by increases in online marketing costs of $10.0 million. Personnel and related costs and other direct costs decreased primarily due to our restructuring efforts during 2002 and our continued focus on expense control in 2003. The increase in online marketing costs was due to an increase in distribution costs associated with traffic acquisition related to our new agreements with AOL, MSN and Yahoo!. Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.

      Product and website development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $7.5 million, or 31%, to $16.7 million for the nine months ended September 30, 2003 from $24.2 million for the nine months ended September 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $1.2 million and the reduction of other direct costs of $6.3 million due to our restructuring efforts in 2002 and our continued focus on expense control in 2003.

      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $12.0 million, or 19%, to $52.9 million for the nine months ended September 30, 2003 from $64.9 million for the nine months ended September 30, 2002. The decrease was primarily due to decreases in personnel and related costs of $6.4 million, bad debt expense of $3.2 million, stock-based charges of $992,000 and other direct costs of $1.4 million. The decreases in personnel and related costs and other overhead were primarily a result of our restructuring efforts in 2002 and our continued focus on expense control in 2003. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies.

      Amortization of intangible assets. Amortization of goodwill and intangible assets was $19.9 million for the nine months ended September 30, 2003 compared to $27.8 million for the nine months ended September 30, 2002. The decrease in amortization was due to the impairment of intangible assets in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003.

      Litigation settlement. As a result of our settlement of the Securities Class Action Lawsuit, we have recorded a litigation settlement charge of $63.6 million in our operating results for the nine months ended September 30, 2003. During 2002, we reached a settlement with MemberWorks and have included the $23.0 million cost of the settlement in our results of operations for the nine months ended September 30, 2002.

      Impairment of long-lived assets. In conjunction with business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $15.7 million in the nine months ended September 30, 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to our apartments and rentals business, $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of CFT and $1.3 million of prepaid distribution expense. In addition, in conjunction with the settlement of the dispute with Cendant we relinquished our exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to us and, accordingly, we have recorded an impairment charge of $12.2 million for the nine months ended September 30, 2003.

      Restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the nine months ended September 30, 2003 and there were no new restructuring plans approved during this same period. Restructuring charges were $12.1 million for the nine months ended September 30, 2002 related to the restructuring plans approved in the first and third quarters of 2002.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Revenue	$1,119	$1,128
Cost of revenue	16	105
Sales and marketing	3,719	51,412
Product and website development	15	100
General and administrative	135	1,127

	$5,004	$53,872

      Stock-based charges decreased by $48.9 million to $5.0 million for the nine months ended September 30, 2003 from $53.9 million for the nine months ended September 30, 2002. The decrease was due primarily to the termination of the previous agreement with AOL.

     Interest Income (Expense), Net

      Interest income (expense), net, decreased $2.5 million to interest expense of $288,000 for the nine months ended September 30, 2003, from interest income of $2.2 million for the nine months ended September 30, 2002 primarily as a result of reduced cash balances, a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

     Gain on Settlement of Distribution Agreement

      In January 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated the obligation under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our Consolidated Balance Sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the nine months ended September 30, 2003.

     Other Income (Expense), Net

      Other income, net, of $749,000 for the nine months ended September 30, 2003, consisted primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters. Other expense, net, of $1.2 million for the nine months ended September 30, 2002 consisted primarily of the accretion of a distribution obligation of $11.1 million and other miscellaneous expense of $900,000, partially offset by $10.8 million of income from an amendment of an existing agreement.

     Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the unaudited Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the nine months ended September 30, 2003, as a result of the receipt of cash and stock valued at $230,000 released from our escrow related to our purchase of iPlace and the receipt of $2.3 million in cash from our escrow related to the sale of our ConsumerInfo division. During the nine months ended September 30, 2002, we recorded a gain on the disposition of discontinued operations of $10.8 million as a result of our sale of the ConsumerInfo division and income of $846,000 from discontinued operations.

     Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 2003 and 2002. As of December 31, 2002, we had $655.5 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2007. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

     Segment Information

      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Revenue:
Media services	$107,002	$122,591
Software	20,992	36,838
Print	35,837	44,360

Total revenue	163,831	203,789

Cost of revenue and operating expenses:
Media services	102,031	109,289
Software	25,284	41,166
Print	37,068	44,223
Unallocated	141,577	148,602

Total cost of revenue and operating expenses	305,960	343,280

Loss from operations	$(142,129)	$(139,491)

     Media Services

      Our Media Services segment is comprised of our REALTOR.com®, Homebuilder.com, Homestore Apartments & Rentals, and other real estate related produces and services as well as online advertising on various content areas of our websites.

      Media Services revenue decreased approximately $15.6 million, or 13%, to $107.0 million for the nine months ended September 30, 2003, compared to $122.6 million for the nine months ended September 30, 2002. The decrease is primarily due to a reduction in revenue from our virtual tour products of $9.2 million, bulk purchases by a related party that expired in the fourth quarter of 2002 of $10.6 million, a reduction in revenue share from AOL of $1.0 million, and the expiration of large display advertising contracts that did not renew totaling $4.8 million. These decreases were partially offset by increases in revenue from our Featured Home product of $5.1 million and our new “Find A Lender” directory product launched in the fourth quarter of 2002 of $2.4 million and other direct sales to real estate professionals totaling $2.4 million. Media Services revenue represented approximately 65% of total revenue for the nine months ended September 30, 2003 compared to 60% of total revenue for the nine months ended September 30, 2002.

      Media Services expenses decreased $7.3 million, or 7%, to $102.0 million for the nine months ended September 30, 2003, from $109.3 million for the nine months ended September 30, 2002. The decrease was primarily due to decreases in personnel and other overhead costs of $12.1 million, royalties of $2.3 million, and hosting and imaging costs of $2.0 million. These decreases were partially offset by an increase in online marketing costs of $8.9 million due to our new agreements with AOL, MSN and Yahoo! and an increase in the number of sales professionals in 2003. Personnel and other overhead costs decreased primarily due to the implementation of our restructuring plans and our continued focus on expense control in 2003. Royalties decreased primarily due to a change from a percentage of revenue model to a fixed fee per listing in the second half of 2002. Hosting and imaging costs decreased as we ceased performing photography services in the second half of 2002.

      Media Services generated operating income of $5.0 million for the nine months ended September 30, 2003 compared to operating income of $13.3 million for the nine months ended September 30, 2002 primarily due to factors outlined above.

     Software

      Our Software segment is comprised of our Top Producer, WyldFyre, CFT, and, in 2002, The Hessel Group businesses.

      Software revenue decreased $15.8 million, or 43%, to $21 million for the nine months ended September 30, 2003, compared to $36.8 million for the nine months ended September 30, 2002. The decrease was primarily due to a $7.8 million reduction in revenue from a related party for a custom development project that is substantially complete and a $5.3 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of 2002. The remaining decrease is attributable to the introduction of a new online version of our Top Producer product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 13% of total revenue for the nine months ended September 30, 2003 compared to 18% of total revenue for the nine months ended September 30, 2002.

      Software expenses decreased $15.9 million, or 39%, to $25.3 million for the nine months ended September 30, 2003, compared to $41.2 million for the nine months ended September 30, 2002, primarily due to the shutdown and sale of assets of The Hessel Group resulting in the elimination of $10.4 million in expenses and reductions in personnel related costs as a result of our cost reduction efforts during 2002 and our continued focus on expense control in 2003.

      Software’s operating losses remained consistent at $4.3 million for each of the nine months ended September 30, 2003 and the nine months ended September 30, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by the cost reductions implemented by management. As sales continue to shift from the desktop product sold with a one-time license fee to an online product sold for a lower monthly subscription fee, we may experience a decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales. No assurance can be given that such an increase in online subscriptions will occur.

Print

      Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Print revenue decreased $8.6 million, or 19%, to $35.8 million for the nine months ended September 30, 2003, compared to $44.4 million for the nine months ended September 30, 2002. The decrease was primarily due to reduced sales from a decline in the size of our local merchant sales force, a reduction in the number of books distributed and the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 22% of total revenue for each of the nine months ended September 30, 2003 and September 30, 2002.

      Print expenses decreased $7.1 million, or 16%, to $37.1 million for the nine months ended September 30, 2003, compared to expenses of $44.2 million for the nine months ended September 30, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.

      Print generated an operating loss of $1.2 million for the nine months ended September 30, 2003, compared to operating income of $137,000 for the nine months ended September 30, 2002 primarily due to the revenue decline discussed above not being fully offset by the cost reduction efforts and production improvements.

Unallocated

      Unallocated expenses decreased to $141.6 million for the nine months ended September 30, 2003 from $148.6 million for the nine months ended September 30, 2002. The decrease was primarily due to decreases in stock-based charges of $48.9 million, amortization of intangibles of $7.9 million, restructuring charges of $12.1 million and other costs of $6.6 million primarily related to a reduction in overhead costs due to the implementation of our restructuring plans in 2002 and our continued focus on expense control in 2003. The decrease was offset by litigation settlement charge of $63.6 million (compared to $23.0 million in 2002) and the impairment of long-lived assets of $27.8 million. The reduction in stock-based charges was a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles was primarily due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003. We are continuing to make efforts to reduce our corporate overhead expenses but cannot provide assurances that reductions will be achieved.

Liquidity and Capital Resources

      Net cash used in continuing operating activities of $27.1 million for the nine months ended September 30, 2003 was attributable to the net loss from continuing operations of $37.6 million, offset by non-cash expenses including depreciation, amortization of intangible assets, impairment of long-lived assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $64.7 million and increased by the non-cash gain on settlement of the AOL distribution agreement of $104.0 million. Also reducing the cash used in continuing operating activities were the variances in operating assets and liabilities of approximately $49.8 million, primarily as a result of the accrual of the litigation settlement and the settlement of the AOL agreement. Because of the impact of our restructuring efforts in 2002 and the impairment and litigation settlement charges, the cash flow from operations for the nine months ended September 30, 2002 is not comparable to our current results. Net cash used by continuing operating activities was $87.7 million for the nine months ended September 30, 2002. Net cash used in continuing operating activities was the result of the operating loss from continuing operations of $138.4 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $115.9 million. Net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $65.2 million, principally relating to decreases in accounts payable balances and deferred revenue.

      Net cash used in investing activities of $26.4 million for the nine months ended September 30, 2003 was attributable to purchases of short-term investments of $21.0 million and purchases of capital expenditures primarily due to the implementation of our new enterprise reporting system of $6.7 million partially offset by the sale of assets of $1.3 million. Net cash provided by investing activities of $15.0 million for the nine months ended September 30, 2002 was primarily attributable to the maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $1.7 million, partially offset by capital expenditures of $1.1 million.

      Net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2003 was primarily attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2002 was primarily attributable to the repayment of stockholders’ notes of $3.5 million and proceeds from the exercise of stock options, warrants and share issuances under employee stock purchase plan of $785,000 offset by an increase in our restricted cash balance of $2.5 million and $521,000 relating to a settlement of a stock issuance obligation.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of September 30, 2003, we had an accumulated deficit of $1.9 billion and cash and short-term investments of $52.7 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise reporting system. Total contractual commitments as of September 30, 2003 associated with the project were $4.5 million of which $4.1 million was paid by September 30, 2003. We have also entered into a settlement agreement of our Securities Class Action Lawsuit that will require us to pay $13.0 million in cash. We have also stated our intention to invest in our products and our infrastructure and incur up to $10.0 million in capital expenditures in 2003. We have no material financial commitments other than those under operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2002. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.

      We may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our recently announced settlement of the Securities Class Action Lawsuit will further deplete our cash balance by $13.0 million and increase the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 14, “Settlement of Dispute and Litigation” and Note 15, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements.

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

Recent Accounting Developments

      In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 provides guidance for determining whether and how to consolidate variable interest entities, or VIEs. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. In October 2003, the FASB announced it has deferred the effective date of FIN 46 until the fourth quarter of 2003. We plan on adopting FIN 46 in the fourth quarter of 2003 and are studying the impact of FIN 46 on our consolidated financial position, results of operations and cash flows.

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

      In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry into certain of our accounting practices and that the results of the inquiry to date determined that our unaudited interim financial statements for 2001 would require restatement. In February 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, in March 2002 we filed an amended Form 10-K for the year ended December 31, 2000 and amended Form 10-Qs for the first three quarters of 2001.

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

      In September 2002, March 2003 and September 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed us that they would not bring any enforcement action against us because of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation. Because the investigation is ongoing and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

Litigation relating to accounting irregularities could have an adverse effect on our business.

      Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and six lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of our former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff, or the “Plaintiff”, in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint, or Securities Class Action Lawsuit, naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others MaxWorldwide, Inc. (formerly L90, Inc.), PricewaterhouseCoopers LLP, AOL Time Warner, Inc., and Cendant Corporation as defendants. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

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

      On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement is scheduled to be held on January 16, 2004, after delivery of notice to class members. At that time, the court will determine whether to grant final approval of the settlement.

      As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million. In October 2003, we placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and 20.0 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, we have recorded a litigation settlement charge of $63.6 million in its operating results for the nine months ended September 30, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us and will request that the court issue a bar order providing for the maximum protection to which we are entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. However, there are still additional risks to us that certain eligible class members may opt out of the settlement and pursue separate claims against us, or that the settlement could fail to receive final court approval. See Note 14, “Settlement of Dispute and Litigation,” to our unaudited Consolidated Financial Statements contained in Part I to this Form 10-Q for more information.

      In addition, we are subject to several other shareholder and derivative lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Note 154, “Commitments and Contingencies” to our unaudited Consolidated Financial Statements contained in Part I to this Form 10-Q for more information.

Litigation by Cendant could have an adverse effect on our business.

      On August 5, 2003, we settled the dispute with Cendant Corporation, or Cendant, arising out of our 2001 acquisition of Move.com, Inc. and Welcome Wagon International, Inc., or the Move.com Group, from Cendant. See Note 14, “Settlement of Dispute and Litigation,” to our unaudited Consolidated Financial Statements contained in Part I to this Form 10-Q. Under the terms of the Settlement Agreement, Cendant agreed not to sue us, or our officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of our consolidated financial statements except in the following limited circumstances. Cendant retained the right to sue us for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles. The court in the Securities Class Action Lawsuit previously dismissed, with prejudice, Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us. However, as part of our settlement of the Securities Class Action Lawsuit, the parties have requested that the court enter an order barring claims by third parties against us for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities

Class Action Lawsuit. In the event that the settlement is ultimately approved, we anticipate that the court will enter the requested bar order.

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

      In addition, if Cendant is not permitted to share in any subsequent potential settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or consideration that Cendant would have been entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. Because the proofs of claim have not yet been submitted or accepted in the settlement of the Securities Class Action Lawsuit, we are unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from us should Cendant be prevented from participating in the settlement.

      The settlement also required us to file a shelf registration statement relating to the approximately 18.3 million shares held by Cendant as a result of the acquisition of the Move.com Group, with expenses to be paid by us. The registration statement was declared effective on September 5, 2003. If our stock is delisted from The NASDAQ SmallCap Market prior to March 5, 2004 or if the registration statement fails to remain effective through that date, and in certain other circumstances, we will be required to pay Cendant liquidated damages of approximately $18,000 per business day, up to a maximum of $7.5 million. Our obligation to pay liquidated damages will terminate if the registration statement has remained continuously effective and useable for a period of six months and our stock has not been delisted during that time.

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

      As described in Note 14, “Settlement of Dispute and Litigation,” to our unaudited Consolidated Financial Statements contained in Part I to this Form 10-Q, we recently entered into a new Listings License Agreement with Cendant. The new Listings License Agreement with Cendant still serves as a back-up source for listings and broker agent data for us. However, Cendant may terminate the new Listings License Agreement upon 90 days written notice, rather than upon the more limited circumstances contained in the prior listings license arrangement with Cendant, which had an initial term of 40 years. Consequently, our reliance on obtaining listings from MLSs, real estate brokers and home builders has potentially increased as a result of our new arrangement with Cendant.

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

      There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, those controls.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 14, “Settlement of Dispute and Litigation,” and Note 15, “Commitments and Contingencies,” to our unaudited Consolidated Financial Statements contained in Part I to this Form 10-Q, which disclosure is incorporated herein by reference. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

10.1	2003 Executive Bonus Plan of W. Michael Long.
10.2	2003 Executive Bonus Plan of Jack D. Dennison.
10.3	2003 Executive Bonus Plan of Lewis R. Belote, III.
10.4	2003 Executive Bonus Plan of Allan D. Dalton.
10.5	2003 Executive Bonus Plan of Allan P. Merrill.
10.6	2003 Executive Bonus Plan of Michael R. Douglas.
10.7	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003.
10.8	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.10	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.11	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)

Exhibit
Number	Description

10.12	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On August 6, 2003, we filed on Form 8-K (pursuant to Item 9 — Regulation FD Disclosure) the press release announcing the settlement of our dispute with Cendant.

      On August 13, 2003, we filed on Form 8-K (pursuant to Item 9 — Regulation FD Disclosure) the press release announcing that we had entered into a settlement agreement regarding the Securities Class Action Lawsuit.

      On August 13, 2003, we filed on Form 8-K (pursuant to Item 12 — Results of Operations and Financial Condition) the press release announcing our financial results for the second quarter ended June 30, 2003 and a transcript of prepared remarks for the related conference call.

      On August 14, 2003, we filed on Form 8-K (pursuant to Item 5 — Other Events and Required FD Disclosure and Item 7 — Exhibits) revised items of our Form 10-K for the year ended December 31, 2002 to reflect the effects of a change in segments, the Cendant settlement and the Securities Class Action Lawsuit settlement.

      On August 14, 2003, to remove certain non-GAAP financial measures inadvertently filed as part of the Form 8-K filed on May 8, 2003, we filed on Form 8-K/ A (pursuant to Item 5 — Other Events and Required FD Disclosure) a redacted press release announcing our financial results for the second quarter ended June 30, 2003 and a redacted transcript prepared remarks for the related conference call.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer

Date: November 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2003 Executive Bonus Plan of W. Michael Long.
10.2	2003 Executive Bonus Plan of Jack D. Dennison.
10.3	2003 Executive Bonus Plan of Lewis R. Belote, III.
10.4	2003 Executive Bonus Plan of Allan D. Dalton.
10.5	2003 Executive Bonus Plan of Allan P. Merrill.
10.6	2003 Executive Bonus Plan of Michael R. Douglas.
10.7	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003.
10.8	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.10	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.11	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
10.12	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.