Form 10-K
period 2003-12-31
HOMESTORE INC
filed 2004-03-15
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-26659

Homestore, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30700 Russell Ranch Road Westlake Village, California (Address of Principal Executive Offices)	91362 (Zip Code)

Registrant’s telephone number, including area code:

(805) 557-2300

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Warrants to purchase Common Stock, par value $.001 per share

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003*	$135,397,371
Number of shares of common stock outstanding as of February 27, 2004.	121,334,360

*	Based on the closing price of the common stock of $1.72 per share on that date, as reported on the Nasdaq Stock Market’s SmallCap Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2004 Annual Meeting of Stockholders is incorporated by reference into Part III.

HOMESTORE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained in Item 1, “Business,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

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

      Our consumer websites include REALTOR.com®, HomeBuilder.comTM, RENTNET.com®, and Homestore.com®. We also provide software and related services to real estate industry professionals through several industry leading applications, and provide printed advertising and home plan products to pre-move and post-move consumers.

      The emergence and acceptance of the Internet has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. The real estate industry and home services market is particularly well suited for the Internet because of its complexity, fragmented nature, and reliance on the exchange of information. Real estate professionals currently spend almost nine billion dollars per year on marketing their products and services to apartment hunters, homebuyers and homesellers. Traditional methods of marketing for real estate professionals include classified advertisements, print media and other offline sources. These methods do not allow for interactivity and may use data that is incomplete or outdated. Additionally, these methods reach consumers only within specific local markets and are often distributed on a weekly or less frequent basis. These traditional marketing sources also lack content that can be searched based on specific detailed criteria, and do not have the ability to offer two-way communication. The Internet overcomes many of the limitations of traditional real estate marketing methods by providing consumers with access to information on market supply and demand and enabling consumers to search for real estate information based on specified, detailed criteria, without geographical limitations. The Internet offers a compelling means for consumers, real estate professionals, home builders, property managers and owners, and ancillary service providers to communicate and transact business together.

      We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history, including information regarding the difficult challenges we have faced since our discovery of accounting irregularities in late 2001 and our subsequent restatement of certain of our historical financial statements.

Our Vision

      Our vision statement incorporates the provision of products and services to consumers, real estate professionals and advertisers prior to, during and immediately following a move:

“We create media and technology solutions

to promote and connect
Real Estate Professionals
to Consumers
before, during and after a move.”

Our Operating Segments

      As of the beginning of 2003, we realigned our business to ensure that each of our products and services directly support this vision, and we organized our operating activities into three reporting segments:

      Media Services. Media Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com, RENTNET.com and Homestore.com websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated content and text based links and rich media applications which we sell to those businesses interested in reaching our targeted audience. This segment also includes our limited international activities.

      Software. Software includes our property listing management and customer relationship management applications for REALTORS®, Multiple Listing Services, or MLSs, and home builders, offered through our Top Producer®, WyldFyreTM, and Computers For Tracts, or CFT, businesses, respectively.

      Print. Print incorporates the targeted, new-mover advertising products provided by our Welcome Wagon® subsidiary, and sales of new home plans and related magazines through our Homestore Plans and Publications businesses.

Key Characteristics

      We believe there are several characteristics of our business that help distinguish Homestore from other real estate media and technology companies. These characteristics include the strength and depth of our real estate industry relationships, the high volume of visitors to our websites and the technology that powers our websites and applications.

Industry Relationships

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR; the National Association of Home Builders, or NAHB; hundreds of MLSs; the Manufactured Housing Institute, or MHI; and leading real estate franchisors, brokers, builders and apartment owners and managers. Under an agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate NAHB’s official website, HomeBuilder.com. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.

      National Association of REALTORS®. The NAR is the largest trade association in the United States that represents real estate professionals. NAR consists of residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 950,000 members as of December 2003.

      National Association of Home Builders. The NAHB is the second-largest real estate trade association in the United States. As of December 31, 2003, NAHB had approximately 215,000 members. Approximately one-third of NAHB’s members are home builders and/or remodelers and the remainder work in closely related fields within the residential real estate industry such as mortgage, finance, building products and building services, including subcontractors.

      Manufactured Housing Institute. The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2003, the MHI had approximately 300 member companies and approximately 100 affiliate members through its affiliated state associations.

      Multiple Listing Services. MLSs operate networks that provide real estate professionals with listings of properties for sale and are typically regulated by a governing body of local brokers and/or agents. There are approximately 900 MLSs nationwide that aggregate local property listings by geographic location.

Leading Consumer Websites

      The Homestore network of websites includes REALTOR.com®, the official site of NAR; Homebuilder.com, the official new homes site of NAHB; RENTNET.com, an apartments content and search site; and Homestore.com, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities.

      Collectively, the Homestore network of websites attracts approximately 9.8 million unique users per month, according to January 2004 data obtained from third-party Internet traffic auditor comScore Media Metrix. January is seasonally one of the highest traffic months for each of our sites. Our traffic in January 2004 grew approximately 8% from January 2003, which we attribute to both increasing consumer use of the Internet and greater reliance on the Internet for real estate related content.

      The typical visitor to the Homestore network visits us more than two times per month and spends approximately 36 minutes per month on our sites. Individually, REALTOR.com®, our flagship site, is the Internet’s No. 1 real estate site with approximately 414.5 million page views and approximately 5.5 million unique users recorded in January 2004, according to comScore. REALTOR.com® visitors spend a great deal of time browsing home listings — approximately 45 minutes per unique user in a typical month. HomeBuilder.com is the No. 1 Internet destination for gathering information and contacting home builders related to newly constructed and to-be-built homes, having attracted approximately 912,000 unique users in January 2004. RENTNET.com is a leading apartment website, having attracted approximately 1.6 million unique users in January 2004. Homestore.com, which comprises all of our consumer traffic not directed to one of our three property sites, attracted approximately 3.4 million unique users in January 2004.

      We are the exclusive provider of national property listings across America Online, or AOL, Yahoo!, Netscape, CompuServe and Digital City and soon to be the exclusive provider on The Microsoft Network, or MSN. In addition, we distribute moving, home and garden content for a home and real-estate related channel on AOL and provide AOL’s over 24.7 million domestic subscribers an online area to find home-related information, tools and services. Other significant portal relationships for the Homestore network include MSN, Yahoo! Inc., The Excite Network, Inc., iWon.com, Internet Broadcast Systems, Inc. and its websites for 53 local network-affiliated TV stations, and United Online through its NetZero and Juno brands.

      REALTOR.com®. The REALTOR.com® website offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. The REALTOR.com® website includes a directory of approximately 800,000 REALTORS® to help guide buyers and sellers through the real estate transaction process. For buyers, there is a searchable database of approximately two million existing homes for sale. For sellers, there are tools and information about understanding the value of their home, preparing the home for sale, listing and advertising the home and completing the sale. We receive listing content from approximately 900 MLSs across the United States. Our property listings typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines. In addition, we offer consumers information and tools on mortgages, home affordability, the offer process, applying for a loan, closing the purchase, planning the move and neighborhood profiles.

      Homebuilder.com. The Homebuilder.com website offers consumers a comprehensive resource for information on builders as well as information on newly built homes and housing plans. We aggregate information on more than 75,000 new and model homes for sale throughout more than 8,300 new home communities and planned developments throughout the United States. Homebuyers can browse through our database under three types of search queries: new homes, builders and manufactured homes. In addition to offering this information, we also provide consumers with community profiles and the ability to send detailed requests to builders via electronic mail, telephone or fax for further information on particular properties.

      RENTNET.com. The RENTNET.com website provides consumers with a large and comprehensive rental housing database. As of December 31, 2003, our rental housing database consisted of more than 40,000 properties, representing approximately 6.1 million apartment units located in more than 4,500 cities nationwide. Our database also includes corporate housing and self storage listings. We also provide consumers with information relating to moving services, renter’s insurance and neighborhood profiles. Additionally, consumers can create personalized moving checklists and receive email reminders.

      Homestore.com. As a complete home-information resource, Homestore.com offers a wide range of content on a variety of home related topics including mortgage financing, moving, and home and garden. The site utilizes content prepared by our in-house editorial staff as well as information obtained and displayed through third-party relationships. The Homestore.com site is organized into four primary channels:

•	Homestore Home Finance. Our Home Finance channel contains information and decision support tools that help consumers understand and satisfy their home financing and mortgage needs. A variety of content, tools, and interactive guides are available to help consumers with mortgages, loans, credit, insurance, legal matters and taxes. Additionally, consumers have access to our “Find a Lender” directory, which provides access to a variety of lending professionals.

•	Homestore Moving. Our Moving channel contains content, tools and interactive guides for consumers moving to new homes or relocating to another community. We also offer a database of self-serve storage to locations across the country. These resources provide movers with custom moving quotes and other resources necessary for making moving decisions, such as salary calculators, school reports and neighborhood information.

•	Homestore Home & Garden. Our Home & Garden channel is an online resource for consumers seeking to make improvements to their existing home, including remodeling, home improvement, landscaping and home maintenance needs. It provides an online resource for consumers seeking decorating ideas and information. The channel includes information for planning, budgeting and visualizing options, as well as specific advice on a room-by-room basis. The channel is designed to help consumers locate qualified professionals as well as provide them with do-it-yourself information.

•	Homestore Senior Housing. Our Senior Housing channel offers a database of senior housing listings, including Independent Living, Assisted Living, Nursing Homes, Continuing Care and Alzheimer’s Care. The channel also contains content, tools and guides to assist users in selecting suitable housing and care types, together with information on health and wellness.

Technology

      We seek to maintain and enhance our market position with consumers and real estate professionals by building proprietary systems and consumer features into our websites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our websites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See “— Intellectual Property.”

      Our Software segment business has also developed proprietary applications to enhance the productivity and profitability of real estate professionals. We are continually attempting to add functionality and features to our applications, including integration with our leading consumer websites. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

Products and Services

      Most of our revenue, including the majority of our Media Services and Software segments, is derived from subscription-based products. See Note 13, “Segment Information,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for financial information by segment.

Media Services Segment

      Our Media Services segment provides marketing and website solutions that allow real estate professionals to reach and connect with a highly targeted potential customer audience represented by the consumer traffic on our websites. We do this by allowing our customers to personalize the personal, corporate and property listing information contained on our websites and by allowing our customers to connect their personal or corporate website directly to our database of property information, our professional directories and to traditional Internet advertising products such as banner ads.

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

      During 2003, we changed the way we offer many of our products to customers, including a particularly significant change to our REALTOR® product offering. Historically, we required our REALTOR® customers to purchase a templated website, or homepage, in order to connect themselves to the listings displayed on REALTOR.com®. These templated website and listing enhancements were generally offered at the same price in different markets and did not provide for differential pricing based on the advertising value delivered to the customer. Beginning in the second quarter of 2003, we began to offer these services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change was intended to permit us to compete more effectively with traditional offline media products. The purchase of our templated website is no longer a requirement, but is an optional feature. Our implementation of these changes is expected to be completed during the second quarter of 2004.

      In addition, due to a new emphasis on selling our online advertising inventory, consisting of impressions created around our property listings and other content, to real estate professionals, we expect that an increasing percentage of our online advertising revenue will come from real estate professionals.

      We offer the following products and services through our Media Services segment:

      Classified Advertising. We offer a number of classified advertising opportunities throughout our network of websites, primarily in the form of property listing enhancements on REALTOR.com®, Homebuilder.com, and RENTNET.com websites.

•	Enhanced Listings. We offer our professional customers the ability to enhance their listings on our websites by adding their own personal promotion in the forms of custom copy, photographs, text effects, links to their homepage and/or virtual tours, and more.

•	Online Brochures. Our primary product for rental, corporate housing and senior housing property owners and managers is an online brochure displayed on our RENTNET.com website. We also offer a similar product to our home builder customers for display on our Homebuilder.com website. Our online brochures include property photos, floor plan images, virtual tours, unit descriptions, community descriptions, interactive mapping, driving directions and links to property owners’ or managers’ websites. A variety of enhancements are also available to assist in increasing the visibility of specific properties to our online audience.

•	Virtual Tours. We are the exclusive provider of the patented iPIX® virtual tour technology to the residential real estate market through our HomeTour 360® product. Our professional customers may purchase HomeTour 360® to enhance their online listings on REALTOR.com®, Homebuilder.com and RENTNET.com. In addition, we integrate other virtual tour products into our websites. These products allow consumers to interact with 360-degree views of properties, essentially allowing them to “walk through” the home while viewing the property online.

      Display Advertising. A variety of online display advertising in the form of banners, vertical “skyscraper” ads, and other Internet Advertising Bureau, or IAB, standard ad sizes can be purchased for placement throughout the Homestore network of websites by companies or individuals wishing to reach the largest and most targeted real estate-oriented audience. While companies currently make up the majority of our display advertising customers, we also offer a number of unique display advertising opportunities to individual real estate professionals to brand themselves online to consumers in their local market. Advertisers can also purchase custom advertising units on our websites, including text-based links and rich media products. We offer advertisers branding on a fixed-price basis and performance-based opportunities, generally sold on a cost per thousand basis.

•	Featured HomesTM. Featured HomesTM allows our REALTOR® subscribers to more prominently display their property listings on the REALTOR.com® website during geographically targeted property searches by consumers. Properties featured through the Featured HomesTM product are viewed first in any search of their respective zip codes.

•	Featured AgentTM. Featured AgentTM allows REALTORS® to promote themselves and their services on REALTOR.com® to a geographically targeted real estate audience.

•	Featured CompanyTM. Featured CompanyTM allows brokers to promote themselves and their services to a geographically targeted real estate audience on REALTOR.com®.

•	Sponsorships. Sponsorships allow advertisers to maximize their exposure on our websites by featuring fixed “buttons” or other prominent placements on certain pages on our websites. These advertisements present users with the opportunity to click-through directly to the advertiser’s site. Sponsorships may also include other advertising components such as content or online advertisements.

      Directory Listings. Advertisers can purchase placement in our online directory products. Our network of websites includes directories of REALTORS®, home builders, lenders, and self-service storage facilities. We believe our directory products offer advertisers the opportunity to reach qualified consumers based upon the targeted audience that visits our websites and are a cost-effective way for professionals to generate leads from online consumers.

•	XLeratorTM. Available to subscribers to our REALTOR® directory and website products, XLeratorTM is an online prospecting tool that enables real estate professionals to market themselves to potential buyers during the earliest stages of the research process when they search for homes on REALTOR.com®. Consumers can select a checkbox on REALTOR.com® that indicates they would like to be contacted by a REALTOR® from the area in which they are searching. While protecting the consumer’s privacy, XLeratorTM gathers this data and helps REALTORS® to reach out to these prospects via the Internet and to create a proactive marketing campaign.

      Websites. Our website product line is comprised of templated and custom websites for individuals as well as companies. We build websites based either on an á la carte features and functionality basis or bundled with pre-selected features based on industry segments, including websites designed specifically for REALTORS®, brokers, builders and manufactured housing retailers. For customers seeking websites with specialized features and expanded functionality, we design and build customized websites. In addition to the design and set-up of the websites, we also offer hosting and maintenance services.

•	One PlaceTM. One PlaceTM is a suite of products, including a website, that integrates with an interactive voice response system that is linked to a pager network. One PlaceTM enables REALTORS® to be paged when a potential homebuyer or homeseller submits an inquiry about a specific property listing. Additionally, if a prospective buyer contacts the REALTOR® after viewing a “for sale” sign, the interactive voice response system will provide the consumer with details about the property and then page the REALTOR® with a notification of the caller’s telephone number and the property listing for which the consumer has inquired.

      International. In October 2001, we entered into an agreement with the International Consortium of Real Estate Associations. This consortium, formed in May 2001, consists of approximately 24 real estate associations worldwide and was created to provide consumers with a single Internet-based source for real property around the world. Pursuant to this agreement, we agreed to operate the consortium’s website and have been endorsed as the exclusive provider of certain products and services to real estate agents in the countries in which members of the consortium have operations. To date, our international activities have not generated any significant amounts of revenue, and we do not expect any significant revenue from these activities in the foreseeable future.

Software Segment

      Our software businesses, Top Producer, WyldFyre and CFT, provide software solutions and related services to real estate professionals.

      Top Producer. Top Producer is a leading contact management software specific to real estate agents. Our Top Producer products have an installed customer base of more than 125,000 agents. Top Producer’s line of desktop and Internet applications for real estate agents features client management, appointment and task scheduling, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization for Palm and wireless devices. Products are privately labeled for some of the country’s largest brokers and franchise brands, such as GMAC, ERA, Coldwell Banker and Prudential, to offer to their affiliated agents and include applications for back office management, listing and transaction administration, Internet lead management and recruiting and sales management tools.

      WyldFyre. WyldFyre offers a suite of products for real estate professionals designed to help them access property listing information. WyldFyre’s software products are used at more than 60 Multiple Listing Services (MLSs) (including 44 of the 50 largest MLSs) representing more than 100,000 real estate professionals throughout the U.S., Canada, and Australia. WyldFyre’s products enable real estate professionals to access, display, and manipulate property information, photos, and maps. WyldFyre ListingsTM is our desktop listing productivity suite that provides real estate professionals with tools to create comprehensive listing presentations for buyers or sellers, customized comparative market analysis reports, and property marketing reports. Using the WyldFyre products, real estate professionals can access information from MLSs and store the information on their laptops so that they can later display this information to their prospective clients. Our web-based, MLSAllianceTM product enables real estate professionals to use a single gateway to access listings information from multiple neighboring MLSs. The product allows each MLS to maintain its identity, reporting formats, and control over its data, while facilitating streamlined access for end users.

      Computers for Tracts. CFT is a leading provider of sales force automation and warranty request management solutions to the home building industry. The company serves approximately 25% of the Builder 100, which together sell approximately 100,000 new homes each year using CFT technology. CFT’s sales force automation products deliver sales office presentation, contact management, sales contract generation and change order management functionalities. CFT also sells a warranty request management software product that manages post-closing service requests from new homeowners.

Print Segment

      Welcome Wagon. Welcome Wagon offers local merchants the opportunity to reach new homeowners shortly after their move through a targeted direct mail product. The Welcome Wagon New Mover Program integrates local merchant information into a welcome gift delivered to new homeowners through the mail. The welcome gift contains a customized neighborhood address book with exclusive merchant listings as well as coupons and special offers from local advertisers. Additionally, local advertisers receive the names and contact information of the new homeowners in their selected area that have received the welcome gift. This allows local merchants the opportunity to continue to build their relationship with these new homeowners through their own direct marketing initiatives. This product is sold to merchants on an annual subscription basis. Additionally, Welcome Wagon offers local merchants solo marketing opportunities through its Pinpoint Mail product, which is sold both on an annual subscription and on a per mailing basis.

      Homestore Plans and Publications. Homestore Plans and Publications offers both consumers and building professionals the ability to browse, select, modify and purchase new home designs and project plans from one of the largest selections of home plans and project plans available. Homestore Plans and Publications has business relationships with many designers that provide us the right to sell the designers’ home plans directly to consumers and building professionals. These plans are sold through magazines that are distributed at leading retailers and newsstands nationwide. The Internet has become an increasingly important channel of distribution for the sale of home plans, and our Home Plans website, Homeplans.com, is one of the most heavily trafficked websites in the home plans category, distributing its home plan content through approximately 100 affiliate partner sites.

Competition

      We face competition in each segment of our business.

     Media Services Segment

      We compete with a variety of online companies and websites providing real estate content that sell classified advertising opportunities to real estate professionals and sell display advertising opportunities to other advertisers, including real estate professionals, seeking to reach consumers interested in products and services related to the home and real estate. A new competitive model has emerged where several of these websites are seeking to increase visits to their sites by offering rebates to homebuyers that purchase homes, by charging the real estate professional a referral fee who was introduced to them via such websites. Such websites charge referral fees to real estate professionals that advertise on their sites to gain access to the potential homebuyer and use a portion of those referral payments to provide the rebate to the homebuyer. By attracting more users to their sites, the operators of these sites are seeking to improve the advertising value proposition they offer to real estate professionals. However, these sites generally have a limited amount of real estate content and an even more limited directory of qualified REALTORS®.

      Newspapers and home/apartment guide publications are the two primary offline competitors to our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. Although over 70% of all homebuyers use the Internet as a starting point for their new home search (according to the NAR), real estate professionals currently spend only a small percentage of their marketing budget to display their listings on the Internet. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications Inc., have extended their media offerings to include an Internet presence. We must continue to work to shift more real estate advertising dollars online if we are to successfully compete with newspapers and real estate guides.

      Our primary competitors for online real estate advertising dollars include InterActiveCorp, AgentConnect.com (a division of Next Phase Media, Inc.) and HomeGain.com, Inc. In addition, RENTNET.com faces competition from ApartmentGuide.com, Rent.com and Apartments.com, and our Homebuilder.com website competes directly with NewHomeGuide.com and NewHomeSource.com. Our Homestore.com

website also faces competition from general interest consumer websites that offer home, moving and finance content, including MonsterMoving.com (a division of Monster Worldwide, Inc.) and ServiceMagic, Inc.

Software Segment

      While no single entity competes directly against us in all of our software businesses, our software segment faces broad competition from companies with a major presence in the real estate industry, such as Fidelity National Information Solutions, Inc. and the First American Corporation, and also more direct competition from software companies that offer products and solutions that cater to specific segments of the real estate industry.

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

      WyldFyre Technologies. Our WyldFyre business also faces competition from Fidelity National Information Solutions. In addition, a variety of other real estate software companies offer solutions that include features that are competitive with portions of WyldFyre’s product offerings, including First American’s MarketLinx solution, and Rapattoni’s Rapattoni MLS solution.

      Computers for Tracts. Our CFT business competes with a number of custom software providers in the builder market, including MH2 Technologies. Additionally, several national homebuilders have developed their own similar solutions, either as custom development efforts or by configuring software from companies such as Onyx, Pivotal, and SAP.

Print Segment

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

      Homestore Plans and Publications. Our Plans and Publications business faces direct competition from several large publishing companies that print multiple publications, including home plan publications. Our major competitors include Hanley-Wood, LLC, The Garlinghouse Company and Meredith Corporation. We also face competition from many companies offering home plans for sale over the Internet, such as dreamhomesource.com and coolhouseplans.com.

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

      Our systems supporting our websites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in utilization of these services could strain the capacity of our computers, causing slower response times or outages. We host our Homestore.com, REALTOR.com®, HomeBuilder.com, RENTNET.com and custom broker web pages in Thousand Oaks, California. Because substantially all of our computer and communications hardware for each of our websites is located at this location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and other force majeure events. Our operations are dependant on our ability to protect our systems from such occurrences. See “— Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

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

      Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including but not limited to:

•	it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently;

•	NAR could lose the use of the trademark REALTOR® or we could lose the use of such trademark or the REALTOR.com® domain name, or be unable to protect the other trademarks or website addresses that are important to our business, and therefore would need to devote substantial resources toward developing an independent brand identity;

•	we could be subject to litigation with respect to our intellectual property rights;

•	we may be required to license additional technology and information from others, which could require substantial expenditures by us; and

•	legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and continue to evolve, and we can give no assurance regarding our ability to protect our intellectual property and other proprietary rights.

      See “— Risk Factors — Risks Related to Our Business” for a more complete description of the risks related to our intellectual property.

Seasonality

      Our Welcome Wagon business in our Print segment is affected by seasonality. Our revenue in this segment is significantly impacted by the number of household moves in the United States each year. Due to weather and school calendars, a disproportionate percentage of moves take place in the second and third calendar quarters than in the first and fourth quarters. As a result, we ship a larger number of our Welcome Wagon products in the second and third quarters each year. None of our other businesses are exposed to this degree of seasonality primarily due to the fact that much of our business in the Media and Software segments is based on annual contracts.

Employees

      As of December 31, 2003, we had approximately 1,570 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and no employee is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”

Available Information

      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as our proxy statements and other information, with the Securities and Exchange Commission, or SEC. In most cases, those documents are available, without charge, on our website at http://ir.homestore.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Homestore, Inc., Investor Relations, 30700 Russell Ranch Road, Westlake Village, CA 91362. You may also read and copy these documents at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

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

      Except for the first quarter of 2003, for which we experienced a net profit due to a one-time non-cash gain on the settlement of a distribution agreement, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $47.1 million, $163.4 million, and $1.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our subscription revenues from broker, agent, home builder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 2003, we had approximately $26.0 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

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

Litigation relating to accounting irregularities could have an adverse effect on our financial condition.

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

      On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was heard on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (l) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court has suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. The briefs were submitted on February 20, 2004. We are awaiting the Court’s determination whether to grant final approval of the settlement.

      As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In October 2003, we placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and 20.0 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, we recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us and will request that the court issue a bar order providing for the maximum protection to which we are entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. Several persons who purportedly acquired our shares during the class period January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

      There are still additional risks to us related to the Securities Class Action Lawsuit. These risks include failure by the court to finally approve the settlement and suits by persons who have elected to be excluded from the settlement or whose claims against us may not be discharged or barred by the settlement. See

Note 21, “Settlement of Disputes and Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information.

      In addition, we are subject to several other shareholder and derivative lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Item 3, “Legal Proceedings,” contained in Part I to this Form 10-K for more information.

Limitations of our Director and Officer Liability Insurance and potential indemnification obligations may adversely affect our financial condition.

      Several securities and derivative actions currently are pending against us and certain of our former and current officers and directors. During the relevant time period, our liability insurance provided limited claims-made coverage for allegations of wrongful acts by our officers and directors, which allegations, in part, form the basis of the pending actions. During the relevant time period, our insurers provided a total of $80.0 million in primary and excess coverage. As the policies are written — and subject to their unique terms and provisions — our officers and directors are insureds under the applicable policies. We, as an entity, also are an insured party under those applicable policies, which represents the first $30.0 million in coverage. The failure of our policies to adequately cover liabilities or expenses incurred in connection with the pending actions could materially and adversely affect our financial condition.

      Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions. See Item 3 of Part I, “Legal Proceedings — Other Litigation.” The failure of our policies to cover liabilities imposed or expenses incurred in connection with the pending actions could materially and adversely affect our financial condition.

      Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. One of our former officers has filed a lawsuit against us seeking to recover $2.0 million of expenses incurred, plus further expenses and liabilities that he may incur, in connection with the SEC and Department of Justice investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Item 3 of Part I, “Legal Proceedings – Other Litigation”. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may seek recovery of those amounts from us. We may have to spend significant resources indemnifying these officers and directors or paying for damages that they may incur. Our financial condition could be materially and adversely affected if we have to make significant payments for indemnification.

We continue to incur costs related to the SEC investigation of prior accounting irregularities.

      In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry into certain of our accounting practices and that the results of the inquiry to date indicated that our unaudited interim financial statements for 2001 would require restatement. In February 2002, we announced that we would restate our financial results for the year ended December 31, 2000. In connection with the restatement, in March 2002 we filed an amended Form 10-K for the year ended December 31, 2000 and amended Form 10-Qs for the first three quarters of 2001.

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with the accounting matters that resulted in the restatement of our financial statements. The SEC requested that we provide them with certain documents concerning the restatement. The SEC also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      In September 2002, March 2003 and September 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in

September 2002, the SEC and the Department of Justice informed us that, in light of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against us. Because the investigation is ongoing and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

Contingent obligations to Cendant related to our Securities Class Action Lawsuit could have an adverse effect on our financial condition.

      On August 5, 2003, we settled the dispute with Cendant Corporation, or Cendant, arising out of our 2001 acquisition of Move.com, Inc. and Welcome Wagon International, Inc., or the Move.com Group, from Cendant. See Note 21, “Settlement of Disputes and Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K. Under the terms of the settlement agreement, Cendant agreed not to sue us, or our officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of our consolidated financial statements except in the following limited circumstances. Cendant retained the right to sue us for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles. The court in the Securities Class Action Lawsuit previously dismissed, with prejudice, Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us. However, as part of our settlement of the Securities Class Action Lawsuit, the parties have requested that the court enter an order barring claims by third parties against us for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit. In the event that the settlement is ultimately approved, we anticipate that the court will enter the requested bar order.

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

      In addition, if Cendant is not permitted to share in any subsequent potential settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or consideration that Cendant would have been entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Because the proofs of claim have not yet been accepted in the settlement of the Securities Class Action Lawsuit, we are unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from us should Cendant be prevented from participating in the settlement.

Our employees, investors, customers, business partners and vendors may react adversely to the restatement of our previous financial statements and to the related litigation brought against us.

      Our future success depends in large part on the continued support of our key employees, investors, customers, business partners and vendors who may react adversely to the restatement of our 2000 and interim 2001 financial statements. The restatement of our financial statements and the uncertainty associated with substantial unresolved lawsuits referred to above has resulted in substantial amounts of negative publicity about us. We may not be able to motivate or retain key employees or retain customers or key business partners if they lose confidence in us, and our vendors may re-examine their willingness to do business with us. In addition, investors may lose confidence in us, which may adversely affect the trading price of our common stock. If we lose the services of our key employees or are unable to retain our existing customers, business partners and vendors or attract new customers, our business, operating results and financial condition could be materially and adversely affected.

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

      The market price for our common stock decreased substantially from 2001 through 2003. It is likely to continue to be highly volatile and subject to wide fluctuations in response to many factors, including the factors described herein and the following, some of which are beyond our control:

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

The emergence of competitors and “referral fee” business models may adversely impact out business.

      A number of competitors, including LendingTree, have emerged over the last year offering or proposing to offer a “referral fee” business model to its customers. This model may be attractive to real estate professionals because it requires no up front expenditures to obtain business prospects. The model requires them to share their commission with the media provider only upon the actual receipt of revenue from the closing of a transaction. Our business model is a media model that requires paid placement for advertising on our networks. Under these newer models, the customer only incurs a cost when revenue is generated, so our customers or potential customers could find our model less attractive, which could adversely impact our revenue in the Media segment.

Our future success depends upon our management’s ability to execute its business plan.

      In January and October 2002, we replaced much of our senior management team. The current senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. In addition, Allan Dalton was appointed as President of the REALTOR.com® unit and Michael R. Douglas was appointed as Executive Vice President and General Counsel. Allan P. Merrill is our Executive Vice President of Strategy and Corporate Development. Our future success will depend in part on the continued integration of senior management with other members of management and the rest of our employees and business partners, their understanding of the business, and their implementation of processes and procedures that allow us to respond to our customers’ needs.

Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements.

      In February 2002, we announced that we would re-focus on our core business objective — to make real estate professionals more productive and profitable. This focus has involved and may continue to involve the disposition of non-strategic business and corporate services. For example, in February 2002, we sold our eNeighborhoods division, and in March 2002 we sold all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130.0 million in cash to Experian Holdings, Inc. In addition, in the first quarter of 2003, we sold substantially all of the assets of The Hessel Group, our relocation tax software and services business. As a result of this focus, we may incur significant write-offs or one-time, non-recurring gains or losses or a reduction in visitors to our websites.

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

      Our operating agreement with NAR, as amended contains a number of provisions that restrict how we operate our business. These provisions include the following restrictions and requirements:

•	we must make quarterly fixed payments to NAR as follows:

•	For 2004, we must pay $1.4 million in four installments of $350,000 due on the last day of each calendar quarter of 2004.

•	For 2005, we must pay $1.5 million in four installments of $375,000 due on the last day of each calendar quarter of 2005.

•	For 2006, we must pay $1.5 million plus or minus, as the case may be, the percentage change in the Consumer Price Index for 2005, in four equal installments due on the last day of each calendar quarter of 2006.

•	For 2007 and beyond, we must pay the amount due during the prior calendar year plus or minus, as the case may be, the percentage change in the Consumer Price Index for the prior calendar year, in four equal installments due on the last day of each calendar quarter for that calendar year;

•	we amended, and continue to amend, many of our agreements with the entities that provide us the information for our real property listings (“data content providers”) to reduce or eliminate the amounts that we must pay to data content providers. In exchange, in some cases, we shortened or are shortening the duration of these agreements, including those agreements under which we receive the real property listings on an exclusive basis;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® website;

•	NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks;

•	we must meet performance standards relating to the availability time of the REALTOR.com® website;

•	NAR has the right to review, approve and request changes to the content on certain pages of our REALTOR.com® website; and

•	we are restricted in our ability to create additional websites or pursue other lines of business that engage in displaying real property advertisements in electronic form.

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

      If our operating agreement with NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® website and assign our agreements with data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® website itself or with another third party.

We are subject to non-competition provisions with NAR, which could adversely affect our business.

      We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet, Inc., Move.com and HomeBuilder.com websites. In the future, if we acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new website or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the websites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or, if we obtain a consent, any restrictive conditions in the consent. These non-competition provisions and any required consent, if accepted by us at our discretion, could have the effect of restricting the lines of business that we may pursue.

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

Our RENTNET.com website is subject to a number of restrictions on how it may be operated.

      In agreeing to our acquisition of SpringStreet, NAR imposed a number of restrictions on how we can operate the RENTNET.com website (formerly Homestore® Apartments & Rentals website). These include:

•	if NAR terminates its consent for any reason, we will have to transfer to NAR all data and content, such as listings, on the rental site that were provided by REALTORS®;

•	listings for rental units in smaller non-apartment properties generally must be received from a REALTOR® or a REALTOR®-controlled MLS in order to be listed on the website;

•	if the consent is terminated, we could be required to operate our rental properties website at a different web address;

•	if the consent is terminated for any reason, other than as a result of a breach by NAR, NAR will be permitted to use the REALTOR®-branded web address, resulting in increased competition;

•	we cannot list properties for sale on the rental website for the duration of our REALTOR.com® operating agreement and for an additional two years;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the rental website; and

•	we must offer REALTORS® preferred pricing for home pages or enhanced advertising on the rental website.

NAR could revoke its consent to our operating our RENTNET.com website.

      NAR can revoke its consent to our operating our RENTNET.com website for reasons which include:

•	the acquisition of us or RealSelect by another party;

•	a substantial decrease in property listings on our REALTOR.com® website; and

•	a breach of any of our obligations under the consent or the REALTOR.com® operating agreement that we do not cure within 30 days of being notified by NAR of the breach.

The National Association of REALTORS® has significant influence over aspects of our RealSelect subsidiary’s corporate governance and has a representative on our Board.

      NAR has significant influence over RealSelect’s corporate governance.

      Board Representatives. NAR is entitled to have one representative as a member of our Board of Directors and two representatives as members of RealSelect’s Board of Directors (out of a current total of 8).

      Approval Rights. RealSelect’s certificate of incorporation contains a limited corporate purpose, which purpose is the operation of the REALTOR.com® website and real property advertising programming for electronic display and related businesses. Without the consent of seven-eighths of the members of the RealSelect Board of Directors, which would have to include at least one NAR-appointed director, this limited purpose provision cannot be amended.

      RealSelect’s bylaws also contain protective provisions which could restrict portions of its operations or require us to incur additional expenses. If the RealSelect Board of Directors cannot agree on an annual operating budget for RealSelect, it would use as its operating budget the operating budget from the prior year, adjusted for inflation. Any expenditures in excess of that budget would have to be funded by us. In addition, if RealSelect desired to incur debt or invest in assets in excess of $2.5 million without the approval of a majority of its board, which would have to include at least one NAR-appointed director, we would need to fund those expenditures.

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

      We believe that our success depends in large part on the number of real estate listings received from MLSs, brokers, home builders and rental owners. Many of our agreements with MLSs to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to renew their agreement with us. We incur significant expenditures to secure agreements with providers of real estate information. However, beginning in 2003 we have attempted to renegotiate with each MLS to renew our contract without requiring future payments from us. We are continuing our efforts to renegotiate our agreements with MLSs to reduce our costs. If, as a result of our renegotiation efforts, or otherwise, owners of large numbers of property listings, such as MLSs or large brokers in key real estate markets, choose not to renew their relationship with us, then our websites could become less attractive to other real estate industry participants or consumers.

      As described in Note 21, “Settlement of Disputes and Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, we recently entered into a new Listings License Agreement with Cendant. The new Listings License Agreement with Cendant still serves as a back-up source for listings and broker agent data for us. However, Cendant may terminate the new Listings License Agreement upon 90 days written notice, rather than upon the more limited circumstances contained in the prior listings license arrangement with Cendant, which had an initial term of 40 years. Consequently, our reliance on obtaining listings from MLSs, real estate brokers and home builders has potentially increased as a result of our new arrangement with Cendant.

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

      We have adopted a new pricing strategy for the media products that we sell to real estate professionals. In the past we have sold products and media services at a single national rate for all customers. In 2003, we began offering these products and services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run, which will affect the pricing levels currently paid by our customers. The success of our new pricing strategy will depend on its acceptance by our customers. If real estate professionals do not accept our new pricing structure this could lead to a decrease in our sales, which could have an adverse affect on our financial results.

We must dedicate significant resources to market our subscription products and media services to real estate professionals.

      Real estate agents are generally independent contractors rather than employees of brokers and typically spend a majority of their time outside the office. As a result, it is often necessary for us to communicate with them on an individual basis. This results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer products and media services to both real estate brokers and agents, we are often required to contact them separately when marketing our products and media services.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of our business.

      We have established strategic relationships with online companies that generate a significant amount of online traffic for our websites. Failure to maintain these relationships and create new ones could limit the growth of our business. Although we expect that a significant portion of our online customers will continue to come to our websites directly, we also continue to rely on third-party websites with which we have relationships, including websites operated by AOL, Yahoo!, MSN, Excite, iWon.com, Internet Broadcast Systems, United Online through its Juno and NetZero brands, Overture and Google for online traffic. We may also be required to pay significant fees to establish, maintain and expand our existing online relationships. As a result, our revenue may suffer if we fail to enter into new relationships or maintain existing relationships or if these relationships do not result in online traffic sufficient to justify their costs.

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

      Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales personnel, our senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them. However, many other key employees do not have employment agreements. Competition for qualified personnel in our industry and geographical locations is intense. We can give no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, many of whom have been granted stock options.

      Also, during 2003 we executed workforce reductions. As a result, we will need to operate with fewer employees and existing employees may have to perform new tasks. These factors and our current financial health may create concern about job security among existing employees that could lead to increased turnover. We may have difficulties in retaining and attracting employees. Employee turnover may result in a loss of knowledge about our customers, our operations and our internal systems, which could materially harm our business. If any of our employees leave, we may not be able to replace them with employees possessing comparable skills. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

Our organizational realignment and cost reduction plan may not meet its objectives and could adversely affect our results of operations and financial position.

      In October 2001, we announced an organizational realignment and cost reduction plan to focus us more closely on our core customer segments and to allow for increased operational efficiencies. This restructuring plan included a reduction in workforce of up to 700 employees or about 20% of our workforce. In February 2002, we announced plans to reduce our staff by an additional 270 employees. In September 2002, we implemented a restructuring focused on our Media Services division and reduced our staff by 190 employees. In December 2003, we implemented a restructuring focused on eliminating duplicate resources and redundancies and reduced our workforce by approximately 95 employees. If we do not meet our restructuring objectives, we may have to implement additional plans for restructuring in order to reduce our operating costs. Developing and implementing restructuring plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

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

Delaware law, our certificate of incorporation and bylaws, and other agreements contain provisions that could discourage a takeover.

      Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we currently have a classified Board of Directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire Board of Directors without cause. In addition, NAR could terminate the REALTOR.com® operating agreement if we are or RealSelect is acquired.

We rely on intellectual property and proprietary rights.

      We regard substantial elements of our websites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. Any legal action that we may bring to protect our proprietary information could be unsuccessful, expensive and distract management from day-to-day operations.

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

One of our landlords holds our funds because of our inability to extend a letter of credit securing our obligations under the lease of our corporate headquarters in March 2002.

      In March 2002, we received a notice of default under the office lease for our corporate offices because of our inability to extend a letter of credit securing our obligations under the lease. The lease provides that the landlord has the ability to call upon the letter of credit and to hold the proceeds as part of the security deposit. The original amount of the letter of credit required by the lease was $8.3 million. The landlord has called upon the letter of credit and now holds $7.5 million in cash. A deterioration in the financial condition of our landlord could have a negative impact on our ability to recover these funds under the terms of the lease. The landlord has prohibited us from receiving the reduction in the cash balance that should occur under the lease of approximately $800,000 per year. We have attempted to restore the letter of credit on two occasions, but have been denied. We are currently in arbitration with the landlord to restore the letter of credit, and to have the amount of required collateral reduced to the amount specified in the lease and the excess cash returned to us.

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

      Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, RENTNET.com was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

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

      In November 2001, Congress extended the Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet based transactions through November 1, 2003. Although Congress is currently considering a further extension, this moratorium may not be renewed. In that case, U.S., state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of such taxes could impair the growth of electronic commerce and thereby adversely affect the growth of our business.

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

Item 2.	Properties:

      We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office (C)(MS)	Westlake Village, CA	137,762	2008
Technology facility (MS)	Thousand Oaks, CA	13,717	2006
Operations and customer service center (MS)	Scottsdale, AZ	36,175	2007
Welcome Wagon (P)	Westbury, NY	60,500	owned
Top Producer (SW)	Richmond, BC	33,702	2008
Homestore Plans and Publications (P)	St. Paul, MN	24,645	2006
WyldFyre Technologies (SW)	Campbell, CA	19,492	2004
Enterprise (MS)	Milwaukee, WI	13,016	2005
Computers for Tracts (SW)	Orange, CA	6,300	2006

      (MS — Media Services) (SW — Software) (P — Print) (C — Corporate)

      We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings

      We are party to various litigation and administrative proceedings. As of the date of this Form 10-K and except as set forth herein, we are not a party to any litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Shareholder Litigation

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that we and certain of our current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 2000 and 2001 financial results included in our filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming us, certain of our former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming us, certain of our current officers and employees, certain of our former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL Time Warner, Inc. and Cendant. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed without prejudice the Plaintiff’s claims against a number of our current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and our former chief executive officer. We did not file a motion to dismiss the Plaintiff’s claims against us, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against us.

      On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing from the parties on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The court has suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. The briefs were filed February 20, 2004, and we expect the court to determine whether to grant final approval of the settlement in the near future.

      As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In October 2003, we placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, we have recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us and will request that the court issue a bar order providing for the maximum protection to which we are entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. Several persons who purportedly acquired our shares during the class period January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

      There are still additional risks to us related to the Securities Class Action Lawsuit. These risks include failure by the court to finally approve the settlement and suits by persons who have elected to be excluded from the settlement or whose claims against us may not be discharged or barred by the settlement.

      In September 2002, Matt L. Brody filed a purported class action complaint (“Brody”) in Superior Court for the State of California, Los Angeles County against us, certain of our former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that our January 26, 2000, registration statement contained materially false and misleading statements. The complaint seeks rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court, Central District of California. In June 2003, plaintiff filed with the United States Court of Appeals for the Ninth Circuit a Petition for Writ of Mandamus, asking the Ninth Circuit to direct the District Court to vacate its order denying plaintiff’s motion to remand the action to state court. On August 15, 2003, the Ninth Circuit issued an order directing the real parties in interest to file a response. Defendants filed their response on August 29, 2003.

      On August 11, 2003, the District Court issued an order dismissing without prejudice plaintiff’s claims against the defendants and striking his class action allegations. Plaintiff filed an amended complaint on September 12, 2003. We filed a motion to dismiss on October 29, 2003. The motion was heard by the Court on March 8, 2004. Brody has admitted that his claim will be barred if the Court approves the settlement in the Securities Class Action Lawsuit. His counsel filed a motion to amend the complaint to add Ronald Drucker as a lead plaintiff. Drucker, separately, filed a motion in the Securities Class Action requesting that the class purportedly represented by Brody and Drucker be carved out of the settlement. The Court in the Securities Class Action Lawsuit requested additional briefing. (See Note 21 “Settlement of Disputes and Litigation” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.) Although we believe that existing law should result in denial of Drucker’s “carve out” motion and dismissal of the Brody action, we are unable to express an opinion as to the outcome of this case at this time.

      In November 2002, Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against us and certain of our former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. The Complaint has been amended several times. We have recently answered the Third Amended Complaint, which seeks an unspecified amount of general, exemplary and punitive damages. Pyfrom is a class member in the Securities Class Action Lawsuit, and we believe that, under the law, his claim should be resolved if the settlement of the Securities Class Action receives final judicial approval. Nonetheless, we are unable to express an opinion as to the probable outcome of this case at this time.

      In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against us in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by us of our financial condition prior to our acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with our acquisition of iPlace in August 2001. The complaint seeks an unspecified amount of damages in excess of $150,000. On March 19, 2003, the court granted our motion to transfer this case to the United States District Court, Central District of California. In May 2003, we answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. The plaintiffs agreed to participate in the Securities Class Action Lawsuit settlement with regard to their securities fraud claims. Plaintiffs filed a motion for partial summary judgment in District Court for breach of two registration rights agreements as a result of our failure to register certain shares of our stock acquired by the plaintiffs in the iPlace acquisition. The parties have agreed to postpone the hearing on summary judgment to pursue settlement. Trial has tentatively been scheduled for July 6, 2004. Although we intend to vigorously defend plaintiffs’ claims, we are unable to express an opinion at this time as to the probable outcome of the litigation.

      On September 11, 2003, we received correspondence from an attorney representing certain former shareholders of Top Producer Systems, Inc. alleging fraud, breach of fiduciary duty and violations of securities laws by us and certain of our officers in connection with our acquisition of Top Producer in May 2000. On September 29, 2003, we were scheduled to pay an installment of approximately $6.8 million in either cash or Homestore common stock, at our option, in partial consideration for the acquisition. See Note 6, “Acquisitions — Top Producer” to our Consolidated Financial Statements in Item 8 of this Form 10-K. In investigating these allegations we discovered facts indicating that we might have rights of offset with respect to portions of the September 29, 2003 installment and with respect to non-competition payments due to the former president of Top Producer. Accordingly, we elected to postpone making the installment and any further non-competition payments until we could more thoroughly investigate these matters. On February 18, 2004, two former shareholders of Top Producer filed a Statement of Claim against Top Producer Systems Company, HSTPUS, Inc., and Homestore, Inc., in the Supreme Court of British Columbia, Canada, alleging that we breached our contract with the plaintiffs by failing to pay them their portion of the scheduled September 29, 2003 installment, which portion was approximately $5.4 million of the total $6.8 million installment. Also on February 18, 2004, the former president of Top Producer filed a Statement of Claim in the Supreme Court of British Columbia alleging that we breached our contract to pay him two installments aggregating approximately $500,000 under a non-competition agreement. Both claims seek damages for breach of contract, interest, costs and such other relief as the court may grant. We have previously accrued our obligation to make these payments. We have not yet filed our response to these claims, but anticipate that we will assert the right to offset approximately $1.7 million against the remaining amounts owed to Top Producer shareholders with respect to that acquisition. We are unable to express an opinion on the ultimate outcome of this case at this time.

      In December 2002, Jeff Paradise and certain other former employee optionholders of iPlace filed a complaint in the United States District Court, Central District of California against us, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as common law fraud and negligent misrepresentation in connection with our acquisition of iPlace in August 2001. In October 2003, the parties reached a settlement and the case was dismissed.

Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on our behalf as nominal defendant, against certain of our current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on our behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The complaint seeks an unspecified amount of damages.

      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on our behalf as nominal defendant, against certain of our current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The complaint seeks an unspecified amount of damages. On January 28, 2004, we entered into a settlement to resolve the California Superior Court and Delaware Chancery Court derivative actions. In consideration for plaintiffs’ release of all claims, we agreed: to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement (see Note 21, “Settlement of Disputes and Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K); that it was in our best interests to terminate our relationship with PricewaterhouseCoopers LLP as our auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of our stock. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. While the United States District Court determined the terms of the settlement to be fair, adequate and reasonable, there is no assurance that we will receive court approval of the Securities Class Action Lawsuit settlement and that the California Superior Court will approve this settlement.

SEC Investigation

      In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of our financial statements in March 2002. The SEC requested that we provide it with certain documents concerning the restatement. The SEC has also requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation.

      In September 2002, March 2003, and September 2003, certain of our former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed us that, in light of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against us. Because the investigation is ongoing and we are committed to cooperating with the SEC, we will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”) and TIG Insurance Company of Michigan (“TIG”) sent us notices of rescission of the officers and directors liability policies issued to us for the period of August 4, 2001 through August 4, 2002. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against us and certain current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. We requested that the court stay the Federal and Genesis actions, but those requests were denied in March 2003.

      In October 2002, Lumbermens Mutual Casualty Company rescinded and filed a similar complaint against us and certain current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles.

      In February 2003, TIG dismissed its federal court rescission action and filed a new rescission action against us and certain of our current and former officers and directors in California State Superior Court.

      The TIG and Lumbermens cases recently were reassigned to a single judge and, as a consequence, the trial previously scheduled in the TIG case for January 2004 has been postponed. TIG and Lumbermens each filed a motion for summary judgment requesting the court to declare its directors and officers liability policy rescinded as to all insureds. On February 27, 2004, the court granted the TIG and Lumbermens motions for summary judgment. We intend to appeal the rulings.

      In May 2003, XL Insurance Limited (“Bermuda”) sent us a notice of rescission of the officers and directors liability policy issued to us for the period August 4, 2001 to August 4, 2002. We are in discussions with Bermuda about possibly deferring any arbitration over the insurer’s purported rescission pending the resolution of the underlying liability lawsuits.

      In May 2003, the United States District Court for the Central District of California denied our request that the hearing on Federal’s motion for summary judgment be continued to allow us to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. In July 2003, the same court granted motions for summary judgment declaring that the directors and officers liability policies issued by Genesis, Royal and Clarendon are rescinded as to all insureds. On January 21, 2004, we filed our appellate briefs from each of the District Court’s judgments to the Ninth Circuit Court of Appeals. A date for oral argument has not been scheduled.

      We are unable to express an opinion at this time as to the probable outcome of these lawsuits.

Other Litigation

      In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against us in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), our predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. We are unable to express an opinion at this time as to the probable outcome of this lawsuit.

      In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc., (“GETKO”), one of our subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica was seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and was completed in March 2003. The arbitrator ruled that Amica was entitled to compensatory damages and interest in the amount of $303,000. We appealed the arbitrator’s ruling. The appeal was denied on October 10, 2003 and we paid the assessed damages without further appeal.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although we intend to defend this claim vigorously, we are unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled.

      In June 2002, Tren Technologies (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that we have developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against us using the technology. In January 2003, counsel for Tren withdrew their representation. On October 22, 2003, new counsel appeared on behalf of Tren and discovery has resumed. We believe Tren’s claims are without merit and intend to vigorously defend the case.

      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed, in pro se, a complaint against defendants Homestore, Inc., the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025 pursuant to 35 U.S.C. Section 271. The complaint sought unspecified damages and a permanent injunction against us using the technology. In the complaint, Plaintiff asserts exclusive license of the patent. Plaintiff has not served the complaint upon any of the defendants. On February 2, 2004, the court issued an order providing an additional 90 days to serve the complaint. If Plaintiff serves the complaint on the Defendants, we intend to move the court to transfer the case to the Eastern District of Pennsylvania so that it can be consolidated with the action previously commenced by Tren Technologies Holdings LLC. We are unable to express an opinion at this time as to the probable outcome of this case.

      On October 29, 2003, Peter Tafeen, a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. Under Section 145 of the Delaware General Corporation Law and our Bylaws, the complaint asserts a claim for advancement of expenses incurred in the amount of $2.0 million and for future expenses in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate our revenues. Tafeen and Homestore filed cross-motions for summary judgment. The motions were fully briefed, and the court held oral argument on the motions on February 8, 2004. The court has not ruled on the motions. While we intend to vigorously defend the case, we are unable to express an opinion as to the outcome of this case at this time.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock was traded on The NASDAQ SmallCap Market under the symbol “HOMS” from November 18, 2002 until January 2, 2004. Prior to that time, our common stock was traded on The NASDAQ National Market. On January 2, 2004, we resumed trading on The NASDAQ National Market. The following table shows the high and low sale prices of the common stock as reported by The NASDAQ SmallCap Market or The NASDAQ National Market, as applicable, for the periods indicated.

	High	Low

2002
First Quarter	$3.02	$0.53
Second Quarter	2.70	1.19
Third Quarter	1.48	0.14
Fourth Quarter	1.70	0.25
2003
First Quarter	1.51	0.51
Second Quarter	2.03	0.48
Third Quarter	3.95	1.62
Fourth Quarter	4.93	2.51
2004
First Quarter (through February 27, 2004)	5.58	4.03

      As of February 27, 2004, there were approximately 1,043 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR.

Recent Sales of Unregistered Securities

      There were no sales of unregistered equity securities by Homestore during 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued Upon	Weighted Average	Available for
	Exercise of	Exercise Price of	Future Issuance
	Outstanding	Outstanding	(excluding
	Options, Warrants	Options, Warrants	securities reflected
Plan Category	and Rights	and Rights	in column (a))

	(a)	(b)	(c)

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	10,641	$3.63	8,817 (1)
Equity compensation plans not approved by security holders	11,908	$2.19	8,357

Total	22,549	$2.87	17,174 (1)

(1)	Includes 801,007 shares of common stock reserved for issuance under our 1999 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 14 “Stock Plans” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

      Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised. Options outstanding as of December 31, 2003 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 247,274 and the weighted average exercise price of those option shares is $20.50.

      The Homestore, Inc. 1999 Stock Incentive Plan, a security-holder approved plan, contains a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to 4.5% of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares.

      The Homestore, Inc. 1999 Employee Stock Purchase Plan, a security-holder approved plan, also contains a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to one-half of one percent (0.5%) of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares reserved under this plan must not exceed 5.0 million shares.

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

      Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the

ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of the Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We did not grant options under any of these plans in 2003, and we do not plan to do so in the future.

      For additional information regarding our equity compensation plans, see Note 14, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 6.     Selected Financial Data

      You should read the following selected consolidated financial data together with the consolidated financial statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(2)	$211,015	$233,455	$265,436	$181,322	$62,580
Related party revenue	7,695	31,158	38,346	—	—

Total revenue	218,710	264,613	303,782	181,322	62,580
Cost of revenue(2)	60,261	78,304	113,490	61,222	21,965

Gross profit	158,449	186,309	190,292	120,100	40,615
Operating expenses:
Sales and marketing(2)	103,861	164,629	242,174	160,122	85,110
Product and website development(2)	21,659	30,279	35,722	15,554	5,380
General and administrative(2)	67,257	84,813	174,363	59,610	26,892
Amortization of goodwill and intangible assets(1)	22,366	37,165	199,291	42,868	10,192
In-process research and development	—	—	—	4,048	—
Acquisition and restructuring charges(2)	4,100	12,087	50,260	—	—
Impairment of long-lived assets	29,580	7,335	925,094	—	—
Litigation settlement	63,600	23,000	—	—	8,406

Total operating expenses	312,423	359,308	1,626,904	282,202	135,980

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Loss from operations	(153,974)	(172,999)	(1,436,612)	(162,102)	(95,365)
Interest income (expense), net	(424)	2,620	10,490	23,031	2,386
Gain on settlement of distribution agreement	104,071	—	—	—	—
Other income (expense), net	673	(5,682)	(44,281)	(6,982)	(28)

Loss from continuing operations	(49,654)	(176,061)	(1,470,403)	(146,053)	(93,007)
Gain on disposition of discontinued operations	2,530	11,790	—	—	—
Income from discontinued operations	—	846	4,814	—	—
Accretion of redemption value and dividends on convertible preferred stock	—	—	—	—	(2,299)

Net loss	$(47,124)	$(163,425)	$(1,465,589)	$(146,053)	$(95,306)

Basic and diluted net loss per share applicable to common shareholder:
Continuing operations	$(.42)	$(1.49)	$(13.69)	$(1.83)	$(2.32)
Discontinued operations	$.02	$0.11	$0.04	$—	$—

Net loss	$(.40)	$(1.39)	$(13.64)	$(1.83)	$(2.32)

Shares used to calculate basic and diluted per share amounts	118,996	117,900	107,433	79,758	41,142

(1)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Stock-based Charges:
Revenue	$1,119	$1,501	$2,456	$6,233	$—
Cost of revenue	16	134	383	607	943
Sales and marketing	3,795	63,848	71,188	45,148	14,726
Product and website development	15	127	361	572	447
General and administrative	164	1,297	6,237	3,095	5,111
Acquisition and restructuring charges	2,140	—	—	—	—

	$7,249	$66,907	$80,625	$55,655	$21,227

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$35,517	$80,463	$38,272	$167,576	$90,382
Working capital (deficiency)	(70,729)	(80,763)	(31,888)	253,638	40,822
Total assets	153,548	379,208	615,037	893,350	276,563
Obligation under capital lease	1,904	—	—	—	633
Total stockholders’ equity	328	38,730	183,256	603,479	195,473

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”

Overview

Our History

      We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. which, in turn entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect to NAR in exchange for the rights to operate the REALTOR.com® website and pursue commercial opportunities relating to the listing of real estate on the Internet. Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. InfoTouch changed the corporate name to Homestore.com, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002.

      In recent years, our company has faced a number of difficult challenges. After discovering accounting irregularities in late 2001, we restated our financial statements for 2000 and the first three quarters of 2001. In the wake of these accounting irregularities and subsequent restatements, we have faced:

•	numerous lawsuits, including a consolidated securities class action and derivative litigation;

•	an SEC investigation of the company and our accounting practices;

•	contractual disputes with our customers and partners;

•	limited financial resources and the need for cost reduction measures;

•	listing maintenance issues with The NASDAQ National Market; and

•	replacement of the former executive management team, some of whom have pled guilty to criminal charges.

      We believe that we have addressed each of these challenges, while recognizing that many risks persist. See Item 1, “Business — Risk Factors,” contained in Part I to this Form 10-K for more information.

      During this time of uncertainty, many of our customers and potential customers have expressed concerns about our ability to provide value-added products and services. At the same time, we have modified our product and service offerings and have introduced new pricing structures that we believe better reflect the value of our products and services. We believe that the changes in our products and service offerings have begun to be accepted by our customers, despite initial resistance by some.

      We have implemented four restructurings during the last nine quarters, the first of which was in the fourth quarter of 2001. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure. We believe that our organizational structure now reflects our current business strategy.

Our Business

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

Basis of Presentation

      Our consolidated financial statements reflect the historical results of operations of Homestore, Inc and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Acquisitions. Shortly after going public in August 1999, we implemented a strategy of acquiring a number of companies with real estate industry products and services. Since August 2001, we have not made any acquisitions and are not pursuing an acquisition strategy at this time. The acquisitions described below have been accounted for under the purchase method in accordance with generally accepted accounting principles. A summary of our acquisition history since August 1999 is as follows:

      In October 1999, we acquired all of the outstanding capital stock of The Homebuyer’s Fair, Inc., National School Recruiting Services, Inc., The Centre for Mobility Resources, Inc. and FAS-Hotline, Inc., collectively “Homefair,” for $35.8 million in cash and other acquisition-related expenses, a $37.5 million promissory note and 250,000 shares of our common stock.

      In March 2000, we acquired WyldFyre Technologies, Inc., or WyldFyre, a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for $34.0 million in stock.

      In May 2000, we acquired Top Producer Systems, Inc. (“Top Producer”), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash, 473,538 shares exchangeable into our common stock with an estimated fair value of $12.1 million and an amount contingent on future performance of Top Producer. Because the exchangeable shares vested over a three-year period and were contingent upon the Top Producer’s chief executive officer’s employment over a three-year period, the value of such shares was recorded in deferred stock-based charges. During the year ended December 31, 2002, we elected to pay cash of $521,000 instead of issuing our common stock. This payment was charged against additional paid-in capital. As part of the original purchase agreement, an additional amount of up to $14.8 million of contingent consideration (“earn-out”) could be paid if certain defined performance targets were met during the years ended December 31, 2000 through December 31, 2004. During 2002, the earn-out was re-negotiated with the former owners, several of whom are currently employed by us, and set at a fixed amount of $10.2 million payable in installments of cash or stock, at our option, of $3.1 million, $2.8 million and $4.3 million in 2002, 2003 and 2004, respectively. Recognition of this fixed obligation resulted in an increase in goodwill and accrued expenses. We paid the $3.1 million 2002 installment in cash. We have not yet paid the 2003 installment. For information regarding the 2003 payments, see Item 3, “Legal Proceedings — Shareholder Litigation.” The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.8 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and except for goodwill, is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party. At December 31, 2003 and 2002, we had net goodwill of $11.7 million and $11.7 million and net intangible assets of $2.6 million and $4.6 million, respectively.

      In September 2000, we acquired The Hessel Group, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of The Hessel Group’s options with an estimated fair value of $4.5 million. We sold the operations of The Hessel Group in the first quarter of 2003.

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

      In February 2001, we acquired all of the outstanding shares of the Move.com Group, from Cendant Corporation, or Cendant, valued at approximately $745.7 million. In connection with the acquisition, we issued an aggregate of 21.4 million shares of our common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options. In connection with our acquisition of Move.com, Inc., we acquired Welcome Wagon International, Inc., and RENTNET®.

      In May 2001, we acquired certain assets and assumed certain liabilities from Homestyles Publishing and Marketing, Inc. for $14.5 million in cash.

      In August 2001, we acquired all the outstanding shares of iPlace, Inc., or iPlace, for approximately $73.0 million in cash and 3.5 million shares of our common stock valued at $80.3 million. In connection with the transaction, we assumed the iPlace stock option plan consisting of approximately 1.1 million outstanding stock options with an estimated fair value of $16.3 million. The primary operations of iPlace, ConsumerInfo and eNeighborhoods were sold in the first half of 2002.

      Transaction with Cendant and Real Estate Technology Trust. In connection with and contingent upon the closing of the acquisition of the Move.com Group, we entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees, that is considered a related party by us. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com

Group, we entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 was approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $7.7 million, $31.2 million and $38.3 million related to these transactions was recognized in 2003, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. During the years ended December 31, 2003, 2002 and 2001, we had received approximately $1.2 million, $12.0 million and $83.3 million of cash, respectively, and had recorded at December 31, 2003 and 2002 deferred revenue of approximately $6.9 million and $13.5 million, respectively, related to these agreements. This deferred revenue will be recognized principally over the next two years.

      The business purpose of these commercial agreements was to extend our product and service offerings to a significant concentration of real estate professionals. The pricing under these commercial arrangements was negotiated at arm’s length and on a discrete basis for each of the various products and services. Products and services to be provided under these arrangements include personalized multi-page websites for real estate agents, subscription-based products and services targeted at individual real estate brokerage offices, virtual tour technology software, customized real estate professional productivity software, as well as other products and services such as marketing and training. Sales of the subscription-based products were for specified periods of time ranging between one and two years. At the end of the contractual term for each of the subscription-based products, we do not expect Cendant or RETT to purchase any more products directly from us. In order to continue providing these services to these real estate professionals, we have had to negotiate renewal terms with the individual professionals.

Business Trends and Conditions

      In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and a severe downturn in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally outstripped demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that home builders have not had to spend as much money on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted the ability to grow our business. The uncertainty related to a potential rise in interest rates, job creation and other economic factors makes it difficult to gauge whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

Media Segment: Our Media segment evolved as a business providing Internet applications to real estate professionals. In recent years, it became apparent that our customers valued the media exposure that the Internet offered them, but not the actual “technology” that we were offering. Many of our customers objected to our proposition that they purchase our website in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business.

In 2003, we responded to our customers’ needs and revamped our product offerings. We began to price our product based on the size of the market and the number of properties they displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers, however it has caused us to lose some customers. If this trend were to continue, it could materially and adversely impact our Media Segment revenue.

Software segment: In our Software segment, our largest business, Top Producer, introduced a monthly subscription model of an online application in late 2002, to replace its former desktop license fees. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product over the next two years.

Print segment: The downturn in the economy over the past three years has had an adverse effect on our Welcome Wagon business. Our primary customers are small local merchants trying to reach new movers and the economic conditions have negatively impacted the small business more than other businesses. These economic conditions have caused a significant decline in our revenue in this segment over the past two years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all.

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

      Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements reflect the disposition of our ConsumerInfo division, as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division through December 31, 2002, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” and as “Net cash provided by (used in) discontinued operations.” The $11.8 million gain associated with the disposition of the ConsumerInfo division is recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. In the second quarter of 2003, $2.3 million of escrow was release to us and recognized as “Gain on disposition of discontinued operations.” As of December 31, 2003, cash in escrow was $7.2 million. To the extent the escrow is released to us, we will recognize additional gain on disposition of discontinued operations. The escrow was scheduled to terminate in the third quarter of 2003, but in the third quarter of 2003, Experian demanded indemnification from us for several claims made against Experian or its subsidiaries. We are evaluating these indemnity claims and are unable to express an opinion at this time as to their merits. However, these potential claims against the escrow could reduce or delay the release. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the year ended December 31, 2002. Total revenue and loss from discontinued operations was $21.3 million and $4.8 million, respectively, for the year ended December 31, 2001.

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

	Year Ended
	December 31,

	2003	2002

Gross proceeds from sale	$2,300	$130,000
Less:
Cash subject to escrow	—	10,000
Net assets of the ConsumerInfo division	—	106,321
Transaction costs	—	2,918
Cash and Homestore stock received from purchase of iPlace	(230)	(1,029)

Gain recognized on the sale	$2,530	$11,790

      The cash and stock received from the purchase of iPlace relates to the settlement of the original escrow related to our purchase of iPlace.

Critical Accounting Policies, Estimates and Assumptions

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

      Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

      Revenue Recognition — We derive our revenue primarily from two sources:

•	software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and website hosting revenue; and

•	advertising revenue for running online advertising on our websites or offline advertising placed in our publications.

As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin no. 104 “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is recorded as deferred revenue until earned.

      Software revenue — We generally license our software products in three ways:

•	on a one-year term basis;

•	on a perpetual basis; and

•	on a monthly subscription.

      Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year.

      We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. Software license revenue is recognized upon all of the following criteria being satisfied:

•	the execution of a license agreement;

•	product delivery;

•	fees are fixed or determinable;

•	collectibility is reasonably assured; and

•	all other significant obligations have been fulfilled.

      For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”), of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, as they are principally contracted for on a time and material basis. Our arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.

      We recognize revenue from maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed. Payments for maintenance services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, we assess whether any services included within the arrangement will require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, we recognizes the entire fee using the percentage of completion method. We estimate the percentage of completion based on an estimate of total costs incurred to date as a percentage of estimated total costs to complete the project, and we monitor our progress against plan to insure the our estimates are materially accurate. We recognize estimated losses in the periods in which such losses are reasonably expected. For projects in which we are unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed. Percentage of completion projects ceased to become a material amount of the our revenue in 2003.

      Advertising Revenue — We sell online and offline advertising. Online advertising revenue includes three revenue streams:

•	impression based,

•	fixed fee subscriptions and

•	affiliate revenue share agreements.

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

      We record and measures the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” We recognize revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. We did not enter into any advertising barter transactions during 2003 and 2002 and there was no revenue from these types of transactions during the year ended December 31, 2003 and 2002. During the year ended December 31, 2001, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue.

Allowance for Doubtful Accounts

      Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are conservative and are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Accounting for Investments

      In the past, we have invested in equity instruments of privately-held companies for business and strategic purposes. These investments were included in other long-term assets and were accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations, and under the equity method when ownership is greater than 20% or we have the ability to exercise significant influence. In 2001, we wrote down substantially all of our remaining cost and equity investments. We currently have no intention of making similar investments of a material amount in the future.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

      We test goodwill and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of goodwill, identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	a significant decline in actual and projected revenue;

•	a significant decline in the market value of our common stock;

•	a significant decline in performance of certain acquired companies relative to their original projection;

•	a significant difference between our net book value and our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	a loss of key customer relationships coupled with the renegotiation of existing arrangements;

•	a significant change in the manner of our use of the acquired assets or the strategy for our overall business;

•	a significant decrease in the market value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.

      When we determine that the carrying value of goodwill, other intangible assets and other long lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the third quarter of 2003 and in the fourth quarter of 2003, 2002 and 2001, we recognized an impairment of our long-lived assets. See Note 5, “Impairment of Long-lived Assets,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

      In testing for a potential impairment of goodwill, we first compare the estimated fair value of each reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

Accounting for Business Combinations

      As we described above, we have acquired a number of companies from 1999 through 2001 and all have been accounted for as purchase transactions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Legal Contingencies

      We are currently involved in certain legal proceedings, as discussed in “Part I — Item 3. Legal Proceedings.” For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

      We have only a limited operating history, and our business model has been modified over the past two years. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly in our early history, during recent periods, we have been unable to sustain this growth and have had to reduce our expense structure. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In order to reduce our operating cost structure to a sustainable level commensurate with our revenues, we have gone through four restructurings during the last nine quarters. We may never achieve net income, and, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth in “Part I — Item 1. Business — Risk Factors.”

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Consolidated Statement of Operations Data:
Revenue(2)	$211,015	$233,455	$265,436
Related party revenue	7,695	31,158	38,346

Total revenue	218,710	264,613	303,782
Cost of revenue(2)	60,261	78,304	113,490

Gross profit	158,449	186,309	190,292
Operating expenses:
Sales and marketing(2)	103,861	164,629	242,174
Product and website development(2)	21,659	30,279	35,722
General and administrative(2)	67,257	84,813	174,363
Amortization of goodwill and intangible assets(1)	22,366	37,165	199,291
Acquisition and restructuring charges(2)	4,100	12,087	50,260
Impairment of long-lived assets	29,580	7,335	925,094
Litigation settlement	63,600	23,000	—

Total operating expenses	312,423	359,308	1,626,904

Loss from operations	(153,974)	(172,999)	(1,436,612)
Interest income (expense), net	(424)	2,620	10,490
Gain on settlement of distribution agreement	104,071	—	—
Other income (expense), net	673	(5,682)	(44,281)

Loss from continuing operations	(49,654)	(176,061)	(1,470,403)
Gain on disposition of discontinued operations	2,530	11,790	—
Income from discontinued operations	—	846	4,814

Net loss	$(47,124)	$(163,425)	$(1,465,589)

(1)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue	$1,119	$1,501	$2,456
Cost of revenue	16	134	383
Sales and marketing	3,795	63,848	71,188
Product and website development	15	127	361
General and administrative	164	1,297	6,237
Acquisition and restructuring charges	2,140	—	—

	$7,249	$66,907	$80,625

As a Percentage of Revenue:
Revenue	96%	88%	87%
Related party revenue	4	12	13

Total revenue	100	100	100
Cost of revenue	28	30	37

Gross profit	72	70	63
Operating expenses:
Sales and marketing	47	62	80
Product and website development	10	11	12
General and administrative	31	32	57
Amortization of goodwill and intangible assets	10	14	66
Acquisition and restructuring charges	2	5	17
Impairment of long-lived assets	14	3	305
Litigation settlement	29	9	—

Total operating expenses	143	136	537

Loss from operations	(70)	(66)	(474)
Interest income (expense), net	—	1	3
Gain on settlement of distribution agreement	48	—	—
Other income (expense), net	—	(2)	(15)

Loss from continuing operations	(23)	(67)	(486)
Gain on disposition of discontinued operations	1	4	—
Income from discontinued operations	—	—	2

Net Loss	(22)%	(63)%	(484)%

For the Years Ended December 31, 2003 and 2002

Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $45.9 million, or 17%, to $218.7 million for the year ended December 31, 2003 from revenue of $264.6 million for the year ended December 31, 2002. The decline in revenue was due to decreases of $17.0 million in the Media Services segment, a decrease in the Software segment of $19.0 million, and a decrease in the Print segment of

$9.9 million. These declines by segment are explained in the segment information below. Of these declines, $23.5 million was due to declines in related party revenues with $15.1 million in the Media segment and $8.4 million in the Software segment from the expiration of legacy contracts. In the Software segment we sold the Hessel Group in early 2003 resulting in an additional decrease in revenue of $7.4 million. We expect these legacy contracts will provide less than $5.0 million per year in revenue in the next two years and negligible amounts thereafter.

Cost of Revenue

      Cost of revenue, including non-cash stock-based charges, decreased approximately $18.0 million, or 23%, to $60.3 million for the year ended December 31, 2003 from $78.3 million for the year ended December 31, 2002. The decrease was primarily due to our continued cost cutting efforts over the past two years that have resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. The reductions consisted of decreases in personnel related costs of $6.7 million, royalties and fees of $3.8 million, consulting costs of $1.2 million, hosting and imaging costs of $2.6 million, and other direct costs of $3.7 million. The decreases in both consulting costs and hosting and imaging costs were due to the elimination of the full service virtual tours business as we switched to a self-service model. The decrease in royalties and fees was primarily due to changes in certain royalty agreements from a percentage of revenue to a fixed fee arrangement.

      Gross margin percentage for the year ended December 31, 2003 was 72%, compared to 70% for the year ended December 31, 2002. The increase in gross margin percentage was primarily due to the factors mentioned above. We expect that our gross margin should continue to improve over the next two years, as our royalty expense in the Media segment will decline. The decline will occur as our existing contracts with MLS’s expire over that period and we renew them without paying future royalties.

Operating Expenses

      Each of our operating expense lines over the past two years have declined due to our cost cutting efforts that resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. Because of the constant change in the business over the last two years, the results are not comparable. However, we have provided the major categories of changes in each of operating expenses so our investors can understand the breadth of changes we have made to our operating expense structure.

      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $60.8 million, or 37%, to $103.9 million for the year ended December 31, 2003 from $164.6 million for the year ended December 31, 2002. The overall decrease was primarily due to decreases in personnel related costs of $10.5 million, stock-based charges of $60.0 million, telephone costs of $2.4 million and other direct costs of $5.5 million, partially offset by increases in online marketing costs of $17.6 million. Personnel and other direct costs decreased, as we expected, primarily due to the implementation of restructuring plans as described above. The increase in online marketing costs was due to an increase in distribution costs associated with traffic acquisition related to our new agreements with AOL, MSN and Yahoo! Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.

      Product and Website Development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $8.6 million, or 28%, to $21.7 million for the year ended December 31, 2003 from $30.3 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel related costs of $1.5 million, decreases in depreciation expense of $1.2 million and other direct costs of $5.9 million. These decreases were as we expected and are primarily due to the implementation of restructuring plans as described above.

      General and Administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $17.5 million, or 21%, to $67.3 million for the year ended December 31, 2003 from $84.8 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel related costs of $6.4 million, bad debt expense of $2.9 million, consulting expense of $1.3 million, rent expense of $2.3 million, outside legal and accounting fees of $6.2 million, stock-based charges of

$1.1 million and partially offset by an increase in other direct costs of $2.6 million. The decreases in personnel related costs and other overhead were as we expected and primarily due to the implementation of the restructuring plans described above. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies. Our general and administrative expenses continue to be larger as a percentage of our revenues than many companies of our size. These expenses have been impacted by our legal costs as well as our costs to prepare for compliance in 2004 with Section 404 (internal control over financial reporting) of the new Sarbanes-Oxley legislation. We will continue to focus on reducing these expenses, but some of these costs, such as our corporate office costs, may not be reduced for a number of years and some, like our legal expense, are not totally within our control. In addition, in prior years, we had established an accrual for legal costs for litigation directly resulting from our financial restatement in 2002 based on deductibles under insurance coverage at that time. Much of our litigation has continued longer than expected and our accrual has been exhausted. As a result, all future costs will be expensed as incurred and our expenses could be higher in future periods.

      Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets was $22.4 million for the year ended December 31, 2003 compared to $37.2 million for the year ended December 31, 2002. The decrease in amortization was due to the impairment of intangible assets charges under SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of,” in the quarters ended December 31, 2002, and September 30, 2003 as well as certain intangible assets becoming fully amortized during 2003.

      Litigation Settlement. As a result of our settlement of the Securities Class Action Lawsuit (as defined above), we have recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. During 2002, we reached a settlement with MemberWorks and have included the $23.0 million cost of the settlement in our results of operations for the year ended December 31, 2002.

      Impairment of Long-lived Assets. In conjunction with certain business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $15.7 million comprised of impairments of $11.8 million of identifiable intangible assets relating to our acquisitions of SpringStreet and Move.com, Inc., $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of CFT and $1.3 million of prepaid distribution expense. In addition, in conjunction with the settlement of the dispute with Cendant, we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to us and, accordingly, we have recorded an impairment charge of $12.2 million. Both charges were recorded in the quarter ended September 30, 2003. In the fourth quarter of 2003, specific events and changes in circumstances indicated a potential impairment. Those specific events included Homestore revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application. This decision resulted in a charge of $1.8 million.

      In January 2002, we adopted SFAS No. 142 and as a result, ceased to amortize goodwill. In lieu of amortization, we were required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We evaluated the impact of our adoption of SFAS No. 142 in the first quarter of 2002 and determined that no impairment charge was required upon the adoption of the standard. During the fourth quarter of 2002, we performed an update of our evaluation due to specific events and changes in the operations of our business including the sustained decline in the value of our stock, revision of our annual operating plan and a decision to sell our Hessel businesses prompted by a loss of a significant customer. The impairment analysis resulted in a charge of $7.3 million in the fourth quarter of 2002, comprised of impairments of $3.8 million to identified intangible assets relating to our acquisition of WyldFyre, $1.9 million to property and equipment relating to the shut down of the Hessel businesses and $1.6 million to other assets.

      Acquisition and Restructuring Charges. Acquisition and restructuring charges were $4.1 million for the year ended December 31, 2003, related to restructuring plans approved in fourth quarter of 2003. In the fourth quarter of 2003, our Board of Directors approved a restructuring plan, and we took a charge of $3.5 million relating to this plan. As part of this restructuring and integration plan, we undertook a review of its existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately 7 in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. In addition, we revised the estimates on the first quarter 2002 and the fourth quarter 2001 restructuring plans and took an additional charge of $560,000 to properly reflect our current estimates. The primary factor in this change in estimate was the continued slow demand for office space in San Francisco where we still have one floor of a large facility available for sublease.

      Acquisition and restructuring charges were $12.1 million for the year ended December 31, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, we took a charge of $2.3 million. In the third quarter of 2002 we took a charge of $3.6 million. We also revised the estimates on previous restructuring plans and took an additional charge of $6.2 million to properly reflect our current expectations. The primary factor in this change in estimate was the decline in demand for office space in San Francisco where we have a large facility available for sublease.

      Prior to the fourth quarter of 2003 restructuring charge, we had taken three previous restructuring charges: in the fourth quarter of 2001, the first quarter of 2002 and the third quarter of 2002. All of the these charges were a part of approved plans by our Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below.

      In the fourth quarter of 2001, we recorded a charge of $35.8 million, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions. This charge consisted of the following:

•	employee termination benefits of $6.4 million;

•	facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount;

•	non-cash write-offs of $2.9 million in other assets related to exited activities; and

•	accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us.

      In the first quarter of 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the three months ended September 30, 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to conclude these estimates must be revised. Because we believed it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.0 million charge in the quarter ended September 30, 2002. We also reduced our estimates for employee termination pay by $396,000 and our contractual obligations by $339,000.

      In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in acquisition, restructuring and other one-time charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations. As a result of this review, we elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. During the period ended September 30, 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000.

      In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in acquisition and restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations. As a result of this review, we elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of December 31, 2003, all of the planned 190 employees have been terminated and paid severance. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

      A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	Charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total

December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(4,916)	—	(5,920)	—	(3,631)	(14,467)
Sale of a subsidiary	(156)	—	—	—	—	(156)
Change in estimates	(638)	—	7,611	—	(798)	6,175
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(797)	—	(6,476)	—	(576)	(7,849)
Changes in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	$901	$—	$11,609	$—	$384	$12,894

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at December 31, 2003 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.

      Stock-based Charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,

	2003	2002

Revenue	$1,119	$1,501
Cost of revenue	16	134
Sales and marketing	3,795	63,848
Product and website development	15	127
General and administrative	164	1,297
Acquisition and restructuring charges	2,140	—

	$7,249	$66,907

      Stock-based charges decreased by $59.7 million to $7.2 million for the year ended December 31, 2003 from $66.9 million for the year ended December 31, 2002. The decrease was primarily due to the termination of the previous agreement with AOL.

Interest Income (Expense), Net

      Interest expense, net of $424,000 in 2003 decreased by $3.0 million from interest income of $2.6 million for the year ended December 31, 2002. This resulted from reduced cash balances and a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Gain on Settlement of Distribution Agreement

      In 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated our obligations under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our Consolidated Balance Sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the year ended December 31, 2003.

Other Income (Expense), Net

      Other income, net of $673,000 for the year ended December 31, 2003 consists primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters. Other expense, net of $5.7 million for the year ended December 31, 2002, consisted primarily of the accretion of the AOL distribution obligation of $14.8 million and other miscellaneous expense of $1.6 million, partially offset by $10.8 million of income from an amendment of an existing agreement.

Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the year ended December 31, 2003, as a result of our receipt of cash and stock valued at $230,000 released from the escrow related to our purchase of iPlace and our receipt of $2.3 million in cash from the escrow related to the sale of our ConsumerInfo division. During the year ended December 31, 2002, we recorded a gain on the disposition of discontinued operations of

$11.8 million as a result of our sale of the ConsumerInfo division. The results of operations of the ConsumerInfo division included operating income of $846,000 for the year ended December 31, 2002.

Income Taxes

      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2003 and December 31, 2002. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

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

      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31,

	2003	2002

Revenue:
Media Services	$143,510	$160,506
Software	27,806	46,804
Print	47,394	57,303

Total revenue	218,710	264,613

Cost of revenue and operating expenses:
Media Services	132,961	137,642
Software	32,963	53,506
Print	49,000	57,110
Unallocated	157,760	189,354

Total cost of revenue and operating expenses	372,684	437,612

Loss from operations	$(153,974)	$(172,999)

Media Services

      Media Services consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com, RENTNET.com and Homestore.com websites. In addition, we sell advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to businesses interested in reaching our targeted audience. This segment also includes our limited international activities.

      Media Services revenue decreased approximately $17.0 million, or 11%, to $143.5 million for the year ended December 31, 2003, compared to $160.5 million for the year ended December 31, 2002. The revenue decrease was primarily due to a reduction in revenue from bulk purchases by a related party (Cendant Corporation, or Cendant) that expired in the fourth quarter of 2002 of $15.1 million. Additionally, the revenue decrease was due to a reduction in revenue from our Virtual Tour products of $8.4 million, a reduction in revenue from our network-wide National Advertising Sales products of $5.4 million, and a reduction in revenue from our New Homes and Apartments verticals of $2.1 million and $1.1 million, respectively. These decreases were offset by increases in revenue from our Featured Home and our new Featured Agent products of $7.9 million, our new REALTOR.com Classified product offering of $4.5 million, and our “Find a Lender” directory product of $2.7 million, million, which was launched in late 2002. Media Services revenue represented approximately 66% of total revenue for the year ended December 31, 2003 compared to 61% of the total revenue for the year ended December 31, 2002.

      Media Services expenses decreased $4.6 million, or 3%, to $133.0 million for the year ended December 31, 2003 from $137.6 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel costs of $11.1 million, royalties of $3.5 million, hosting costs of $2.1 million, marketing costs of $1.7 million, telephone costs of $1.7 million and other operating expenses of $900,000. These decreases were partially offset by an increase in online marketing costs of $16.3 million due to our new agreements with AOL, MSN and Yahoo!. Personnel and other direct costs decreased, as expected, primarily due to the implementation of restructuring plans as described above. Royalties decreased primarily due to a decrease in revenue and a change in the royalty rates.

      Media Services operating income decreased primarily as a result of the decline in related party revenue. Our operating income declined to $10.5 million for the year ended December 31, 2003, compared to operating income of $22.9 million for the year ended December 31, 2002. We have reduced the cost structure of this segment and are continuing to seek new revenue opportunities.

      As a part of our evaluation of the business, we changed the Media Services product offering beginning in April 2003. Historically, the product offerings have been provided for a fixed subscription fee and required the purchase of a templated website. In 2003, we began to offer these services under a traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run and media purchased no longer requires the purchase of a templated website. This change was implemented to compete more effectively with traditional offline media products and better align our pricing with the value we deliver. Implementation of these changes has been reasonably well-accepted by our customers.

Software

      Our Software segment is comprised of our Top Producer, WyldFyre and Computers For Tracts businesses, and in 2002, The Hessel Group.

      Software revenue decreased $19.0 million, or 41%, to $27.8 million for the year ended December 31, 2003, compared to $46.8 million for the year ended December 31, 2002. The decrease was primarily due to a $8.4 million reduction in revenue from a related party (Cendant) for a custom development project that is now complete and $7.4 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of 2002. The remaining decrease was attributable to the introduction of a new online version of our Top Producer product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 13% of total revenue for the year ended December 31, 2003, compared to 18% of total revenue for the year ended December 31, 2002.

      Software expenses decreased $20.5 million, or 38%, to $33.0 million for the year ended December 31, 2003 from $53.5 million for the year ended December 31, 2002. The decrease was primarily due to a $13.9 million reduction due to the shutdown and sale of assets of The Hessel Group. The remaining decrease was in personnel related costs as a result of our restructuring plans described above.

      Software generated an operating loss of $5.2 million for the year ended December 31, 2003 compared to an operating loss of $6.7 million for the year ended December 31, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by the cost reductions implemented by management. As sales shift from the desktop product with a one-time license fee to an online product with a monthly subscription fee, we may experience a temporary decline in revenue and profitability until the number of online subscriptions increases to offset the reduction in desktop software sales. No assurance can be given that such an increase in online subscriptions will occur.

Print

      Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Print revenue decreased $9.9 million, or 17%, to $47.4 million for the year ended December 31, 2003, compared to $57.3 million for the year ended December 31, 2002. The decrease was primarily due to a decline in the size of our local merchant sales force at Welcome Wagon, a reduction in the number of books distributed and a decline in the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 22% of total revenue both for the year ended December 31, 2003, and the year ended December 31, 2002.

      Print expenses decreased $8.1 million, or 14%, to $49.0 million for the year ended December 31, 2003 compared to expenses of $57.1 million for the year ended December 31, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.

      Print generated operating losses of $1.6 million for the year ended December 31, 2003, compared to operating income of $193,000 for the year ended December 31, 2002 primarily due to the revenue decline discussed above not being fully offset by the cost reduction efforts and production improvements.

Unallocated

      Unallocated expenses decreased $31.6 million, or 17% to $157.2 million for the year ended December 31, 2003 from $189.4 million for the year ended December 31, 2002. The decrease was primarily due to decreases in stock-based charges of $57.5 million, amortization of intangibles of $14.8 million, restructuring charges of $8.0 million and other costs of $14.2 million primarily related to a reduction in direct costs due to the implementation of our restructuring plans described above. The decrease was offset by litigation settlement charge of $63.6 million (compared to $23.0 million in 2002) and the impairment of long-lived assets of $29.6 million (compared to $7.3 million in 2002). The reduction in stock-based charges was a direct result of the settlement of our agreement with AOL. The reduction in amortization of intangibles was primarily due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003. We continue to assess reductions in our corporate overhead expenses but cannot provide assurances that reductions will be achieved.

For the Years Ended December 31, 2002 and 2001

Revenue and Related Party Revenue

      Revenue, including non-cash stock-based charges, decreased approximately $39.2 million, or 13%, to $264.6 million for the year ended December 31, 2002 from revenue of $303.8 million for the year ended

December 31, 2001. The primary reasons for the decline in revenue were a reduction in subscription renewals and advertising revenue of $32.6 million in the Media Services segment, a decrease in revenue in the Software segment of $5.8 million, and a reduction in the Print segment of $800,000. Of these amounts, related party revenues decreased $7.2 million to $31.2 million for the year ended December 31, 2002, $3.4 million in the Media Services segment and $3.8 million in the Software segment.

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

Operating Expenses

      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $77.6 million, or 32%, to $164.6 million for the year ended December 31, 2002 from $242.2 million for the year ended December 31, 2001. Of these amounts, stock-based charges decreased by $7.3 million for the year ended December 31, 2002 due to the expiration of previous stock-based transactions during the first part of 2002. The remaining decrease was primarily due to decreases in personnel related costs of $21.9 million, marketing costs of $38.5 million and other overhead costs of $9.9 million. Personnel and other overhead costs decreased, as we expected, primarily due to restructuring plans implemented in the fourth quarter of 2001 and the first quarter of 2002. Marketing costs decreased due to the elimination of all marketing expenses related to the promotion of the Homestore brand and a general reduction in marketing expenses in 2002 related to all other brands.

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

      Litigation Settlement. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million. We included the cost of the settlement in our results of operations for the year ended December 31, 2002.

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

      In January 2002, we adopted SFAS No. 142 and as a result, have ceased to amortize goodwill. In lieu of amortization, we were required to perform an additional impairment review of our goodwill in 2002 and an annual impairment review thereafter. We evaluated the impact of our adoption of SFAS No. 142 in the first quarter of 2002 and determined that no impairment charge was required upon the adoption of the standard. During the fourth quarter of 2002, we performed an update of our evaluation due to specific events and changes in the operations of our business including the sustained decline in the value of our common stock, a revision of our annual operating plan and a decision to sell The Hessel Group prompted by a loss of a significant customer. Our impairment test compared the fair value of the reporting units with the carrying value of their assets. Fair value was determined in accordance with the provisions of SFAS No. 142 using present value techniques similar to those we use internally for evaluating acquisitions and comparisons to market values. These valuation techniques, performed in consultation with third party valuation professionals, involved projections of cash flows which were discounted based on our weighted average cost of capital. In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. The impairment analysis resulted in a charge of $7.3 million in the fourth quarter of 2002, comprised of impairments of $3.8 million to identified intangible assets relating to our acquisition of WyldFyre, $1.9 million to property and equipment relating to the shut down of The Hessel Group and $1.6 million to other assets.

      Acquisition and Restructuring Charges. Acquisition and restructuring charges were $12.1 million for the year ended December 31, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, our Board of Directors approved a restructuring plan, and we took a charge of

$2.3 million relating to this plan. In the third quarter of 2002, our Board of Directors approved an additional restructuring and integration plan, and we took a charge of $3.6 million relating to this plan. We also revised the estimates on the first quarter 2002 and the fourth quarter 2001 restructuring plans and took an additional charge of $6.2 million to properly reflect our current expectations. The primary factor in this change in estimate was the decline in demand for office space in San Francisco where we have a large facility available for sublease.

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

Income from Discontinued Operations and Gain on Disposition of Discontinued Operations

      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian and recognized a gain of $11.8 million during the year ended December 31, 2002. In accordance with SFAS No. 144, our consolidated financial statements reflect this as discontinued operations. The results of operations of the ConsumerInfo division included operating income of $846,000 and $4.8 million for the years ended December 31, 2002 and 2001, respectively.

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

	Year Ended December 31,

	2002	2001

Revenue:
Media Services	$160,506	$193,154
Software	46,804	52,560
Print	57,303	58,068

Total revenue	264,613	303,782

Cost of revenue and operating expenses:
Media Services	137,642	262,503
Software	53,506	54,667
Print	57,110	50,887
Unallocated	189,354	1,372,337

Total cost of revenue and operating expenses	437,612	1,740,394

Loss from operations	$(172,999)	$(1,436,612)

Media Services

      Media Services consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, Homebuilder.com, RENTNET.com and Homestore.com websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications we sell to those businesses interested in reaching our targeted audience. This segment also includes our limited international activities.

      Media Services revenue decreased approximately $32.6 million, or 17%, to $160.5 million for the year ended December 31, 2002, compared to $193.2 million for the year ended December 31, 2001. The decrease was primarily due to the expiration of bulk subscription purchases made in 2001 by a related party (Cendant) and a major franchise, the reduction in services purchased by a strategic partner, and discontinuing the publication of unprofitable regional magazines. Also contributing to the decrease was a reduction in advertising revenue share from AOL of $6.8 million and the expiration of large sponsorship contracts that did not renew totaling $19.0 million. The loss of the bulk subscription purchases was partially offset by direct sales to the real estate professionals. These decreases were also partially offset by higher subscription revenues and increases in revenue from our Featured Home and Virtual Tour products and an increase in the sale of new advertising contracts totaling $4.5 million. Media Services revenue represented approximately 61% of total revenue for the year ended December 31, 2002 compared to 64% of the total revenue for the year ended December 31, 2001.

      Media Services expenses decreased $124.9 million, or 48%, to $137.6 million for the year ended December 31, 2002 from $262.5 million for the year ended December 31, 2001. The decrease was primarily due to decreases in personnel related costs of $52.3 million, hosting, imaging and fulfillment costs of $10.0 million, marketing costs of $30.6 million, bad debt expense of $11.5 million and other overhead costs of $25.3 million. Personnel related costs and other overhead costs decreased as expected primarily due to the implementation of our restructuring plans in the fourth quarter of 2001 and the first quarter of 2002. The decrease in hosting, imaging and fulfillment costs was due to a change in the method of selling and supporting virtual tours in our REALTOR.com® channel in 2002, higher costs on products sold in 2001 to a strategic partner, and a settlement made with a related party (Cendant) in December 2001. The decrease in marketing costs was due to a general reduction of all marketing related activities across all channels and the elimination of all marketing expenses related to the promotion of the Homestore brand, the shut-down of our iMove business, the shutdown of certain of our international operations and the shift in our virtual tour strategy. These decreases in marketing costs were offset by an increase in royalties and fees of $2.9 million primarily due to a change in methodology in the calculation of certain royalties from a percentage of revenue to a fixed fee basis. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies.

      Media Services operating income increased primarily as a result of our restructuring efforts. Our cost reduction efforts took this segment from an operating loss of $69.3 million for the year ended December 31, 2001 to operating income of $22.9 million for the year ended December 31, 2002.

Software

      Our Software segment is comprised of our Top Producer, WyldFyre, Computers For Tracts, and The Hessel Group businesses.

      Software revenue decreased $5.8 million, or 11%, to $46.8 million for the year ended December 31, 2002, compared to $52.6 million for the year ended December 31, 2001. The decrease was primarily due to a one-time bulk sale to a related party, Cendant in fiscal 2001 that was not repeated in fiscal 2002. WyldFyre’s revenues were stronger in fiscal 2002 due to increased software license revenue, however this was offset by a decrease in The Hessel Group business driven by a slow down in corporate relocation services. Software revenue represented approximately 18% of total revenue for the year ended December 31, 2002 compared to 17% of total revenue for the year ended December 31, 2001.

      Software expenses decreased $1.2 million, or 2%, to $53.5 million for the year ended December 31, 2002 from $54.7 million for the year ended December 31, 2001 primarily due to the termination of the marketing and development of a new software product that had begun in fiscal 2000 and reductions in costs at The Hessel Group as the operations were reduced in line with the declining revenue. The decreases were partially offset by $2.8 million in capitalized software costs written off due to an abandoned product, $1.0 million in increased maintenance and support costs associated with a new product that was launched in the latter part of fiscal 2001, and a $1.2 million accrual for lease termination, severance, and other charges associated with the decision to shutdown The Hessel Group operations.

      Software generated an operating loss of $6.7 million for the year ended December 31, 2002 compared to an operating loss of $2.1 million for the year ended December 31, 2001 primarily due to the decline in revenue outlined above.

Print

      Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

      Print revenue decreased $765,000, or 1%, to $57.3 million for the year ended December 31, 2002, compared to $58.1 million for the year ended December 31, 2001. The decrease was primarily due to the fact that spending by both customer channels of this segment, local merchants and consumers, was negatively affected by the general downturn in economic conditions. This decrease was partially offset by a full twelve months of operations for Welcome Wagon, which was acquired in February 2001 as part of the Move.com Group, and for Homestore Plans and Publications, which was acquired in May 2001. Print revenue represented approximately 22% of total revenue for the year ended December 31, 2002 compared to 19% of total revenue for the year ended December 31, 2001.

      Print expenses increased $6.2 million, or 12%, to $57.1 million for the year ended December 31, 2002 compared to expenses of $50.9 million for the year ended December 31, 2001. The increase was primarily due to the full year impact of the Welcome Wagon and Homestore Plans and Publications businesses.

      Print operating income decreased to $193,000 for the year ended December 31, 2002 from operating income of $7.2 million for the year ended December 31, 2001 as a direct result of the decline in profitability in the first half of 2002 at Welcome Wagon. Welcome Wagon implemented significant changes to its cost structure during the latter part of the year by reducing headcount and production costs; however, the impact was not enough to offset the revenue decline experienced during the first half of fiscal 2002.

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

Liquidity and Capital Resources

      Net cash used in continuing operating activities of $42.7 million for the year ended December 31, 2003 was attributable to the net loss from continuing operations of $49.7 million, offset by non-cash expenses including depreciation, amortization of intangible assets, impairment of long-lived assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $73.9 million and increased by the non-cash gain on settlement of the AOL distribution agreement of $104.1 million. Reducing the cash used in continuing operating activities were the variances in operating assets and liabilities of approximately $37.1 million. These variances were primarily the result of the accrual of the Securities Class Action Lawsuit settlement and the settlement of the AOL agreement. Because of the impact of our restructuring efforts in 2003 and 2002 and the impairment and litigation settlement charges in each year, the cash flow from operations for the year ended December 31, 2002 is not comparable to our current results. While our net cash from continuing operations is still negative each quarter, we have implemented substantial cost reductions over the past two years that have resulted in restructuring charges. We believe that the effect of these cost reductions, combined with continued focus on our cost structure and future revenue growth, provides the opportunity for positive cash flow from operations in the future.

      Net cash used by continuing operating activities was $97.0 million for the year ended December 31, 2002. Net cash used in continuing operating activities was the result of the operating loss from continuing operations of $176.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, accretion of distribution obligation, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $153.7 million. Net cash used in continuing operating activities was further increased by variances in operating assets and liabilities of approximately $74.6 million, principally relating to decreases in accounts payable balances and deferred revenue.

      Net cash used in investing activities of $29.7 million for the year ended December 31, 2003 was attributable to purchases of short-term investments of $21.6 million and increased capital expenditures due to the implementation of our new enterprise reporting system and increased capacity for our data center of $9.4 million, partially offset by the sale of assets of $1.3 million. The actual use of cash for investing activities was only $7.9 million, as the $21.6 million was a classification requirement. These short-term investments should be considered the equivalent of cash as there is minimal principal risk and none of the instruments have a maturity longer than 30 days. Net cash provided by investing activities of $13.4 million for the year ended December 31, 2002 was primarily attributable to the maturities of short-term investments of $14.4 million and proceeds from the sale of marketable equity securities of $2.3 million, partially offset by capital expenditures of $3.3 million.

      Net cash provided by financing activities of $3.4 million for the year ended December 31, 2003 was primarily attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $3.8 million for the year ended December 31, 2002 was primarily attributable to the repayment of stockholders’ notes of $3.5 million and proceeds from the exercise of stock options, warrants and share issuances under employee stock purchase plan of $800,000 offset by $521,000 relating to a settlement of a stock issuance obligation.

      Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of December 31, 2003, we had an accumulated deficit of $2.0 billion and cash and short-term investments of $35.5 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise reporting system. Total contractual commitments as of December 31, 2003 associated with the project were $5.6 million of which $4.3 million was paid by December 31, 2003. We have also entered into a settlement agreement of our Securities Class Action Lawsuit that will require us to pay an additional $3.0 million in cash upon final judicial approval of the settlement. We have also stated our intention to invest in our products and our infrastructure, although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.

      Our contractual obligations as of December 31, 2003 are as follows (in thousands):

	Payments Due by Period

	Total	Due in One	Due in One to	Due in Three	Over Five
	Payments Due	Year or Less	Three Years	to Five Years	Years

Capital lease obligations	$1,926	$1,549	$376	$—	$—
Operating Lease obligations	21,393	5,690	10,624	5,002	78
Obligations under restructuring charges	13,250	5,347	7,483	420	—
Distribution agreements	27,760	17,710	10,050	—	—
Other purchase obligations	9,100	2,200	3,900	3,000	—

Total	$73,429	$32,496	$32,433	$8,422	$78

      We face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our previously announced settlement of the Securities Class Action Lawsuit will further deplete our cash balance by $3.0 million and increase the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21 “Settlement of Disputes and Litigation” and Note 22 “Commitments and Contingencies” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

      We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose Homestore to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to Homestore.

Recent Accounting Developments

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

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until March 31, 2004. We do not expect the adoption of this statement in the first quarter of 2004 to have a material impact on our financial position, results of operations or financial statement disclosure.

      In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of EITF No. 00-21 in the second quarter of 2003 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Homestore, Inc.:

      We have audited the accompanying consolidated balance sheet of Homestore, Inc. (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestore, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Los Angeles, California

March 10, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Homestore, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Homestore, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 25, 2003, except as to
Notes 13 and 21, as to
which the date is August 12, 2003

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,942	$80,463
Restricted cash	—	90,000
Short-term investments	21,575	—
Accounts receivable, net of allowance for doubtful accounts of $5,377 and $10,698 at December 31, 2003 and 2002, respectively	14,576	25,945
Current portion of prepaid distribution expense	10,509	21,863
Other current assets	10,585	12,739

Total current assets	71,187	231,010
Prepaid distribution expense, net of current portion	—	13,150
Property and equipment, net	21,454	25,933
Goodwill, net	20,477	23,258
Intangible assets, net	25,758	72,771
Other assets	14,672	13,086

Total assets	$153,548	$379,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,409	$3,419
Accrued expenses	42,576	59,732
Accrued litigation settlement	53,600	—
Accrued distribution obligation	7,406	211,973
Obligation under capital leases	1,535	—
Deferred revenue	31,348	29,625
Deferred revenue from related parties	4,042	7,024

Total current liabilities	141,916	311,773
Distribution obligation, net of current portion	—	7,500
Obligation under capital leases	369	—
Deferred revenue from related parties	2,869	6,510
Other non-current liabilities	8,066	14,695

	153,220	340,478

Commitments and contingencies (Note 22)
Convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 126,905 and 124,319 shares issued at December 31, 2003 and December 31, 2002, respectively, and 120,871 and 117,839 shares outstanding at December 31, 2003 and December 31, 2002, respectively	122	118
Additional paid-in capital	1,992,591	1,990,755
Treasury stock, at cost; 6,034 and 6,480 shares at December 31, 2003 and December 31, 2002, respectively	(14,470)	(18,567)
Notes receivable from stockholders	—	(106)
Deferred stock-based charges	(258)	(2,246)
Accumulated other comprehensive income (loss)	267	(424)
Accumulated deficit	(1,977,924)	(1,930,800)

Total stockholders’ equity	328	38,730

Total liabilities and stockholders’ equity	$153,548	$379,208

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenue (including non-cash equity charges, see note 2)	$211,015	$233,455	$265,436
Related party revenue	7,695	31,158	38,346

Total revenue	218,710	264,613	303,782
Cost of revenue (including non-cash equity charges, see note 2)	60,261	78,304	113,490

Gross profit	158,449	186,309	190,292
Operating expenses:
Sales and marketing (including non-cash equity charges, see note 2)	103,861	164,629	242,174
Product and website development (including non-cash equity charges, see note 2)	21,659	30,279	35,722
General and administrative (including non-cash equity charges, see note 2)	67,257	84,813	174,363
Amortization of goodwill and intangible assets	22,366	37,165	199,291
Acquisition and restructuring charges (including non-cash equity charges, see note 2)	4,100	12,087	50,260
Impairment of long-lived assets	29,580	7,335	925,094
Litigation settlement	63,600	23,000	—

Total operating expenses	312,423	359,308	1,626,904

Loss from operations	(153,974)	(172,999)	(1,436,612)
Interest income (expense), net	(424)	2,620	10,490
Gain on settlement of distribution agreement	104,071	—	—
Other income (expense), net	673	(5,682)	(44,281)

Loss from continuing operations	(49,654)	(176,061)	(1,470,403)
Gain on disposition of discontinued operations	2,530	11,790	—
Income from discontinued operations	—	846	4,814

Net loss	$(47,124)	$(163,425)	$(1,465,589)

Basic and diluted net loss per share applicable to Common Stockholders:
Continuing operations	$(.42)	$(1.49)	$(13.69)
Discontinued operations	$.02	$.11	$.04

Net loss	$(.40)	$(1.39)	$(13.64)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	118,996	117,900	107,433

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible						Notes		Accumulated
	Preferred Stock		Common Stock		Additional		Receivable	Deferred	Other		Total
					Paid-In	Treasury	From	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stockholders	Charges	Income (loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2000	—	—	82,761	$83	$1,027,423	$(16,556)	$(7,938)	$(97,724)	$(23)	$(301,786)	$603,479

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(1,465,589)	(1,465,589)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(3,118)	—	(3,118)
Foreign currency translation	—	—	—	—	—	—	—	—	(427)	—	(427)

Comprehensive loss	—	—	—	—	—	—	—	—	(3,545)	—	(1,469,134)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	4,427	4	56,250	—	—	—	—	—	56,254
Issuance of common stock for acquisitions	—	—	25,200	25	887,484	—	—	(18,454)	—	—	869,055
Issuance of common stock in settlement of stock price guarantee	—	—	4,805	5	(5)	—	—	—	—	—	—
Issuance of common stock in connection with a marketing agreement	—	—	600	—	7,434	—	—	(7,434)	—	—	—
Repayment from stockholders	—	—	—	—	—	—	2,863	—	—	—	2,863
Repurchase of common stock	—	—	(374)	—	—	(1,506)	1,506	—	—	—	—
Deferred stock- based charges	—	—	—	—	2,954	—	—	(2,954)	—	—	—
Stock-based charges	—	—	—	—	5,600	—	—	39,216	—	—	44,816
Exercise of warrants	—	—	90	—	248	—	—	—	—	—	248
Reclassification to prepaid distribution expense and other assets (see note 2)	—	—	—	—	17	—	—	75,658	—	—	75,675

Balance at December 31, 2001	—	—	117,509	117	1,987,405	(18,062)	(3,569)	(11,692)	(3,568)	(1,767,375)	183,256

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(163,425)	(163,425)
Realized loss on marketable securities	—	—	—	—	—	—	—	—	3,292	—	3,292
Foreign currency translation	—	—	—	—	—	—	—	—	(148)	—	(148)

Comprehensive loss	—	—	—	—	—	—	—	—	3,144	—	(160,281)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	707	1	895	—	—	(90)	—	—	806
Settlement of stock issuance obligation	—	—	—	—	(521)	—	—	—	—	—	(521)
Issuance of common stock	—	—	117	—	141	(57)	—	—	—	—	84
Repayment from stockholders	—	—	—	—	—	—	3,463	—	—	—	3,463
Repurchase of common stock	—	—	(127)	—	—	(169)	—	—	—	—	(169)
Reversal of stock- based charges related to dispositions	—	—	—	—	(2,124)	—	—	1,502	—	—	(622)
Stock-based charges	—	—	—	—	4,959	—	—	8,034	—	—	12,993
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(279)	—	—	—	—	(279)

Balance at December 31, 2002	—	—	117,839	118	1,990,755	(18,567)	(106)	(2,246)	(424)	(1,930,800)	38,730

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Convertible						Notes		Accumulated
	Preferred Stock		Common Stock		Additional		Receivable	Deferred	Other		Total
					Paid-In	Treasury	From	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stockholders	Charges	Income (loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2002	—	—	117,839	118	1,990,755	(18,567)	(106)	(2,246)	(424)	(1,930,800)	38,730
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(47,124)	(47,124)
Realized loss on marketable securities	—	—	—	—	—	—	—	—	180	—	180
Foreign currency translation	—	—	—	—	—	—	—	—	511	—	511

Comprehensive loss	—	—	—	—	—	—	—	—	691	(47,124)	(46,433)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	2,838	3	3,299	—	—	—	—	—	3,302
Settlement of stock issuance obligation	—	—	168	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	436	1	343	—	—	(344)	—	—	—
Repayment from stockholders	—	—	—	—	—	—	68	—	—	—	68
Repurchase and retirement of treasury stock	—	—	(12)	—	(4,416)	4,386	—	30	—	—	—
Repurchase of common stock	—	—	(31)	—	—	(38)	38	—	—	—	—
Stock-based charges	—	—	—	—	2,610	—	—	2,302	—	—	4,912
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(251)	—	—	—	—	(251)

Balance at December 31, 2003	—	$—	120,871	$122	$1,992,591	$(14,470)	$—	$(258)	$267	$(1,977,924)	$328

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(49,654)	$(176,061)	$(1,470,403)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	11,906	14,397	24,900
Amortization of goodwill and intangible assets	22,366	37,165	199,291
Accretion of distribution obligation	—	14,812	14,812
Impairment of long-lived assets	29,580	7,335	925,094
Provision for doubtful accounts	2,248	5,115	29,990
Stock-based charges	7,249	66,907	80,625
Gain on settlement of distribution agreement	(104,071)	—	—
Write-down of investments	—	—	30,744
Acquisition and restructuring charges	—	—	12,553
Realized loss on sale of marketable securities	180	3,168	—
Write-off of capitalized software	—	2,849	—
Other non-cash items	405	1,938	1,751
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	9,120	(1,240)	(11,502)
Prepaid distribution expense	20,787	10,869	(445)
Other assets	(1,614)	4,782	12,498
Accounts payable and accrued expenses	33,784	(54,938)	66,567
Accrued distribution agreement	(22,069)	—	—
Deferred revenue	3,783	(10,679)	(8,418)
Deferred revenue from related parties	(6,657)	(23,436)	34,331

Net cash used in continuing operating activities	(42,657)	(97,017)	(57,612)

Cash flows from investing activities:
Purchases of property and equipment	(9,422)	(3,289)	(61,502)
Purchases of short-term investments	(21,575)	—	(86,176)
Maturities of short-term investments	—	14,394	147,284
Proceeds from sales of marketable securities	1,320	2,250	—
Acquisitions, net of cash acquired	—	—	(57,100)
Other assets	—	—	(326)

Net cash provided by (used in) investing activities	(29,677)	13,355	(57,820)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	61	3,463	2,862
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	3,302	800	56,501
Repurchases of common stock	—	(169)	—
Transfer from restricted cash	—	243	4,890
Repayment of notes payable	—	—	(482)
Issuance of notes receivable	—	—	(4,777)
Settlement of stock issuance obligation	—	(521)	—

Net cash provided by financing activities	3,363	3,816	58,994

Net cash used in continuing activities	(68,971)	(79,846)	(56,438)
Net cash provided by (used in) discontinued operations	2,450	122,037	(72,866)

Change in cash and cash equivalents	(66,521)	42,191	(129,304)
Cash and cash equivalents, beginning of period	80,463	38,272	167,576

Cash and cash equivalents, end of period	$13,942	$80,463	$38,272

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

      Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of December 31, 2003, the Company had an accumulated deficit of $2.0 billion and cash and short-term investments of $35.5 million. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements, and consulting agreements with service providers in connection with the first phase of implementation of the Company’s new enterprise resource planning system. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s recently announced settlement of the Securities Class Action Lawsuit (as described in Note 21) has reduced its cash balance by $10.0 million during 2003 and will further deplete its cash balance by $3.0 million in 2004 and increase the number of outstanding shares by 20.0 million, upon final trial court approval, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (See Note 22).

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

      Cash and Cash Equivalents, Short-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as short-term investments in the accompanying balance sheet. The short-term investments are presented in current assets in the accompanying balance sheets, as they are intended to meet the short-term working capital needs of the Company. The Company does not invest in any long-term investments. It invests its excess cash in money-market funds, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.

      The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the year ended December 31, 2002, a realized loss of $3.2 million was recognized on the sale of marketable equity securities. For the years ended December 31, 2003 and 2001, realized gains and losses were insignificant.

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

      During the years ended December 31, 2003, 2002 and 2001, revenue from related party arrangements with Cendant Corporation and Real Estate Technology Trust (“RETT”) accounted for approximately 4%, 12% and 13%, respectively, of the Company’s revenue (See Note 12). No other customer accounted for more than 10% of the Company’s revenue in any year. At December 31, 2002 and 2001, a major customer, a related party, accounted for 24% and 14% of net accounts receivable, respectively. As of December 31, 2003 no customer represented more than 5% of net accounts receivable.

      Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.

      Prepaid Distribution — The Company has entered into various web portal distribution and preferred alliance agreements, which have been amortized ratably over the term of the agreements, generally two to five years. As of December 31, 2003 and 2002, total prepaid distribution primarily consists of prepaid distribution costs related to AOL of $10.1 and $30.5 million, respectively. These costs are being amortized over an 18 month period, the term of the new agreement, ending June 30, 2004 (See Note 21).

      Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software and equipment and three to five years for furniture, fixtures and office equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment,

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

      Product and Website Development Costs — Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company’s websites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company had $2.6 million and $2.9 million of capitalized software costs and $1.9 million and $940,000 of accumulated amortization included in computer software and equipment at December 31, 2003 and 2002, respectively. During 2002, the Company wrote off capitalized software of approximately $2.8 million. In the fourth quarter of 2003, the Company recorded an impairment charge of $1.8 million as a result of a decision made by the Company to terminate the implementation of one aspect of its enterprise resource planning system due to revisions in its implementation plan.

      Identified Intangibles, Goodwill and other Long-Lived Assets — Definitive lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships coupled with renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

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

      In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of the total company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting units of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2003, 2002 and 2001, the Company recorded an impairment charge of $29.6 million, $7.3 million and $925.1 million, respectively (See Note 5).

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

      During the year ended December 31, 2001, the Company recorded a charge of $30.7 million related to declines in the value of its portfolio of investments determined to be other-than-temporary which reduced its carrying cost of all investments to zero at December 31, 2001. This charge is included in other expense, net in the consolidated statement of operations.

      Revenue Recognition — The Company derives its revenue primarily from two sources (i) software revenue, which includes software licenses, software development, hardware services and support revenue which includes software maintenance, training, consulting and website hosting revenue and (ii) advertising revenue for running online advertising on the Company’s websites or offline advertising placed in its publications. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

      The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin no. 104 “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized only when persuasive evidence

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

      The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is recorded as deferred revenue until earned.

      Software revenue — The Company generally licenses its software products in three ways: (i) on a one-year term basis; (ii) on a perpetual basis; and (iii) on a monthly subscription. The Company’s hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year.

      The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. The Company recognizes license revenue upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”), of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of the Company’s proprietary and third-party licensed products. The Company recognizes revenue for these services as they are performed, as they are principally contracted for on a time and material basis. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.

      The Company recognizes revenue from maintenance services ratably over the contract term. The Company’s training and consulting services are billed based on hourly rates and it generally recognizes revenue as these services are performed. Payments for maintenance services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement will require the Company to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, the Company recognizes the entire fee using the percentage of completion method. The Company estimates the percentage of completion based on an estimate of total costs incurred to date as a percentage of estimated total costs to complete the project, and the Company monitors its progress against plan to insure the Company’s estimates are materially accurate. The Company recognizes estimated losses in the periods in which such losses are reasonably expected. For projects in which the Company is unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed. Percentage of completion projects ceased to become a material amount of the Company’s revenue in 2003.

      Advertising Revenue — The Company sells online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) affiliate revenue share agreements. The impressions based agreements range from spot purchases to 12 month contracts. The

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company records and measures the fair value of equity received in exchange for advertising services in accordance with the provisions of EITF 00-8, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” The Company recognizes revenue from advertising barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” Revenue from these transactions is recognized during the period in which the impressions are delivered. The services provided are valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transactions. The Company did not enter into any advertising barter transactions during 2003 and 2002 and there was no revenue from these types of transactions during the year ended December 31, 2003 and 2002. During the year ended December 31, 2001, revenue from equity-for-services and advertising barter transactions was less than 5% of revenue.

      Shipping and Handling Income and Costs — The Company accounts for income and costs related to shipping and handling activities in accordance with the EITF Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Income from shipping and handling is included with revenue. Associated costs of shipping and handling are included in cost of revenue.

      Advertising Expense — Advertising costs are expensed as incurred and totaled $22.9 million, $6.6 million and $31.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

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

      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2003, 2002 and 2001, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows (in thousands, except per share amounts):

	2003	2002	2001

Net loss applicable to common stockholders:
As reported	$(47,124)	$(163,425)	$(1,465,589)
Add: Stock-based employee compensation charges included in reported net loss	3,069	7,021	8,741
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(20,067)	(29,798)	(92,965)

Pro forma net loss	$(64,122)	$(186,202)	$(1,549,813)

Net loss per share — basic and diluted:
As reported	$(.40)	$(1.39)	$(13.64)
Pro forma	$(.54)	$(1.58)	$(14.43)

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	December 31

	2003	2002	2001

Risk-free interest rates	3%	4%	5%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	144%	147%	115%

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

      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenue	$1,119	$1,501	$2,456
Cost of revenue	16	134	383
Sales and marketing	3,795	63,848	71,188
Product and website development	15	127	361
General and administrative	164	1,297	6,237
Acquisition and restructuring charges	2,140	—	—

	$7,249	$66,907	$80,625

      Stock-based charges for the years ended December 31, 2003, 2002 and 2001 include $0 million, $37.2 million and $37.2 million, respectively, of amortization related to the AOL distribution agreement, and $2.3 million, $17.9 million and $27.4 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short-term investments and marketable equity securities.

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

      Recent Accounting Developments — In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the liability for a disposal obligation to be recognized and measured at its fair value when the entity ceases using the leased property in operations. The FASB decided the same approach should apply for similar disposal obligations associated with other preexisting firmly committed contracts. Additionally, SFAS No. 146 requires severance pay in many cases to be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a defined minimum retention period, a liability should be recognized as employees render service over the future service period. If the benefit arrangement does not require employees to render future service beyond the minimum retention period, a liability should be recognized at the date the termination is communicated to employees. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until March 31, 2004. The Company does not expect the adoption of this statement in the first quarter of 2004 to have a material impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

      In January 2003, the EITF issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor of arrangements

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of EITF No. 00-21 in the second quarter of 2003, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.     Discontinued Operations

      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division which the Company purchased as part of the acquisition of iPlace, Inc. (“iPlace”) for $130.0 million in cash to Experian Holdings, Inc. (“Experian”). The transaction closed on April 2, 2002 resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow before the settlement described below.

      On March 26, 2002, MemberWorks Inc. (“MemberWorks”), one of the former owners of iPlace, obtained a court order requiring the Company to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against the Company. On August 9, 2002, the Company reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest transferred to the Company, resulting in net proceeds to the Company of $94.1 million on the sale of ConsumerInfo. In addition, the litigation was dismissed and MemberWorks released all claims against the Company relating to the sale of iPlace. The Company has included the cost of the settlement in its results of operations for the year ended December 31, 2002.

      Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of the ConsumerInfo division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” To date $14.3 million has been recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations. As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. In April 2003, $2.3 million of escrow proceeds were released to the Company in accordance with the agreement and was recognized as additional “Gain on disposition of discontinued operations” in 2003. As of December 31, 2003, cash subject to the escrow was $7.2 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations. The escrow was scheduled to terminate in the fourth quarter of 2003, but in the third quarter of 2003, Experian demanded indemnification from the Company for several claims made against Experian or its subsidiaries. The Company is evaluating these indemnity claims and is unable to express an opinion at this time as to their merits, however, these potential claims against the escrow could reduce or delay the release. Total revenue and income from discontinued operations was $19.5 million and $846,000, respectively, for the year ended December 31, 2002. Total revenue and income from discontinued operations was $21.3 million and $4.8 million, respectively, for the year ended December 31, 2001.

      As a result of the Company’s initial purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $230,000 and $1,029,000 in the years ended December 31, 2003 and 2002, respectively, and recorded a gain on disposition of discontinued operations during those same periods.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of the gain on the sale of the ConsumerInfo division is as follows (in thousands):

	Years Ended
	December 31,

	2003	2002

Gross proceeds from sale	$2,300	$130,000
Less:
Cash subject to escrow	—	10,000
Net assets of the ConsumerInfo division	—	106,321
Transaction costs	—	2,918
Cash and Homestore stock received from purchase of iPlace	(230)	(1,029)

Gain recognized on the sale	$2,530	$11,790

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in acquisition and restructuring charges on the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the year ended December 31, 2002, the Company revised its estimates relating to a lease obligation and took an additional $6.5 million charge. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $798,000 in 2002. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, recent declines in the demand for office space in the San Francisco market have led the Company to conclude these estimates must be revised. Because the Company believed in 2002, it would take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge during 2002. Because the Company now believes it will take at least one year longer than it originally estimated to sublease the last one-third of the San Francisco property, in the fourth quarter of 2003, the Company took an additional charge of $1.3 million. As of December 31, 2003, two of the planned 700 employees have not yet been paid severance.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(2,274)	(5,480)	—	(3,631)	(11,385)
Change in estimates	(396)	6,027	—	(798)	4,833
Non-cash charges	—	488	—	—	488
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	(6)	(4,970)	—	(576)	(5,552)
Change in estimates	(10)	1,290	—	(203)	1,077
Non-cash charges	—	—	—	—	—
Sale of a subsidiary	—	—	—	—	—

Restructuring accrual at December 31, 2003	$11	$10,000	$—	$384	$10,395

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at December 31, 2003 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

      In the first quarter of 2002, the Company’s Board of Directors approved an additional restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of December 31, 2003, all of the planned 270 employees have been paid severance.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	(12)	(387)	—	(399)
Change in estimates	(14)	46	—	32

Restructuring accrual at December 31, 2003	$—	$1,365	$—	$1,365

      All of the remaining restructuring liabilities at December 31, 2003 are related to lease obligations and will be paid through 2006. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

      In the third quarter of 2002, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of December 31, 2003, all of the planned 190 employees have been terminated and paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in the acquisition and restructuring charges line in the consolidated statement of operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million.

      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(1,190)	(253)	(1,443)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(268)	(1,119)	(1,387)
Change in estimates	(132)	(417)	(549)

Restructuring accrual at December 31, 2003	$—	$244	$244

      Substantially all of the remaining restructuring liabilities at December 31, 2003 will be paid in 2004.

      In the fourth quarter of 2003, the Company’s Board of Directors approved a further restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately 7 in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. As of December 31, 2003, all of the planned 95 employees have been terminated and a total of 17 have not yet been paid severance.

      In connection with this restructuring and integration plan, the Company recorded a charge of $3.5 million in the fourth quarter of 2003, which was included in the acquisition and restructuring charges line in the consolidated statement of operations. This charge consists of employee termination benefits of $1.4 million and stock-based charges related the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million.

      A summary of activity related to the fourth quarter 2003 restructuring charge is as follows (in thousands):

		Stock-based
	Employee	Charges for
	Termination	Accelerated
	Benefits	Vesting	Total

Initial restructuring charge	$1,401	$2,140	$3,541
Cash paid	(511)	—	(511)
Non-cash charges	—	(2,140)	(2,140)

Restructuring accrual at December 31, 2003	$890	$—	$890

      Substantially all of the remaining restructuring liabilities at December 31, 2003 will be paid in 2004.

5.	Impairment of Long-Lived Assets

      In the fourth quarter of 2001, the Company identified a number of factors indicating a potential impairment of its long-lived assets, primarily related to goodwill and identifiable intangible assets associated with various business combinations completed over the past three years (See Note 6). Specific events and changes in circumstances indicating a potential impairment include the following: a significant decline in the fair market value of the Company’s common stock in the fourth quarter of 2001; the Company’s net book value was significantly different from the Company’s market value; the underperformance of certain acquisitions following their integration relative to original projections; lower projected operating results for 2002 and beyond compared to earlier forecasts based on a realignment of the Company’s business in the fourth quarter of 2001; significant turnover in key management positions in the fourth quarter of 2001; the loss of certain key customer relationships coupled with the renegotiation of certain existing arrangements; significant declines in actual and projected advertising and software license revenue; and a sustained decline in valuations for the Internet sector.

      The evaluation of these events and changes in circumstances indicated that the carrying value of the Company’s long-lived assets might not be recoverable. Accordingly, asset impairment tests were performed at the lowest level for which separately identifiable cash flows exist. The impairment tests were performed by comparing the expected undiscounted cash flows over the estimated useful lives of the related assets, plus a terminal value for future cash flows, to the carrying amount of goodwill, identifiable intangible assets and other long-lived assets initially recorded in connection with various business combinations. As a result of these comparisons, long-lived assets relating primarily to the Company’s acquisitions of the Move.com Group, Homefair, SpringStreet, HomeWrite, Inc. (“HomeWrite”), WyldFyre Technologies, Inc. (“WyldFyre”), The Hessel Group (“Hessel”) and the purchase of assets and assumption of liabilities of Internet Pictures

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation (“iPix”), and Homestyles Publishing and Marketing, Inc. (“Homestyles”) were determined to be impaired in 2001.

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

      In the third quarter of 2003, specific events and changes in operations of the business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment included certain business units continuing to perform below management’s expectations. Pursuant to SFAS Nos. 144 and 142, the Company performed an impairment analysis. Fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $15.7 million in the third quarter of 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to the Company’s acquisitions of SpringStreet and Move.com, Inc., $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of Computer for Tracts (“CFT”) and $1.3 million of prepaid distribution expense.

      In the third quarter of 2003, in conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”) as described in Note 21, the Company relinquished

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and Welcome Wagon International, Inc. (collectively the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company recorded an impairment charge of $12.2 million in the year ended December 31, 2003.

      In the fourth quarter of 2003 pursuant to SFAS No. 142 the Company performed its annual review of the valuation of its goodwill with the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates from 14% to 18%. The Company’s impairment analysis did not result in a charge.

      In the fourth quarter of 2003, specific events and changes in circumstances indicated a potential impairment. Those specific events included the Company revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application. This decision resulted in a charge of $1.8 million.

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

WyldFyre

      In March 2000, the Company acquired WyldFyre, a leading developer of technology solutions for real estate professionals to access MLS information via the Internet, for 589,426 shares of its common stock with an estimated fair value for accounting purposes of $34.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired in-process research and development (“IPR&D”) upon completion of the purchase price valuation by a third party. At December 31, 2003 and 2002, the Company had net goodwill of $975,000 and net intangible assets of zero.

Top Producer

      In May 2000, the Company acquired Top Producer Systems, Inc. (“Top Producer”), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash, 473,538 shares exchangeable into the Company’s common stock with an estimated fair value of $12.1 million, and an amount contingent on future performance of Top Producer. Because the exchangeable shares vested over a three-year period and were contingent upon the Top Producer’s chief executive officer’s employment over a three-year period, the value of such shares was recorded in deferred stock-based charges. During the year ended December 31, 2002, the Company elected to pay cash of $521,000 instead of issuing the Company’s common stock. This payment was charged against additional paid-in capital. As part of the original purchase agreement, an additional amount of up to $14.8 million of contingent consideration (“earn-out”) could be paid if certain defined performance targets were met during the years ended December 31, 2000 through December 31, 2004. During 2002, the earn-out was re-negotiated with the former owners, several of whom are currently employed by the Company, and set at a fixed amount of $10.2 million payable in installments of cash or stock, at the Company’s option, of $3.1 million, $2.8 million and $4.3 million in 2002, 2003 and 2004, respectively. Recognition of this fixed obligation resulted in an increase in goodwill and accrued expenses. The

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company paid the $3.1 million 2002 installment in cash. The Company has not yet paid the 2003 installment. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.8 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party. At December 31, 2003 and 2002, the Company had net goodwill of $11.7 million and net intangible assets of $2.6 million and $4.6 million, respectively (See Note 22).

The Hessel Group

      In September 2000, the Company acquired Hessel, a leading provider of technology-driven solutions and services to the relocation industry, for $15.0 million in cash and assumption of Hessel’s option plan consisting of 135,421 options with an estimated fair value of $4.5 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. The excess of purchase consideration over net tangible assets acquired of $19.3 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives of five years. At December 31, 2002, the Company had net goodwill of $1.5 million. During the first quarter of 2003, the Company sold the assets of Hessel (See Note 5).

     iPIX

      In January 2001, the Company acquired certain assets and licenses and assumed certain liabilities from iPIX, a leading provider of dynamic imaging services for the Internet, for $7.1 million in cash and a note in the amount of $2.3 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired and liabilities assumed of approximately $13.7 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets over five years. There was no value for goodwill and intangible assets at December 31, 2003 and 2002.

     Computers for Tracts

      In January 2001, the Company acquired certain assets and assumed certain liabilities from Computers for Tracts, Inc. (“CFT”), a leading provider of sales force automation and warranty request management solutions, for approximately $4.5 million in cash and 162,850 shares of the Company’s common stock valued at $5.0 million. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $8.9 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives ranging from three to five years. At December 31, 2003 there was no value for goodwill. At December 31, 2002, the Company had net goodwill of $1.3 million. At December 31, 2003 there was no value for net intangible assets and at December 31, 2002 the Company had net intangible assets of $1.2 million.

     HomeWrite

      In February 2001, the Company acquired all of the outstanding shares of HomeWrite, an application service provider for cataloging home warranty information, in exchange for 196,549 shares of the Company’s common stock valued at $5.6 million and assumed the HomeWrite stock option plan consisting of 196,200 outstanding stock options with an estimated fair value of $4.5 million. The acquisition has been accounted for

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $11.8 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. There was no value for goodwill and intangible assets at December 31, 2003 and 2002.

     Homebid

      In February 2001, the Company acquired certain assets and assumed certain liabilities from Homebid.com, Inc. (“Homebid”), an application service provider that allows real estate professionals to manage, offer and negotiate home sales over the Internet, for approximately $3.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired amounting to approximately $2.5 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. There was no value for goodwill and intangible assets at December 31, 2003 and 2002.

     Move.com Group

      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group, from Cendant, valued at approximately $745.7 million. The Move.com Group offered online and offline marketing to consumers for the real estate industry. In connection with the acquisition, the Company issued an aggregate of 21.4 million shares of its common stock in exchange for all the outstanding shares of capital stock of the Move.com Group, and assumed approximately 3.2 million outstanding stock options of the Move.com Group. See Notes 12 and 21.

     Homestyles

      In May 2001, the Company acquired certain assets and assumed certain liabilities from Homestyles, a leading magazine publisher specializing in new home designs and project plans, for approximately $14.5 million in cash. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $15.2 million has been allocated to goodwill and other identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. At December 31, 2003 and 2002, the Company had net goodwill of $2.6 million and intangible assets of $2.4 million and $3.5 million, respectively.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following summarized unaudited pro forma financial information includes the acquisition of the Move.com Group as if it had occurred at the beginning of 2001. This pro forma financial information excludes the acquisitions of iPlace, because of its classification as a discontinued operation, and all other companies acquired in 2001 and 2000 since the pro forma effects of those transactions are immaterial for all periods presented (in thousands, except per share amounts):

Year Ended
December 31,
2001

Revenue	$338,052
Net loss	(1,493,039)
Net loss per share applicable to common stockholders:
Basic and diluted	$(13.56)

Weighted average shares	110,125

7.     Short-term Investments

      The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments and marketable equity securities at December 31, 2003 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Auction rate preferred instruments	$21,575	$—	$—	$21,575

      The contractual maturities of available-for-sale debt securities at December 31, 2003 were less than 30 days. The Company did not hold marketable equity securities or short-term investments as of December 31, 2002.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Computer software and equipment	$32,275	$24,952
Furniture, fixtures and office equipment	4,232	4,170
Leasehold improvements	5,829	5,593
Machinery and equipment	638	1,066
Land and building	5,060	5,045

	48,034	40,826
Less: accumulated depreciation	(26,580)	(14,893)

	$21,454	$25,933

      Depreciation expense, excluding discontinued operations, for the years ended December 31, 2003, 2002 and 2001 was $11.9 million, $14.4 million and $24.9 million, respectively.

      Computer software and equipment above includes $2.1 million of assets purchased under capital leases at December 31, 2003.

9.     Goodwill and Other Intangible Assets

      As described in Note 2, the Company adopted SFAS No. 142 in January 2002. The following table reconciles the reported net loss for the years ended December 31, 2003, 2002 and 2001, respectively, to its adjusted balance which excludes previously reported goodwill amortization expense, which is no longer recorded under the provisions of SFAS No. 142 (amounts in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Reported net loss	$(47,124)	$(163,425)	$(1,465,589)
Add back: goodwill amortization (net of tax)	—	—	136,048

Adjusted net loss	(47,124)	(163,425)	(1,329,541)

Basic and diluted loss per share:
As reported	$(.40)	$(1.39)	$(13.64)
Add back: goodwill amortization	—	—	1.26

Adjusted net loss	$(.40)	$(1.39)	$(12.38)

Weighted average shares outstanding	118,996	117,900	107,433

      The following changes in the net carrying amount of goodwill for the year ended December 31, 2002 have been made: reclassifications due to discontinued operations of $96.4 million, additional contingent purchase price of Top Producer of $9.3 million and reclassification of certain intangible assets to goodwill upon the adoption of SFAS No. 142 of $2.7 million. The change in the net carrying amount of goodwill in the Software segment for the year ended December 31, 2003 was due to an impairment change related to CFT and the sale

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Hessel in 2003. Goodwill by segment, excluding discontinued operations, as of December 31, 2003 and 2002 is as follows (in thousands):

	As of December 31,

	2003	2002

Media services	$1,307	$1,307
Software	12,656	15,437
Print	6,514	6,514

Total	$20,477	$23,258

      Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	As of December 31,

	2003		2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$18,786	$18,081	$27,661	$19,231
Trade name, trademarks, websites and brand names	19,746	4,032	23,201	3,525
Online traffic	533	320	18,636	8,601
Purchased technology	9,325	6,822	11,690	6,139
Purchased content	7,631	5,248	15,604	5,900
Exclusive electronic listing and rights Agreement	—	—	13,220	1,442
Porting relationships	1,728	1,220	1,728	610
NAR® operating agreement	1,578	301	1,578	150
Other	5,844	3,389	7,811	2,760

Total	$65,171	$39,413	$121,129	$48,358

      Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2003, 2002 and 2001 was $22.4 million, $37.2 million and $63.2 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2004	7,894
2005	3,587
2006	1,834
2007	1,423
2008	1,423

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Other Current Assets

      Other current assets consist of the following (in thousands):

	December 31,

	2003	2002

Prepaid commissions	$4,804	$5,226
Other	5,781	7,513

	$10,585	$12,739

11.     Accrued Expenses

      Accrued expenses, current, consist of the following (in thousands):

	December 31,

	2003	2002

Accrued payroll and related benefits	$14,184	14,723
Accrued royalties	1,914	2,472
Accrued restructuring charges	6,000	8,455
Accrued professional fees	3,451	7,023
Other	17,027	27,059

	$42,576	$59,732

12.     Related-party Transactions

      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant valued at $745.7 million (See Note 5). In connection with the Company’s acquisition of the Move.com Group, Cendant alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements. See Note 21 for discussion of the resolution of the dispute.

      In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that is considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $7.7 million, $31.2 million and $38.3 million related to these transactions was recognized in 2003, 2002 and 2001, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. During the years ended December 31, 2003, 2002 and 2001, the Company had received approximately $1.2 million, $12.0 million and $83.3 million of cash, respectively, and had recorded at December 31, 2003, 2002 and 2001, deferred revenue of approximately $6.9 million, $13.5 million and $37.0 million, respectively, related to these agreements. This deferred revenue will be recognized over the next two to five years.

      The business purpose of these commercial agreements was to extend the Company’s product and service offerings to a significant concentration of real estate professionals and to establish access to an effective and

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During 2002, the Company amended certain of these agreements and recorded other income of approximately $10.8 million for the year ended December 31, 2002. This other income resulted from amendments, which relieved the Company of certain future delivery obligations under those agreements.

      As part of an employment agreement, the Company purchased a house in the fourth quarter of 2002 from an executive officer for $1.95 million to facilitate his move to the Company’s headquarters. The house is included in other assets at December 31, 2003, net of its expected selling costs, at $1.4 million. The Company is currently marketing the house for sale.

      During the year ended December 31, 1999, the Company received promissory notes from employees of the Company totaling $13.0 million for the exercise of stock options and related expenses. These notes were full recourse, collateralized by the common stock of the Company and bear a weighted average interest rate of 5.13% per annum. During 2002 and 2001, the Company received payments, including accrued interest, of approximately $3.5 million and $2.9 million, respectively, in connection with these notes. Additionally, the Company reacquired 373,959 shares of unvested common stock at their original issuance price during 2001 in exchange for the cancellation of the related promissory notes in the amount of approximately $1.5 million. The outstanding balance of employee notes, including accrued interest, amounted to $106,000 at December 31, 2002 and were fully repaid by December 31, 2003.

      During 2002, the Company also re-negotiated the earn-out agreement with the former owners of Top Producer that was tied to the original purchase agreement. Several of the former owners are also employed by the Company (See Note 6). This revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with this renegotiation, the Company recorded additional goodwill of $9.3 million. The Company paid $3.1 million of this earn-out during 2002 and $7.1 million is accrued as a liability in the December 31, 2003 balance sheet. The Company has not paid the 2003 portion of this earnout. See Note 21 for discussion of litigation with the former owners.

      During 2002, the Company reached an agreement with the former owner and current employee of WyldFyre to repurchase 127,262 shares of the Company’s common stock issued as part of the acquisition for approximately $3.9 million resulting in $169,000 in treasury stock and $3.7 million as a reduction to accrued expenses. This agreement was entered into because the Company was unable to register the shares as required by the original purchase agreement. The $3.8 million was accrued during the year ended December 31, 2001 and is included in general and administrative expenses.

      As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement in 2003 and 2002 was $1.3 million in each year.

13.     Segment Information

      Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of 2003, the Company combined the previously reported Online Advertising segment with the Media Services segment as management changed

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the way that the Company manages and evaluates its businesses. In addition, the Company changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, management now evaluates performance and allocates resources based on three segments, consisting of Media Services, Software, and Print. The Company has reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to the Company’s management to assess performance and make decisions.

      The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets; stock-based charges; impairment charges and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenue:
Media Services	$143,510	$160,506	$193,154
Software	27,806	46,804	52,560
Print	47,394	57,303	58,068

Total revenue	218,710	264,613	303,782

Cost of revenue and operating expenses:
Media Services	132,961	137,642	262,504
Software	32,963	53,506	54,667
Print	49,000	57,110	50,887
Unallocated	157,660	189,354	1,372,337

Total cost of revenue and operating expenses	372,684	437,612	1,740,394

Loss from operations	$(153,974)	$(172,999)	$(1,436,612)

      Revenue for the years ended December 31, 2003, 2002 and 2001 included $7.7 million, $31.2 million and $38.3 million, respectively, of revenue from a related party, Cendant and RETT (Cendant). The related party revenue for 2003, 2002 and 2001 consisted of $5.8 million, $21.0 million and $24.3 million in Media Services and $1.9 million, $10.2 million and $14.0 million in Software, respectively.

      The Company has one customer, a related party Cendant, within its Media Services and Software segments representing approximately 13% and 22%, respectively, of those segments’ revenue for the year ended December 31, 2002 and 13% and 27%, respectively, of those segments’ revenue for the year ended December 31, 2001. Our revenue from Cendant was less than 10% in each segment for the year ended December 31, 2003.

      The Company has another customer AOL within its Media Services segment for the year ended December 31, 2001 representing approximately 5% of that segment’s revenue.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 5,439,240 shares, 5,330,104 shares and 5,287,807 shares in January 2004, 2003 and 2002, respectively.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activities under the option plans (including the Move.com Group, HomeWrite and iPlace options) for the years ended December 31, 2003, 2002 and 2001 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price Per Share	Exercise Price

Outstanding at December 31, 2000	14,225	$0.06 to 89.25	$23.79
Move.com Group options assumed	3,212	12.72 to 25.23	20.85
iPlace options assumed	1,124	0.02 to 14.16	10.86
HomeWrite options assumed	196	29.88 to 29.88	29.88
Granted	7,011	16.57 to 34.96	25.18
Exercised	(4,130)	0.02 to 34.50	12.39
Cancelled	(6,980)	0.30 to 89.25	28.11

Outstanding at December 31, 2001	14,658	0.02 to 89.25	24.16
Granted	29,558	0.00 to 2.70	1.72
Exercised	(406)	0.00 to 2.00	0.48
Cancelled	(19,495)	0.06 to 89.25	16.42

Outstanding at December 31, 2002	24,315	0.03 to 89.25	3.32
Granted	2,564	0.56 to 3.68	1.84
Exercised	(1,595)	0.30 to 3.57	1.59
Cancelled	(2,735)	0.30 to 89.25	6.25

Outstanding at December 31, 2003	22,549	$0.30 to $89.25	$2.87

      Options granted during the years ended December 31, 1997 and 1998 and options granted by the Company during the year ended December 31, 1999 resulted in total compensation of $1.0 million, $9.5 million and $13.4 million, respectively, and were recorded as deferred stock compensation in stockholders’ equity. This deferred compensation represented the difference between the deemed fair value of the Company’s common stock for accounting purposes and the exercise price of these options at the date of grant. The deferred stock compensation is included in cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statement of operations over the related vesting period of the options. Common stock available for future grants as of December 31, 2003 was 16.4 million shares.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information with respect to the outstanding options at December 31, 2003 is as follows (shares in thousands):

		Options
		Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30	460	8.75	$0.30	161	$0.30
0.39	2,400	8.77	0.39	1,040	0.39
0.56 to 1.44	2,481	8.72	1.05	609	1.17
1.72 to 1.76	12,216	8.07	1.76	7,423	1.76
2.07 to 2.25	2,602	8.05	2.25	1,366	2.24
2.54 to 33.68	2,263	8.06	11.96	920	19.41
34.50 to 68.38	82	6.31	40.68	66	39.82
69.63 to 69.63	6	5.91	69.63	4	69.63
72.13 to 72.13	33	6.16	72.13	25	72.13
89.25 to 89.25	6	6.09	89.25	5	89.25

$0.30 to $89.25	22,549	8.22	$2.87	11,619	$3.47

      The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $1.58, $1.46 and $18.87, respectively. The total number of shares exercisable was 11.6 million, 8.0 million and 5.8 million at December 31, 2003, 2002 and 2001, respectively. The weighted average exercise price at those dates was $3.47, $4.82 and $21.46, respectively.

      During 2000, the Company accelerated the vesting for five employees and re-measured the value of these options under the intrinsic value model as required by FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” In connection with the separation from employment of two employees in the third and fourth quarters of 2001, the Company recorded charges of approximately $1.4 million and $2.1 million, respectively, representing the proportional value of the vested options that would not have vested under the original term of the award at the termination date. Additionally, in 2001, the Company accelerated the vesting of 246,797 options related to various terminations of other employees. The difference in the exercise price of such options and the fair market value of the underlying common stock at the date of modification resulted in non-cash charges amounting to approximately $2.1 million. During 2001, $2.1 million and $3.5 million have been included in sales and marketing expense and general and administrative expense, respectively, in the Consolidated Statement of Operations related to these modifications. In 2002, as a result of previously established employment agreements, the Company accelerated the vesting of 467,187 options and extended the exercise period related to the departure of former executive officers and recorded a non-cash charge amounting to $4.9 million. In 2003, as a result of previously established employment agreements, the Company accelerated the vesting of 1,162,945 options and extended the exercise period related to the departure of former officers and recorded a non-cash charge amounting to $2.6 million.

Employee Stock Purchase Plan

      In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the initial aggregate number of shares of stock that may be issued is 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to one-half of one percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan shall not

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed 5,000,000 shares. In January 2004, 2003 and 2002, the amount available under the plan was increased by 604,360, 592,234 and 587,534 shares, respectively. Employees can choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the plan. The first offering period started on August 1, 1999. During 2003, 2002 and 2001, the Company issued 1,243,105, 282,691 and 296,173 shares, respectively, of common stock under the ESPP at a weighted issuance price of $0.67, $0.77 and $16.18 per share, respectively.

      During the year ended December 31, 2003 and 2002, the Company issued 436,588 and 36,000 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. The 2002 shares vest over one year and the 2003 shares vest over three years. The charge associated with the issuance of these shares was $90,000 for the 2002 shares and $344,000 for the 2003 shares and are being recognized over their respective vesting period.

15.     Warrants

      In connection with entering into a web portal distribution agreement in April 1998, the Company issued warrants to purchase 792,752 shares of the Company’s common stock at a weighted average exercise price of $7.00 per share. The Company incurred a total charge of $12.6 million, which was amortized to sales and marketing expense over the term of the distribution agreement, approximately two years. In August 1999, warrants to purchase 107,527 shares of common stock were exercised at an exercise price of $18.60 per share. During the year ended December 31, 2000, warrants to purchase 665,064 shares of the Company’s common stock were exercised at a weighted average exercise price of $4.46 per share. These warrants expired in August 2003.

      In February 1999, the Company closed a private equity offering to real estate brokers under the Company’s Broker Gold program. The Company also issued warrants to purchase up to 364,110 shares of its common stock with an exercise price of $20.00 per share. All warrants issued are fully-vested, non-forfeitable and are immediately exercisable. The Company incurred a non-cash charge of approximately $4.1 million, which was recognized as expense over the term of the initial two-year Broker Gold program agreements. Through the year ended December 31, 2001, warrants to purchase 197,149 shares of the Company’s common stock were exercised. None have been exercised since 2001. These warrants expired in February 2003.

      Throughout 1998 and 1999, the Company issued warrants to purchase 910,836 shares of common stock at a weighted average price of $21.18 per share to MLSs that agreed to provide their real estate listings to the Company for publication on its website. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million, which was recognized as expense over the term of the applicable MLS agreements, ranging from one to two years. Through the year ended December 31, 2001, warrants to purchase 368,859 shares of the Company’s common stock were exercised at a weighted average exercise price of $20.00 per share. None have been exercised since 2001.

      In February 2000, the Company issued warrants to purchase 460,089 shares of the Company’s common stock at an exercise price of $27.953 per share to the Broker Gold program members who elected to renew their existing listing agreements with the Company for an additional two years at the end of their existing two-year term. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The non-cash charge for the warrants totaled approximately $21.9 million, which was recognized as expense over three years. During the year ended December 31, 2001, warrants to purchase 33,780 shares of common stock were exercised. None have been exercised since 2001. These warrants expired in February 2003.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2000, in connection with a marketing agreement, the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $35.63 per share. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a non-cash charge of $5.0 million, which was recognized over the one-year term of the marketing agreement. The warrants expired without being exercised during 2001.

      Throughout 2000, the Company issued warrants to purchase 31,680 shares of the Company’s common stock at a weighted average exercise price of $85.45 per share to MLSs that agreed to provide their real estate listings to the Company for publication on its websites. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $1.8 million, which was recognized as expense over the term of the applicable MLS agreement, ranging from two to three years. In October 2001, the Company reduced the exercise price of the warrants to $27.95, and recognized an additional $3.0 million charge which was recognized over the remaining term of the agreements.

      During the year ended December 31, 2002, the Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was recognized upon the issuance of the warrant and was not material to the Company’s financial results.

      The Company recognized $1.2 million, $9.4 million and $18.9 million in stock-based charges for the years ending December 31, 2003, 2002 and 2001, respectively, in connection with the issuance of all warrants. At December 31, 2003, warrants to purchase 298,587 shares of common stock were outstanding with a weighted-average exercise price of $15.03 per share.

16.     Capitalization

      At December 31, 2003, the Company had authorized the issuance of one share of Series A preferred stock. At December 31, 2003, one share of Series A preferred stock was issued and outstanding and held by NAR. The holder of Series A preferred stock has the following rights:

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchase of Common Stock

      During 2001, the Company repurchased 373,959 shares of common stock for approximately $1.5 million, in exchange for the cancellation of notes payable to the Company of equal value.

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

      During 2003, the Company repurchased 31,765 shares of common stock for approximately $38,000, in exchange for the cancellation of notes payable to the Company of equal value.

Issuance of Common Stock

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

      In April 2000, the Company entered into a five-year distribution agreement with AOL. In exchange for entering into this agreement, the Company paid AOL $20.0 million in cash and issued to AOL approximately 3.9 million shares of its common stock. In the agreement, the Company also guaranteed that the value of approximately 64%, 18% and 18% of the shares it issued, would be $65.64 per share on July 31, 2003 and $68.50 per share on July 31, 2004 and July 31, 2005, respectively. This guarantee only applied to shares that continue to be held by AOL at the end of each respective guarantee period. At December 31, 2002, the Company had recorded a total of $219.5 million of distribution obligation. This distribution obligation

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented the guaranteed fair market value of the approximately 3.9 million shares of the Company’s common stock issued upon entering the agreement. The difference between the total guaranteed amount and the liability recorded was being recorded as other expense over the term of the agreement. In connection with the guarantee, the Company established a $90.0 million letter of credit and was required to pledge an amount equal to the outstanding portion of the letter of credit. At December 31, 2002, the cash pledged was classified as restricted cash on the balance sheet. This letter of credit could have been drawn against by AOL in the event the Company’s 30-day average closing price is less than $65.64 on July 31, 2003. The aggregate amount of cash payments the Company would have been required to make in performing under this agreement was limited to $90.0 million. Any additional obligation to AOL could have been paid in cash or Company common stock at the Company’s discretion. If the amount the Company was required to pay AOL at July 31, 2003 exceeded $90.0 million, the distribution agreement with AOL would expire.

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

      In January 2003, the Company entered into a new marketing agreement with AOL that settled the arbitration and terminated the obligation under the old agreement. As part of the new marketing agreement, which continues through June 2004, the Company has the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of the Company’s professional content. AOL now offers increased promotion and more prominent integration of the Company’s content in a redesigned real estate area on the AOL service. The parties continue to share advertising revenue in certain home-related categories. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on the $90.0 million letter of credit secured by restricted cash on the Company’s balance sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement also have been removed. Over the term of the agreement, the Company has made or will make quarterly cash payments of $3.75 million, in six equal installments beginning January 2003 and ending April 2004.

      In January 2001, the Company issued 600,000 shares of its common stock in connection with a five-year marketing and distribution agreement, the fair value of which was $11.1 million on the date of issuance. Concurrently, the Company also entered into a marketing and web services agreement with this same party for $15.0 million in cash which is payable to the Company over the five-year term of the agreement. The Company is recording these transactions over the five-year term of the agreements on a net revenue basis. Accordingly, variable charges associated with the fair value of the common stock are recognized over the term of the agreement and included as an offset to revenue recognized related to the cash payments. In October 2001, the Company made certain amendments to the marketing and web services agreement, including the removal of performance requirements related to the vesting of the 600,000 shares of common stock. As a result, the charges associated with the common stock became fixed in connection with the amendment. The

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net unamortized deferred balance for this equity consideration will continue to be amortized as a reduction of revenue over the remaining term of the agreement. Net revenue recognized in connection with these agreements was $(487,000), $(124,000) and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      During the year ended December 31, 2002, the Company issued 117,262 shares of its common stock in connection with the purchase agreement for Homestyles for certain performance objectives and recognized $141,000 in compensation expense during 2002.

      The Company recognized $1.1 million, $45.7 million and $48.5 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2003, 2002 and 2001, respectively.

17.     Net Loss per Share

      The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Numerator:
Loss from continuing operations	$(49,654)	$(176,061)	$(1,470,403)
Gain on disposition of discontinued operations	2,530	11,790	—
Income from discontinued operations	—	846	4,814

Net loss	$(47,124)	$(163,425)	$(1,465,589)

Denominator:
Weighted average shares outstanding	118,996	117,900	107,433

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(.42)	$(1.49)	$(13.69)
Income from discontinued operations	$.02	$.11	$.04

Net loss	$(.40)	$(1.39)	$(13.64)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 22,847,784, 25,056,743 and 15,908,308 for the years ended December 31, 2003, 2002 and 2001, respectively.

18.     Supplemental Cash Flow Information

      During the year ended December 31, 2003:

•	The Company paid $103,000 in interest.

•	The Company was required to accelerate 1,162,945 options for terminated former executives and incurred a $2,609,000 expense in 2003.

•	The Company issued 436,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over three years. The charge associated with the issuance of these shares was $344,000 and is being recognized over the three-year vesting period.

•	The Company funded $2.1 million of capital expenditures through an equipment lease financing arrangement.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2002:

•	The Company paid $372,000 in interest.

•	The Company also amended an agreement relating to earn-out payments of $14.8 million that were part of the original Top Producer purchase agreement. The amendment revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with the amendment, the Company recorded additional goodwill of $9.3 million.

•	The Company was required to accelerate 467,187 options for terminated former executives and incurred a $4.9 million expense in 2002.

•	The Company issued 36,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over one year. The charge associated with the issuance of these shares was $90,000 and is being recognized over the one-year vesting period.

•	The Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was not material to the Company’s operations.

      During the year ended December 31, 2001:

•	The Company paid $589,000 in interest.

•	The Company acquired certain iPIX assets and licenses for $7.1 million in cash and a note in the amount of $2.3 million and assumed net liabilities of $2.4 million in connection with this purchase.

•	The Company acquired certain assets and assumed certain liabilities from CFT for $4.5 million in cash and 162,850 shares of stock valued at $5.0 million in connection with this purchase.

•	The Company issued 21.4 million shares of common stock valued at $745.7 million and assumed 3.2 million options as part of the Move.com Group acquisition.

•	The Company issued 3.5 million common shares valued at $80.3 million and assumed 1.1 million options with an estimated incremental fair value of $16.3 million from the acquisition of iPlace.

•	The Company issued 196,549 common shares valued at $5.6 million and assumed 196,200 options valued at $4.5 million from the acquisition of HomeWrite.

•	The Company issued 4,804,560 shares of common stock in connection with a marketing agreement.

•	The Company issued 600,000 shares of common stock valued at $11.1 million in connection with a marketing and distribution agreement.

•	The Company issued 470,089 warrants at $66.50 and incurred expense of $21.9 million over the two-year marketing agreement.

•	The Company issued 400,000 warrants at $35.63 for a marketing agreement and incurred expense of $5.0 million over one year.

•	The Company issued warrants to purchase 30,739 shares at $84.45 and incurred expense of $1.8 million over 3 years. The exercise price was later modified and an additional $3.0 million in expense is being recognized over the remaining term.

•	The Company repurchased 373,959 shares of common stock for approximately $1.5 million in exchange for the cancellation of promissory notes to the company of equal value.

•	The Company accelerated 387,785 options for terminated employees and incurred a $5.6 million expense in 2001.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

20. Income Taxes

      As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$325,470	$209,652
Deferred expenses	60,551	96,827
Impairment charges	18,012	3,697
Other	31,187	53,491

	435,220	363,667
Less: valuation allowance	(422,303)	(348,793)

Net deferred tax assets	12,917	14,874

Deferred tax liabilities:
Amortization of acquired intangible assets	(12,917)	(14,874)

Total gross deferred tax liabilities	(12,917)	(14,874)

Net deferred tax asset (liability)	$—	$—

      Based on management’s assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was increased by $73.5 million primarily as a result of a change in net operating losses offset by the expiration of deferred tax assets related to certain warrants.

      To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.

      The difference between the statutory tax rate and the effective tax rate is due to permanent differences and a valuation allowance placed against the Company’s deferred tax assets.

      At December 31, 2003 and 2002, the Company had net operating losses for federal income tax purposes of approximately $872.6 million and $569.4 million, respectively, which begin to expire in 2008. At December 31, 2003 and 2002, the Company had net operating losses for state income tax purposes of approximately $340.6 million and $313.9 million, respectively, which begin to expire in 2004. Certain of the net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. At December 31, 2003 and 2002, the net operating loss carryforwards includes approximately $62.5 million and $69.7 million, respectively, related to the exercise of employee stock options

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and warrants, respectively. Any benefit resulting from the utilization of this portion of the net operating loss carryforwards will be credited directly to equity.

21. Settlement of Disputes and Litigation

Settlement of AOL Dispute

      In January 2003, the Company entered into a new marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated the obligation under the old agreement. As part of the new marketing agreement, which continues through June 2004, the Company has the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of the Company’s professional content. AOL will offer increased promotion and more prominent integration of the Company’s content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003, which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement also have been removed. Over the term of the agreement, the Company will make quarterly cash payments of $3.75 million, in six equal installments beginning in January 2003 and ending in April 2004.

      In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included in other income in the Consolidated Statement of Operations for the year ended December 31, 2003.

Settlement of Securities Class Action Lawsuit

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of the Company’s current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL Time Warner, Inc. and Cendant. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

      On March 7, 2003, the court dismissed, with prejudice, the Plaintiff’s claims against a number of corporate and individual defendants whom the Plaintiff alleged either assisted in the planning and execution of the purportedly fraudulent transactions at issue, or who were parties to those transactions. Those defendants included MaxWorldwide, Inc., AOL Time Warner, Inc. and Cendant, among others. The court also dismissed

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without prejudice the Plaintiff’s claims against a number of the Company’s current and former officers and employees. With regard to those claims dismissed without prejudice, the Plaintiff has advised that it does not intend to amend the complaint. At the same time, the court denied the motions to dismiss of PricewaterhouseCoopers LLP and the Company’s former chief executive officer. The Company did not file a motion to dismiss the Plaintiff’s claims against the Company, but answered the complaint. Accordingly, the March 7, 2003 decision did not make any ruling with respect to the claims asserted against the Company.

      On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing from the parties on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The court has suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. The briefs were filed February 20, 2004, and the Company expects the court to determine whether to grant final approval of the settlement in the near future.

      As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of its common stock valued at $50.6 million as of August 12, 2003. In October 2003, the Company placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company has recorded a litigation settlement charge of $63.6 million in its operating results for the year ended December 31, 2003. In addition, the Company has agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company and will request that the court issue a bar order providing for the maximum protection to which the Company is entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. Several persons who purportedly acquired the Company’s shares during the class period January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

      There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include failure by the court to finally approve the settlement and suits by persons who have elected to be excluded from the settlement or whose claims against us may not be discharged or barred by the settlement.

Settlement of Cendant Dispute

      In connection with the Company’s acquisition of the Move.com Group, the Company entered into a series of agreements with Cendant that, among other things, provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Because the proofs of claim have not yet been accepted in the settlement of the Securities Class Action Lawsuit, the Company is unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.

      For its part, the Company released all claims against Cendant (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group (other than with respect to the existing Falcon license agreement described below) and the Company’s prior restatement of its consolidated financial statements.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      New Registration Rights Agreement. The new Registration Rights Agreement required the Company to file a shelf registration statement relating to the approximately 18.3 million shares held by Cendant as a result of the acquisition of the Move.com Group, with expenses to be paid by the Company. The registration statement was declared effective on September 5, 2003. If the Company’s stock had been delisted from NASDAQ prior to March 5, 2004 or if the registration statement had failed to remain effective through that date, and in certain other circumstances, the Company would have been required to pay Cendant liquidated damages of approximately $18,000 per business day, up to a maximum of $7.5 million. The Company’s obligation to pay liquidated damages terminated on March 5, 2004.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the termination of the exclusive license under the Master Operating Agreement, the Company relinquished certain exclusive data rights and rights under other agreements. As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company has recorded an impairment charge of $12.2 million for the year ended December 31, 2003.

      Source Code License and Maintenance Services Agreement. Pursuant to an agreement dated October 26, 2000 (the “First Falcon Agreement”), the Company agreed to provide RETT a modified version of the Company’s Top Producer Online contact management software for real estate agents known as “Falcon.” The First Falcon Agreement contemplated that the parties would enter into a maintenance services agreement with respect to Falcon. In connection with the settlement, a Source Code License and Maintenance Services Agreement (the “Second Falcon Agreement”) was executed with Cendant under which the Company agreed to provide Cendant with the source code for the Falcon software and for certain other Top Producer Online software. Cendant may use this source code to maintain, modify, and upgrade the Falcon software. The Company also agreed to provide Cendant with a dedicated support staff who will use commercially reasonable efforts to maintain, modify, and upgrade Falcon as instructed by Cendant. The initial term for such support is three years, and Cendant will have the option to renew for one additional year. The Company is entitled to receive approximately $2.3 million in maintenance fees, which will be recognized on a straight-line basis over the three-year term of the maintenance agreement. Cendant agreed not to develop or promote a competitive online real estate customer relationship management system for two years.

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

22.     Commitments and Contingencies

     Operating Leases

      The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from these capital lease obligations. Future minimum lease payments under these capital and

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases as of December 31, 2003 are net of actual sublease arrangements and exclusive of estimated sublease income used in the restructuring provision (See Note 4) are as follows (in thousands):

Year Ended December 31,	Capital leases	Operating leases

2004	$1,575	$9,752
2005	376	9,322
2006	—	8,784
2007	—	4,748
2008 and thereafter	—	751

Total	$1,951	$33,357

Less: Amount representing interest	(47)

	1,904
Less: Current portion	(369)

	$1,535

      Of the amounts above, $12.0 million has already been accrued in restructuring accruals and is reflected in accrued expenses and other non-current liabilities at December 31, 2003. Rental expense for the Company for operating leases was $6.8 million, $10.6 million and $18.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Commitments for the years ending in 2008 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

      The contractual provisions of one of the Company’s facility lease commitments required that the Company collateralize the obligation with an outstanding letter of credit, resulting in $7.9 million classified as restricted cash at December 31, 2001. The Landlord called $7.5 million upon the Letter of Credit during 2002 and as of December 31, 2002 and 2003 this amount is included as other long-term assets on the balance sheet.

     Distribution Agreements

      The Company has entered into various web portal distribution and preferred alliance agreements which require the Company to make certain scheduled payments over the term of the agreements. These amounts disclosed below include amounts of $7.5 million due in 2004 under the Company’s new agreement with AOL (see Note 21). The following presents the Company’s future minimum commitments under those agreements (in thousands):

Year Ending December 31,

2004	$17,710
2005	7,200
2006	2,850
2007	—
2008	—

Total	$27,760

     Other Commitments

      Additionally, under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ending December 31,

2004	$2,200
2005	2,400
2006	1,500
2007	1,500
2008	1,500

Total	$9,100

      During 2002, the Company purchased software and entered into consulting agreements with service providers in connection with the implementation of the Company’s new enterprise reporting system. The remaining contractual commitment as of December 31, 2003 associated with the project was $1.3 million.

     Legal Proceedings

     Shareholder Litigation

      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in its filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints have been consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of its former officers, directors and employees, along with MaxWorldwide, Inc. (formerly L90, Inc.) and PricewaterhouseCoopers LLP. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers and employees, certain of its former officers, directors and employees, and various other parties, including among others MaxWorldwide, Inc., PricewaterhouseCoopers LLP, AOL Time Warner, Inc. and Cendant. The amended complaint makes various allegations, including that the Company violated federal securities laws, and seeks an unspecified amount of damages.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing from the parties on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The court has suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. The briefs were filed February 20, 2004, and the Company expects the court to determine whether to grant final approval of the settlement in the near future.

      As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of its common stock valued at $50.6 million as of August 12, 2003. In October 2003, the Company placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with an additional $3.0 million due upon final judicial approval of the settlement. Following this approval, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company has recorded a litigation settlement charge of $63.6 million in its operating results for the year ended December 31, 2003. In addition, the Company has agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by its officers after exercise of future stock option grants. The Company will also divide evenly with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company and will request that the court issue a bar order providing for the maximum protection to which the Company is entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. Several persons who purportedly acquired the Company’s shares during the class period January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

      There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include failure by the court to finally approve the settlement and suits by persons who have elected to be excluded from the settlement or whose claims against the Company may not be discharged or barred by the settlement.

      In September 2002, Matt L. Brody filed a purported class action complaint (“Brody”) in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. The complaint seeks rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court, Central District of California. In June 2003, plaintiff filed with the United States Court of Appeals for the Ninth Circuit a Petition for Writ of Mandamus, asking the Ninth Circuit to direct the District Court to vacate its order denying plaintiff’s motion to remand the action to state court. On August 15, 2003, the Ninth Circuit issued an order directing the real parties in interest to file a response. Defendants filed their response on August 29, 2003.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 11, 2003, the District Court issued an order dismissing without prejudice plaintiff’s claims against the defendants and striking his class action allegations. Plaintiff filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss on October 29, 2003. The motion was heard by the Court on March 8, 2004. Brody has admitted that his claim will be barred if the Court approves the settlement in the Securities Class Action Lawsuit. His counsel filed a motion to amend the complaint to add Ronald Drucker as a lead plaintiff. Drucker, separately, filed a motion in the Securities Class Action requesting that the class purportedly represented by Brody and Drucker be carved out of the settlement. The Court in the Securities Class Action Lawsuit requested additional briefing (See Note 21). Although the Company believes that existing law should result in denial of Drucker’s “carve out” motion and dismissal of the Brody action, the Company is unable to express an opinion as to the outcome of this case at this time.

      In November 2002, Gregory C. Pyfrom filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. The Complaint has been amended several times. The Company has recently answered the Third Amended Complaint, which seeks an unspecified amount of general, exemplary and punitive damages. Pyfrom is a class member in the Securities Class Action Lawsuit, and the Company believes that, under the law, his claim should be resolved if the settlement of the Securities Class Action receives final judicial approval. Nonetheless, the Company is unable to express an opinion as to the probable outcome of this case at this time.

      In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by the Company of its financial condition prior to its acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with the Company’s acquisition of iPlace in August 2001. The complaint seeks an unspecified amount of damages in excess of $150,000. On March 19, 2003, the court granted the Company’s motion to transfer this case to the United States District Court, Central District of California. In May 2003, the Company answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. The plaintiffs agreed to participate in the Securities Class Action Lawsuit settlement with regard to their securities fraud claims. Plaintiffs filed a motion for partial summary judgment in District Court for breach of two registration rights agreements as a result of the Company’s failure to register certain shares of its stock acquired by the plaintiffs in the iPlace acquisition. The parties have agreed to postpone the hearing on summary judgment to pursue settlement. Trial has tentatively been scheduled for July 6, 2004. Although the Company intends to vigorously defend plaintiffs’ claims, the Company is unable to express an opinion at this time as to the probable outcome of the litigation.

      On September 11, 2003, the Company received correspondence from an attorney representing certain former shareholders of Top Producer Systems, Inc. alleging fraud, breach of fiduciary duty and violations of securities laws by the Company and certain of its officers in connection with the Company’s acquisition of Top Producer in May 2000. On September 29, 2003, the Company was scheduled to pay an installment of approximately $6.8 million in either cash or Homestore common stock, at the Company’s option, in partial consideration for the acquisition (See Note 6). In investigating these allegations the Company discovered facts indicating that the Company might have rights of offset with respect to portions of the September 29, 2003 installment and with respect to non-competition payments due to the former president of Top Producer. Accordingly, the Company elected to postpone making the installment and any further non-competition payments until the Company could more thoroughly investigate these matters. On February 18, 2004, two

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former shareholders of Top Producer filed a Statement of Claim against Top Producer Systems Company, HSTPUS, Inc., and Homestore, Inc., in the Supreme Court of British Columbia, Canada, alleging that the Company breached its contract with the plaintiffs by failing to pay them their portion of the scheduled September 29, 2003 installment, which portion was approximately $5.4 million of the total $6.8 million installment. Also on February 18, 2004, the former president of Top Producer filed a Statement of Claim in the Supreme Court of British Columbia alleging that the Company breached its contract to pay him two installments aggregating approximately $500,000 under a non-competition agreement. Both claims seek damages for breach of contract, interest, costs and such other relief as the court may grant. The Company has previously accrued its obligation to make these payments. The Company has not yet filed its response to these claims, but anticipate that it will assert the right to offset approximately $1.7 million against the remaining amounts owed to Top Producer shareholders with respect to that acquisition. The Company is unable to express an opinion on the ultimate outcome of this case at this time.

      In December 2002, Jeff Paradise and certain other former employee optionholders of iPlace filed a complaint in the United States District Court, Central District of California against the Company, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as common law fraud and negligent misrepresentation in connection with the Company’s acquisition of iPlace in August 2001. In October 2003, the parties reached a settlement and the case was dismissed.

Derivative Litigation

      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The complaint seeks an unspecified amount of damages.

      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The complaint seeks an unspecified amount of damages. On January 28, 2004, the Company entered into a settlement to resolve the California Superior Court and Delaware Chancery Court derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed: to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement (See Note 21); that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. While the United States District Court determined the terms of the settlement to be fair, adequate and reasonable, there is no assurance that the Company will receive court approval of the Securities Class Action Lawsuit settlement and that the California Superior Court will approve this settlement.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Investigation

      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of the Company’s financial statements in March 2002. The SEC requested that the Company provide it with certain documents concerning the restatement. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.

      In September 2002, March 2003, and September 2003, certain of the Company’s former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed the Company that, in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and its cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against the Company. Because the investigation is ongoing and the Company is committed to cooperating with the SEC, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

Insurance Coverage Litigation

      Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”) and TIG Insurance Company of Michigan (“TIG”) sent the Company notices of rescission of the officers and directors liability policies issued to the Company for the period of August 4, 2001 through August 4, 2002. The same carriers filed complaints to judicially confirm the rescissions or for declaratory relief in the United States District Court, Central District of California against the Company and certain of its current and former officers, directors and employees. The complaints allege misrepresentations contained in the original applications for insurance, the renewal applications and warranty letters. The Company had requested that the court stay the Federal and Genesis actions, but those requests were denied in March 2003.

      In October 2002, Lumbermens Mutual Casualty Company rescinded and filed a similar complaint against the Company and certain of its current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles.

      In February 2003, TIG dismissed its federal court rescission action and filed a new rescission action against the Company and certain of the Company’s current and former officers and directors in California State Superior Court.

      The TIG and Lumbermens cases recently were reassigned to a single judge and, as a consequence, the trial previously scheduled in the TIG case for January 2004 has been postponed. TIG and Lumbermens each filed a motion for summary judgment requesting the court to declare its directors and officers liability policy rescinded as to all insureds. On February 27, 2004, the court granted the TIG and Lumbermens motions for summary judgment. The Company intends to appeal the rulings.

      In May 2003, XL Insurance Limited (“Bermuda”) sent the Company a notice of rescission of the officers and directors liability policy issued to the Company for the period August 4, 2001 to August 4, 2002. The Company is in discussions with Bermuda about possibly deferring any arbitration over the insurer’s purported rescission pending the resolution of the underlying liability lawsuits.

      In May 2003, the United States District Court for the Central District of California denied the Company’s request that the hearing on Federal’s motion for summary judgment be continued to allow the Company to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. In July 2003, the same court granted motions for summary judgment declaring that the directors and officers liability policies issued by Genesis, Royal and Clarendon are rescinded as to all insureds. On January 21, 2004, we filed the Company’s appellate briefs from each of the District Court’s judgments to the Ninth Circuit Court of Appeals. A date for oral argument has not been scheduled.

      The Company is unable to express an opinion at this time as to the probable outcome of these lawsuits.

Other Litigation

      In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. The Company is unable to express an opinion at this time as to the probable outcome of this lawsuit.

      In November 2000, Amica Mutual Insurance Co. (“Amica”) filed a demand for arbitration against GETKO Group, Inc., (“GETKO”), one of the Company’s subsidiaries, alleging breach of a Marketing Services Agreement effective January 2000. Amica was seeking compensatory and consequential damages and lost profits due to GETKO’s alleged failure to comply with the Agreement. Arbitration of this matter began in February 2003 and was completed in March 2003. The arbitrator ruled that Amica was entitled to compensatory damages and interest in the amount of $303,000. The Company appealed the arbitrator’s ruling. The appeal was denied on October 10, 2003 and the Company paid the assessed damages without further appeal.

      In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the probable outcome of the litigation. No trial date is currently scheduled.

      In June 2002, Tren Technologies (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On October 22, 2003, new counsel appeared on behalf of Tren and discovery has resumed. The Company believes Tren’s claims are without merit and intend to vigorously defend the case.

      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed, in pro se, a complaint against defendants the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U. S. Patent No. 5,584,025 pursuant to 35 U.S.C. Section 271. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Plaintiff asserts exclusive license of the patent. Plaintiff has not served the complaint upon any of the defendants. On February 2, 2004, the court issued an order providing an additional 90 days to serve the complaint. If Plaintiff serves the complaint on the Defendants, the Company intends to

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

move the court to transfer the case to the Eastern District of Pennsylvania so that it can be consolidated with the action previously commenced by Tren Technologies Holdings LLC. The Company is unable to express an opinion at this time as to the probable outcome of this case.

      On October 29, 2003, Peter Tafeen, a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. Under Section 145 of the Delaware General Corporation Law and the Company’s Bylaws, the complaint asserts a claim for advancement of expenses incurred in the amount of $2.0 million and for future expenses in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. The motions were fully briefed, and the court held oral argument on the motions on February 8, 2004. The court has not ruled on the motions. While the Company intends to vigorously defend the case, the Company is unable to express an opinion as to the outcome of this case at this time.

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

23.     Subsequent Events

Stock Plans

      In January 2004, in accordance with plan provisions, the number of shares reserved for issuance under the SIP and the ESPP were increased by an additional 5,439,240 and 604,360 shares, respectively.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.     Quarterly Financial Data (unaudited)

      Provided below is the selected unaudited quarterly financial data for 2003 and 2002:

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2003(1)	2003(2)	2003	2003	2002(3)	2002	2002	2002

	(In thousands, except per share amounts)
Revenue	$54,857	$53,887	$55,087	$54,879	$74,116	$65,894	$63,779	$60,824
Gross profit	39,533	38,552	39,673	40,691	51,916	44,548	45,956	43,889
Income from continuing operations	86,975	(93,990)	(30,582)	(12,057)	(35,655)	(62,436)	(40,351)	(37,619)
Income from discontinued operations	229	2,301	—	—	846	10,179	582	1,029

Net Income/(loss)	$87,204	$(91,689)	$(30,582)	$(12,057)	$(34,809)	$(52,257)	$(39,769)	$(36,590)

Basic net income (loss) per share:
Continuing operations	$0.74	$(0.80)	$(0.26)	$(.10)	$(0.30)	$(0.53)	$(0.34)	$(0.32)
Discontinued operations	$—	$0.02	$—	$—	$0.01	$0.09	$—	$0.01

Net income (loss)	$0.74	$(0.78)	$(0.26)	$(.10)	$(0.29)	$(0.44)	$(0.34)	$(0.31)

Diluted net income (loss) per share:
Continuing operations	$0.72	$(0.80)	$(0.26)	$(.10)	$(0.30)	$(0.53)	$(0.34)	$(0.32)
Discontinued operations	$—	$0.02	$—	$—	$0.01	$0.09	$—	$0.01

Net income (loss)	$0.72	$(0.78)	$(0.26)	$(.10)	$(0.29)	$(0.44)	$(0.34)	$(0.31)

(1)	Includes a one-time non-cash gain of $104,071 from the settlement of a distribution agreement.

(2)	Includes a litigation settlement charge of $63,600.

(3)	Includes a litigation settlement charge of $23,000.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      As previously reported in our Current Report on Form 8-K filed on October 6, 2003, effective September 29, 2003, our Audit Committee dismissed PricewaterhouseCoopers LLP (“PwC”) as our accountants and engaged Ernst & Young LLP (“E&Y”) to serve as our accountants for the year ending December 31, 2003.

Item 9A.     Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.     Directors and Executive Officers of the Registrant

      We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Business Ethics” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 11.     Executive Compensation

      We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 13.     Certain Relationships and Related Transactions

      We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 14.     Principal Accountant Fees and Services

      We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Principal Accountant Fees and Services,” and possibly elsewhere therein. That information is incorporated in this item by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 67 of this report.

      (2) Financial Statement Schedule, Exhibit Number 99.01.

      (3) Exhibits

Number		Exhibit Title

2.01		Agreement and Plan of Merger dated December 31, 1998 between NetSelect, Inc. and InfoTouch Corporation. (Incorporated by reference to Exhibit 2.01 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.02		Agreement and Plan of Reorganization dated June 20, 1998 among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III. (Incorporated by reference to Exhibit 2.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.03		Exchange Agreement dated March 31, 1998 among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna. (Incorporated by reference to Exhibit 2.03 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.04		Agreement and Plan of Reorganization dated May 19, 1999 between NetSelect, Inc., Avenue Acquisition Corporation and SpringStreet, Inc. (Incorporated by reference to Exhibit 2.04 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
2.05		Stock Purchase Agreement dated October 12, 1999 among Homestore.com, Inc., The Homebuyer’s Fair, Inc., certain shareholders of The Homebuyer’s Fair, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed November 15, 1999.)
2.06		Stock Purchase Agreement dated October 12, 1999 among Homestore.com, Inc., FAS-Hotline, Inc., the shareholders of FAS-Hotline, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed November 15, 1999.)
2.07		Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3	.01.1	Amended and Restated Certificate of Incorporation dated August 10, 1999. (Incorporated by reference to Exhibit 3.01.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 14, 2003.)
3	.01.2	Certificate of Amendment of Certificate of Incorporation dated May 22, 2002. (Incorporated by reference to Exhibit 3.01.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 14, 2003.)
3.02		Bylaws dated August 10, 1999. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

Number		Exhibit Title

3	.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3	.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
3.04		RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01		Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 to our registration statement on Form S-1/ A (File No. 333-79689) filed July 8, 1999.)
4	.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999. (Incorporated by reference to Exhibit 4.02.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
4	.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated April 9, 1999. (Incorporated by reference to Exhibit 4.02.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
10	.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02		Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc. (Incorporated by reference to Exhibit 10.03 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.03		Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04		Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05		Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.06		Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.07		Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.08		Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation. (Incorporated by reference to Exhibit 10.06 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

Number		Exhibit Title

10.09		Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.10		Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)
10	.11.1	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.11.2	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.12		Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.13		NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14		NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.15		Homestore.com, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.16		Homestore.com, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17		Homestore.com, Inc. 2002 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.18		InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.19		Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20		Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21		1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22		Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23		Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.24		Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)(3)
10.25		Form of Indemnity Agreement between Homestore. Inc. and each of its directors and executive officers.(2)(3)

Number	Exhibit Title

10.26	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.27	2003 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.28	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.29	2003 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.30	Employment Agreement dated March 6, 2002 between Homestore.com, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.31	2003 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.32	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.33	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.34	2003 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.35	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com, Inc. and Patrick R. Whelan. (Incorporated by reference to Exhibit 6.10(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	Memorandum dated March 29, 2002 to Patrick R. Whelan. (Incorporated by reference to Exhibit 6.11(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	Separation Agreement dated August 1, 2003 between Homestore, Inc. and Patrick R. Whelan.(2)(3)
10.38	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.39	Offer Letter dated October 7, 2002 between Homestore.com, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.40	Annual Bonus Plan, 2002 of Allan Dalton. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	2003 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.42	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.43	Offer Letter dated September 30, 2002 between Homestore.com, Inc. and Michael R. Douglas. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)

Number	Exhibit Title

10.44	Annual Bonus Plan, 2002 of Michael R. Douglas. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.45	2003 Executive Bonus Plan of Michael R. Douglas. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.46	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.47	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.48	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.51	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
21.01	Subsidiaries of Homestore, Inc.(2)
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.(2)
23.02	Report of PricewaterhouseCoopers LLP on Financial Statement Schedule.(2)
23.03	Consent of Ernst & Young LLP, Independent Auditors.(2)
23.04	Report of Ernst & Young LLP on Financial Statement Schedule.(2)
24.01	Power of Attorney (included on signature pages to this report).(2)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

      (b) Reports on Form 8-K

      During the last quarter of the fiscal year ended December 31, 2003, the registrant filed or furnished the following Current Reports on Form 8-K:

(1) Current Report on Form 8-K (filed pursuant to Item 4 — Changes in Registrant’s Certifying Accountant) filed October 6, 2002 reporting the dismissal, effective September 29, 2003, by our Audit Committee of PwC as our accountants and the engagement of E&Y to serve as our accountants for the year ending December 31, 2003.

(2) Current Report on Form 8-K (furnished pursuant to Item 12 — Results of Operations and Financial Condition) filed on November 13, 2003, reporting the release of our financial results for the third quarter ended September 30, 2003.

      (c) Exhibits

      See Item 15(a)(3) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

______________________________________ W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

______________________________________ Lewis R. Belote, III
Chief Financial Officer

Date: March 15, 2004

POWER OF ATTORNEY

      KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lewis R. Belote, III and Michael R. Douglas, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ W. MICHAEL LONG W. Michael Long	Chief Executive Officer and Director	March 15, 2004
Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III Lewis R. Belote, III	Chief Financial Officer	March 15, 2004
Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 15, 2004
/s/ TERRENCE M. MCDERMOTT Terrence M. McDermott	Director	March 15, 2004

Signature	Title	Date

/s/ L. JOHN DOERR L. John Doerr	Director	March 15, 2004
/s/ WILLIAM E. KELVIE William E. Kelvie	Director	March 15, 2004
/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 15, 2004
/s/ V. PAUL UNRUH V. Paul Unruh	Director	March 15, 2004
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 15, 2004