Form 10-K/A
period 2003-12-31
HOMESTORE INC
filed 2004-04-29
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 000-26659

Homestore, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30700 Russell Ranch Road
Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☑     No ☐

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003*	$135,397,371
Number of shares of common stock outstanding as of April 15, 2004	122,701,648

     Based on the closing price of the common stock of $1.72 per share on that date, as reported on the Nasdaq Stock Market’s SmallCap Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth information regarding our directors and our executive officers.

Name	Age	Position
Joe F. Hanauer(1)(2)	66	Chairman of the Board and Director
L. John Doerr(1)(2)	52	Director
William E. Kelvie(2)	56	Director
Kenneth K. Klein(3)	60	Director
W. Michael Long	51	Chief Executive Officer and Director
Terrence M. McDermott	61	Director
Bruce G. Willison(1)(3)	55	Director
V. Paul Unruh(3)(4)	55	Director
Jack D. Dennison	47	Chief Operating Officer
Lewis R. Belote, III	48	Chief Financial Officer
Allan D. Dalton	55	President, REALTOR.com®
Allan P. Merrill	37	Executive Vice President, Strategy and Corporate Development
Michael R. Douglas	50	Executive Vice President, General Counsel and Secretary

(1)	Member of management development and compensation committee.

(2)	Member of governance and nominating committee.

(3)	Member of audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

(4)	The board of directors has determined that Mr. Unruh meets the requirements of an “audit committee financial expert” as defined in SEC rules and regulations. Mr. Unruh meets the requirements for being “independent” as defined by SEC rules and regulations.

     Our bylaws provide for our board of directors to be divided into three classes as nearly equal in size as possible with staggered three-year terms. The term of office for Class I, Class II and Class III directors will expire at the annual meeting of stockholders to be held in 2006, 2004 and 2005, respectively, or upon a director’s earlier death, resignation or removal.

     By virtue of its ownership of our sole outstanding share of Series A preferred stock, the National Association of REALTORS® has the right to elect one of our directors, and the National Association of REALTORS® has exercised that right to elect Mr. McDermott as a director.

     Joe F. Hanauer has served as one of our directors since November 1996, as vice chairman of the board from November 2001 to January 2002, and chairman of the board since January 2002; he was the National Association of REALTORS® representative on the board through November 2000. Mr. Hanauer is a Class III director. Since 1988, Mr. Hanauer, through Combined Investments, L.P., has directed investments in companies primarily involved in real estate and financial services. Mr. Hanauer is a former chairman and director of Grubb & Ellis Company and a former chairman of Coldwell Banker Residential Group, Inc. Mr. Hanauer is a director of MAF Bancorp, Inc., a trustee of each of Calamos Investment Trust, Calamos Advisors Trust and Calamos Convertible Opportunities and Income Fund, and a member of the National Association of REALTORS®.

     L. John Doerr has served as one of our directors since August 1998. Mr. Doerr is a Class III director. Mr. Doerr has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since 1980. Prior to his tenure at Kleiner Perkins, Mr. Doerr was employed by Intel Corporation for five years. He serves on the board of directors of Amazon.com, Inc., drugstore.com, Inc., Intuit Inc., palmOne, Inc., Segway Corp. and Sun Microsystems, Inc.

     William E. Kelvie has served as one of our directors since August 1998. Mr. Kelvie is a Class II director. He has served as chief executive officer of Overture Corporation, an information technology company, since July 2000. Prior to his tenure at Overture Corporation, Mr. Kelvie was the executive vice president and chief information officer responsible for information technology systems at Fannie Mae, the world’s largest non-bank financial services company, from 1992 to 2000. He then served as special adviser to the chief executive officer of Fannie Mae until January 2003. Mr. Kelvie joined Fannie Mae in 1990 as senior vice president and chief information officer. Prior to his tenure at Fannie Mae, Mr. Kelvie was a partner with Nolan, Norton & Co., a management consulting company specializing in information technology strategies and plans. He also served in various capacities with The Dexter Corporation, a specialized manufacturing company, and The Travelers Insurance Company, an insurance and financial services company.

     Kenneth K. Klein has served as one of our directors since August 1998. Mr. Klein is a Class II director. He is president and chief executive officer of a privately held group of companies involved in diversified residential and light commercial construction and land development, including Kleinco Construction Services, Inc. of which Mr. Klein has served as president and chief executive officer since 1980. Mr. Klein was national vice president of the National Association of Home Builders during the calendar years 1999 and 2000.

     W. Michael Long has served as our chief executive officer and as one of our directors since January 2002. Mr. Long is a Class III director. From November 1999 to April 2001, Mr. Long served as chairman of the board and as a director of WebMD Corporation, a provider of healthcare information services and technology solutions. From 1997 to November 1999, Mr. Long served as chief executive officer of Healtheon Corporation, a predecessor of WebMD. From 1996 to 1997, Mr. Long served as president and chief executive officer of CSC Continuum, Inc., a unit of Computer Sciences Corporation. Prior to its acquisition by CSC, Mr. Long was president and chief executive officer of The Continuum Company, Inc.

     Terrence M. McDermott has served as one of our directors (as the National Association of REALTORS® representative) since December 2000. Mr. McDermott is a Class I director. He has served as executive vice president/chief executive officer of the National Association of REALTORS® since 1997. From 1993 to 1997, Mr. McDermott served as executive vice president and chief executive officer of the American Institute of Architects. Mr. McDermott was president of Cahners Publishing Co. from 1987 to 1993, a firm he joined in 1969.

     Bruce G. Willison has served as one of our directors since December 2002. Mr. Willison is a Class I director. Since 1999, Mr. Willison has served as Dean of The Anderson School of Management at UCLA. This appointment followed a 26-year career in the banking industry, most recently as president and chief operating officer of H.F. Ahmanson & Co., the parent company of Home Savings of America. Prior to that, Mr. Willison held several executive positions at First Interstate Bancorp, including chairman and chief executive officer of First Interstate’s Oregon operation and chairman, president, and chief executive officer of First Interstate Bank of California, as well as vice chairman of the bank’s holding company, First Interstate Bancorp. Mr. Willison began his banking career at Bank of America Corp. in 1973. Mr. Willison is a director of Health Net, Inc., an integrated managed care organization.

     V. Paul Unruh has served as one of our directors since May 2003. Mr. Unruh is a Class I director. For 25 years, Mr. Unruh worked at Bechtel, a privately held global engineering and construction services organization.

Prior to his retirement in 2002, Mr. Unruh served as vice chairman of Bechtel Group, Inc. from January 2001 to December 2002 and president of Bechtel Enterprises, a development and financing subsidiary, from July 1997 to January 2001. His previous responsibilities at Bechtel included both operating and financial positions, including chief financial officer, treasurer and controller. Mr. Unruh is currently a director of VERITAS Software Corporation. Prior to joining Bechtel in 1978, Mr. Unruh practiced as a certified public accountant with what is now PricewaterhouseCoopers LLP for seven years.

     Jack D. Dennison has served as our chief operating officer since January 2002. From July 1998 to January 2001, Mr. Dennison served as executive vice president, general counsel and secretary of WebMD Corporation. From 1996 to July 1998, Mr. Dennison served as vice president and deputy general counsel to Computer Sciences Corporation. Prior to that time, Mr. Dennison was general counsel at The Continuum Company, Inc.

     Lewis R. Belote, III has served as our chief financial officer since January 2002. From May 1998 to April 2001, Mr. Belote served as senior vice president, finance of WebMD Corporation. From June 1996 to May 1998, Mr. Belote served as senior vice president and chief financial officer for ActaMed Corporation. Prior to 1996, Mr. Belote served for twelve years with the accounting firm of Ernst & Young LLP.

     Allan D. Dalton has served as president of REALTOR.com®, one of our consumer websites and the official Internet site of the National Association of REALTORS®, since October 2002. From August 2002 to October 2002, Mr. Dalton served as executive vice president of Coldwell Banker New England Metro, the largest real estate services organization in New England. From January 1998 to August 2002, Mr. Dalton was senior vice president of NRT, a residential real estate brokerage company and a subsidiary of Cendant Corporation, an entity which held approximately 7.7% of our common stock outstanding as of April 15, 2004. Mr. Dalton’s 20-plus year career in the real estate industry includes 12 years as president and co-owner of an independent real estate brokerage with more than 20 offices. He has also served as executive vice president of Coldwell Banker Hunneman.

     Allan P. Merrill has served as executive vice president of strategy and corporate development since October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, one of our consumer websites. Mr. Merrill joined us following a 13-year tenure, from 1987 to March 2000, with the investment banking firm Warburg Dillon Read (now UBS Investment Bank), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Urban Land Institute and the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University.

     Michael R. Douglas has served as our executive vice president, general counsel, and secretary since October 2002. From 1997 to October 2002, Mr. Douglas served as a product liability consultant. From 1987 to 1997, Mr. Douglas was senior vice president, general counsel and secretary at Fibreboard Corporation. Mr. Douglas has also served as director of law of the Asbestos Claims Facility, litigation counsel for Jim Walter Corporation and as an attorney in private practice.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock (the “Reporting Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

     Based solely on our review of the copies of Section 16(a) reports received or written representations from certain Reporting Persons, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2003 were met in a timely manner by the Reporting Persons, except that Mr. Willison filed an amended Form 4 on April 4, 2003 reporting the grant of an additional 25,000 restricted shares of our common stock that were inadvertently omitted from the Form 4 that was previously filed with the SEC on February 27, 2003.

Code of Conduct and Business Ethics

     We have a strong commitment to business ethics and to complying with the laws that govern the conduct of our businesses. We believe that a commitment to honesty and integrity is a valuable asset that builds trust with our customers, suppliers, employees, stockholders and the communities in which we operate. To implement our commitment, we have developed a code of conduct and business ethics. The code applies to all of our employees, directors, officers, agents and consultants. We have also established a compliance program that is intended to ensure that we have in place policies and systems designed to prevent and detect violations of the code or any applicable law, policy or regulation. A copy of the code is available at our website at http://media.corporate-ir.net/media_files/IROL/11/111114/gov/COC8.03.pdf.

     We will post on our website any amendments to, or waivers from, a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation paid during 2003, 2002, and 2001 to all persons who served as our chief executive officer during 2003 and our other five most highly compensated executive officers during 2003. We collectively refer to these persons as the “named executive officers.”

Summary Compensation Table

								Long Term
			Annual Compensation					Compensation
			Bonus ($)					Securities
Name and Principal						Other Annual		Underlying		Restricted	All Other
Position	Year	Salary ($)	Sign-On		Performance	Compensation ($)		Options (#)		Shares ($)	Compensation ($)
W. Michael Long(1)	2003	500,000	—		500,000	—		—		300,000 (2)	—
Chief Executive	2002	480,769	500,000	(3)	500,000	—		5,200,000		—	—
Officer	2001	—	—		—	—		—		—	—
Jack D. Dennison(1)	2003	400,000	—		425,000	—		—		—	6,775	(4)
Chief Operating	2002	384,616	400,000	(3)	400,000	—		2,600,000		—	—
Officer	2001	—	—		—	—		—		—	—
Lewis R. Belote, III(1)	2003	350,000	—		350,000	—		—		—	—
Chief Financial	2002	336,539	350,000	(3)	350,000	—		1,730,000		—	—
Officer	2001	—	—		—	—		—		—	—
Allan D. Dalton (5)	2003	325,000	—		425,000	17,526	(6)	—		—	90,933	(7)
President,	2002	68,750	—		81,250	28,249	(6)	1,200,000		—	53,751	(4)
REALTOR.com®	2001	—	—		—	—		—		—	—
Michael R. Douglas(5)	2003	325,000	—		350,000	78,292	(6)	—		—	156,129	(8)
Executive Vice	2002	68,750	—		81,250	25,227	(6)	1,200,000		—	41,198	(4)
President and	2001	—	—		—	—		—		—	—
General Counsel
Allan P. Merrill	2003	325,000	—		350,000	—		550,001	(9)	—	—
Executive Vice	2002	315,385	—		500,000	—		1,150,000		—	—
President, Strategy	2001	185,693	—		—	454,000	(10)	366,667	(11)	—	—
and Corporate Development

(1)	The executive officer joined us in January 2002.

(2)	Represents 70,922 shares of restricted stock granted to Mr. Long on March 31, 2004 in consideration for his services to us during 2003. These shares will vest in full on March 31, 2007.

(3)	We provided this sign-on bonus to the executive officer as part of his employment agreement in order to attract him to join us.

(4)	Represents relocation expenses paid by us.

(5)	The executive officer joined us in October 2002.

(6)	Represents amounts reimbursed for the payment of taxes and tax gross-up amounts associated with relocation expenses.

(7)	Represents $13,357 of expense paid by us for travel on an airplane indirectly owned by Mr. Long, and $77,576 of relocation expenses paid by us.

(8)	Represents $100,000 payment for the expected loss on the sale of executive officer’s residence in connection with relocation and $56,129 of relocation expenses paid by us.

(9)	50,001 of which were granted in connection with an option exchange offer in which we offered our employees the opportunity to exchange all outstanding options granted to them (or assumed by us) between August 5, 1999 (the date of our initial public offering) and December 31, 2001 for new options (the “Option Exchange Offer”).

(10)	Represents cumulative amounts owed pursuant to a prior employment agreement.

(11)	All of these options were cancelled in August 2002 in connection with our Option Exchange Offer.

Stock Option Grants in 2003

     The following table sets forth grants of stock options to the named executive officers in 2003.

     All options granted to the named executive officers in 2003 are either incentive stock options or nonqualified stock options. The options expire ten years from the date of grant and were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

     Potential realizable values are computed by (a) multiplying the number of shares of common stock subject to a given option by the exercise price per share, (b) assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option, and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of future common stock prices.

	Number of Securities Underlying Options		Percent of Total Options Granted in Employees in	Exercise Price	Expiration	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term Option Term ($)
Name	Granted (#)		2003	($/Sh)	Date	5%	10%
W. Michael Long	—		—	—	—	—	—
Jack D. Dennison	—		—	—	—	—	—
Lewis R. Belote III	—		—	—	—	—	—
Allan D. Dalton	—		—	—	—	—	—
Michael R. Douglas	—		—	—	—	—	—
Allan P. Merrill	50,001	(1)(2)	1.949	0.56	03/31/13	17,609	44,626
	500,000	(3)	19.49	3.24	11/24/13	1,018,809	2,581,863

(1)	Granted in connection with our Option Exchange Offer.

(2)	Options vest ratably on a monthly basis over 36 months beginning on March 31, 2003.

(3)	125,000 options vest on November 24, 2004 and remainder vest ratably on a monthly basis thereafter over 36 months.

     The percentage of total options granted to employees is based on options to purchase a total of 2,564,293 shares of our common stock granted during 2003. If exercised, these options would represent 2.12% of the total number of shares of our common stock outstanding at December 31, 2003.

Aggregated Option Exercises in 2003 and Option Values at December 31, 2003

     The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2003 and the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2003 by the named executive officers. Also reported are values of in-the-money options, which represent the positive spread between the exercise prices of outstanding stock options and the fair market value of $4.73 per share, which was the closing price of our common stock on December 31, 2003.

			Number of
			Securities Underlying		Value of Unexercised
	Number of		Unexercised Options at		In-the-Money Options at
	Shares		12/31/03		12/31/03
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Michael Long	—	—	3,168,750	2,031,250	9,411,188	6,032,813
Jack D. Dennison	—	—	1,584,375	1,015,625	4,705,594	3,016,406
Lewis R. Belote III	—	—	1,054,218	675,782	3,131,028	2,007,073
Allan D. Dalton	—	—	527,082	672,918	2,287,536	2,920,464
Michael R. Douglas	—	—	512,499	687,501	2,224,246	2,983,754
Allan P. Merrill	—	—	563,540	1,136,461	1,583,056	2,565,448

Employment-Related Agreements

     Mr. Long

     We entered into an employment agreement with Mr. Long dated as of March 6, 2002 that provides for his employment as our chief executive officer.

     Mr. Long’s employment agreement provides for annual base compensation of $500,000. We provided Mr. Long a signing bonus of $500,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2003 executive bonus plan, Mr. Long was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $500,000, and 70,922 shares of restricted stock which will vest in full on March 31, 2007.

     We granted Mr. Long a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 1,300,000 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Long a “Principal Option” to purchase 3,900,000 shares of our common stock at an exercise price of $1.76 per share. Mr. Long’s Principal Option vests ratably on a monthly basis over 48 months beginning on February 1, 2002.

     The Sign-On Option and Principal Option may be exercised after a termination of employment (but no later than their expiration date, January 23, 2012) as follows: (i) within 90 days after termination for cause; (ii) within one year after voluntary termination prior to a change in control; or (iii) within three years after termination for any other reason.

     We agreed to provide residential accommodations to Mr. Long for up to two years within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. We will reimburse Mr. Long the actual and reasonable fixed operating costs and the actual and reasonable business related variable operating costs of an airplane indirectly owned by him; Mr. Long was reimbursed approximately $1.3 million for the use of this airplane in 2003. We also will reimburse him for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Long in the same after-tax position as he would have been in had no such taxes been imposed.

     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Long will receive his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months. In the event of termination without cause, constructive termination, death or disability, Mr. Long’s Principal Option will vest and become exercisable.

     In the event that any portion of the amounts payable are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay Mr. Long an amount necessary to place him in the same after-tax position as he would have been in had no such excise tax been imposed.

     Mr. Dennison

     We entered into an employment agreement with Mr. Dennison dated as of March 6, 2002 that provides for his employment as our chief operating officer.

     Mr. Dennison’s employment agreement provides for annual base compensation of $400,000. We provided Mr. Dennison a signing bonus of $400,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2003 executive bonus plan, Mr. Dennison was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $425,000.

     We granted Mr. Dennison a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 650,000 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Dennison a “Principal Option” to purchase 1,950,000 shares of our common stock at an exercise price of $1.76 per share. Mr. Dennison’s Principal Option vests ratably on a monthly basis over 48 months beginning on February 1, 2002.

     The Sign-On Option and Principal Option may be exercised after a termination of employment (but no later than their expiration date, January 23, 2012) as follows: (i) within 90 days after termination for cause; (ii) within one year after voluntary termination prior to a change in control; or (iii) within three years after termination for any other reason.

     We agreed to provide residential accommodations to Mr. Dennison for up to two years within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. Mr. Dennison relocated to our headquarters in 2003 at which time we ceased providing him with residential accommodations. We will reimburse Mr. Dennison for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Dennison in the same after-tax position as he would have been in had no such taxes been imposed.

     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Dennison will receive his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months. In the event of termination without cause, constructive termination, death or disability, Mr. Dennison’s Principal Option will vest and become exercisable.

     In the event that any portion of the amounts payable are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay Mr. Dennison an amount necessary to place him in the same after-tax position as he would have been in had no such excise tax been imposed.

     Mr. Belote

     We entered into an employment agreement with Mr. Belote dated as of March 6, 2002 that provides for his employment as our chief financial officer.

     Mr. Belote’s employment agreement provides for annual base compensation of $350,000. We provided Mr. Belote a signing bonus of $350,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2003 executive bonus plan, Mr. Belote was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $350,000.

     We granted Mr. Belote a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 432,500 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Belote a “Principal Option” to purchase 1,297,500 shares of our common stock at an exercise price of $1.76 per share. Mr. Belote’s Principal Option vests ratably on a monthly basis over 48 months beginning on February 1, 2002.

     The Sign-On Option and Principal Option may be exercised after a termination of employment (but no later than their expiration date, January 23, 2012) as follows: (i) within 90 days after termination for cause; (ii) within one year after voluntary termination prior to a change in control; or (iii) within three years after termination for any other reason.

     We agreed to provide residential accommodations to Mr. Belote for up to two years within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. We will reimburse Mr. Belote for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Belote in the same after-tax position as he would have been in had no such taxes been imposed.

     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Belote will receive his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months. In the event of termination without cause, constructive termination, death or disability, Mr. Belote’s Principal Option will vest and become exercisable.

     In the event that any portion of the amounts payable are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay Mr. Belote an amount necessary to place him in the same after-tax position as he would have been in had no such excise tax been imposed.

     Mr. Dalton

     On September 30, 2002, we entered into an executive retention and severance agreement with Mr. Dalton pursuant to which he agreed to serve as President, REALTOR.com®. Additionally, we entered into a compensation arrangement with Mr. Dalton that provides for annual base compensation of $325,000. Under his 2003 executive bonus plan, Mr. Dalton was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $425,000.

     We will reimburse Mr. Dalton for actual and reasonable business expenses. In addition, as described above under “Summary Compensation Table,” Mr. Dalton was reimbursed for reasonable expenses associated with his relocation to our headquarters. This included taxes and tax gross-up amounts associated with payments made to relocate Mr. Dalton to our headquarters. We purchased a residence in the fourth quarter of 2002 from Mr. Dalton for $1.95 million to facilitate his move to our headquarters. We are actively attempting to sell such house.

     Effective October 8, 2002, we granted Mr. Dalton an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.39 per share. This option vested as to 250,000 shares on the date of grant and the remainder vests ratably on a monthly basis over 48 months beginning on November 1, 2002.

     In the event of a termination without cause, subject to his provision of transition services if requested and his execution of a release of claims, Mr. Dalton will receive a lump sum payment in an amount equal to his annual base salary, payment of his continued medical coverage premiums for up to 12 months, and a payment in an amount equal to 50% of his target bonus for the year in which his termination occurs (the “Minimum Bonus Payment”). In addition, if the termination occurs after June 30 of any year, and before January 1 of the next year, and our financial performance goals for the year have been achieved, we will pay Mr. Dalton a prorated portion of his target bonus less his Minimum Bonus Payment. All equity awards Mr. Dalton was granted by us prior to September 30, 2002 will vest and any such options will remain exercisable for a period of 12 months following the later of his termination date or the end of any transition services period.

     Mr. Douglas

     On September 30, 2002, we entered into an executive retention and severance agreement with Mr. Douglas pursuant to which he agreed to serve as Executive Vice President, General Counsel and Secretary. Additionally, we entered into a compensation arrangement with Mr. Douglas that provides for annual base compensation of $325,000. Under his 2003 executive bonus plan, Mr. Douglas was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $350,000.

     We will reimburse Mr. Douglas for actual and reasonable business expenses. In addition, Mr. Douglas was reimbursed for reasonable expenses associated with his relocation to our headquarters as described above under “Summary Compensation Table.” In connection with the expected loss on the sale of his residence, we paid $100,000 to Mr. Douglas in the first quarter of 2003 to facilitate his move to our headquarters.

     Effective October 8, 2002, we granted Mr. Douglas an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.39 per share. This option vested as to 200,000 shares on the date of grant and the remaining 1,000,000 options vests ratably on a monthly basis over 48 months beginning on November 1, 2002.

     In the event of a termination without cause, subject to his provision of transition services if requested and his execution of a release of claims, Mr. Douglas will receive a lump sum payment in an amount equal to his annual base salary, payment of his continued medical coverage premiums for up to 12 months, and a payment in an amount equal to 50% of his target bonus for the year in which his termination occurs (the “Minimum Bonus Payment”). In addition, if the termination occurs after June 30 of any year, and before January 1 of the next year, and our financial performance goals for the year have been achieved, we will pay Mr. Douglas a prorated portion of his target bonus less his Minimum Bonus Payment. All equity awards Mr. Douglas was granted by us prior to September 30, 2002 will vest and any such options will remain exercisable for a period of 12 months following the later of his termination date or the end of any transition services period.

     Mr. Merrill

     On April 24, 2002, we entered into an executive retention and severance agreement with Mr. Merrill pursuant to which he agreed to continue to serve as executive vice president of strategy and corporate development. Additionally, we entered into a new compensation arrangement with Mr. Merrill that provides for annual base compensation of $325,000, effective January 21, 2002. Under his 2003 executive bonus plan, Mr. Merrill was also eligible to receive a performance bonus of up to twice his annual base compensation for 2003; he received $350,000.

     Effective January 17, 2002, we granted Mr. Merrill an option to purchase 450,000 shares of our common stock at an exercise price of $2.25 per share. This option vests ratably on a monthly basis over 48 months beginning on February 1, 2002. Additionally, effective January 24, 2002, we granted Mr. Merrill an option to purchase 700,000 shares of our common stock at an exercise price of $1.76 per share. This option vested as to 87,500 shares on July 24, 2002 and the remainder vests ratably on a monthly basis over 42 months beginning on August 1, 2002.

     In the event of a termination without cause, subject to his provision of transition services if requested and his execution of a release of claims, Mr. Merrill will receive a lump sum payment in an amount equal to his annual base salary, payment of his continued medical coverage premiums for up to 12 months, and a payment in an amount equal to 50% of his target bonus for the year in which his termination occurs (the “Minimum Bonus Payment”). In addition, if the termination occurs after June 30 of any year, and before January 1 of the next year, and our financial performance goals for the year have been achieved, we will pay Mr. Merrill a prorated portion of his target bonus less his Minimum Bonus Payment. All equity awards Mr. Merrill was granted by us prior to April 24, 2002 will vest and any such options will remain exercisable for a period of 12 months following the later of his termination date or the end of any transition services period.

Director Compensation

     Prior to 2002, directors did not generally receive cash compensation for their services as directors, but were reimbursed for their reasonable and necessary expenses in attending meetings of board of directors and committees of the board. Compensation for services was provided solely in the form of stock options. However, in connection with the board’s investigation of previously announced accounting matters, we began to pay cash compensation in addition to stock options and the reimbursement of these expenses because these activities involved significant additional efforts and time commitments. We intend to continue to pay cash compensation in addition to equity compensation and expense reimbursements to directors due to the directors’ increased time commitments as well as increased corporate governance responsibilities.

     Non-employee directors receive an annual retainer of $25,000 in cash, which is paid in quarterly installments. Each committee chair receives an additional annual retainer of $5,000 in cash, except the chairman of the audit committee receives $10,000 in cash. Each of these directors also receives $1,500 in cash per meeting for each board and committee meeting attended that requires a significant commitment of time, except that members of the audit committee receive $2,000 for each audit committee meeting attended that requires a significant commitment of time. In 2003, Mr. Hanauer, in his capacity as chairman of the board, received an additional annual retainer of $70,000 in cash, which was paid in quarterly installments.

     In 2003, each non-employee director (other than any director who is entitled to a seat on our board of directors on a contractual basis) was granted 35,000 restricted shares of our common stock and an option to purchase 15,000 shares under our 1999 Stock Incentive Plan. As new members of the board, each of Messrs. Willison and Unruh was granted an additional 25,000 restricted shares of our common stock and an option to purchase an additional 25,000 shares under that plan. Mr. Hanauer, in his capacity as chairman of the board, was granted an additional 52,500 restricted shares and an option to purchase an additional 22,500 shares under that plan. With respect to 2004, each non-employee director (other than any director who is entitled to a seat on our board of directors on a contractual basis) was granted 10,300 restricted shares of our common stock under our 1999 Stock Incentive Plan. Mr. Hanauer, in his capacity as chairman of the board, was granted an additional 15,450 restricted shares. Each restricted share will vest three years after the grant date. One fourth of the options granted to each of these directors will vest upon the first anniversary of the date on which such options were granted, with the remainder vesting ratably on a monthly basis over 36 months. Each option has an exercise price equal to the fair market value of our common stock on the date of grant and a ten-year term, but will terminate within a specified time, in accordance with the terms of the 1999 Stock Incentive Plan, following the date the option holder ceases to be a director or employee of, or consultant to, us. All options and restricted stock will immediately vest if the director is not nominated for re-election, is nominated for re-election and is not elected or must resign due to health reasons, or upon such director’s death. Upon a director’s resignation or termination for other reasons, including but not limited to business conflicts with us, all of the director’s unvested options and restricted stock will be terminated immediately.

Compensation Committee Interlocks and Insider Participation

     The management development and compensation committee is composed of three non-employee directors, Messrs. Hanauer, Doerr and Willison, none of whom have any interlocking relationships as defined by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to beneficial ownership of our common stock as of April 15, 2004, by

•	each stockholder known by us to be the beneficial owner of 5% or more of our common stock,

•	each of our directors,

•	each of the executive officers listed in the summary compensation table, and

•	all of our directors and executive officers as a group.

     Unless otherwise noted, the address for each stockholder listed is c/o Homestore, Inc., 30700 Russell Ranch Road, Westlake Village, California 91362.

			Shares of Series A
	Shares of Common Stock		Preferred Stock
	Beneficially Owned		Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent
Capital Research and Management Company (1)	13,600,000	11.1%	—	—
FMR Corp. (2)	13,464,869	11.0%	—	—
Cendant Corporation (3)	9,431,503	7.7%	—	—
National Association of REALTORS® (4)	4,025,640	3.3%	1	100%
L. John Doerr (5)	4,341,047	3.5%	—	—
Terrence M. McDermott (6)	4,025,640	3.3%	1	100%
W. Michael Long (7)	3,731,318	3.0%	—	—
Jack D. Dennison (8)	1,852,295	1.5%	—	—
Lewis R. Belote, III (9)	1,240,748	1.0%	—	—
Allan P. Merrill (10)	737,689	*	—	—
Allan D. Dalton (11)	650,664	*	—	—
Michael R. Douglas (12)	639,296	*	—	—
Joe F. Hanauer (13)	798,841	*	—	—
Kenneth K. Klein (14)	127,662	*	—	—
William E. Kelvie (15)	78,862	*	—	—
Bruce G. Willison (16)	83,841	*	—	—
V. Paul Unruh (17)	80,300	*	—	—
All 13 directors and executive officers as a group	18,388,203	15%	1	100%

*	Represents beneficial ownership of less than 1%.

(1)	The information shown is as of December 31, 2003 and is based upon information disclosed by Capital Research and Management Company in an amendment to a Schedule 13G filed with the SEC. Capital Research and Management Company reported that it has sole power to dispose or to direct the disposition of 13,600,000 shares of our common stock. The address of CRMC is 333 South Hope Street, Los Angeles, California 90071.

(2)	The information shown is as of March 31, 2004 and is based upon information disclosed by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity OTC Portfolio in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group have sole power to dispose or to direct the disposition of 12,039,619 shares of our common stock. Sole power to vote the other shares beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. Such persons also reported that Fidelity Management Trust Company and the other members of the filing group have sole power to dispose or to direct the disposition of and sole power to vote or direct the voting of 1,426,290 shares of our common stock. The address of the above persons is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	The information shown is as of February 24, 2004 and is based upon information disclosed by Cendant Corporation in an amendment to a Schedule 13D filed with the SEC. The shares beneficially owned by Cendant Corporation are held of record by Cendant Membership Services Holdings, Inc., a wholly-owned subsidiary of Cendant Corporation. The address of Cendant Membership Services is 9 West 57th Street, 7th Floor, New York, New York 10019.

(4)	We have authorized the issuance of one share of Series A preferred stock, which is held by National Association of REALTORS®. Although the Series A preferred stockholder is generally not entitled to notice of any stockholders’ meetings or to vote on any matters with respect to any question upon which holders of our common stock or preferred stock have the right to vote, except as may be required by law (in which case, the Series A preferred would have one vote per share and would vote together with the common stock as a single class), the holder of Series A preferred is entitled to elect one member of our board of directors. The address of National Association of REALTORS® is 430 North Michigan Avenue, Chicago, Illinois 60611.

(5)	Includes 355,150 shares of restricted stock, of which 45,300 shares will not be vested or transferable as of June 14, 2004. Also includes 44,062 shares issuable upon the exercise of options that are held by Mr. Doerr, which are vested and exercisable as of June 14, 2004. Also includes 3,657,895 shares held by Kleiner Perkins Caufield & Byers VIII, 210,967 shares held by KPCB VIII Founders Fund, and 1,615 shares held by KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr is a general partner of KPCB Associates VIII, which is the general partner of each of Kleiner Perkins Caufield & Byers VIII and KPCB VIII Founders Fund, and a general partner of KPCB Associates VII, which is the general partner of KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. Also includes 68,756 shares held in the John and Ann Doerr Children’s Trust dated 5/26/94, of which Mr. Doerr disclaims beneficial ownership. Also includes 2,602 shares in the Brook H. Byers Trust dated 1986 of which Mr. Doerr is trustee, with respect to which Mr. Doerr disclaims beneficial ownership. The address of the Kleiner Perkins Caufield & Byers entities is 2750 Sand Hill Road, Menlo Park, California 94025.

(6)	Includes 4,025,640 shares of common stock and one share of Series A Preferred Stock held by National Association of REALTORS®, of which Mr. McDermott is the executive vice president/chief executive officer. Mr. McDermott disclaims beneficial ownership of all of these shares.

(7)	Includes 70,922 shares of restricted stock, none of which will be vested or transferable as of June 14, 2004. Also includes 3,656,250 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(8)	Includes 1,828,125 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(9)	Includes 1,216,406 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(10)	Includes 714,235 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(11)	Includes 645,832 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(12)	Includes 637,499 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(13)	Includes 237,338 shares of restricted stock, none of which shares will be vested or transferable as of June 14, 2004. Also includes 155,155 shares issuable upon the exercise of options that are held by Mr. Hanauer that are vested and exercisable as of June 14, 2004. Also includes 406,348 shares held by Ingleside Interests, L.P. Mr. Hanauer is a general partner of this entity. Mr. Hanauer disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.

(14)	Includes 75,100 shares of restricted stock, of which 45,300 shares will not be vested or transferable as of June 14, 2004. Also includes 52,562 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(15)	Includes 57,300 shares of restricted stock, of which 45,300 shares will not be vested or transferable as of June 14, 2004. Also includes 21,562 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(16)	Includes 70,300 shares of restricted stock, none of which will be vested or transferable as of June 14, 2004. Also includes 13,541 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

(17)	Includes 70,300 shares of restricted stock, none of which will be vested or transferable as of June 14, 2004. Also includes 10,000 shares issuable upon the exercise of options that are vested and exercisable as of June 14, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	10,641	$3.63	8,817 (1)
Equity compensation plans not approved by security holders	11,908	$2.19	8,357

Total	22,549	$2.87	17,174 (1)

(1)	Includes 801,007 shares of common stock reserved for issuance under our 1999 Employee Stock Purchase Plan. For additional information regarding the Employee Stock Purchase Plan, see Note 14 “Stock Plans” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions

Operating Agreement with the National Association of REALTORS®

     In November 1996, we entered into an operating agreement with the National Association of REALTORS® (the “NAR”), which governs how our subsidiary, RealSelect, Inc., operates the REALTOR.com® web site on behalf of the NAR. For a description of the operating agreement, please see Item 1 of this Form 10-K.

     Under our operating agreement as originally entered into with the NAR, we were required to make quarterly royalty payments of up to 15% of RealSelect’s operating revenue in the aggregate to the NAR and the entities that provide us the information for the our real property listings (“data content providers”).

     In 2002, we and the NAR amended the NAR operating agreement. In accordance with the operating agreement, as amended, we paid $1,300,000 to the NAR in 2003 and will make the following fixed payments to the NAR:

•	For 2003, we must pay $1,300,000 in four installments of $325,000 due on the last day of each calendar quarter of 2003.

•	For 2004, we must pay $1,400,000 in four installments of $350,000 due on the last day of each calendar quarter of 2004.

•	For 2005, we must pay $1,500,000 in four installments of $375,000 due on the last day of each calendar quarter of 2005.

•	For 2006, we must pay $1,500,000 plus or minus, as the case may be, the percentage change in the Consumer Price Index for 2005, in four equal installments due on the last day of each calendar quarter of 2006.

•	For 2007 and beyond, we must pay the amount due during the prior calendar year plus or minus, as the case may be, the percentage change in the Consumer Price Index for the prior calendar year, in four equal installments due on the last day of each calendar quarter for that calendar year.

     In January 2004, we and the NAR entered into a letter agreement regarding the availability of REALTOR.com® property listing data through the MSN network of websites. The NAR agreed to reimburse us for slotting fees that we may be required to pay to Microsoft Online, LP (“Microsoft”), such reimbursement not to exceed $250,000 per quarter for the first two years of our agreement with Microsoft (up to a maximum total reimbursement of $2 million). The NAR may recoup from us any amounts paid to us under this letter agreement to the extent of our portion of any advertising revenue generated as a result of our agreement with Microsoft which are earned by us during the first two years of that agreement.

Cendant Corporation

     In connection with our acquisition of Move.com, Inc. and Welcome Wagon International, Inc. (the “Move.com Group”) from Cendant Corporation in 2001, we entered into a series of agreements with Cendant that, among other things, provided us with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of our shares. Revenue of $7.7 million related to these transactions was recognized in 2003. During 2003, we received approximately $1.2 million of cash and recorded at December 31, 2003 deferred revenue of approximately $6.9 million related to these agreements. This deferred revenue will be recognized over the next five years.

     In connection with our acquisition of the Move.com Group, Cendant previously alleged that we breached certain representations and warranties made in the acquisition agreement as a result of the restatement of our consolidated financial statements for the year ended December 31, 2000 and the first three quarters of 2001. On August 5, 2003, we and Cendant settled potential claims relating to our acquisition of the Move.com Group and we entered into certain new agreements with Cendant. The settlement terminated certain existing arrangements between us and Cendant and resulted in several new arrangements between the parties. The following summarizes the material terms of the settlement.

     Settlement Agreement. Under the terms of the Settlement Agreement, Cendant agreed not to sue us or our officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of our consolidated financial statements. However, in the circumstances described below, Cendant retains the right to sue us for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the consolidated securities class action lawsuit brought against us (the “Securities Class Action Lawsuit”) up to the amount for which it is held liable or for which it settles.

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

     For our part, we released all claims against Cendant (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group (other than with respect to the existing Falcon license agreement described below) and our prior restatement of our consolidated financial statements.

     The Settlement Agreement also provides for the termination of a stockholders agreement that contained a standstill provision under which Cendant had agreed not to acquire additional Homestore stock, a requirement that Cendant vote its Homestore stock in proportion to the vote of all other stockholders and restrictions on Cendant’s ability to sell its Homestore stock.

     The Settlement Agreement contains other provisions, including the requirement that we prepay approximately $1.5 million under an existing insurance contract that would otherwise be payable over three years.

     In addition to the Settlement Agreement, we and Cendant executed a new Registration Rights Agreement, an Option Agreement, a new Listings License Agreement and a Source Code License and Maintenance Services Agreement, each of which is described below.

     New Registration Rights Agreement. The new Registration Rights Agreement required us to file a shelf registration statement relating to the approximately 18.3 million shares held by Cendant as a result of the acquisition of the Move.com Group, with expenses to be paid by us. The registration statement was declared effective on September 5, 2003. Cendant may request an underwritten offering pursuant to the new

Registration Rights Agreement, with underwriters to be chosen by Cendant.

     Option Agreement. The Option Agreement granted to us an option to purchase 7,264,812 shares of our common stock held by Cendant. The option became exercisable on August 15, 2003 and expired on October 4, 2003 without being exercised.

     New Listings License Agreement. Under the new Listings License Agreement, Cendant granted to us a non-exclusive license to use Listing Data (generally defined as data and information related to the sale, purchase, lease, or rental of residential property) and Broker Agent Data (generally defined as data and information related to residential real property brokers or sales agents) on any of our websites where REALTOR.com® listings are displayed. Cendant is not obligated to provide any data to the extent that we can obtain the same data under one of our multiple listing services, or MLS, agreements. Cendant can terminate the license for any reason upon 90 days written notice. The new Listings License Agreement also prohibits us from charging referral fees during the term of the agreement and for a period of three years following termination. Also for a period of three years following a termination of the new Listings License Agreement, Cendant cannot directly or indirectly take action to reduce the quality, quantity, substance, accuracy or timeliness of listings available to us from any MLS, or from Cendant or its affiliates or franchisees.

     The new Listings License Agreement replaces the prior Master Operating Agreement under which Cendant granted to us an exclusive license to use the Listing Data and a non-exclusive license to use the Broker Agent Data. The prior Master Operating Agreement had an initial term of 40 years, contained specific termination rights, provided us with additional non-exclusive licenses to New Resident Data (generally defined as data and information regarding the purchasers, renters, or lessors of residential real property) and other data related to residential property, granted us wider usage rights with regard to the licensed data, and provided for marketing and promotional efforts between the parties.

     Prior to the settlement, we were not receiving any Listings Data or Broker Agent Data from Cendant under the Master Operating Agreement because we receive such data from our arrangements with approximately 900 MLSs across the United States. The new Listings License Agreement does not affect our arrangements with these MLSs. Thus, the new Listings License Agreement, like the now terminated Master Operating Agreement, serves as a backup source for such data.

     In conjunction with the termination of the exclusive license under the Master Operating Agreement, we relinquished certain exclusive data rights and rights under other agreements. As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to us, and, accordingly, we have recorded an impairment charge of $12.2 million for the year ended December 31, 2003.

     Source Code License and Maintenance Services Agreement. Pursuant to an agreement dated October 26, 2000 (the “First Falcon Agreement”), we agreed to provide Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees, a modified version of our Top Producer Online contact management software for real estate agents known as “Falcon.” The First Falcon Agreement contemplated that the parties would enter into a maintenance services agreement with respect to Falcon. In connection with the settlement, a Source Code License and Maintenance Services Agreement (the “Second Falcon Agreement”) was executed with Cendant under which we agreed to provide Cendant with the source code for the Falcon software and for certain other Top Producer Online software. Cendant may use this source code to maintain, modify, and upgrade the Falcon software. We also agreed to provide Cendant with a dedicated support staff who will use commercially reasonable efforts to maintain, modify, and upgrade Falcon as instructed by Cendant. The initial term for such support is three years, and Cendant will have the option to renew for one additional year. We are entitled to receive approximately $2.3 million in maintenance fees which will be recognized on a straight-line basis over the three-year term of the maintenance agreement. Cendant agreed not to develop or promote a competitive online real estate customer relationship management system for two years.

     Following the settlement, we and RETT also entered into an Amendment to Software License Agreement (the “Amendment”), thereby amending the First Falcon Agreement. The Amendment modifies certain of the Falcon software functionality that we must deliver to RETT and establishes deadlines by which the various Falcon software components must be delivered. The Amendment also requires us to develop new features and functionality for certain other Top Producer Online software. Further, the Amendment grants to RETT, Cendant, and certain of Cendant’s affiliates (including affiliates outside of the real estate industry) a license to use the Falcon software as newly described in the Amendment, and a license to use certain other Top Producer Online software.

Loans to and Transactions with Executive Officers

     As part of an employment agreement entered into in 2002, we reimburse Mr. Long for the business use of an airplane that is owned indirectly by him. Total reimbursement for usage in 2003 was approximately $1.3 million.

Item 14. Principal Accountant Fees and Services

     PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) served as the Company’s principal independent accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2002. As previously disclosed, on September 29, 2003 our audit committee notified PricewaterhouseCoopers that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending December 31, 2003 and determined to engage Ernst & Young LLP (“Ernst & Young”) as independent accountants to audit the Company’s financial statements for the fiscal period ended December 31, 2003. The fees billed in the fiscal years ended December 31, 2002 and December 31, 2003 for PricewaterhouseCoopers’s services to us and the fees billed in the fiscal period ended December 31, 2003 for Ernst & Young’s services to us were:

	PricewaterhouseCoopers		Ernst & Young
	Year ended	Year ended	Year ended
	December 31, 2002	December 31, 2003	December 31, 2003
Audit Fees (1)	1,289,000	365,000	1,090,000
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	312,000	88,000	8,000
All Other Fees (4)	162,000	—	—
Total Fees	1,763,000 (5)	453,000	1,098,000

(1)	“Audit fees” are fees billed by the independent auditors for professional services for the audit of the consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” are fees billed by the independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and are not reported under audit fees. Fees associated with registration statements that were previously included in audit-related fees in the proxy statement for our 2003 annual meeting of stockholders have been reclassified under audit fees above.

(3)	“Tax fees” are fees billed by the independent auditors for professional services for tax compliance, tax advice, and tax planning.

(4)	“All other fees” are fees billed by the independent auditors to the Company for any services not included in the first three, and include fees for accounting services provided to us and in connection with our response to inquires from the SEC.

(5)	Reflects an increase of $256,000 from the amount disclosed in the proxy statement for our 2003 annual meeting of stockholders.

     The audit committee’s policy is to approve in advance all audit and permitted non-audit services provided by the independent accountant. In addition, in December 2003, the audit committee authorized the committee’s audit committee financial expert to pre-approve on behalf of the audit committee permitted auditing and non-auditing services of $50,000 or less to be provided by Ernst & Young, Grant Thornton LLP and any other accounting services firms, with the audit committee financial expert to report each pre-approval of services to the full committee at its next scheduled meeting after such pre-approval.

     None of the audit and non-audit services described above were approved by the audit committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(3) Exhibits

          See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2004.

HOMESTORE, INC.

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III Chief Financial Officer

INDEX

Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.