Form 10-Q
period 2004-03-31
HOMESTORE INC
filed 2004-05-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26659

Homestore, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30700 Russell Ranch Road	91362
Westlake Village, California	(Zip Code)
(Address of Principal Executive Offices)

(805) 557-2300

Registrant’s Telephone Number, including Area Code:

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At April 30, 2004, the registrant had 123,510,703 shares of its common stock outstanding.

     Homestore.com®, REALTOR.com®, HomeBuilder.com™ and RENTNET.com® are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,489	$13,942
Short-term investments	20,575	21,575
Accounts receivable, net	14,205	14,576
Current portion of prepaid distribution expense	5,098	10,509
Other current assets	11,809	10,585

Total current assets	72,176	71,187
Property and equipment, net	20,849	21,454
Goodwill, net	20,477	20,477
Intangible assets, net	23,430	25,758
Other assets	14,391	14,672

Total assets	$151,323	$153,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,456	$1,409
Accrued expenses	39,642	42,576
Accrued litigation settlement (see note 12)	53,600	53,600
Accrued distribution obligation	3,751	7,406
Obligation under capital leases	1,486	1,535
Deferred revenue	41,139	31,348
Deferred revenue from related parties	—	4,042

Total current liabilities	141,074	141,916
Obligation under capital leases	315	369
Deferred revenue	4,996	—
Deferred revenue from related parties	—	2,869
Other non-current liabilities	7,393	8,066

Total liabilities	153,778	153,220

Commitments and contingencies (see note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	123	122
Additional paid-in capital	1,995,219	1,992,591
Treasury stock, at cost	(14,470)	(14,470)
Deferred stock-based charges	(584)	(258)
Accumulated other comprehensive income	264	267
Accumulated deficit	(1,983,007)	(1,977,924)

Total stockholders’ equity	(2,455)	328

Total liabilities and stockholders’ equity	$151,323	$153,548

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share amounts)
Revenue	$56,096	$51,915
Related party revenue	—	2,942

Total revenue	56,096	54,857
Cost of revenue	14,098	15,324

Gross profit	41,998	39,533

Operating expenses:
Sales and marketing	24,844	26,924
Product and website development	4,992	5,441
General and administrative	14,478	17,397
Amortization of intangible assets	2,328	7,590
Restructuring charges	345	—

Total operating expenses	46,987	57,352

Loss from operations	(4,989)	(17,819)
Interest expense, net	(85)	(38)
Gain on settlement of distribution agreement (see note 12)	—	104,071
Other income (expense), net	(9)	761

Income (loss) from continuing operations	(5,083)	86,975
Gain on disposition of discontinued operations (see note 5)	—	229

Net income (loss)	$(5,083)	$87,204

Unrealized gain (loss) on marketable securities	(4)	7
Foreign currency translation	1	210

Comprehensive income (loss)	$(5,086)	$87,421

Basic earnings (loss) per share applicable to common stockholders (see note 10):
Continuing operations	$(0.04)	$0.74
Discontinued operations	—	—

Net income (loss)	$(0.04)	$0.74

Diluted earnings (loss) per share (see note 10):
Continuing operations	$(0.04)	$0.72
Discontinued operations	—	—

Net income (loss)	$(0.04)	$0.72

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic	121,138	118,151

Diluted	121,138	120,414

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(5,083)	$86,975
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation	2,501	3,248
Amortization of intangible assets	2,328	7,590
Provision for doubtful accounts	192	340
Stock-based charges	417	2,844
Gain on settlement of distribution agreement	—	(104,071)
Other non-cash items	37	(75)
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	179	4,118
Prepaid distribution expense	5,411	5,324
Restricted cash	—	90,000
Other assets	(1,024)	(1,165)
Accounts payable and accrued expenses	(3,664)	(7,395)
Accrued distribution agreement	(3,655)	(101,170)
Deferred revenue	7,876	6,738
Deferred revenue from related parties	—	(2,942)

Net cash provided by (used in) continuing operating activities	5,515	(9,641)

Cash flows from investing activities:
Purchases of property and equipment	(1,931)	(2,490)
Maturities of short-term investments	1,000	—
Proceeds from sale of assets	—	1,320

Net cash used in investing activities	(931)	(1,170)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	1,963	232

Net cash provided by financing activities	1,963	232

Net cash provided by (used in) continuing activities	6,547	(10,579)
Net cash provided by discontinued operations	—	150

Change in cash and cash equivalents	6,547	(10,429)
Cash and cash equivalents, beginning of period	13,942	80,463

Cash and cash equivalents, end of period	$20,489	$70,034

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Homestore, Inc. (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, products and media services, based on the number of visitors, time spent on the websites and number of property listings. The Company provides a wide variety of information and tools for consumers and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives all of its revenue from its North American operations.

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

     Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of March 31, 2004, the Company had an accumulated deficit of $2.0 billion and cash and short-term investments of $41.1 million. The Company has no material financial commitments other than those under capital and operating lease agreements, distribution and marketing agreements, and consulting arrangements with service providers in connection with the first phase of implementation of the Company’s new enterprise resource planning system. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s recently announced settlement of the Securities Class Action Lawsuit (see Note 12) has reduced its cash balance by $10.0 million during 2003 and will further deplete its cash balance by $3.0 million in the second quarter of 2004 and increase the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 13).

2. Basis of Presentation

     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the SEC on March 15, 2004. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3. Significant Accounting Policy

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three months ended March 31, 2004 and 2003, the pro forma amounts of the Company’s net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net profit (loss) applicable to common stockholders:
As reported	$(5,083)	$87,204
Add: Stock-based employee compensation charges included in reported net profit (loss)	300	445
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(3,735)	(3,016)

Pro forma net income (loss)	$(8,518)	$84,633

Net income (loss) per share:
Basic as reported	$(0.04)	$0.74

Basic — pro forma	$(0.07)	$0.72

Diluted as reported	$(0.04)	$0.72

Diluted — pro forma	$(0.07)	$0.70

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Risk-free interest rates	3%	4%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	139%	145%

4. Recent Accounting Developments

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. The adoption of FIN 46 in the first quarter of 2004 did not have a material impact on the Company’s financial position, results of operations, or financial statement disclosures.

5. Discontinued Operations

     On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division, which the Company purchased as part of the acquisition of iPlace, Inc. (“iPlace”), for $130.0 million in cash to Experian Holdings, Inc. (“Experian”). The transaction closed on April 2, 2002, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $94.1 million after transaction fees and monies paid in settlement of litigation. Pursuant to Statement of Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the unaudited Condensed Consolidated Financial Statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. To date, $14.3 million has been recorded as “Gain on disposition of discontinued operations.”

     As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. As a result of the Company’s initial purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $229,000 for the three months ended March 31, 2003 and recorded a gain on disposition of discontinued operations during that same period. In April 2003, $2.3 million of escrow proceeds were released to the Company in accordance with the agreement and was recognized as additional “Gain on disposition of discontinued operations” in the unaudited Consolidated Statement of Operations for the three months ended June 30, 2003. The escrow was scheduled to terminate in the fourth quarter of 2003, but in the third quarter of 2003, Experian demanded indemnification from the Company for several claims made against Experian or its subsidiaries. The Company is evaluating these indemnity claims and is unable to express an opinion at this time as to their merits, however these potential claims against the escrow could reduce or delay the release.

     As of March 31, 2004, cash subject to the escrow was $7.2 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations.

6. Restructuring Charges

     The Company has taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by the Company’s Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below.

     In the fourth quarter of 2001, the Company recorded a charge of $35.8 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with the Company were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company.

     In the first quarter of 2002, the Company revised its estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, the Company revised its estimates related to its contractual obligations and reduced the charge by $459,000. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led the Company to revise those estimates. Because the Company believed in 2002 it would take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the third quarter of 2002. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $339,000. In the fourth quarter of 2003, the Company took an additional charge of $1.3 million because the Company believed it would take at least one year longer than it originally estimated to sublease the last one third of the San Francisco property. In the first quarter of 2004, the Company increased its estimate for related charges for its San Francisco property by $139,000. As of March 31, 2004, one of the planned 700 employees previously notified of termination have not yet been paid severance.

     In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of March 31, 2004, all of the planned 270 employees have been terminated and paid severance. This charge consists of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations.

     In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of March 31, 2004, all of the planned 190 employees have been terminated and paid severance. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits and lease obligations and related charges which resulted in a credit of $549,000.

     In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. As of March 31, 2004 one of the planned 95 employees previously notified of termination has not yet been paid severance. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000.

     A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898
Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859
Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269
Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202
Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(512)	—	(1,497)	—	10	(1,999)
Change in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,609	—	384	12,894
Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	$93	$—	$10,600	$—	$380	$11,073

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

7. Goodwill and Other Intangible Assets:

     Goodwill, net, by segment, as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31, 2004	December 31, 2003
Media services	$1,307	$1,307
Software	12,656	12,656
Print	6,514	6,514

Total	$20,477	$20,477

     Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	March 31, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name, trademarks, websites and brand names	$19,746	$4,399	$19,746	$4,032
Customer lists and relationships	18,786	18,163	18,786	18,081
Purchased technology	9,325	7,277	9,325	6,822
Purchased content	7,631	6,013	7,631	5,248
Porting relationships	1,728	1,372	1,728	1,220
NAR operating agreement	1,578	338	1,578	301
Online traffic	533	533	533	320
Other	5,844	3,646	5,844	3,389

Total	$65,171	$41,741	$65,171	$39,413

     Amortization expense for intangible assets for the three months ended March 31, 2004 was $2.3 million. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2004 (remaining nine months)	$5,566
2005	3,588
2006	1,834
2007	1,424
2008	1,424

8. Related Party Transactions

     In February 2001, the Company acquired all of the outstanding shares of Move.com, Inc. and Welcome Wagon International, Inc. (collectively referred to as the “Move.com Group”) from Cendant Corporation (“Cendant”), valued at $745.7 million. In connection with the Company’s acquisition of the Move.com Group, Cendant alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements. See Note 12 for discussion of the resolution of the dispute.

     In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that was considered a related party of the Company until January 2004. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Each of Cendant and RETT ceased to be a related party of the Company in January 2004. Revenue of $2.9 million related to these transactions was recognized in the three months ended March 31, 2003. Revenue related to these transactions was $0.9 million in the three months ended March 31, 2004, but is no longer reflected separately in the unaudited Consolidated Statement of Operations. It is not practical to separately determine the costs of such revenues.

9. Stock-Based Charges

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

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended March 31,
	2004	2003
Revenue	$—	$373
Cost of revenue	—	15
Sales and marketing	76	2,367
Product and website development	—	14
General and administrative	341	75

	$417	$2,844

     Stock-based charges for the three months ended March 31, 2004 consist of $0.1 million related to vendor agreements with the remainder related to the amortization of restricted stock.

10. Net Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted net earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$(5,083)	$86,975
Gain on disposition of discontinued operations	—	229

Net income (loss)	$(5,083)	$87,204

Denominator:
Weighted average shares outstanding	121,138	118,151
Effect of dilutive securities	—	2,263

Adjusted weighted average shares for diluted earnings (loss) per share	121,138	120,414

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.74
Discontinued operations	$—	—

Net income (loss)	$(0.04)	$0.74

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.72
Discontinued operations	$—	—

Net income (loss)	$(0.04)	$0.72

The per share computations for the three months ended March 31, 2004 exclude preferred stock, options, and warrants that are anti-dilutive totaling 23,185,331 shares. The per share computations for the three months ended March 31, 2003 exclude preferred stock, options and warrants with exercise prices in excess of fair market value at March 31, 2003 totaling 20,098,238 shares.

11. Segment Information:

     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on three segments consisting of Media Services, Software and Print.

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

     Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Media services	$37,632	$35,967
Software	7,061	6,866
Print	11,403	12,024

Total revenue	56,096	54,857

Cost of revenue and operating expenses:
Media services	32,225	32,985
Software	7,414	8,712
Print	11,810	12,513
Unallocated	9,636	18,466

Total cost of revenue and operating expenses	61,085	72,676

Loss from operations	$(4,989)	$(17,819)

12. Settlement of Disputes and Litigation

Settlement of AOL Dispute

     In January 2003, the Company entered into a new marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated obligations under the old agreement. As part of the new marketing agreement, which continues through June 2004, the Company has the exclusive right to provide AOL with real estate listings, and AOL members also will retain access to a wide array of the Company’s professional content. AOL will offer increased promotion and more prominent integration of the Company’s content in a redesigned real estate area on the AOL service. The parties will continue to share advertising revenue in certain home-related categories. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003 which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement also have been removed. Over the term of the agreement, the Company will make quarterly cash payments of $3.75 million, in six equal installments which began in January 2003 and ended in April 2004.

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

Settlement of Securities Class Action Lawsuit

     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with PricewaterhouseCoopers LLP as defendants. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including, among others, PricewaterhouseCoopers LLP as defendants. The amended complaint makes various allegations, including that the Company violated federal securities laws, and seeks an unspecified amount of damages.

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

     On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order directed that an abbreviated class notice be published and extended the deadline for class members to opt out or submit claims until May 31, 2004.

     As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of the Company’s common stock valued at $50.6 million as of August 12, 2003. In October 2003, the Company placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with the additional $3.0 million paid in April 2004. Following final judicial approval of the settlement, the $13.0 million and the 20 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company has recorded a litigation settlement charge of $63.6 million in its operating results for the second quarter of 2003. In addition, the Company agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company and will request that the court issue a bar order providing for the maximum protection to which the Company is entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. The Company is aware that thus far several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

     There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include appeals of the United States District Court’s order approving the settlement, suits by persons who elect to be excluded from the settlement or whose claims against the Company may not be discharged or barred by the settlement.

Settlement of Cendant Dispute

     In connection with the Company’s acquisition of the Move.com Group, the Company entered into a series of agreements with Cendant that, among other things, provided the Company with certain promotion and exclusive data rights and placed certain restrictions on Cendant’s ability to dispose of the Company’s shares. In connection with the Company’s acquisition of the Move.com Group, Cendant previously alleged that the Company breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s Condensed Consolidated Financial Statements for the year ended December 31, 2000 and the first three quarters of 2001. On August 5, 2003, the Company and Cendant settled potential claims relating to the Company’s acquisition of the Move.com Group and entered into certain new agreements with Cendant. The settlement terminated certain existing arrangements between the Company and Cendant and resulted in several new arrangements between the parties.

     Settlement Agreement. Under the terms of the Settlement Agreement, Cendant agreed not to sue the Company or its officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of the Company’s Condensed Consolidated Financial Statements. However, in the circumstances described below, Cendant retains the right to sue the Company for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles.

     On March 7, 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal is subject to appeal to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company. However, on March 16, 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit. The order approving the settlement is subject to appeal.

     The March 16, 2004 order may preclude Cendant from seeking indemnification, contribution or similar relief from the Company in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on the Company’s financial position and results of operations.

     In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class action and has not been excluded. Because the proofs of claim have not yet been accepted in the settlement of the Securities Class Action Lawsuit, the Company is unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.

     For its part, the Company released all claims against Cendant (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group and the Company’s prior restatement of its Condensed Consolidated Financial Statements.

     The Settlement Agreement also provided for the termination of a stockholders agreement that contained a standstill provision under which Cendant had agreed not to acquire additional Homestore stock, a requirement that Cendant vote its Homestore stock in proportion to the vote of all other stockholders and restrictions on Cendant’s ability to sell its Homestore stock. On August 14, 2003, the Company filed a registration statement to enable Cendant and its affiliates to sell their shares of the Company’s common stock to the public.

     In addition to the Settlement Agreement, Cendant and the Company executed an Option Agreement, a new Listings License Agreement and a Source Code License and Maintenance Services Agreement.

13. Commitments and Contingencies

Shareholder Litigation

     On March 16, 2004, the court issued an order approving the settlement agreement with the Plaintiff to resolve all outstanding claims against Homestore in the Securities Class Action Lawsuit. The Order also directed that an abbreviated class notice be published in the Wall Street Journal no later than April 15, 2004 and extended the deadline for class members to opt out or submit claims until May 31, 2004. See Note 12, “Settlement of Disputes and Litigation,” for more information.

     In September 2002, Matt L. Brody (“Brody”) filed a purported class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. The complaint seeks rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court for the Central District of California. In June 2003, Brody filed with the United States Court of Appeals for the Ninth Circuit a Petition for Writ of Mandamus, asking the Ninth Circuit to direct the District Court to vacate its order denying Brody’s motion to remand the action to state court. The Ninth Circuit stayed the matter pending judicial determination of the Securities Class Action Settlement.

     On August 11, 2003, the District Court issued an order dismissing (without prejudice) Brody’s claims and striking his class action allegations. Brody filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss the amended complaint and to strike the class allegations with prejudice. That motion has not been decided, but Brody conceded that his claims would be barred if the Court were to approve the settlement in the Securities Class Action Lawsuit. Brody’s counsel filed a motion to amend Brody’s complaint to add Ronald Drucker (“Drucker”) as a plaintiff. Drucker, separately, filed a motion in the Securities Class Action requesting that the class purportedly represented by Brody and Drucker be “carved out” of the settlement of the Securities Class Action.

     On March 16, 2004, the Court issued an order approving the Securities Class Action settlement and determining that the Brody and Drucker claims would not be “carved out”. The Court ordered further notice to class members and extended the deadline for class members to opt out or submit claims until May 31, 2004. On April 26, 2004, the Ninth Circuit terminated the stay and ordered that the case be placed on the next available calendar.

     In November 2002, Gregory C. Pyfrom (“Pyfrom”) filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of California Corporation Code §§ 25400(d) and 25500, violation of Business and Professions Code § 17200, and negligent and intentional infliction of emotional distress. The Complaint has been amended several times. The Company recently answered the Third Amended Complaint, which seeks an unspecified amount of general, exemplary and punitive damages. The Court has set a scheduling conference for May 24, 2004. Pyfrom is a class member in the Securities Class Action Lawsuit, and the Company believes that, under the law, his claim should be resolved if he does not opt out of the settlement and if the settlement receives final judicial approval. Nonetheless, the Company is unable to express an opinion as to the probable outcome of this case at this time.

     In November 2002, Stuart Siegel and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by the Company of its financial condition prior to its acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with our acquisition of iPlace in August 2001 and our sale in February 2002 to Siegel and others of the eNeighborhoods assets that had been owned by iPlace. The complaint seeks an unspecified amount of damages in excess of $150,000. On March 19, 2003, the court granted the Company’s motion to transfer this case to the United States District Court, Central District of California. In May 2003, the Company answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. The plaintiffs agreed to participate in the Securities Class Action Lawsuit settlement with regard to their securities fraud claims. Plaintiffs filed a motion for partial summary judgment in District Court for breach of two registration rights agreements as a result of the Company’s failure to register certain shares of our stock acquired by the plaintiffs in the iPlace acquisition. Although the Company has acknowledged liability for breach of the registration rights agreements, it intends to vigorously defend plaintiffs’ claimed damages associated with the breaches, as well as plaintiffs’ other claims should they continue to pursue them. Trial has been scheduled for July 6, 2004. The Company is unable to express an opinion at this time as to the probable outcome of the litigation.

     On September 11, 2003, the Company received correspondence from an attorney representing certain former shareholders of Top Producer Systems, Inc. (“Top Producer”) alleging fraud, breach of fiduciary duty and violations of securities laws by the

Company and certain of its officers in connection with the Company’s acquisition of Top Producer in May 2000. On September 29, 2003, the Company was scheduled to pay an installment of approximately $2.8 million in either cash or Homestore common stock, at the Company’s option, in partial consideration for the acquisition. In investigating these allegations the Company discovered facts indicating that the Company might have rights of offset with respect to portions of the September 29, 2003 installment and with respect to non-competition payments due to the former president of Top Producer. Accordingly, the Company elected to postpone making the installment and any further non-competition payments until the Company could more thoroughly investigate these matters. On February 18, 2004, two former shareholders of Top Producer filed a Statement of Claim against Top Producer Systems Company, HSTPUS, Inc., and Homestore, Inc., in the Supreme Court of British Columbia, Canada, alleging that the Company breached its contract with the plaintiffs by failing to pay them their portion of the scheduled September 29, 2003 installment. Also on February 18, 2004, the former president of Top Producer filed a Statement of Claim in the Supreme Court of British Columbia alleging that the Company breached its contract to pay him two installments aggregating approximately $500,000 under a non-competition agreement. Both claims (collectively, the “Top Producer Canadian Litigation”) seek damages for breach of contract, interest, costs and such other relief as the court may grant. The Company previously accrued its obligation to make the payments that are the subject of the Top Producer Canadian Litigation.

     On March 10, 2004, several former shareholders of Top Producer who had earlier opted out of the settlement of the Securities Class Action Lawsuit filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. (the “Top Producer United States Litigation”). The complaint alleges fraud, negligent misrepresentation, unjust enrichment and unfair business practices arising out of the acquisition of Top Producer Systems, Inc. in May 2000.

     On April 7, 2004, representatives of the Company and the plaintiffs in the Top Producer Canadian Litigation and Top Producer United States Litigation met to discuss a resolution of those actions and have since exchanged drafts of an agreement for their settlement. The parties are continuing to negotiate the settlement, but no settlement agreement has yet been executed. The Company is unable to express an opinion at this time to the outcome of either the Top Producer Canadian Litigation or the Top Producer United States Litigation.

     On March 30, 2004, three shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. The complaint alleges fraud, negligent misrepresentation, vicarious liability, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The complaint seeks restitution, rescissionary or compensatory damages, disgorgement of benefits, punitive damages and costs of litigation. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.

Derivative Litigation

     In January 2002, Robert Sparaco (“Sparaco”) filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The complaint seeks an unspecified amount of damages.

     In January 2002, Jeff Joerg (“Joerg”) filed a complaint in Delaware Chancery Court, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The complaint seeks an unspecified amount of damages.

     On January 28, 2004, the Company entered into a settlement to resolve the California Superior Court (Sparaco) and Delaware Chancery Court (Joerg) derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed: to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement upon final judicial approval of the settlement (see Note 12); that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. On March 16, 2004, the United States District Court issued an order approving the Securities Class Action settlement, and on March 26, 2004, the Superior Court approved the consolidated shareholder derivative settlement.

SEC Investigation

     In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of the Company’s financial results in March 2002. The SEC requested that the Company provide it with certain documents concerning the restatement. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.

     In September 2002, March 2003, and September 2003, certain of the Company’s former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed the Company that in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and its cooperation in the SEC’s investigation those agencies would not bring any enforcement action against the Company. Because the investigation is ongoing and the Company is committed to cooperating with the SEC, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

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

     In October 2002, Lumbermens Mutual Casualty Company (“Lumbermens”) rescinded and filed a similar complaint against the Company and certain of its current and former officers, directors and employees to confirm the rescission in the Superior Court of California, County of Los Angeles.

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

     On January 21, 2004 the Company filed briefs appealing each of the District Court’s judgments to the Ninth Circuit Court of Appeals. A date for oral argument has not been scheduled.

     On February 27, 2004, the California State Superior Court granted the TIG and Lumbermens’ motions for summary judgment. The Company intends to vigorously pursue an appeal.

     The Company is unable to express an opinion at this time as to the outcome of these lawsuits.

Other Litigation

     In June 2000, Dr. Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. The Company is unable to express an opinion at this time as to the outcome of this lawsuit.

     In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.

     In June 2002, Tren Technologies Holdings LLC., (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On October 22, 2003, new counsel appeared on behalf of Tren and discovery has resumed. The Company believes Tren’s claims are without merit and intend to vigorously defend the case.

     On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed, in pro se, a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U. S. Patent No. 5,584,025 pursuant to 35 U.S.C. Section 271. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Plaintiff asserts exclusive license of the patent. Plaintiff has not served the complaint upon any of the defendants. On February 2, 2004, the court issued an order providing an additional 90 days to serve the complaint. If Plaintiff serves the complaint on the Defendants, the Company intends to move the court to transfer the case to the Eastern District of Pennsylvania so that it can be consolidated with the action previously commenced by Tren. The Company is unable to express an opinion at this time as to the outcome of this case.

     On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserts a claim for advancement of expenses incurred in the amount of $2.0 million and for future expenses in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. On March 22, 2004, the Court issued a revised Memorandum of Opinion denying both summary judgment motions and directed the case go to trial. While the Company intends to vigorously defend the case, the Company is unable to express an opinion as to the outcome of this case at this time.

     On April 12, 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The results of the investigation are not known and the Company is unable to determine the outcome at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Our History

     We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to NAR in exchange for the rights to operate the REALTOR.com® website and pursue commercial opportunities relating to the listing of real estate on the Internet. Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed the corporate name to Homestore.com, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002.

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

     We believe that we have addressed each of these challenges, while recognizing that many risks persist. See Item 1, “Business — Risk Factors,” contained in Part I to our Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

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

     We have implemented four restructurings during the last ten quarters, the first of which was in the fourth quarter of 2001. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure. We believe that our organizational structure now reflects our current business strategy.

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

Basis of Presentation

     Our unaudited Condensed Consolidated Financial Statements reflect the historical results of Homestore, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions

     Shortly after going public in August 1999, we implemented a strategy of acquiring a number of companies with real estate products and services. Since August 2001, we have not made any acquisitions and are not pursuing an acquisition strategy at this time.

Business Trends and Conditions

     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and a severe downturn in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally outstripped demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that home builders have not had to spend as much money on advertising, given the strong demand for new houses. Conversely, apartment owners have spent less on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted the ability to grow our business. The uncertainty related to a potential rise in interest rates, job creation and other economic factors makes it difficult to gauge whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

     Media Segment: Our Media segment evolved as a business providing Internet applications to real estate professionals. In recent years, it became apparent that our customers valued the media exposure that the Internet offered them, but not the actual “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated website product in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business.

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

     Software segment: In our Software segment, our largest business, Top Producer, introduced a monthly subscription model of an online application in late 2002, to replace its former one-time desktop license fees. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product over the next two years.

     Print Segment: The downturn in the economy over the past three years has had an adverse effect on our Welcome Wagon business. Our primary customers are small local merchants trying to reach new movers and the economic conditions have negatively impacted the small businesses more than other businesses. These economic conditions have caused a significant decline in our revenue in this segment over the past two years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 12, “Settlement of Dispute and Litigation,” and Note 13, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our consolidated financial position and results of operations.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue and Related Party Revenue

     Revenue increased approximately $1.2 million, or 2%, to $56.1 million for the three months ended March 31, 2004 from $54.9 million for the three months ended March 31, 2003. The primary reasons for the increase in revenue were increases in the Media Services segment of $1.7 million and the Software segment of $0.2 million offset by a decrease in the Print segment of $0.6 million. See the discussion of each segment’s results below.

Cost of Revenue

     Cost of revenue decreased approximately $1.2 million, or 8%, to $14.1 million for the three months ended March 31, 2004 from $15.3 million for the three months ended March 31, 2003. The decrease was primarily due to reductions in royalty expense of $0.8 million and other cost reductions of $0.4 million.

     Gross margin percentage increased to 75% for the three months ended March 31, 2004 compared to 72% for the three months ended March 31, 2003. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $2.1 million or 8%, to $24.9 million for the three months ended March 31, 2004 from $26.9 million for the three months ended March 31, 2003. The decrease was primarily due to reductions in stock based charges of $2.3 million from previous marketing agreements, decreases in personnel costs of $0.7 million due to our restructuring efforts and other cost reductions of $1.3 million. These decreases were offset by an increase in costs of $2.2 million related to our new online marketing agreements.

     Product and website development. Product and website development expenses decreased approximately $0.4 million, or 8%, to $5.0 million for the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003 primarily due to a decrease in personnel related costs due to our restructuring efforts.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $2.9 million, or 17%, to $14.5 million for the three months ended March 31, 2004 from $17.4 million for the three months ended March 31, 2003. The decrease was primarily due to decreases in personnel costs of $2.8 million due to our restructuring efforts and other cost reductions of $0.9 million. These decreases were offset by increases in stock based charges of $0.3 million and legal and accounting fees of $0.7 million due primarily to shareholder litigation costs.

     Amortization of intangible assets. Amortization of intangible assets was $2.3 million for the three months ended March 31, 2004 compared to $7.6 million for the three months ended March 31, 2003. The decrease in amortization was due to the impairment of intangible assets charges under SFAS No. 142 “Accounting for the Impairment or Disposal of Long-lived Assets” and SFAS No. 144 “Goodwill and Other Intangible Assets”, recorded in the quarter ended September 30, 2003 as well as certain intangible assets becoming fully amortized during 2003.

     Restructuring charges. Restructuring charges were $345,000 for the three months ended March 31, 2003 as a result of changes in estimates for previous restructuring plans. These changes resulted from an increase in the estimate for related charges for our San Francisco property and changes in exchange rates increasing our Canadian lease obligation. There were no changes in estimates recorded for previous restructuring plans during the three months ended March 31, 2003, and there were no new restructuring plans approved during this period.

     We have taken four restructuring charges in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by our Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below.

     In the fourth quarter of 2001, we recorded a charge of $35.8 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions. This charge consisted of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to us.

     In the first quarter of 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to revise these estimates. Because we believed in 2002 it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the third quarter of 2002. We also reduced our estimates for employee termination pay by $396,000 and our contractual obligations by $339,000. Because we believed it would take at least one year longer than we originally estimated to sublease the last one-third of the San Francisco property, in the fourth quarter of 2003, we took an additional charge of $1.3 million. In the first quarter of 2004, we increased our estimate for related charges for our San Francisco property by $139,000. As of March 31, 2004, one of the planned 700 employees previously notified of termination have not yet been paid severance.

     In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. As of March 31, 2004, all of the planned 270 employees have been terminated and paid severance. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations.

     In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. As of March 31, 2004, all of the planned 190 employees have been terminated and paid severance. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, we decreased our estimates regarding employee termination benefits and lease obligations and related charges, which resulted in a credit of $549,000.

     In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing, and 34 in administrative functions. As of March 31, 2004 one of the planned 95 employees previously notified of termination has not yet been paid severance. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000.

A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898
Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859
Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269
Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202
Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(512)	—	(1,497)	—	10	(1,999)
Change in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,609	—	384	12,894
Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	$93	$—	$10,600	$—	$380	$11,073

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenue	$—	$373
Cost of revenue	—	15
Sales and marketing	76	2,367
Product and website development	—	14
General and administrative	341	75

	$417	$2,844

     Stock-based charges decreased by $2.4 million to $0.4 million for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003.

Interest Expense, Net

     Interest expense, net, increased $47,000 to $85,000 for the three months ended March 31, 2004, from $38,000 for the three months ended March 31, 2003, primarily due to decreased cash balances and interest expense from capitalized lease obligations.

Gain on Settlement of Distribution Agreement

     In January 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated the obligation under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our consolidated balance sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million.

Gain on Disposition of Discontinued Operations

     On April 2, 2002, we sold our Consumer Info division for $130.0 million in cash to Experian. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the unaudited Condensed Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $229,000 during the three months ended March, 31, 2003 as a result of receipt of cash and stock released from our original escrow related to our purchase of iPlace.

Other Income (Expense), Net

     Other expense, net, was $9,000 for the three months ended March 31, 2004. Other income, net, was $761,000 for the three months ended March 31, 2003.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2004 and 2003. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Media services	$37,632	$35,967
Software	7,061	6,866
Print	11,403	12,024

Total revenue	56,096	54,857

Cost of revenue and operating expenses:
Media services	32,225	32,985
Software	7,414	8,712
Print	11,810	12,513
Unallocated	9,636	18,466

Total cost of revenue and operating expenses	61,085	72,676

Loss from operations	$(4,989)	$(17,819)

Media Services

     Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, Homebuilder.com, RENTNET.com, and Homestore.com websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to those businesses interested in reaching our targeted audience. This segment also includes our limited international activities.

     Media Services revenue increased approximately $1.7 million, or 5%, to $37.6 million for the three months ended March 31, 2004, compared to $35.9 million for the three months ended March 31, 2003. An increase of $3.2 million was generated in our network-wide Retail and our REALTOR.com divisions. These increases were offset by a reduction in revenue from our Homebuilder and RentNet divisions. Media Services revenue represented approximately 67% of total revenue for the three months ended March 31, 2004 compared to 66% of total revenue for the three months ended March 31, 2003.

     Media Services expenses decreased slightly, by $0.8 million, or 2%, to $32.2 million for the three months ended March 31, 2004, from $33.0 million for the three months ended March 31, 2003. The decrease was primarily due to decreases in personnel costs of $0.7 million due to our restructuring efforts, royalties of $0.7 million due to a change in royalty rates, improved collections resulting in lower bad debt expense of $0.3 million and other operating expense reductions of $0.6 million. These decreases were offset by higher selling and marketing expenses of $1.5 million primarily related to our new online marketing agreements.

     Media Services generated an operating income of $5.4 million for the three months ended March 31, 2004 compared to operating income of $3.0 million for the three months ended March 31, 2003. We have reduced the cost structure of this segment and are continuing to pursue new revenue opportunities.

Software

     Our Software segment is comprised of our Top Producer, WyldFyre and Computers for Tracts businesses.

     Software revenue increased $0.2 million, or 3%, to $7.1 million for the three months ended March 31, 2004, compared to $6.9 million for the three months ended March 31, 2003. The increase is primarily due to an increase in revenue from Top Producer as the subscriber base associated with the new online version of the Top Producer product has continued to grow since its launch in the second half of 2002 and has now surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 13% of total revenue for each of the three month periods ended March 31, 2004 and 2003.

     Software expenses decreased $1.3 million, or 15%, to $7.4 million for the three months ended March 31, 2004, compared to $8.7 million for the three months ended March 31, 2003. The decrease was due to the shutdown and sale of assets of The Hessel Group reducing operating expenses by $0.5 million, with the remaining decrease resulting from reductions in personnel related costs due to our restructuring efforts.

     Software generated an operating loss of $0.4 million for the three months ended March 31, 2004, compared to an operating loss of $1.8 million for the three months ended March 31, 2003 primarily due to factors outlined above.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue declined by $0.6 million, or 5%, to $11.4 million for the three months ended March 31, 2004, compared to $12.0 million for the three months ended March 31, 2003. The decrease is primarily due to a reduction in the number of books distributed and a decline in the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 20% of total revenue for the three months ended March 31, 2004 compared to 22% of total revenue for the three months ended March 31, 2003.

     Print expenses decreased $0.7 million, or 6%, to $11.8 million for the three months ended March 31, 2004, compared to expenses of $12.5 million for the three months ended March 31, 2003. The decrease is primarily due to reductions in personnel related costs due to headcount reductions and decreased depreciation at Welcome Wagon as several assets were fully depreciated by the end of 2003.

     Print generated an operating loss of $0.4 million for the three months ended March 31, 2004, compared to an operating loss of $0.5 million for the three months ended March 31, 2003.

Unallocated

     Unallocated expenses decreased $8.8 million, or 48%, to $9.6 million for the three months ended March 31, 2004 from $18.5 million for the three months ended March 31, 2003. The decrease was primarily due to decreases in amortization of intangibles of $5.3 million, stock-based charges of $2.4 million, and other costs of $2.2 million primarily related to a reduction in overhead due to the implementation of our restructuring plans in 2003. The decrease was offset by increased litigation settlement costs and legal fees of $1.0 million. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the third quarter of 2003 as well as certain intangible assets becoming fully amortized during 2003.

Liquidity and Capital Resources

     Net cash provided by continuing operating activities of $5.5 million for the three months ended March 31, 2004 was attributable to the net loss from continuing operations of $5.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $5.5 million and variances in operating assets and liabilities, net of discontinued operations of $5.1 million. Because of the impact of our restructuring efforts in 2003 and 2002 and the impairment and litigation settlement charges, the cash flow from operations for the three months ended March 31, 2003 is not comparable to our current results. Net cash used in continuing operating activities was $9.6 million for the three months ended March 31, 2003.

     Net cash used in investing activities of $0.9 million for the three months ended March 31, 2004 was attributable to capital expenditures primarily due to the implementation of our new enterprise reporting system and purchases of other technology servers of $1.9 million partially offset by maturities of short-term investments of $1.0 million. Net cash used in investing activities of $1.2 million for the three months ended March 31, 2003 was attributable to capital expenditures of $2.5 million partially offset by the sale of assets of $1.3 million.

     Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2004 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2003 was also the result of the exercise of stock options, warrants and share issuances under employee stock purchase plan.

     Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of March 31, 2004, we had an accumulated deficit of $2.0 billion and cash and short-term investments of $41.1 million. During 2002, we purchased software and entered into consulting agreements with service providers in connection with the first phase of implementation of our new enterprise resource planning system. Total contractual commitments as of March 31, 2004 associated with the project were $5.6 million of which $5.2 million was paid by March 31, 2004. We have also entered into a settlement agreement of our Securities Class Action Lawsuit that will require us to pay an additional $3.0 million in cash in April 2004. We have also stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2003. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.

     We face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our recently announced settlement of the Securities Class Action Lawsuit will further deplete our cash balance by $3.0 million and increase the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 12, “Settlement of Disputes and Litigation” and Note 13, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

Recent Accounting Developments

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, or FIN 46. FIN 46 provides guidance for determining whether and how to consolidate variable interest entities or VIE. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. The adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our financial position, results of operations, or financial statement disclosures.

RISK FACTORS

     You should consider carefully the following risk factors, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2003, and other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     We have a history of net losses and expect net losses for the foreseeable future.

     Except for the first quarter of 2003, for which we experienced a net profit due to a one-time non-cash gain on the settlement of a distribution agreement, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $47.1 million, $163.4 million, and $1.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. As of March 31, 2004, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our subscription revenues from broker, agent, home builder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of March 31, 2004, we had approximately $25.7 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

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

     Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and six lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of our former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff, or the “Plaintiff”, in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint, or Securities Class Action Lawsuit, naming us, certain of our current officers and employees, certain of our former officers, directors and employees and various other parties, including among others PricewaterhouseCoopers LLP as defendants. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

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

     On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (l) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order directed that an abbreviated class notice be published and extended the deadline for class members to opt out or submit claims until May 31, 2004.

     As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In October 2003, we placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with the additional $3.0 million paid in April 2004. Following final judicial approval of the settlement, the $13.0 million and 20.0 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, we recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us and will request that the court issue a bar order providing for the maximum protection to which we are entitled under the law with respect to discharge and bar of all future claims for contribution or indemnity by other persons, arising out of or in any way related to the action, whether under federal, state or common law, or any other principle of law or equity. We are aware that thus far several persons who purportedly acquired our shares during the class period of January 1, 2000 through December 21, 2002 representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

     There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include appeals of the United States District Court’s order approving the settlement, suits by persons who elect to be excluded from the settlement or whose claims against the Company may not be discharged or barred by the settlement.

     In addition, we are subject to several other shareholder and derivative lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Note 12 “Commitments and Contingencies” contained in Part I to this Form 10-Q for more information.

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

     Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. One of our former officers has filed a lawsuit against us seeking to recover $2.0 million of expenses incurred, plus further expenses and liabilities that he may incur, in connection with the SEC and Department of Justice investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Note 13 of Item 1, “Commitments and Contingencies”. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may seek recovery of those amounts from us. We may have to spend significant resources indemnifying these officers and directors or paying for damages that they may incur. Our financial condition could be materially and adversely affected if we have to make significant payments for indemnification.

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

     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 12, “Settlement of Disputes and Litigation,” and Note 13, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Part I to this Form 10-Q, which disclosure is incorporated herein by reference. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended March 31, 2004:

•	Current Report on Form 8-K filed March 23, 2004 attaching Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class, dated March 16, 2004.

•	Current Report on Form 8-K, filed March 12, 2004 regarding announcement of our results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

	By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

	By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer

Date: May 7, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.