Form 10-Q
period 2004-06-30
HOMESTORE INC
filed 2004-08-04
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(805) 557-2300
(Registrant’s Telephone Number, including Area Code:)

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

     At July 30, 2004, the registrant had 146,485,513 shares of its common stock outstanding.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
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
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,522	$13,942
Short-term investments	21,700	21,575
Accounts receivable, net	14,334	14,576
Current portion of prepaid distribution expense	—	10,509
Other current assets	13,212	10,585

Total current assets	62,768	71,187
Property and equipment, net	19,678	21,454
Goodwill, net	20,477	20,477
Intangible assets, net	21,316	25,758
Other assets	14,338	14,672

Total assets	$138,577	$153,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,178	$1,409
Accrued expenses	40,409	42,576
Accrued litigation settlement (see note 12)	—	53,600
Accrued distribution obligation	—	7,406
Obligation under capital leases	1,083	1,535
Deferred revenue	39,575	31,348
Deferred revenue from related parties	—	4,042

Total current liabilities	83,245	141,916
Obligation under capital leases	175	369
Deferred revenue	4,663	—
Deferred revenue from related parties	—	2,869
Other non-current liabilities	5,202	8,066

Total liabilities	93,285	153,220

Commitments and contingencies (see note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	144	122
Additional paid-in capital	2,047,155	1,992,591
Treasury stock, at cost	(14,470)	(14,470)
Deferred stock-based charges	(524)	(258)
Accumulated other comprehensive income	256	267
Accumulated deficit	(1,987,269)	(1,977,924)

Total stockholders’ equity	45,292	328

Total liabilities and stockholders’ equity	$138,577	$153,548

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue	$56,799	$52,332	$112,895	$104,247
Related party revenue	—	1,555	—	4,497

Total revenue	56,799	53,887	112,895	108,744
Cost of revenue	13,290	15,335	27,388	30,659

Gross profit	43,509	38,552	85,507	78,085

Operating expenses:
Sales and marketing	23,240	26,086	48,084	53,010
Product and website development	4,812	6,010	9,804	11,451
General and administrative	15,478	18,506	29,957	35,903
Amortization of intangible assets	2,114	6,349	4,442	13,939
Litigation settlement (see note 12)	2,168	63,600	2,168	63,600
Impairment of long-lived assets (see note 7)	—	12,158	—	12,158
Restructuring charges (see note 6)	—	—	345	—

Total operating expenses	47,812	132,709	94,800	190,061

Loss from operations	(4,303)	(94,157)	(9,293)	(111,976)
Interest income (expense), net	25	(16)	(58)	(54)
Gain on settlement of distribution agreement (see note 12)	—	—	—	104,071
Other income, net	16	183	6	944

Loss from continuing operations	(4,262)	(93,990)	(9,345)	(7,015)
Gain on disposition of discontinued operations (see note 5)	—	2,301	—	2,530

Net loss	$(4,262)	$(91,689)	$(9,345)	$(4,485)

Unrealized loss on marketable securities	(36)	(11)	(31)	(4)
Foreign currency translation	43	229	42	439

Comprehensive loss	$(4,255)	$(91,471)	$(9,334)	$(4,050)

Basic and diluted net loss per share applicable to common stockholders (see note 10):
Continuing operations	$(.03)	$(0.80)	$(.07)	$(0.06)
Discontinued operations	—	0.02	—	0.02

Net loss	$(.03)	$(0.78)	$(.07)	$(0.04)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic and diluted	132,577	118,114	126,858	118,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(9,345)	$(7,015)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	4,520	6,396
Amortization of intangible assets	4,442	13,939
Impairment of long-lived assets	—	12,158
Provision for doubtful accounts	119	1,485
Stock-based charges	551	4,156
Gain on settlement of distribution agreement	—	(104,071)
Other non-cash items	460	186
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	123	4,041
Prepaid distribution expense	10,509	9,389
Restricted cash	—	90,000
Other assets	(2,412)	439
Accounts payable and accrued expenses	(7,349)	48,808
Accrued distribution agreement	(7,406)	(104,832)
Deferred revenue	5,979	5,904
Deferred revenue from related parties	—	(4,497)

Net cash provided by (used in) continuing operating activities	191	(23,514)

Cash flows from investing activities:
Purchases of property and equipment	(3,246)	(5,262)
Maturities of short term investments	1,000	—
Purchases of short term investments	(1,125)	—
Proceeds from sale of assets	—	1,320

Net cash used in investing activities	(3,371)	(3,942)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	2,760	251

Net cash provided by financing activities	2,760	251

Net cash used in continuing activities	(420)	(27,205)
Net cash provided by discontinued operations	—	2,451

Change in cash and cash equivalents	(420)	(24,754)
Cash and cash equivalents, beginning of period	13,942	80,463

Cash and cash equivalents, end of period	$13,522	$55,709

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

     Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of June 30, 2004, the Company had an accumulated deficit of $2.0 billion and cash and short-term investments of $35.2 million. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s settlement of the Securities Class Action Lawsuit (see Note 12) has reduced its cash balance by $10.0 million during 2003 and has further reduced its cash balance by $3.0 million in the three months ended June 30, 2004 and has increased the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 13).

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

3. Significant Accounting Policy

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and six months ended June 30, 2004 and June 30, 2003, the pro forma amounts of the Company’s net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(4,262)	$(91,689)	$(9,345)	$(4,485)
Add: Stock-based employee compensation charges included in reported net loss	—	114	300	559
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(3,878)	(4,490)	(7,613)	(7,506)

Pro forma net loss	$(8,140)	$(96,065)	$(16,658)	$(11,432)

Net loss per share:
Basic and diluted as reported	$(0.03)	$(0.78)	$(0.07)	$(0.04)

Basic and diluted — pro forma	$(0.06)	$(0.81)	$(0.13)	$(0.10)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months		Six months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rates	2.9%	2.8%	3.2%	3.5%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	134%	145%	136%	145%

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

     As part of the sale, $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations. As a result of the Company’s initial purchase of iPlace, the Company had a claim against the original escrow established at the time of acquisition. In the fourth quarter of 2002, the Company reached a settlement of that claim with the largest former shareholder and extended that settlement offer to other former shareholders. As a result of the acceptance of that offer by a number of shareholders, the Company received cash and stock valued at $229,000 for the three months ended March 31, 2003 and recorded a gain on disposition of discontinued operations during that same period. In April 2003, $2.3 million of escrow proceeds were released to the Company in accordance with the agreement and was recognized as additional “Gain on disposition of discontinued operations” in the unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2003. The escrow was scheduled to terminate in the fourth quarter of 2003, but in the third quarter of 2003, Experian demanded indemnification from the Company for several claims made against Experian or its subsidiaries. The Company is evaluating these indemnity claims and is unable to express an opinion at this time as to their merits, however these potential claims against the escrow could reduce or delay the release.

     As of June 30, 2004, cash subject to the escrow was $7.2 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations.

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

     In the first quarter of 2002, the Company revised its estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, the Company revised its estimates related to its contractual obligations and reduced the charge by $459,000. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led the Company to revise those estimates. Because the Company believed in 2002 it would take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the third quarter of 2002. The Company also reduced its estimates for employee termination benefits by $396,000 and its contractual obligations by $339,000. In the fourth quarter of 2003, the Company took an additional charge of approximately $1.3 million for lease obligations and related charges because the Company believed it would take at least one year longer than it originally estimated to sublease the last one third of the San Francisco property and decreased its estimate related to its contractual obligations by $203,000 and employee termination benefits by $10,000. In the first quarter of 2004, the Company increased its estimate for lease obligations and related charges for its San Francisco property by $139,000. As of June 30, 2004, one of the planned 700 employees previously notified of termination has not yet been paid severance.

     In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the fourth quarter of 2003, the Company decreased its estimate for employee termination benefits by $14,000 and increased its estimate for lease obligations and related charges by $46,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased its Canadian lease obligations. As of June 30, 2004, all of the planned 270 employees have been terminated and paid severance.

     In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits by $132,000 and its lease obligations and related charges by $417,000. As of June 30, 2004, all of the planned 190 employees have been terminated and paid severance.

     In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. As of June 30, 2004, one of the planned 95 employees previously notified of termination has not yet been paid severance.

     A summary of activity related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090

March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898

Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006

September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859

Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782

Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269

Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202

Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932

December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(512)	—	(1,497)	—	10	(1,999)
Change in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,609	—	384	12,894

Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	93	—	10,600	—	380	11,073
Cash paid	(54)	—	(1,058)	—	(4)	(1,116)

Restructuring accrual at June 30, 2004	$39	$—	$9,542	$—	$376	$9,957

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at June 30, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

     7. Goodwill and Other Intangible Assets:

     Goodwill, net, by segment, as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

		December 31,
	June 30, 2004	2003
Media services	$1,307	$1,307
Software	12,656	12,656
Print	6,514	6,514

Total	$20,477	$20,477

     Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	June 30, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name, trademarks, websites and brand names	$19,746	$4,766	$19,746	$4,032
Customer lists and relationships	18,786	18,244	18,786	18,081
Purchased technology	9,325	7,732	9,325	6,822
Purchased content	7,631	6,777	7,631	5,248
Porting relationships	1,728	1,525	1,728	1,220
NAR operating agreement	1,578	376	1,578	301
Online traffic	533	533	533	320
Other	5,844	3,902	5,844	3,389

Total	$65,171	$43,855	$65,171	$39,413

     In conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”) (see Note 12), the Company relinquished certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and Welcome Wagon International, Inc. (collectively referred to as the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer had value to the Company, and, accordingly, the Company recorded an impairment charge of $12.2 million in the three and six months ended June 30, 2003.

     Amortization expense for intangible assets for the three and six months ended June 30, 2004 was $2.1 million and $4.4 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2004 (remaining six months)	$3,452
2005	3,588
2006	1,834
2007	1,424
2008	1,424

8. Related Party Transactions

     In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant, valued at $745.7 million. In connection with the Company’s acquisition of the Move.com Group, Cendant alleged that the Company may have breached certain representations and warranties made in the acquisition agreement as a result of the restatement of the Company’s 2000 financial statements (see Note 12).

     In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that was considered a related party of the Company until January 2004. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Each of Cendant and RETT ceased to be a related party of the Company in January 2004. Revenue of $1.6 million related to these transactions was recognized in the three months ended June 30, 2003 and revenue of $4.5 million related to these transactions was recognized in the six months ended June 30, 2003. Revenue related to these transactions is no longer reflected separately in the unaudited Consolidated Statement of Operations as they are no longer related parties. It is not practical to separately determine the costs of such revenues.

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

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$—	$373	$—	$746
Cost of revenue	—	1	—	16
Sales and marketing	75	906	151	3,273
Product and website development	—	1	—	15
General and administrative	59	31	400	106

	$134	$1,312	$551	$4,156

     Stock-based charges for the three and six months ended June 30, 2004 consist of $0.1 million and $0.2 million, respectively, related to vendor agreements with the remainder related to the amortization of restricted stock.

10. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Loss from continuing operations	$(4,262)	$(93,990)	$(9,345)	$(7,015)
Gain on disposition of discontinued operations	—	2,301	—	2,530

Net loss	$(4,262)	$(91,689)	$(9,345)	$(4,485)

Denominator:
Weighted average shares outstanding	132,577	118,114	126,858	118,132

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.80)	$(0.07)	$(0.06)
Discontinued operations	$—	0.02	—	0.02

Net loss	$(0.03)	$(0.78)	$(0.07)	$(0.04)

The per share computations exclude preferred stock, options and warrants that are anti-dilutive. The number of shares excluded from the basic and diluted net loss per share computations were 24,692,898 for the three and six months ended June 30, 2004 and 24,444,840 for the three and six months ended June 30, 2003.

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

Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2004					June 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$37,707	$6,784	$12,308	$—	$56,799	$35,559	$6,997	$11,331	$—	$53,887
Cost of revenue	6,018	2,139	4,937	196	13,290	7,733	2,504	4,868	230	15,335

Gross profit (loss)	31,689	4,645	7,371	(196)	43,509	27,826	4,493	6,463	(230)	38,552
Sales and marketing	16,598	1,562	4,909	171	23,240	17,422	2,373	4,776	1,515	26,086
Product and website development	2,601	2,173	62	(24)	4,812	3,231	2,639	137	3	6,010
General and administrative	4,840	1,099	2,540	6,999	15,478	7,534	1,257	2,320	7,395	18,506
Amortization of intangible assets	—	—	—	2,114	2,114	—	—	—	6,349	6,349
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	12,158	12,158

Total operating expenses	24,039	4,834	7,511	11,428	47,812	28,187	6,269	7,233	91,020	132,709

Income (loss) from operations	$7,650	$(189)	$(140)	$(11,624)	$(4,303)	$(361)	$(1,776)	$(770)	$(91,250)	$(94,157)

	Six Months Ended
	June 30, 2004					June 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$75,339	$13,845	$23,711	$—	$112,895	$71,526	$13,863	$23,355	$—	$108,744
Cost of revenue	12,931	4,301	9,732	424	27,388	15,421	4,642	9,804	792	30,659

Gross profit (loss)	62,408	9,544	13,979	(424)	85,507	56,105	9,221	13,551	(792)	78,085
Sales and marketing	34,803	3,473	9,453	355	48,084	33,986	5,215	9,203	4,606	53,010
Product and website development	5,258	4,449	121	(24)	9,804	6,012	5,152	269	18	11,451
General and administrative	9,290	2,165	4,952	13,550	29,957	13,486	2,476	5,338	14,603	35,903
Amortization of intangible assets	—	—	—	4,442	4,442	—	—	—	13,939	13,939
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	12,158	12,158
Restructuring charges				345	345	—	—	—	—	—

Total operating expenses	49,351	10,087	14,526	20,836	94,800	53,484	12,843	14,810	108,924	190,061

Income (loss) from operations	$13,057	$(543)	$(547)	$(21,260)	$(9,293)	$2,621	$(3,622)	$(1,259)	$(109,716)	$(111,976)

12. Settlement of Disputes and Litigation

Settlement of AOL Dispute

     In January 2003, the Company entered into a marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated obligations under a prior marketing agreement. Under the January 2003 marketing agreement, the Company maintained the exclusive right to provide AOL with real estate listings, and AOL members retained access to a wide array of the Company’s professional content. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003, which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement were also removed. Over the term of the agreement, the Company made quarterly cash payments of $3.75 million, in six equal installments which began in January 2003 and ended in April 2004.

     In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included as gain on settlement of distribution agreement in the Consolidated Statement of Operations for the six months ended June 30, 2003.

     The January 2003 marketing agreement expired on June 30, 2004, and was replaced with an agreement that extends through December 31, 2005.

Settlement of Securities Class Action Lawsuit

     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with PricewaterhouseCoopers LLP as defendants. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers and employees, certain of the Company’s former officers, directors and employees, and various other parties, including, among others, PricewaterhouseCoopers LLP as defendants. The amended complaint made various allegations, including that the Company violated federal securities laws, and sought an unspecified amount of damages.

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

     On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order directed that an abbreviated class notice be published and extended the deadline for class members to opt out or submit claims until May 31, 2004. On May 14, 2004, the District Court entered final judgment and an order of dismissal with prejudice as to the Company. The final judgment includes a bar order providing for the maximum protection to which the Company is entitled under the law with respect to all future claims for contribution or indemnity by other persons, whether under federal, state or common law. On June 10, 2004, an objector to the settlement filed a notice of appeal.

     As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of the Company’s common stock valued at $50.6 million as of August 12, 2003. The Company placed $10.0 million in escrow in October 2003 and an additional $3.0 million in escrow in April 2004. In May 2004, in accordance with an order entered by the District Court, the Company issued the 20.0 million shares to counsel to the Plaintiff as trustee. The shares must be voted in proportion to the votes of all the other holders of the Company’s common stock who exercise their voting rights at a stockholder meeting or by written consent in lieu of a meeting until such time as they are distributed to the class. The issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Assuming the District Court’s final judgment is upheld on appeal, the $13.0 million and the 20.0 million shares will be distributed to the class and Plaintiff’s counsel in accordance with the judgment. The 20.0 million shares currently held in trust have been reflected as issued and outstanding in the Company’s financial statements beginning in May 2004.

     The Company expects that the settlement will be upheld on appeal, although there can be no assurance of this. If the settlement is not upheld, the Company will incur significant additional expense in connection with the Securities Class Action Lawsuit that could have material adverse effect on its financial condition.

     As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the three months and six months ended June 30, 2003. In addition, the Company agreed to adopt, within thirty days of final judicial approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

     There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include the pending appeal of the United States District Court’s order approving the settlement and litigation by persons who have elected to be excluded from the settlement or whose claims against the Company may not be discharged or barred by the settlement.

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

     In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class action and has not been excluded. Pending resolution of the appeal and approval by the District Court of the distribution to the class of the cash held in escrow and shares held in trust, the Company is unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.

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

Settlement of Derivative Litigation

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

     On January 28, 2004, the Company entered into a settlement to resolve the California Superior Court (Sparaco) and Delaware Chancery Court (Joerg) derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed: to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement upon final judicial approval of the settlement ; that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. On March 16, 2004, the United States District Court issued an order approving the Securities Class Action settlement, and on March 26, 2004, the Superior Court approved the consolidated shareholder derivative settlement. In May 2004, the Company paid these fees, and issued the 200,000 shares of common stock in a transaction exempt from registration by Section 3(a)(10) of the Securities Act of 1933. The Company had previously accrued for the expense of the settlement.

Settlement of Other Securities Litigation

     On September 11, 2003, the Company received correspondence from an attorney representing certain former shareholders of Top Producer Systems, Inc. (“Top Producer”) alleging fraud, breach of fiduciary duty and violations of securities laws by the Company and certain of its former officers in connection with the Company’s acquisition of Top Producer in May 2000. On September 29, 2003, the Company was scheduled to pay an installment of approximately $2.8 million in either cash or Homestore common stock, at the Company’s option, in partial consideration for the acquisition. In investigating these allegations, the Company discovered facts indicating that the Company might have rights of offset with respect to portions of the September 29, 2003 installment and with respect to non-competition payments due to the former president of Top Producer. Accordingly, the Company elected to postpone making the installment and any further non-competition payments until the Company could more thoroughly investigate these matters. On February 18, 2004, two former shareholders of Top Producer filed a Statement of Claim against Top Producer Systems Company, HSTPUS, Inc., and Homestore, Inc., in the Supreme Court of British Columbia, Canada, alleging that the Company breached its contract with the plaintiffs by failing to pay them their portion of the scheduled September 29, 2003 installment. Also on February 18, 2004, the former president of Top Producer filed a Statement of Claim in the Supreme Court of British Columbia alleging that the Company breached its contract to pay him two installments aggregating approximately $500,000 under a non-competition agreement. Both claims (collectively, the “Top Producer Canadian Litigation”) sought damages for breach of contract, interest, costs and such other relief as the court would grant.

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

     The Company settled both the Top Producer United States Litigation and Top Producer Canadian Litigation and agreed to accelerate the remaining installments of the purchase price for Top Producer pursuant to a settlement agreement entered into on June 7, 2004, which provided for the issuance of the following shares of the Company’s common stock: (i) an aggregate of 1,014,900 shares of common stock in satisfaction of the purchase price installment that was due in September 2003, (ii) an aggregate of 1,083,084 shares of common stock in satisfaction of the purchase price installments due in 2004 and 2005, (iii) 151,064 shares of common stock and $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer, and (iv) an additional 75,988 shares of common stock. A hearing was held on the fairness of the settlement by the Superior Court of California, County of Los Angeles, on June 28, 2004, at which hearing the settlement was approved. The shares were issued and mutual releases exchanged on July 6, 2004. Issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the acceleration of the remaining installments of the purchase price and the issuance of additional stock to settle this dispute, the Company recorded a litigation settlement charge of $793,000 in the three and six months ended June 30, 2004.

     In November 2002, Stuart Siegel (“Siegel”) and certain other former owners and directors of iPlace filed a complaint against the Company in the United States District Court, Eastern District of Pennsylvania alleging fraudulent inducement and promissory fraud due to misrepresentations by the Company of its financial condition prior to its acquisition of iPlace, securities fraud pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act, common law fraud, negligent misrepresentation, breach of contract, and unjust enrichment in connection with the Company’s acquisition of iPlace in August 2001 and its sale in February 2002 to Siegel and others of certain of the eNeighborhoods assets that had been owned by iPlace. The complaint seeks an unspecified amount of damages in excess of $150,000. In May 2003, the Company answered the complaint and filed a counterclaim for various causes of action against Stuart Siegel, Jerome Meyer, David Meyer, the Jill Siegel and Irving Siegel Trust, and eNeighborhoods Acquisition Company. On July 6, 2004, the Company settled this lawsuit, a hearing was held on the fairness of the settlement and the court approved the settlement. On July 9, 2004, the Company issued to the plaintiffs 177,631 shares of the Company’s common stock and paid $700,000 in cash. The issuance of the shares in the settlement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company recorded a litigation settlement charge of approximately $1.4 million in the three and six months ended June 30, 2004.

13. Commitments and Contingencies

Contingencies Under Litigation Settlements

     See Note 12, “Settlement of Disputes and Litigation—Settlement of Securities Class Action Lawsuit,” for contingencies related to the settlement of the Class Action Lawsuit and Note 12 “Settlement of Disputes and Litigation—Settlement of Cendant Dispute” for contingencies related to the settlement with Cendant.

Contingencies Related to Pending Litigation

     In September 2002, Matt L. Brody (“Brody”) filed a purported class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. The complaint seeks rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court for the Central District of California. In June 2003, Brody filed a petition with the United States Court of Appeals for the Ninth Circuit asking the Ninth Circuit to direct the District Court to vacate its order denying Brody’s motion to remand the action to state court. The Ninth Circuit heard oral arguments on the petition on July 14, 2004, but no opinion has been issued.

     On August 11, 2003, the District Court issued an order dismissing (without prejudice) Brody’s claims and striking his class action allegations. Brody filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss the amended complaint and to strike the class allegations with prejudice. Separately, Brody’s counsel filed a motion to amend Brody’s complaint to add Ronald Drucker (“Drucker”) as a plaintiff. Brody has filed a motion to stay his District Court lawsuit pending final resolution of the Securities Class Action. On July 13, 2004, the Court denied Brody’s motion to stay and requested that the parties stipulate to a date for hearing the Company’s motion to dismiss.

     Drucker, separately, filed a motion in the Securities Class Action requesting that the class purportedly represented by Brody and Drucker be “carved out” of the settlement of the Securities Class Action. On March 16, 2004, the Court issued an order approving the Securities Class Action settlement and determining that the Brody and Drucker claims would not be “carved out” (See Note 12).

     In November 2002, Gregory C. Pyfrom (“Pyfrom”) filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 there under, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of various other laws and negligent and intentional infliction of emotional distress. The Complaint has been amended several times. The Company recently answered the Third Amended Complaint, which seeks an unspecified amount of general, exemplary and punitive damages.

     The Court concluded a scheduling conference in the Pyfrom action on June 28, 2004, following which the Court continued the existing stay on discovery, and set a further status conference for September 27, 2004. Pyfrom is a class member in the Securities Class Action Lawsuit and did not opt out of the settlement of that action. The Company intends to file a motion to dismiss on the ground that, under the law, his lawsuit should be dismissed as his claims are barred by the final judgment entered in the Securities Class Action.

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

     In September 2002, March 2003, and September 2003, certain of the Company’s former employees entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice (“DOJ”) informed the Company that in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and its cooperation in the SEC’s investigation those agencies would not bring any enforcement action against the Company. Because the SEC and DOJ investigations are ongoing and the Company is committed to cooperating with those investigations, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

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

     On February 27, 2004, the California State Superior Court granted the TIG and Lumbermens’ motions for summary judgment. On July 15, 2004, the Company filed a notice of appeal in both cases.

     The Company is unable to express an opinion at this time as to the outcome of these lawsuits.

Other Litigation

     In June 2000, Dr. Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. The Company has filed a motion for summary judgment that is scheduled to be heard on September 21, 2004. The

Company is unable to express an opinion at this time as to the outcome of this lawsuit.

     In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.

     In June 2002, Tren Technologies Holdings LLC., (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In January 2003, counsel for Tren withdrew their representation. On October 22, 2003, new counsel appeared on behalf of Tren and discovery has resumed. On May 25, 2004, the Court issued an order dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. A status conference is scheduled for August 25, 2004. The Company believes Tren’s claims are without merit and intends to vigorously defend the case. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On July 8, 2004, the USPTO granted the Request for Reexamination. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action.

     On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U. S. Patent No. 5,584,025 pursuant to 35 U.S.C. Section 271. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims against Keithley. The counterclaims seek declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. A case management conference is scheduled for August 17, 2004. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. On July 8, 2004, the USPTO granted the Request for Reexamination. The UPSTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action.

      On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserts a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen alleges that to date such expenses amount to approximately $3 million. Tafeen and the Company filed cross-motions for summary judgment. On March 22, 2004, the Court issued a revised Memorandum of Opinion denying both summary judgment motions and directed the case go to trial. The trial concluded on July 27, 2004, but the Court has not yet issued its decision. While the Company intends to vigorously defend the case and appeal any advance decision, the Company is unable to express an opinion as to the outcome of this case at this time.

     On April 12, 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL has presented the Company with its preliminary findings, which the Company is currently reviewing with its counsel. It does not agree with the initial findings and plans to present its response to the DOL in the next 30 days. The final resolution of the investigation cannot be determined at this time.

     On July 29, 2004 the Company received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner. et. al. in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor, Ernst & Young, alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss.

Other Contingencies

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

Our History

     We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® website and pursue commercial opportunities relating to the listing of real estate on the Internet. Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed the corporate name to Homestore.com, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002.

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

     We have implemented four restructurings during the last 11 quarters, the first of which was in the fourth quarter of 2001. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure. We believe that our organizational structure now reflects our current business strategy.

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

Acquisitions

     Shortly after going public in August 1999, we implemented a strategy of acquiring a number of companies with real estate-related products and services. Since August 2001, we have not made any acquisitions and are not pursuing an acquisition strategy at this time.

Business Trends and Conditions

     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and a severe downturn in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally outstripped demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that home builders have not had to spend as much money on advertising, given the strong demand for new houses. Conversely, apartment owners have spent less on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation, housing starts and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

     Media Services segment: Our Media Services segment evolved as a business providing Internet applications to real estate professionals. In recent years, it became apparent that our customers valued the media exposure that the Internet offered them, but not the actual “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated website product in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business.

     In 2003, we responded to our customers’ needs and revamped our product offerings. We began to price our product based on the size of the market and the number of properties they displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers, however it has caused us to lose some customers. While we do not expect this trend to continue, if it were to continue, it could materially and adversely impact our Media Services segment revenue.

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

     Print segment: The downturn in the economy over the past three years has had an adverse effect on our Welcome Wagon business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small businesses more than other businesses. These economic conditions have caused a significant decline in our revenue in this segment over the past two years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

     Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer and Retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our RentNet, Homebuiler and Welcome Wagon businesses and expect to continue to do so through the remainder of 2004 and much of 2005. We believe that Homebuiler and RentNet will begin contributing to our overall growth by mid-2005. The process of integrating Welcome Wagon into our Media Services businesses will require patience, but could represent a very large market opportunity for us.

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

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 12, “Settlement of Disputes and Litigation,” and Note 13, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our consolidated financial position and results of operations.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue and Related Party Revenue

     Revenue increased approximately $2.9 million, or 5%, to $56.8 million for the three months ended June 30, 2004 from $53.9 million for the three months ended June 30, 2003. The primary reasons for the increase in revenue were increases in the Media Services segment of $2.1 million and the Print segment of $1.0 million offset by a decrease in the Software segment of $0.2 million. See the discussion of each segment’s results below.

Cost of Revenue

     Cost of revenue decreased approximately $2.0 million, or 13%, to $13.3 million for the three months ended June 30, 2004 from $15.3 million for the three months ended June 30, 2003. The decrease was primarily due to reductions in royalty expense of $1.3 million and other cost reductions of $0.7 million.

     Gross margin percentage increased to 77% for the three months ended June 30, 2004 compared to 72% for the three months ended June 30, 2003. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $2.8 million, or 11%, to $23.2 million for the three months ended June 30, 2004 from $26.1 million for the three months ended June 30, 2003. The decrease was primarily due to reductions in stock based charges of $0.8 million due to the expiration of previous marketing agreements, decreases in personnel related costs of $1.9 million due to our restructuring efforts and other cost reductions of $0.9 million. These decreases were offset by an increase in costs of $0.8 million related to our new online marketing agreements.

     Product and website development. Product and website development expenses decreased approximately $1.2 million, or 20%, to $4.8 million for the three months ended June 30, 2004 from $6.0 million for the three months ended June 30, 2003 primarily due to a decrease in personnel related costs of $0.8 million due to our restructuring efforts and other cost reductions of $0.4 million.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $3.0 million, or 16%, to $15.5 million for the three months ended June 30, 2004 from $18.5 million for the three months ended June 30, 2003. The decrease was primarily due to decreases in personnel related costs of $1.9 million due to our restructuring efforts, a $1.2 million reduction in bad debt expense due to improved collections and other cost reductions of $1.4 million. These decreases were offset by increases in legal and accounting fees of $1.5 million primarily due to shareholder litigation costs.

     Amortization of intangible assets. Amortization of intangible assets decreased approximately by $4.2 million, to $2.1 million for the three months ended June 30, 2004 from $6.3 million for the three months ended June 30, 2003. The decrease in amortization was primarily due to the impairment of intangible assets charges under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for the Impairment or Disposal of Long-lived Assets” and SFAS No. 144, “Goodwill and Other Intangible Assets”, recorded in the quarter ended September 30, 2003 as well as certain intangible assets becoming fully amortized during 2003.

     Litigation Settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 12, “Settlement of Disputes and Litigation”, we recorded a litigation settlement charge of $2.2 million in our operating results for the three months ended June 30, 2004 compared to $63.6 million related to our settlement of the Securities Class Action Lawsuit for the three months ended June 30, 2003.

     Impairment of long-lived assets. In conjunction with the settlement of the dispute with Cendant we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer had value to the Company, and accordingly, we recorded an impairment charge of $12.2 million in our operating results for the three months ended June 30, 2003.

     Restructuring charges. There were no changes in estimates recorded for previous restructuring plans during the three months ended June 30, 2004 or June 30, 2003. Additionally no new restructuring plans were approved during the three months ended June 30, 2004 and June 30, 2003.

     We have taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by our Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below.

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

     In the first quarter of 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to revise those estimates. Because we believed in 2002 it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the third quarter of 2002. We also reduced our estimates for employee termination benefits by $396,000 and our contractual obligations by $339,000. Because we believed it would take at least one year longer than we originally estimated to sublease the last one-third of the San Francisco property, in the fourth quarter of 2003, we took an additional charge of $1,290,000 for lease obligations and related charges. We also decreased our estimate related to our contractual obligations by $203,000 and employee termination benefits by $10,000. In the first quarter of 2004, we increased our estimate for lease obligations and related charges for our San Francisco property by $139,000. As of June 30, 2004, one of the planned 700 employees previously notified of termination has not yet been paid severance.

     In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000. In the fourth quarter of 2003, we decreased our estimate for employee termination benefits by $14,000 and increased our estimate for lease obligations and related charges by $46,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations. As of June 30, 2004, all of the planned 270 employees have been terminated and paid severance.

     In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, we decreased our estimates regarding employee termination benefits by $132,000 and our lease obligations and related charges by $417,000. As of June 30, 2004, all of the planned 190 employees have been terminated and paid severance.

     In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000. As of June 30, 2004, one of the planned 95 employees previously notified of termination has not yet been paid severance.

A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090

March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898

Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006

September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859

Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782

Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269

Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202

Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932

December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(512)	—	(1,497)	—	10	(1,999)
Change in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,609	—	384	12,894

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	93	—	10,600	—	380	11,073
Cash paid	(54)	—	(1,058)	—	(4)	(1,116)

Restructuring accrual at June 30, 2004	$39	$—	$9,542	$—	$376	$9,957

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at June 30, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

Stock-based charges.

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Revenue	$—	$373
Cost of revenue	—	1
Sales and marketing	75	906
Product and website development	—	1
General and administrative	59	31

	$134	$1,312

     Stock-based charges decreased by $1.2 million to $0.1 million for the three months ended June 30, 2004 from $1.3 million for the three months ended June 30, 2003. The decrease is primarily due to the expiration of certain marketing agreements.

Interest Income (Expense), Net

     Interest income (expense), net, increased $41,000 to a net interest income of $25,000 for the three months ended June 30, 2004, from a net interest expense of $16,000 for the three months ended June 30, 2003, primarily due to the expiration of the AOL distribution obligation and corresponding reduction in imputed interest partially offset by lower cash balances.

Other Income, Net

     Other income, net was $16,000 for the three months ended June 30, 2004 compared to $183,000 for the three months ended June 30, 2003.

Gain on Disposition of Discontinued Operations

     On April 2, 2002, we sold our Consumer Info division for $130.0 million in cash to Experian Holdings, Inc. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the unaudited Condensed Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.3 million during the three months ended June 30, 2003, as a result of the receipt of $2.3 million in cash from our escrow related to the sale of this division.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended June 30, 2004 and June 30, 2003. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2004					June 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue:	$37,707	$6,784	$12,308	$—	$56,799	$35,559	$6,997	$11,331	$—	$53,887
Cost of revenue	6,018	2,139	4,937	196	13,290	7,733	2,504	4,868	230	15,335

Gross profit (loss)	31,689	4,645	7,371	(196)	43,509	27,826	4,493	6,463	(230)	38,552
Sales and marketing	16,598	1,562	4,909	171	23,240	17,422	2,373	4,776	1,515	26,086
Product and website development	2,601	2,173	62	(24)	4,812	3,231	2,639	137	3	6,010
General and administrative	4,840	1,099	2,540	6,999	15,478	7,534	1,257	2,320	7,395	18,506
Amortization of intangible assets	—	—	—	2,114	2,114	—	—	—	6,349	6,349
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	12,158	12,158

Total operating expenses	24,039	4,834	7,511	11,428	47,812	28,187	6,269	7,233	91,020	132,709

Income (loss) from operations	$7,650	$(189)	$(140)	$(11,624)	$(4,303)	$(361)	$(1,776)	$(770)	$(91,250)	$(94,157)

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

     Media Services revenue increased $2.1 million, or 6%, to $37.7 million for the three months ended June 30, 2004, compared to $35.6 million for the three months ended June 30, 2003. An increase of $3.1 million was generated in our Realtor business driven primarily by higher average spending per customer and our Retail business driven by higher effective cost-per-thousand impressions and higher sell-through rates.. These increases were partially offset by a reduction in revenue from our Homebuilder and RentNet businesses. Media Services revenue represented approximately 66% of total revenue for each of the three month periods ended June 30, 2004 and June 30, 2003.

     Media Services expenses decreased by $5.8 million, or 16%, to $30.1 million for the three months ended June 30, 2004, from $35.9 million for the three months ended June 30, 2003. The decrease was primarily due to decreases in personnel related costs of $2.7 million due to our restructuring efforts, cost of revenue savings of $1.1 million due to a change in royalty rates, general and administrative savings of $1.8 million due to improved collections resulting in lower bad debt expense, and other operating expense reductions of $0.9 million. These decreases were offset by higher selling and marketing expenses of $740,000 related to our new online marketing agreements.

     Media Services generated an operating income of $7.7 million for the three months ended June 30, 2004 compared to an operating loss of $361,000 for the three months ended June 30, 2003. We have reduced the cost structure of this segment and are continuing to pursue new revenue opportunities.

Software

     Our Software segment is comprised of our Top Producer, WyldFyre and Computers for Tracts businesses.

     Software revenue decreased $0.2 million, or 3%, to $6.8 million for the three months ended June 30, 2004, compared to $7.0 million for the three months ended June 30, 2003. The decrease is primarily due to a $0.9 million reduction in revenue in the Wyldfyre and Computers for Tracts businesses. The decrease was partially offset by a $0.7 million increase in revenue from Top Producer as the subscriber base associated with the new online version of the Top Producer product has continued to grow since its launch in the second half of 2002 and has now surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 12% of total revenue for the three months ended June 30, 2004 compared to 13% of total revenue for the three months ended June 30, 2003.

     Software expenses decreased $1.8 million, or 21%, to $7.0 million for the three months ended June 30, 2004, compared to $8.8 million for the three months ended June 30, 2003. The decrease was primarily due to reductions in personnel related costs due to our restructuring efforts.

     Software generated an operating loss of $0.2 million for the three months ended June 30, 2004, compared to an operating loss of $1.8 million for the three months ended June 30, 2003 primarily due to factors outlined above.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue increased $1.0 million, or 8%, to $12.3 million for the three months ended June 30, 2004, compared to $11.3 million for the three months ended June 30, 2003. The increase was generated in our Welcome Wagon business primarily due to an increase in the number of books distributed and an increase in revenue associated with our Pinpoint product launched in early 2003. Print revenue represented approximately 22% of total revenue for the three months ended June 30, 2004 compared to 21% of total revenue for the three months ended June 30, 2003.

     Print expenses have remained relatively constant, increasing only $0.3 million, or 3%, to $12.4 million for the three months ended June 30, 2004, compared to expenses of $12.1 million for the three months ended June 30, 2003. Significant cost reductions were implemented during 2003 and although revenue has increased, operating costs have been controlled.

     Print generated an operating loss of $0.1 million for the three months ended June 30, 2004, compared to an operating loss of $0.8 million for the three months ended June 30, 2003 primarily due to increased revenues outlined above.

Unallocated

     Unallocated expenses decreased $79.6 million, or 87%, to $11.6 million for the three months ended June 30, 2004 from $91.3 million for the three months ended June 30, 2003. The decrease was primarily due to a decrease in litigation settlement charges of $61.4 million, impairment of long-lived assets of $12.2 million, amortization of intangibles of $4.2 million, and other costs of $1.8 million primarily due to the implementation of our restructuring plans in 2003. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the second quarter of 2003 as well as certain intangible assets becoming fully amortized during 2003.

Six Months Ended June 30, 2004 and 2003

Revenue and Related Party Revenue

     Revenue increased approximately $4.2 million, or 4%, to $112.9 million for the six months ended June 30, 2004 from $108.7 million for the six months ended June 30, 2003. The primary reasons for the increase in revenue were increases in the Media Services segment of $3.8 million and the Print segment of $0.4 million. See the discussion of each segment’s results below.

Cost of Revenue

     Cost of revenue decreased approximately $3.3 million, or 11%, to $27.4 million for the six months ended June 30, 2004 from $30.7 million for the six months ended June 30, 2003. The decrease was primarily due to reductions in royalty expense of $2.1 million and other cost reductions of $1.1 million.

     Gross margin percentage increased to 76% for the six months ended June 30, 2004 compared to 72% for the six months ended June 30, 2003. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $4.9 million, or 9%, to $48.1 million for the six months ended June 30, 2004 from $53.0 million for the six months ended June 30, 2003. The decrease was primarily due to reductions in stock based charges of $3.1 million due to the expiration of previous marketing agreements, decreases in personnel related costs of $2.9 million due to our restructuring efforts and other cost reductions of $1.8 million. These decreases were offset by an increase in costs of $2.9 million related to our new online marketing agreements.

     Product and website development. Product and website development expenses decreased approximately $1.6 million, or 14%, to $9.8 million for the six months ended June 30, 2004 from $11.5 million for the six months ended June 30, 2003 primarily due to a decrease in personnel related costs due to our restructuring efforts.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $5.9 million, or 17%, to $30.0 million for the six months ended June 30, 2004 from $35.9 million for the six months ended June 30, 2003. The decrease was primarily due to decreases in personnel related costs of $4.9 million due to our restructuring efforts, decreases in bad debt expense of $1.4 million due to improved collections and other cost reductions of $1.2 million. These decreases were offset by increases in legal and accounting fees of $2.3 million primarily due to shareholder litigation costs and stock based charges of $0.3 million.

     Amortization of intangible assets. Amortization of intangible assets was $4.4 million for the six months ended June 30, 2004 compared to $13.9 million for the six months ended June 30, 2003. The decrease in amortization was primarily due to the impairment of intangible assets charged under SFAS No. 142, “Accounting for the Impairment or Disposal of Long-lived Assets” and SFAS No. 144, “Goodwill and Other Intangible Assets”, recorded in the quarter ended September 30, 2003 as well as certain intangible assets becoming fully amortized during 2003.

     Litigation Settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 12, “Settlement of Disputes and Litigation” , we recorded a litigation settlement charge of $2.2 million in our operating results for the six months ended June 30, 2004 compared to $63.6 million related to the settlement of the Securities Class Action Lawsuit for the six months ended June 30, 2004.

     Impairment of long-lived assets. In conjunction with the settlement of the dispute with Cendant we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer had value to the Company, and accordingly, we recorded an impairment charge of $12.2 million in our operating results for the six months ended June 30, 2003.

     Restructuring charges. Restructuring charges were $345,000 for the six months ended June 30, 2004 as a result of changes in exchange rates increasing our Canadian lease obligation. There were no changes in estimates recorded for previous restructuring plans during the six months ended June 30, 2003, and there were no new restructuring plans approved during this period.

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Revenue	$—	$746
Cost of revenue	—	16
Sales and marketing	151	3,273
Product and website development	—	15
General and administrative	400	106

	$551	$4,156

     Stock-based charges decreased by $3.6 million to $0.6 million for the six months ended June 30, 2004 from $4.2 million for the six months ended June 30, 2003. The decrease is primarily due to the expiration of certain marketing agreements.

   Interest Income (Expense), Net

     Interest income (expense), net, increased $4,000 to an expense of $58,000 for the six months ended June 30, 2004, from an expense of $54,000 for the six months ended June 30, 2003.

   Gain on Settlement of Distribution Agreement

     In January 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated the obligation under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash on our consolidated balance sheet at December 31, 2002. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the six months ended June 30, 2003. The January 2003 marketing agreement expired on June 30, 2004, and was replaced with an agreement that extends through December 31, 2005.

   Other Income, Net

     Other income, net, was $6,000 for the six months ended June 30, 2004 compared to $944,000 for the six months ended June 30, 2003. Other income, net of $944,000 for the six months ended June 30, 2003 consists primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters.

   Gain on Disposition of Discontinued Operations

     On April 2, 2002, we sold our Consumer Info division for $130.0 million in cash to Experian Holdings, Inc. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the unaudited Condensed Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the six months ended June 30, 2003, as a result of the receipt of cash and stock valued at $230,000 released from our escrow related to our purchase of iPlace, Inc. and the receipt of $2.3 million in cash from our escrow related to the sale of our ConsumerInfo division.

   Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the six months ended June 30, 2004 and June 30, 2003. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2004					June 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$75,339	$13,845	$23,711	$—	$112,895	$71,526	$13,863	$23,355	$—	$108,744
Cost of revenue	12,931	4,301	9,732	424	27,388	15,421	4,642	9,804	792	30,659

Gross profit (loss)	62,408	9,544	13,979	(424)	85,507	56,105	9,221	13,551	(792)	78,085
Sales and marketing	34,803	3,473	9,453	355	48,084	33,986	5,215	9,203	4,606	53,010
Product and website development	5,258	4,449	121	(24)	9,804	6,012	5,152	269	18	11,451
General and administrative	9,290	2,165	4,952	13,550	29,957	13,486	2,476	5,338	14,603	35,903
Amortization of intangible assets	—	—	—	4,442	4,442	—	—	—	13,939	13,939
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	12,158	12,158
Restructuring charges	—	—	—	345	345	—	—	—	—	—

Total operating expenses	49,351	10,087	14,526	20,836	94,800	53,484	12,843	14,810	108,924	190,061

Income (loss) from operations	$13,057	$(543)	$(547)	$(21,260)	$(9,293)	$2,621	$(3,622)	$(1,259)	$(109,716)	$(111,976)

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

     Media Services revenue increased approximately $3.8 million, or 5%, to $75.3 million for the six months ended June 30, 2004,

compared to $71.5 million for the six months ended June 30, 2003. An increase of $6.1 million was generated in our Realtor business driven primarily by higher average spending per customer and our Retail business driven by higher effective cost-per-thousand impressions and higher sell-through rates.. These increases were partially offset by a reduction in revenue from our Homebuilder and RentNet businesses. Media Services revenue represented approximately 67% of total revenue for the six months ended June 30, 2004 compared to 66% of total revenue for the six months ended June 30, 2003.

     Media Services expenses decreased by $6.6 million, or 10%, to $62.3 million for the six months ended June 30, 2004, from $68.9 million for the six months ended June 30, 2003. The decrease was primarily due to decreases in personnel related costs of $3.4 million due to our restructuring efforts, cost of revenue savings of $1.8 million due to a change in royalty rates, general and administrative savings of $2.1 million due to improved collections resulting in lower bad debt expense, and other operating expense reductions of $2.1 million. These decreases were offset by higher selling and marketing expenses of $2.8 million related to our new online marketing agreements.

     Media Services generated an operating income of $13.1 million for the six months ended June 30, 2004 compared to operating income of $2.6 million for the six months ended June 30, 2003. We have reduced the cost structure of this segment and are continuing to pursue new revenue opportunities.

Software

     Our Software segment is comprised of our Top Producer, WyldFyre and Computers for Tracts businesses.

     Software revenue remained constant at $13.8 million for the six months ended June 30, 2004 and June 30, 2003. An increase of $1.2 million was generated by the Top Producer business as the subscriber base associated with the new online version of the Top Producer product has continued to grow since its launch in the second half of 2002 and has now surpassed revenue being generated from the desktop version of the product. This increase was offset by a reduction in revenue from our Wyldfyre and Computer for Tracts businesses. Software revenue represented approximately 12% of total revenue for the six months ended June 30, 2004 compared to 13% of total revenue for the six months ended June 30, 2003.

     Software expenses decreased $3.1 million, or 18%, to $14.4 million for the six months ended June 30, 2004, compared to $17.5 million for the six months ended June 30, 2003. The decrease was primarily due to reductions in personnel related costs due to our restructuring efforts.

     Software generated an operating loss of $0.5 million for the six months ended June 30, 2004, compared to an operating loss of $3.6 million for the six months ended June 30, 2003 primarily due to factors outlined above.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue increased $0.4 million, or 2%, to $23.7 million for the six months ended June 30, 2004, compared to $23.4 million for the six months ended June 30, 2003. The increase is primarily due to an increase in revenue from Homestore Plans and Publications as advertising sales and modification revenue improved. Print revenue represented approximately 21% of total revenue for the six months ended June 30, 2004 and the six months ended June 30, 2003.

     Print expenses decreased $0.4 million, or 1%, to $24.3 million for the six months ended June 30, 2004, compared to expenses of $24.6 million for the six months ended June 30, 2003. The decrease is primarily due to reductions in personnel related costs due to our restructuring efforts mainly within general and administrative expenses.

     Print generated an operating loss of $0.5 million for the six months ended June 30, 2004, compared to an operating loss of $1.3 million for the six months ended June 30, 2003 primarily due to factors outlined above.

Unallocated

     Unallocated expenses decreased $88.5 million, or 81%, to $21.3 million for the six months ended June 30, 2004 from $109.7 million for the six months ended June 30, 2003. The decrease was primarily due to a decrease in litigation settlement charges of $61.4 million, impairment of long-lived assets of $12.1 million, amortization of intangibles of $9.5 million, and other costs of $5.5 million primarily related to a reduction in operating expenses due to the implementation of our restructuring plans in 2003. The reduction in amortization of intangibles is primarily due to the impairment charge taken in the second quarter of 2003 as well as certain intangible assets becoming fully amortized during 2003.

Liquidity and Capital Resources

     Net cash provided by continuing operating activities of $191,000 for the six months ended June 30, 2004 was attributable to the net loss from continuing operations of $9.3 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $10.1 million. Decreasing the cash provided by operations were variances in operating assets and liabilities of $556,000. Due to the impact of our restructuring efforts in 2003 and 2002 and the impairment and litigation settlement charges, the cash flow from operations for the six months ended June 30, 2003 is not comparable to our current results. Net cash used in continuing operating activities was $23.5 million for the six months ended June 30, 2003.

     Net cash used in investing activities of $3.4 million for the six months ended June 30, 2004 was attributable to capital expenditures primarily due to the implementation of our new enterprise reporting system and purchases of other technology servers of $3.3 million partially offset by purchases of short-term investments of $125,000. Net cash used in investing activities of $3.9 million for the six months ended June 30,2003 was attributable to capital expenditures primarily due to the implementation of our new enterprise reporting system of $5.3 million partially offset by the sale of assets of $1.3 million.

     Net cash provided by financing activities of $2.8 million for the six months ended June 30, 2004 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $251,000 for the six months ended June 30, 2003 was also the result of the exercise of stock options, warrants and share issuances under employee stock purchase plan.

     Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of June 30, 2004, we had an accumulated deficit of $2.0 billion and cash and short-term investments of $35.2 million. We have also stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2003. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.

     Long term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our recently announced settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 12, “Settlement of Disputes and Litigation” and Note 13, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

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

     Except for the first quarter of 2003, for which we experienced a net profit due to a one-time non-cash gain on the settlement of a distribution agreement, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $47.1 million, $163.4 million, and $1.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. As of June 30, 2004, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our subscription revenues from broker, agent, homebuilder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of June 30, 2004, we had approximately $23.4 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

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

     In addition, we are subject to several other shareholder and derivative lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Note 13 “Commitments and Contingencies” contained in Part I to this Form 10-Q for more information.

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

     Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. One of our former officers has filed a lawsuit against us seeking to recover $3.0 million of expenses incurred, plus further expenses and liabilities that he may incur, in connection with the SEC and Department of Justice investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Note 13 of Item 1, “Commitments and Contingencies”. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may seek recovery of those amounts from us. We may have to spend significant resources indemnifying these officers and directors or paying for damages that they may incur. Our financial condition could be materially and adversely affected if we have to make significant payments for indemnification.

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

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and were functioning effectively to provide reasonable assurance that material information about us and our subsidiaries, required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

     A controls system, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, within a company will be detected.

     In connection with the audit for the fiscal year ended December 31, 2003, our management and our independent auditors, Ernst & Young LLP, reported to our Audit Committee two matters involving internal controls that our independent auditors considered to be reportable conditions, but that were not material weaknesses, under standards established by the American Institute of Certified Public Accountants. The identified deficiencies were that we should 1) perform more timely reconciliations and reviews of our detailed financial records to the general ledgers and 2) improve and maintain documentation of all accounting policies and procedures as well as all of management’s key assumptions, estimates and conclusions that affect our recorded balances in our financial statements.

Changes in Internal Controls

     To respond specifically to these matters, to assure that these matters do not adversely affect our disclosure controls and to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we have commenced an overall review of our internal controls over financial reporting. As part of the assessment of our internal controls, with the assistance of outside consultants, we continue to review, evaluate and remediate its internal processes in order to strengthen and establish greater uniformity in the their application. As a result of these steps, we intend to continue to refine our internal control processes on an ongoing basis. With respect to the financial close process, we have reviewed key procedures and have realigned those procedures to improve the efficiency and accuracy of the process as well as provide enhanced evidence of timely reconciliations and reviews.

     During the second quarter of 2004, we implemented certain modules of PeopleSoft financials in conjunction with the first phase of a company-wide enterprise resource planning initiative. In connection therewith, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our internal processes and accounting procedures, including the improvement and retention of documentation of all accounting policies and procedures as well as all of management’s key assumptions, estimates and conclusions that affect its recorded balances in its financial statements.

     While we are in the process of taking the foregoing steps, the effectiveness of the changes we have made to date and the improvements we are in the process of implementing are subject to continued management review supported by confirmation and testing by management and by our external consultants and independent auditors.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The settlement of the Securities Class Action Lawsuit described in Note 12, “Settlement of Disputes and Litigation – Settlement of Securities Class Action Lawsuit,” to our unaudited Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q included the issuance of 20 million shares of our common stock that are expected to be distributed to the members of the class in the Securities Class Action Lawsuit in exchange for their claims in such lawsuit. The settlement was approved by the United States District Court, Central District of California in May 2004, and the shares were issued in May 2004. The shares of common stock were not registered under the Securities Act of 1933. The common stock was exempt from registration under the Securities Act by the provisions of Section 3(a)(10) of the Securities Act.

     The settlement of the derivative action described in Note 12, “Settlement of Disputes and Litigation – Settlement of Derivative Litigation,” to our unaudited Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q included an award of attorney’s fees to plaintiff’s counsel that included 200,000 shares of our common stock. The settlement was approved by the California Superior Court, Los Angeles County, in March 2004, and the shares were issued in May 2004. The shares of common stock were not registered under the Securities Act of 1933. The common stock was exempt from registration under the Securities Act by the provisions of Section 3(a)(10) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of Stockholders of Homestore, Inc. was convened on June 28, 2004 at 2:00 p.m. There were present at the meeting, in person or by proxy, the holders of 96,065,047 shares, representing 78.2% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect two Class II director to hold office until the 2007 received the following votes:

William E. Kelvie	— votes for	95,559,870
	— votes withheld	505,177
Kenneth K. Klein	— votes for	94,171,494
	— votes withheld	1,893,553

     In addition to the directors elected at the Annual Meeting, our Board of Directors consists of Joe F. Hanauer, L. John Doerr and W. Michael Long, our Class III directors whose terms expire in 2005, and Terrence M. McDermott, Bruce G. Willison, and V. Paul Unruh, our Class I directors whose terms expire in 2006.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc (1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

32.1	Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

32.2	Section 906 of the Sarbanes-Oxley Act of 2002. Confidential treatment has been requested with respect to certain information in this exhibit

(1)	pursuant to a confidential treatment request.

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended June 30, 2004:

•	Current Report on Form 8-K filed April 7, 2004 attaching amendments to Homestore’s Code of Ethics.

•	Current Report on Form 8-K filed May 6, 2004 regarding announcement of our results for the quarter ended March 31, 2004.

•	Current Report on Form 8-K/A filed May 10, 2004 regarding an amendment to the transcript for the prepared remarks for a webcast conference call held on May 6, 2004.

•	Current Report on Form 8-K filed May 27, 2004 attaching a copy of the slide presentation to the transcript for the prepared remarks for a webcast conference call held May 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

	By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Date: August 4, 2004		Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc (1).

10.2	Contract of Sale dated April 2004 between Welcome Wagon International, Inc. and 115 South Service Road, LLC along with an Assignment and Assumption Agreement dated July 20, 2004 between 115 South Service Road, LLC and Long Island West Family, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to certain information in this exhibit pursuant to a confidential treatment request.