Form 10-Q
period 2004-09-30
HOMESTORE INC
filed 2004-11-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     At October 31, 2004, the registrant had 146,721,187 shares of its common stock outstanding.

     Homestore.com®, REALTOR.com®, HomeBuilder.com™, RENTNET.com®, Top Producer® and Welcome Wagon® are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,830	$13,942
Short-term investments	34,150	21,575
Accounts receivable, net	14,255	14,576
Current portion of prepaid distribution expense	—	10,509
Assets of discontinued operations	1,180	—
Other current assets	13,516	10,585

Total current assets	76,931	71,187
Property and equipment, net	13,652	21,454
Goodwill, net	19,502	20,477
Intangible assets, net	19,325	25,758
Restricted cash	5,105	—
Other assets	6,917	14,672

Total assets	$141,432	$153,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,050	$1,409
Accrued expenses	38,317	42,576
Accrued litigation settlement (see note 12)	—	53,600
Accrued distribution obligation	—	7,406
Obligation under capital leases	799	1,535
Deferred revenue	41,032	31,348
Deferred revenue from related parties	—	4,042

Total current liabilities	82,198	141,916
Obligation under capital leases	79	369
Deferred revenue	4,330	—
Deferred revenue from related parties	—	2,869
Other non-current liabilities	4,208	8,066

Total liabilities	90,815	153,220
Commitments and contingencies (see note 13)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	147	122
Additional paid-in capital	2,056,924	1,992,591
Treasury stock, at cost	(14,470)	(14,470)
Deferred stock-based charges	(465)	(258)
Accumulated other comprehensive income	323	267
Accumulated deficit	(1,991,842)	(1,977,924)

Total stockholders’ equity	50,617	328

Total liabilities and stockholders’ equity	$141,432	$153,548

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue	$56,081	$51,588	$166,411	$153,173
Related party revenue	—	1,336	—	4,974

Total revenue	56,081	52,924	166,411	158,147
Cost of revenue	13,117	15,006	39,765	44,687

Gross profit	42,964	37,918	126,646	113,460
Operating expenses:
Sales and marketing	21,573	25,622	68,998	77,827
Product and website development	4,229	4,473	12,636	14,320
General and administrative	22,495	16,687	51,833	51,979
Amortization of intangible assets	1,990	5,935	6,432	19,874
Litigation settlement (see note 12)	—	—	2,168	63,600
Impairment of long-lived assets (see note 7)	—	15,664	—	27,822
Restructuring charges (see note 6)	—	—	345	—

Total operating expenses	50,287	68,381	142,412	255,422

Loss from operations	(7,323)	(30,463)	(15,766)	(141,962)

Interest income (expense), net	474	(234)	414	(288)
Gain on settlement of distribution agreement (see note 12)	—	—	—	104,071
Other income, net	2,234	(195)	2,241	749

Loss from continuing operations	(4,615)	(30,892)	(13,111)	(37,430)

Gain on disposition of discontinued operations (see note 5)	—	—	—	2,530
Income (loss) from discontinued operations	42	310	(807)	(167)

Net loss	$(4,573)	$(30,582)	$(13,918)	$(35,067)

Unrealized gain (loss) on marketable securities	(21)	42	9	38
Foreign currency translation	88	(20)	47	419

Comprehensive loss	$(4,506)	$(30,560)	$(13,862)	$(34,610)

Basic and diluted net income (loss) per share applicable to common stockholders (see note 10):
Continuing operations	$(0.03)	$(0.26)	$(0.10)	$(0.32)
Discontinued operations	0.00	0.00	(0.01)	0.02

Net loss	(0.03)	(0.26)	(0.10)	(0.30)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders:
Basic and diluted	145,823	119,418	133,226	118,566

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(13,111)	$(37,430)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	6,280	8,958
Amortization of intangible assets	6,432	19,874
Gain on sale of property and equipment	(1,354)	—
Impairment of long-lived assets	—	27,822
Provision for doubtful accounts	64	2,152
Stock-based charges	685	5,004
Gain on settlement of distribution agreement	—	(104,071)
Other non-cash items	414	601
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	(253)	5,196
Prepaid distribution expense	10,509	17,722
Restricted cash	(5,105)	90,000
Other assets	4,974	(758)
Accounts payable and accrued expenses	(1,570)	48,570
Accrued distribution agreement	(7,406)	(108,496)
Deferred revenue	7,248	4,121
Deferred revenue from related parties	—	(5,690)

Net cash provided by (used in) continuing operating activities	7,807	(26,425)

Cash flows from investing activities:
Purchases of property and equipment	(3,953)	(6,602)
Maturities of short term investments	1,000	—
Purchases of short term investments	(13,575)	(20,975)
Proceeds from sale of assets	6,013	1,320

Net cash used in investing activities	(10,515)	(26,257)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	—	61
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	3,266	2,242

Net cash provided by financing activities	3,266	2,303

Net cash provided by (used in) continuing activities	558	(50,379)

Net cash provided by (used in) discontinued operations	(670)	1,627

Change in cash and cash equivalents	(112)	(48,752)

Cash and cash equivalents, beginning of period	13,942	80,463

Cash and cash equivalents, end of period	$13,830	$31,711

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

     Since inception, the Company has incurred losses from operations and has reported negative operating cash flows. As of September 30, 2004, the Company had an accumulated deficit of $2.0 billion and cash and short-term investments of $48.0 million. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in continuing to generate sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s settlement of the Securities Class Action Lawsuit (see Note 12) has reduced its cash balance by $13.0 million, and has increased the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 13).

2. Basis of Presentation

     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the SEC on March 15, 2004. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. As a result of the Company’s sale of its Wyldfyre business, Wyldfyre’s results have been reclassified as discontinued operations for all periods presented (See Note 5).

3. Significant Accounting Policy

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and nine months ended September 30, 2004 and September 30, 2003, the pro forma amounts of the Company’s net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(4,573)	$(30,582)	$(13,918)	$(35,067)
Add: Stock-based employee compensation charges included in reported net loss	—	370	300	929
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(4,139)	(4,482)	(11,752)	(11,988)

Pro forma net loss	$(8,712)	$(34,694)	$(25,370)	$(46,126)

Net income (loss) per share:
Basic and diluted — as reported	$(0.03)	$(0.26)	$(0.10)	$(0.30)
Basic and diluted — pro forma	$(0.06)	$(0.29)	$(0.19)	$(0.39)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months		Nine months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rates	4.0%	3.0%	3.4%	3.0%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	134%	142%	139%	142%

4. Recent Accounting Developments

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”). FIN 46 provides guidance for determining whether and how to consolidate variable interest entities (“VIEs”). Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIEs. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIE’s assets. Any of these instruments may require its holder to consolidate the VIEs. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. The adoption of FIN 46 in the first quarter of 2004 did not have a material impact on the Company’s financial position, results of operations, or financial statement disclosures.

5. Discontinued Operations

     On October 6, 2004, the Company entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which the Company agreed to sell its WyldFyre software business, which had been reported as part of the Company’s software segment, to Wyld for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004. The Company received net cash proceeds of $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement.

     Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“SFAS No. 144”), the consolidated financial statements of Homestore reflect the disposition of its WyldFyre business as discontinued operations. Accordingly, the revenue, cost and expenses, and cash flows of the WyldFyre business through September 30, 2004, have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations”, net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Previously reported results have been reclassified to reflect this presentation. The assets of WyldFyre have been excluded from the respective captions in the September 30, 2004 Consolidated

Balance Sheet, and are reported as “Assets of discontinued operations”. The Company retained accounts receivable of approximately $1.2 million after the sale. The gain associated with the disposition of WyldFyre will be recorded in the fourth quarter of 2004 and is estimated to be approximately $6.5 million. Total revenue was $1.5 million and $4.1 million for the three and nine months ended September 30, 2004, respectively, and income from discontinued operations was approximately $42,000 for the three months ended September 30, 2004, with a loss from discontinued operations of approximately $807,000 for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, total revenue was $2.2 million and $5.7 million, respectively, with income from discontinued operations of approximately $310,000 for the three months ended September 30, 2003 and a loss from discontinued operations of approximately $167,000 for the nine months ended September 30, 2003.

     The carrying amounts of the major classes of assets of the discontinued operations at September 30, 2004 are as follows (in thousands):

September 30,
2004
Property and equipment	$205
Goodwill, net	975

Total assets of discontinued operations	$1,180

     On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division, which the Company purchased as part of the acquisition of iPlace, Inc. (“iPlace”), for $130.0 million in cash to Experian Holdings, Inc. (“Experian”). The transaction closed on April 2, 2002, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $94.1 million after transaction fees and monies paid in settlement of litigation. Pursuant to SFAS No. 144, the unaudited Condensed Consolidated Financial Statements of the Company for all periods presented reflect the disposition of its ConsumerInfo division as discontinued operations. To date, $14.3 million has been recorded as “Gain on disposition of discontinued operations.”

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

     As of September 30, 2004, cash subject to the escrow was $7.3 million. To the extent the escrow is released to the Company, the Company will recognize additional gain on disposition of discontinued operations.

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

     In the first quarter of 2002, the Company revised its estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, the Company revised its estimates related to its contractual obligations and reduced the charge by $459,000. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led the Company to revise those estimates. Because the Company believed in 2002 it would take at least one year longer than it originally estimated to sublease the property and the market rates are projected to be as low as 33% of the Company’s current rent, the Company took an additional $6.5 million charge in the third quarter of 2002. The Company also reduced its estimates for employee termination benefits by $396,000 and its contractual obligations by $339,000. In the fourth quarter of 2003, the Company took an additional charge of approximately $1.3 million for lease obligations and related charges because the Company believed it would take at least one year longer than it originally estimated to sublease the last one third of the San Francisco property and decreased its estimate related to its contractual obligations by $203,000 and employee termination benefits by $10,000. In the first quarter of 2004, the Company increased its estimate for lease obligations and related charges for its San Francisco property by $139,000. As of September 30, 2004, one of the planned 700 employees previously notified of termination has not yet been paid severance.

     In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the fourth quarter of 2003, the Company decreased its estimate for employee termination benefits by $14,000 and increased its estimate for lease obligations and related charges by $46,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased its Canadian lease obligations. As of September 30, 2004, all of the planned 270 employees have been terminated and paid severance.

     In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits by $133,000 and its lease obligations and related charges by $417,000. As of September 30, 2004, all of the planned 190 employees have been terminated and paid severance.

     In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. As of September 30, 2004, all of the planned 95 employees previously notified of termination have been paid severance.

     A summary of activity related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898
Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269
Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202
Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(511)	—	(1,496)	—	10	(1,997)
Change in estimates	(157)	—	919	—	(203)	559
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,610	—	384	12,895
Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	93	—	10,601	—	380	11,074
Cash paid	(54)	—	(1,058)	—	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	—	$9,543	—	376	9,958
Cash paid	(18)	—	(1,005)	—	—	(1,023)

Restructuring accrual at September 30, 2004	$21	$—	$8,538	$—	$376	$8,935

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

     7. Goodwill and Other Intangible Assets

     Goodwill, net, by segment, as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Media services	$1,307	$1,307
Software	11,681	12,656
Print	6,514	6,514

Total	$19,502	$20,477

     Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	September 30, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name, trademarks, websites and brand names	$19,746	$5,132	$19,746	$4,032
Customer lists and relationships	18,786	18,325	18,786	18,081
Purchased technology	9,325	8,187	9,325	6,822
Purchased content	7,631	7,418	7,631	5,248
Porting relationships	1,728	1,677	1,728	1,220
NAR operating agreement	1,578	413	1,578	301
Online traffic	533	533	533	320
Other	5,844	4,160	5,844	3,389

Total	$65,171	$45,845	$65,171	$39,413

     As part of the reclassification of the WyldFyre business as discontinued operations, the Company has reclassified the unamortized goodwill associated with WyldFyre as part of the “Assets of discontinued operations.” The total unamortized balance as of September 30, 2004 and December 31, 2003 was approximately $1.0 million.

     In the third quarter of 2003, specific events and changes in operations of the Company’s business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment included certain business units continuing to perform below management’s expectations. Pursuant to SFAS No. 144 and SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed an impairment analysis. Fair value was determined based on the present value of estimated expected cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $15.7 million in the quarter ended September 30, 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to the Company’s acquisition of its apartments and rentals business, $2.6 million of intangibles and goodwill and property and equipment relating to the acquisition of Computers for Tracts and $1.3 million of prepaid distribution expense.

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

     Amortization expense for intangible assets for the three and nine months ended September 30, 2004 was $2.0 million and $6.4 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2004 (remaining three months)	$1,462
2005	3,588
2006	1,834
2007	1,424
2008	1,424

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

     In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that was considered a related party of the Company until January 2004. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. Each of Cendant and RETT ceased to be a related party of the Company in January 2004. Revenue of $1.3 million related to these transactions was recognized in the three months ended September 30, 2003 and revenue of $5.8 million related to these transactions was recognized in the nine months ended September 30, 2003. Revenue related to these transactions is no longer reflected separately in the unaudited Consolidated Statement of Operations as they are no longer related parties. It is not practical to separately determine the costs of such revenues.

9. Stock-Based Charges

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS No. 123”). Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$—	$373	$—	$1,119
Cost of revenue	—	—	—	16
Sales and marketing	75	446	226	3,719
Product and website development	—	—	—	15
General and administrative	59	29	459	135

	$134	$848	$685	$5,004

     Stock-based charges for the three and nine months ended September 30, 2004 consist of $0.1 million and $0.2 million, respectively, related to vendor agreements with the remainder related to the amortization of restricted stock.

10. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Loss from continuing operations	$(4,615)	$(30,892)	$(13,111)	$(37,430)
Gain on disposition of discontinued operations	—	—	—	2,530
Income (loss) from discontinued operations	42	310	(807)	(167)

Net loss	$(4,573)	$(30,582)	$(13,918)	$(35,067)

Denominator:
Basic and diluted weighted average shares outstanding	145,823	119,418	133,226	118,566

Basic and diluted income (loss) per share:
Continuing operations	$(0.03)	$(0.26)	$(0.10)	$(0.32)
Discontinued operations	0.00	0.00	(0.01)	0.02

Net loss	$(0.03)	$(0.26)	$(0.10)	$(0.30)

     The per share computations exclude preferred stock, options and warrants that are anti-dilutive. The number of shares excluded from the basic and diluted net loss per share computations were 27,177,611 for the three and nine months ended September 30, 2004, and 22,619,700 for the three and nine months ended September 30, 2003.

     11. Segment Information

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

Summarized information, by segment, as excerpted from the internal management reports is as follows (excluding discontinued operations) (in thousands):

	Three Months Ended
	September 30, 2004					September 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$37,151	$5,838	$13,092	$—	$56,081	$35,475	$4,967	$12,482	$—	$52,924
Cost of revenue	6,010	1,849	5,053	205	13,117	7,630	2,194	4,852	330	15,006

Gross profit (loss)	31,141	3,989	8,039	(205)	42,964	27,845	2,773	7,630	(330)	37,918
Sales and marketing	15,024	1,260	5,123	166	21,573	17,987	1,398	5,061	1,176	25,622
Product and website development	2,565	1,578	61	25	4,229	2,707	1,674	90	2	4,473
General and administrative	5,157	838	2,488	14,012	22,495	4,802	680	2,451	8,754	16,687
Amortization of intangible assets	—	—	—	1,990	1,990	—	—	—	5,935	5,935
Litigation settlement	—	—	—	—	—	—	—	—	—	—
Impairment of long-lived assets	—	—	—	—	—	—	—	—	15,664	15,664

Total operating expenses	22,746	3,676	7,672	16,193	50,287	25,496	3,752	7,602	31,531	68,381

Income (loss) from operations	$8,395	$313	$367	$(16,398)	$(7,323)	$2,349	$(979)	$28	$(31,861)	$(30,463)

	Nine Months Ended
	September 30, 2004					September 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$112,490	$17,117	$36,804	$—	$166,411	$107,002	$15,308	$35,837	$—	$158,147
Cost of revenue	18,941	5,410	14,785	629	39,765	23,051	5,858	14,656	1,122	44,687

Gross profit (loss)	93,549	11,707	22,019	(629)	126,646	83,951	9,450	21,181	(1,122)	113,460
Sales and marketing	49,827	4,073	14,577	521	68,998	51,973	5,808	14,264	5,782	77,827
Product and website development	7,824	4,629	181	2	12,636	8,719	5,223	359	19	14,320
General and administrative	14,447	2,385	7,439	27,562	51,833	18,287	2,545	7,790	23,357	51,979
Amortization of intangible assets	—	—	—	6,432	6,432	—	—	—	19,874	19,874
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	27,822	27,822
Restructuring charges	—	—	—	345	345	—	—	—	—	—

Total operating expenses	72,098	11,087	22,197	37,030	142,412	78,979	13,576	22,413	140,454	255,422

Income (loss) from operations	$21,451	$620	$(178)	$(37,659)	$(15,766)	$4,972	$(4,126)	$(1,232)	$(141,576)	$(141,962)

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

     In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included as gain on settlement of distribution agreement in the Consolidated Statement of Operations for the nine months ended September 30, 2003.

     The January 2003 marketing agreement expired on June 30, 2004, and was replaced with an agreement that extends through December 31, 2005.

Settlement of Securities Class Action Lawsuit

     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In July 2002, the Plaintiff filed a consolidated amended class action complaint naming the Company, certain of the Company’s former officers, directors and employees, along with PricewaterhouseCoopers LLP as defendants. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers, directors and employees, certain of the Company’s former officers, directors and employees, and various other parties, including, among others, PricewaterhouseCoopers LLP, as defendants. The amended complaint made various allegations, including that the Company violated federal securities laws, and sought an unspecified amount of damages.

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

     On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order directed that an abbreviated class notice be published and extended the deadline for class members to opt out or submit claims until May 31, 2004. On May 14, 2004, the District Court entered final judgment and an order of dismissal with prejudice as to the Company. The final judgment includes a bar order providing for the maximum protection to which the Company is entitled under the law with respect to all future claims for contribution or indemnity by other persons, whether under federal, state or common law. On June 10, 2004, an objector to the settlement filed a notice of appeal. In his appeal, the objector has raised deficiencies in the notice program for providing notice to class members of the class settlement.

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

     As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the nine months ended September 30, 2003. In addition, the Company agreed to adopt, within thirty days of final judicial approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

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

     On March 7, 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the Securities and Exchange Commission filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company. However, on March 16, 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.

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

Settlement of Derivative Litigation

     In January 2002, Robert Sparaco (“Sparaco”) filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions allege breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The complaint sought an unspecified amount of damages.

     In January 2002, Jeff Joerg (“Joerg”) filed a complaint in Delaware Chancery Court, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleges that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The complaint sought an unspecified amount of damages.

     On January 28, 2004, the Company entered into a settlement to resolve the California Superior Court (Sparaco) and Delaware Chancery Court (Joerg) derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed: to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement upon final judicial approval of the settlement, that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. On March 16, 2004, the United States District Court issued an order approving the Securities Class Action settlement, and on March 26, 2004, the Superior Court approved the consolidated shareholder derivative settlement. In May 2004, the Company paid these fees, and issued the 200,000 shares of common stock in a transaction exempt from registration by Section 3(a)(10) of the Securities Act of 1933. The Company had previously accrued for the expense of the settlement.

Settlement of Other Securities Litigation

     On June 7, 2004, the Company entered into an agreement providing for the settlement of three lawsuits brought against it by certain former shareholders of Top Producer Systems, Inc. (“Top Producer”) in connection with the acquisition of Top Producer in May 2000. Pursuant to this settlement, on July 6, 2004, the Company (i) issued 2,097,984 shares of common stock in satisfaction of the remaining installments of the Company’s purchase price of Top Producer that were due in 2003, 2004 and 2005, (ii) issued 151,064 shares of common stock and paid $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer, and (iii) issued an additional 75,988 shares of common stock in settlement of the various claims. Issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the acceleration of the remaining installments of the purchase price and the issuance of additional stock to settle this dispute, the Company recorded a litigation settlement charge of $793,000 in the nine months ended September 30, 2004.

     On July 6, 2004, the Company settled a lawsuit brought against it by certain former owners and directors of iPlace. Pursuant to this settlement, on July 9, 2004, the Company issued to the plaintiffs 177,631 shares of the Company’s common stock and paid $700,000 in cash. The issuance of the shares in the settlement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company recorded a litigation settlement charge of approximately $1.4 million in the nine months ended September 30, 2004.

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

Contingencies Related to Pending Litigation

     In September 2002, Matt L. Brody (“Brody”) filed a purported class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and certain current and former directors, and certain underwriters, purporting to state claims under Sections 11, 12(a)(2) and 15 of the Exchange Act, alleging that the Company’s January 26, 2000, registration statement contained materially false and misleading statements. The complaint seeks rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court for the Central District of California. In June 2003, Brody filed a petition with the United States Court of Appeals for the Ninth Circuit asking the Ninth Circuit to direct the District Court to vacate its order denying Brody’s motion to remand the action to state court. The Ninth Circuit heard oral arguments on the petition on July 14, 2004, denied the petition by order filed on August 17, 2004, and denied Brody’s subsequent petition for rehearing by order filed on September 28, 2004.

     On August 11, 2003, the District Court issued an order dismissing (without prejudice) Brody’s claims and striking his class action allegations. Brody filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss the amended complaint and to strike the class allegations with prejudice. Separately, Brody’s counsel filed a motion to amend Brody’s complaint to add Ronald Drucker (“Drucker”) as a plaintiff. Brody filed a motion to stay his District Court lawsuit pending final resolution of the Securities Class Action. On July 13, 2004, the Court denied Brody’s motion to stay and by Order Granting Motion to Dismiss, filed August 11, 2004, the District Court dismissed all causes of action against all defendants. On September 2, 2004, Brody filed a notice of appeal from dismissal of the lawsuit.

     Drucker, separately, filed a motion in the Securities Class Action requesting that the class purportedly represented by Brody and Drucker be “carved out” of the settlement of the Securities Class Action. On March 16, 2004, the Court issued an order approving the Securities Class Action settlement and determining that the Brody and Drucker claims would not be “carved out” (See Note 12).

     In November 2002, Gregory C. Pyfrom (“Pyfrom”) filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 there under, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, violations of various other laws and negligent and intentional infliction of emotional distress. The Complaint has been amended several times. The Company answered the Third Amended Complaint, which seeks an unspecified amount of general, exemplary and punitive damages.

     The Court concluded a scheduling conference in the Pyfrom action on June 28, 2004, following which the Court continued the existing stay on discovery, and set a further status conference for September 27, 2004. Pyfrom is a class member in the Securities Class Action Lawsuit and did not opt out of the settlement of that action. The Company filed a motion for judgment on the pleadings or in the alternative for a summary judgment on the principal ground that, under the law, his lawsuit should be dismissed because his claims are barred by the final judgment entered in the Securities Class Action. By Order entered on October 20, 2004, the Court granted the Company’s motion for summary judgment in its favor as to all claims.

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

     Since September 2002, certain of the Company’s former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice (“DOJ”) informed the Company that in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and its cooperation in the SEC’s investigation those agencies would not bring any enforcement action against the Company. Because the SEC and DOJ investigations are ongoing and the Company is committed to cooperating with those investigations, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

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

     On January 21, 2004, the Company filed briefs appealing each of the District Court’s judgments to the Ninth Circuit Court of Appeals. A date for oral argument has not been scheduled.

     On February 27, 2004, the California State Superior Court granted the TIG and Lumbermens’ motions for summary judgment. On July 15, 2004, the Company filed a notice of appeal in both cases.

     The Company is unable to express an opinion at this time as to the outcome of these lawsuits.

Other Litigation

     In June 2000, Dr. Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther, in relation to which Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive 76,949 shares of common stock (on a pre-split basis), and that there is a shortfall of 46,950 shares, pre-split (or 104,375 shares of common stock, post-split) due and owing to him. The Company has filed a motion for summary judgment that was heard on September 21, 2004. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion at this time as to the outcome of this lawsuit.

     In December 2001, Pentawave Inc. filed a suit for fraud, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.

     In June 2002, Tren Technologies Holdings LLC., (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.com. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On May 25, 2004, the Court issued an order dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. On July 8, 2004, the USPTO granted the Request for Reexamination. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. On September 8, 2004, a status conference was held in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.

     On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U. S. Patent No. 5,584,025 pursuant to 35 U.S.C. Section 271. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims seeking declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. On July 8, 2004, the USPTO granted the Request for

Reexamination. The UPSTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Court has stayed this action pending the Reexamination proceeding. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case.

     On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and Department of Justice investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. On March 22, 2004, the Court issued a revised Memorandum of Opinion denying both summary judgment motions and directed the case go to trial. The trial concluded on July 27, 2004. On October 27, 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable attorney’s fees and costs associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s fees in prosecuting the action before the Court. The Company is analyzing the Court’s ruling and considering its options, including a possible appeal of such decision. Accordingly, the Company is unable to express an opinion as to the outcome of this case at this time. Notwithstanding the possibility of the Company prevailing in any such appeal, as a result of the Court’s ruling, the Company has determined that it should establish an accrual of $7.2 million for its estimate of the potential advancement of legal costs of former officers and directors, including Tafeen. The Company will review the amount of the accrual each quarter and determine whether incremental adjustments to the accrual should be made.

     On April 12, 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL and the Company have negotiated a settlement in connection with the DOL’s investigation pursuant to which the Company, without admitting liability, has agreed to (1) convert its account executives to “non-exempt” classifications effective October 11, 2004; and (2) make payments of approximately $1.4 million to 434 current and former account executives for past overtime compensation. These payments were made in October 2004 and have been reflected as sales and marketing expenses for the three and nine months ended September 30, 2004.

     On September 17, 2004, Elizabeth Hathaway filed a class action lawsuit in Los Angeles County Superior Court on behalf of herself and all current and former Account Executives employed by Homestore, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Homestore intends to vigorously defend against Hathaway’s claims. It is the Company’s belief that the amounts paid under the DOL settlement would be applied to any similar claims made by Hathaway so as to offset amounts that might ultimately be awarded to the class.

     On July 29, 2004, the Company received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner. et. al. in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor, Ernst & Young, LLP, alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss.

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

     We have implemented four restructurings during the last three years, the first of which was in the fourth quarter of 2001. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure.

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

Business Trends and Conditions

     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and a severe downturn in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that home builders have not had to spend as much money on advertising, given the strong demand for new houses. Conversely, apartment owners have spent less on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation, housing starts and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

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

     Software segment: In our Software segment, our largest business, Top Producer, introduced a monthly subscription model of an online application in late 2002. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product over the next year. We recently sold our Wyldfyre business that had been a part of this segment and have reclassified the results of this business as discontinued operations for all periods presented.

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

     Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer and Retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our RentNet, HomeBuilder and Welcome Wagon businesses and expect to continue to do so through the remainder of 2004 and much of 2005. We believe that HomeBuilder and RentNet will begin contributing to our overall growth in the second half of 2005. The process of integrating Welcome Wagon into our Media Services businesses will require patience, but could represent a very large market opportunity for us.

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

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 12, “Settlement of Disputes and Litigation,” and Note 13, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from one or more unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our consolidated financial position and results of operations.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue and Related Party Revenue

     Revenue increased approximately $3.2 million, or 6%, to $56.1 million for the three months ended September 30, 2004 from $52.9 million for the three months ended September 30, 2003. The primary reasons for the increase in revenue were increases in the Media Services segment of $1.7 million, the Software segment of $0.9 million and the Print segment of $0.6 million. See the discussion of each segment’s results below.

Cost of Revenue

     Cost of revenue decreased approximately $1.9 million, or 13%, to $13.1 million for the three months ended September 30, 2004 from $15.0 million for the three months ended September 30, 2003. The decrease was primarily due to reductions in royalty expense of $1.8 million and other cost reductions of $0.1 million.

     Gross margin percentage increased to 77% for the three months ended September 30, 2004 compared to 72% for the three months ended September 30, 2003. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $4.0 million, or 16%, to $21.6 million for the three months ended September 30, 2004 from $25.6 million for the three months ended September 30, 2003. The decrease was primarily due to reductions related to our new online marketing agreements of $2.1 million and a reduction in stock based charges of $0.4 million due to the expiration of previous marketing agreements, and other cost reductions of $1.5 million.

     Product and website development. Product and website development expenses decreased approximately $0.3 million, or 7%, to $4.2 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003 primarily due to a decrease in personnel related costs due to our restructuring efforts.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $5.8 million, or 35%, to $22.5 million for the three months ended September 30, 2004 from $16.7 million for the three months ended September 30, 2003. The increase was primarily due to our accrual of $7.2 million for the potential advancement of legal costs of former officers and directors and increases in legal and accounting fees and consulting expenses of $0.3 million primarily due to the costs of complying with Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset by decreases in personnel related costs of $1.0 million due to our restructuring efforts and a $0.7 million reduction in bad debt expense due to improved collections.

     Amortization of intangible assets. Amortization of intangible assets decreased approximately $3.9 million, to $2.0 million for the three months ended September 30, 2004 from $5.9 million for the three months ended September 30, 2003. The decrease in amortization was primarily due to the impairment of intangible assets charged under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets"(“SFAS No. 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets"(“SFAS No. 142”), recorded in the quarter ended September 30, 2003 as well as certain intangible assets becoming fully amortized during 2004.

     Impairment of long-lived assets. In conjunction with business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $15.7 million in the quarter ended September 30, 2003, comprised of impairments of $11.8 million of identifiable intangible assets relating to our apartments and rentals business, $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of Computers for Tracts and $1.3 million of prepaid distribution expense.

     Restructuring charges. There were no changes in estimates recorded for previous restructuring plans and no new restructuring plans were approved during the three months ended September 30, 2004 or September 30, 2003.

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

     In the first quarter of 2002, we revised our estimates related to a lease obligation and reduced the charge by $488,000. During the second quarter of 2002, we revised our estimates related to our contractual obligations and reduced the charge by $459,000. Our original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. We originally estimated that we would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market led us to revise those estimates. Because we believed in 2002 it would take at least one year longer than was originally estimated to sublease the property and the market rates are projected to be as low as 33% of our current rent, we took an additional $6.5 million charge in the third quarter of 2002. We also reduced our estimates for employee termination benefits by $396,000 and our contractual obligations by $339,000. Because we believed it would take at least one year longer than we originally estimated to sublease the last one-third of the San Francisco property, in the fourth quarter of 2003, we took an additional charge of $1,290,000 for lease obligations and related charges. We also decreased our estimate related to our contractual obligations by $203,000 and employee termination benefits by $10,000. In the first quarter of 2004, we increased our estimate for lease obligations and related charges for our San Francisco property by $139,000. As of September 30, 2004, one of the planned 700 employees previously notified of termination has not yet been paid severance.

     In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, we evaluated our original estimates and concluded we must increase our charge for lease obligations by $1.6 million because of a decline in market rates and reduced our estimate for employee termination pay by $242,000. In the fourth quarter of 2003, we decreased our estimate for employee termination benefits by $14,000 and increased our estimate for lease obligations and related charges by $46,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations. As of September 30, 2004, all of the planned 270 employees have been terminated and paid severance.

     In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 I administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, we decreased our estimates regarding employee termination benefits by $133,000 and our lease obligations and related charges by $417,000. As of September 30, 2004, all of the planned 190 employees have been terminated and paid severance.

     In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000. As of September 30, 2004, all of the planned 95 employees previously notified of termination have been paid severance.

A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total
December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
Cash paid	(2,844)	—	(1,222)	—	(1,155)	(5,221)
Change in estimates	—	—	(488)	—	—	(488)
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at March 31, 2002	1,729	—	11,732	—	4,437	17,898
Cash paid	(224)	—	(1,804)	—	(1,249)	(3,277)
Change in estimates	—	—	—	—	(459)	(459)
Sale of a subsidiary	(156)	—	—	—	—	(156)

Restructuring accrual at June 30, 2002	1,349	—	9,928	—	2,729	14,006
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(693)	—	(1,492)	—	(707)	(2,892)
Change in estimates	(638)	—	8,099	—	(339)	7,122

Restructuring accrual at September 30, 2002	1,608	—	18,568	—	1,683	21,859
Cash paid	(1,155)	—	(1,402)	—	(520)	(3,077)

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
Cash paid	(59)	—	(2,127)	—	(327)	(2,513)

Restructuring accrual at March 31, 2003	394	—	15,039	—	836	16,269
Cash paid	(216)	—	(1,671)	—	(180)	(2,067)

Restructuring accrual at June 30, 2003	178	—	13,368	—	656	14,202
Cash paid	(10)	—	(1,181)	—	(79)	(1,270)

Restructuring accrual at September 30, 2003	168	—	12,187	—	577	12,932
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(511)	—	(1,496)	—	10	(1,997)
Change in estimates	(157)	—	919	—	(203)	559
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	901	—	11,610	—	384	12,895
Cash paid	(737)	—	(1,425)	—	(4)	(2,166)
Change in estimates	(71)	—	416	—	—	345

Restructuring accrual at March 31, 2004	93	—	10,601	—	380	11,074
Cash paid	(54)	—	(1,058)	—	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	—	$9,543	—	376	9,958
Cash paid	(18)	—	(1,005)	—	—	(1,023)

Restructuring accrual at September 30, 2004	$21	$—	$8,538	$—	$376	$8,935

     With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at September 30, 2004 will be paid during 2004. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Revenue	$—	$373
Cost of revenue	—	—
Sales and marketing	75	446
Product and website development	—	—
General and administrative	59	29

	$134	$848

     Stock-based charges decreased by $0.7 million to $0.1 million for the three months ended September 30, 2004 from $0.8 million for the three months ended September 30, 2003. The decrease is primarily due to the expiration of certain marketing agreements.

Interest Income (Expense), Net

     Interest income (expense), net, increased $706,000 to a net interest income of $472,000 for the three months ended September 30, 2004, from a net interest expense of $234,000 for the three months ended September 30, 2003, primarily due to the receipt of approximately $350,000 in interest on a security deposit held by the landlord of our corporate headquarters and increases in short-term investment balances and higher interest yields on those balances.

Other Income, Net

     Other income, net was $2.2 million for the three months ended September 30, 2004, compared to other expense, net of $195,000 for the three months ended September 30, 2003 primarily due to a $1.4 million gain realized on the sale of an office building owned by the Company and an $800,000 gain on the sale of assets.

Discontinued Operations

     On October 6, 2004, we entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which we agreed to sell our WyldFyre software business to Wyld for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004. As a result, financial results of Homestore reflect the disposition of its WyldFyre business as discontinued operations. Previously reported results have been reclassified to reflect this presentation. Income from discontinued operations was approximately $42,000 for the three months ended September 30, 2004 and approximately $310,000 for the three months ended September 30, 2003.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended September 30, 2004 and September 30, 2003. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

     Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 11)) (in thousands):

	Three Months Ended
	September 30, 2004					September 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$37,151	$5,838	$13,092	$—	$56,081	$35,475	$4,967	$12,482	$—	$52,924
Cost of revenue	6,010	1,849	5,053	205	13,117	7,630	2,194	4,852	330	15,006

Gross profit (loss)	31,141	3,989	8,039	(205)	42,964	27,845	2,773	7,630	(330)	37,918
Sales and marketing	15,024	1,260	5,123	166	21,573	17,987	1,398	5,061	1,176	25,622
Product and website development	2,565	1,578	61	25	4,229	2,707	1,674	90	2	4,473
General and administrative	5,157	838	2,488	14,012	22,495	4,802	680	2,451	8,754	16,687
Amortization of intangible assets	—	—	—	1,990	1,990	—	—	—	5,935	5,935
Impairment of long-lived assets	—	—	—	—	—	—	—	—	15,664	15,664

Total operating expenses	22,746	3,676	7,672	16,193	50,287	25,496	3,752	7,602	31,531	68,381

Income (loss) from operations	$8,395	313	$367	$(16,398)	$(7,323)	$2,349	$(979)	$28	$(31,861)	$(30,463)

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

     Media Services revenue increased $1.7 million, or 5%, to $37.2 million for the three months ended September 30, 2004, compared to $35.5 million for the three months ended September 30, 2003. An increase of $2.9 million was generated in our Realtor business driven primarily by higher average spending per customer and our Retail business driven by higher effective cost-per-thousand impressions and higher sell-through rates. These increases were partially offset by a reduction in revenue from our HomeBuilder and RentNet businesses. Media Services revenue represented approximately 66% of total revenue for the three months ended September 30, 2004 compared to 67% of total revenue for the three months ended September 30, 2003.

     Media Services expenses decreased by $4.1 million, or 13%, to $28.8 million for the three months ended September 30, 2004, from $33.1 million for the three months ended September 30, 2003. The decrease was primarily due to cost of revenue savings of $1.6 million due to a reduction in royalty expense, sales and marketing savings of $2.7 million due to a reduction in online distribution costs related to new agreements, offset by other operating expense increases of $0.2 million.

     Media Services generated operating income of $8.4 million for the three months ended September 30, 2004 compared to operating income of $2.3 million for the three months ended September 30, 2003. We have announced plans for additional investments in our HomeBuilder and RentNet businesses that could negatively impact our operating income in this segment in the near future.

Software

     Our Software segment is comprised of our Top Producer and Computers for Tracts businesses. We recently sold our Wyldfyre business, which as a result has been reclassified as discontinued operations for all periods presented.

     Software revenue increased $0.9 million, or 18%, to $5.8 million for the three months ended September 30, 2004, compared to $4.9 million for the three months ended September 30, 2003. The increase is due to an increase in revenue from Top Producer as the subscriber base associated with the new online version of the Top Producer product has continued to grow since its launch in the second half of 2002 and has surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 10% of total revenue for the three months ended September 30, 2004 compared to 9% of total revenue for the three months ended September 30, 2003.

     Software expenses decreased $0.4 million, or 7%, to $5.5 million for the three months ended September 30, 2004, compared to $5.9 million for the three months ended September 30, 2003. The decrease was primarily due to reductions in personnel related costs due to our restructuring efforts.

     Software generated operating income of $0.3 million for the three months ended September 30, 2004, compared to an operating loss of $1.0 million for the three months ended September 30, 2003 primarily due to factors outlined above.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue increased $0.6 million, or 5%, to $13.1 million for the three months ended September 30, 2004, compared to $12.5 million for the three months ended September 30, 2003. The increase was generated in our Welcome Wagon business primarily due to an increase in the number of books distributed and an increase in the average revenue per book as advertising spending by local merchants increased. Print revenue represented approximately 23% of total revenue for the three months ended September 30, 2004 compared to 24% of total revenue for the three months ended September 30, 2003.

     Print expenses have remained relatively constant, increasing only $0.2 million, or 2%, to $12.7 million for the three months ended September 30, 2004, compared to expenses of $12.5 million for the three months ended September 30, 2003. Significant cost reductions were implemented during 2003 and although revenue has increased, operating costs have been controlled.

     Print generated operating income of $0.4 million for the three months ended September 30, 2004, compared to a breakeven for the three months ended September 30, 2003 primarily due to increased revenues outlined above. We have announced plans for additional investments in Welcome Wagon that could negatively impact our operating income in this segment in the near future.

Unallocated

     Unallocated expenses decreased $15.5 million, or 49%, to $16.4 million for the three months ended September 30, 2004 from $31.9 million for the three months ended September 30, 2003. The decrease was primarily due to a decrease in impairment of long-lived assets of $15.7 million, amortization of intangibles of $3.9 million, sales and marketing savings of $1.0 million primarily due to a reduction in stock based charges, litigation settlement costs of $1.0 million, and other cost savings of $1.1 million primarily due to the implementation of our restructuring plans in 2003 and overall cost containment measures. These reductions were offset by our $7.2 million accrual for the potential advancement of legal costs of former officers and directors. The reduction in amortization of intangibles is primarily due to the impairment charges taken in 2003 as well as certain intangible assets becoming fully amortized during 2003.

Nine Months Ended September 30, 2004 and 2003

Revenue and Related Party Revenue

     Revenue increased approximately $8.3 million, or 5%, to $166.4 million for the nine months ended September 30, 2004 from $158.1 million for the nine months ended September 30, 2003. The primary reasons for the increase in revenue were increases in the Media Services segment of $5.5 million, an increase of $1.8 million in the Software segment and an increase of $1.0 million in the Print segment. See the discussion of each segment’s results below.

Cost of Revenue

     Cost of revenue decreased approximately $4.9 million, or 11%, to $39.8 million for the nine months ended September 30, 2004 from $44.7 million for the nine months ended September 30, 2003. The decrease was primarily due to reductions in royalty expense of $3.9 million and other cost reductions of $1.0 million.

     Gross margin percentage increased to 76% for the nine months ended September 30, 2004 compared to 72% for the nine months ended September 30, 2003. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $8.8 million, or 11%, to $69.0 million for the nine months ended September 30, 2004 from $77.8 million for the nine months ended September 30, 2003. The decrease was primarily due to reductions in stock based charges of $3.5 million due to the expiration of previous marketing agreements, decreases in personnel related costs of $3.5 million due to our restructuring efforts, a reduction of $1.2 million in depreciation expense due to the sale of certain assets and assets being fully depreciated and other cost reductions of $1.9 million. These decreases were offset by an increase in costs of $1.3 million related to our new online marketing agreements.

     Product and website development. Product and website development expenses decreased approximately $1.7 million, or 12%, to $12.6 million for the nine months ended September 30, 2004 from $14.3 million for the nine months ended September 30, 2003 primarily due to a decrease in personnel related costs due to our restructuring efforts.

     General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $0.1 million to $51.8 million for the nine months ended September 30, 2004 from $51.9 million for the nine months ended September 30, 2003. The decrease was primarily due to decreases in personnel related costs of $6.5 million due to our restructuring efforts, decreases in bad debt expense of $2.2 million due to improved collections and other cost reductions of $1.0 million. These decreases were offset by our accrual of $7.2 million for the potential advancement of legal costs of former officers and directors and increases in legal and accounting fees and consulting expenses of $2.4 million primarily due to shareholder litigation costs and the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     Amortization of intangible assets. Amortization of intangible assets was $6.4 million for the nine months ended September 30, 2004 compared to $19.9 million for the nine months ended September 30, 2003. The decrease in amortization was primarily due to the impairment of intangible assets charged under SFAS No. 142 and SFAS No. 144, recorded during 2003 as well as certain intangible assets becoming fully amortized during 2004.

     Litigation Settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 12, “Settlement of Disputes and Litigation”, we recorded a litigation settlement charge of $2.2 million in our operating results for the nine months ended September 30, 2004 compared to $63.6 million related to the settlement of the Securities Class Action Lawsuit for the nine months ended September 30, 2004.

     Impairment of long-lived assets. In conjunction with business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $15.7 million in the nine months ended September 30, 2003 comprised of impairments of $11.8 million of identifiable intangible assets relating to our apartments and rentals business, $2.6 million of intangibles, goodwill and property and equipment relating to the acquisition of Computers for Tracts and $1.3 million of prepaid distribution expense.

     In conjunction with the settlement of the dispute with Cendant we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer had value to the Company, and accordingly, we recorded an impairment charge of $12.2 million in our operating results for the nine months ended September 30, 2003.

     Restructuring charges. Restructuring charges were $345,000 for the nine months ended September 30, 2004 as a result of changes in exchange rates increasing our Canadian lease obligation. There were no changes in estimates recorded for previous restructuring plans during the nine months ended September 30, 2003, and there were no new restructuring plans approved during this period.

     Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Revenue	$—	$1,119
Cost of revenue	—	16
Sales and marketing	226	3,719
Product and website development	—	15
General and administrative	459	135

	$685	$5,004

     Stock-based charges decreased by $4.3 million to $0.7 million for the nine months ended September 30, 2004 from $5.0 million for the nine months ended September 30, 2003. The decrease is primarily due to the expiration of certain marketing agreements.

Interest Income (Expense), Net

     Interest income (expense), net, increased $702,000 to an income of $414,000 for the nine months ended September 30, 2004, from net expense of $288,000 for the nine months ended September 30, 2003, primarily due to the receipt of approximately $350,000 in interest on a security deposit held by the landlord of our corporate headquarters and increases in short-term investment balances and higher interest yields on those balances.

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

Other Income, Net

     Other income, net was $2.2 million for the nine months ended September 30, 2004 compared to $749,000 for the nine months ended September 30, 2003 due primarily to a $1.4 million gain realized on the sale of an office building owned by the Company and an $800,000 gain on the sale of other assets. Other income, net of $749,000 for the nine months ended September 30, 2003 consists primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters.

Discontinued Operations

     On October 6, 2004, we entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which we agreed to sell our WyldFyre software business to Wyld for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004. As a result, the financial results of Homestore reflect the disposition of its WyldFyre business as discontinued operations. Previously reported results have been reclassified to reflect this presentation. The loss from discontinued operations was approximately $807,000, for the nine months ended September 30, 2004 compared to a loss from discontinued operations of approximately $167,000 for the nine months ended September 30, 2003.

     On April 2, 2002, we sold our Consumer Info division for $130.0 million in cash to Experian Holdings, Inc. In accordance with SFAS No. 144, the unaudited Condensed Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the nine months ended September 30, 2003, as a result of the receipt of cash and stock valued at $230,000 released from our escrow related to our purchase of iPlace, Inc. and the receipt of $2.3 million in cash from our escrow related to the sale of our ConsumerInfo division.

Income Taxes

     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the nine months ended September 30, 2004 and September 30, 2003. As of December 31, 2003, we had $872.6 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Segment Information

     Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 11)) (in thousands):

	Nine Months Ended
	September 30, 2004					September 30, 2003
	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total
Revenue	$112,490	$17,117	$36,804	$—	$166,411	$107,002	$15,308	$35,837	$—	$158,147
Cost of revenue	18,941	5,410	14,785	629	39,765	23,051	5,858	14,656	1,122	44,687

Gross profit (loss)	93,549	11,707	22,019	(629)	126,646	83,951	9,450	21,181	(1,122)	113,460
Sales and marketing	49,827	4,073	14,577	521	68,998	51,973	5,808	14,264	5,782	77,827
Product and website development	7,824	4,629	181	2	12,636	8,719	5,223	359	19	14,320
General and administrative	14,447	2,385	7,439	27,562	51,833	18,287	2,545	7,790	23,357	51,979
Amortization of intangible assets	—	—	—	6,432	6,432	—	—	—	19,874	19,874
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Impairment of long-lived assets	—	—	—	—	—	—	—	—	27,822	27,822
Restructuring charges	—	—	—	345	345	—	—	—	—	—

Total operating expenses	72,098	11,087	22,197	37,030	142,412	78,979	13,576	22,413	140,454	255,422

Income (loss) from operations	$21,451	$620	$(178)	$(37,659)	$(15,766)	$4,972	$(4,126)	$(1,232)	$(141,576)	$(141,962)

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

     Media Services revenue increased approximately $5.5 million, or 5%, to $112.5 million for the nine months ended September 30, 2004, compared to $107.0 million for the nine months ended September 30, 2003. An increase of $8.9 million was generated in our Realtor business driven primarily by higher average spending per customer and our Retail business driven by higher effective cost-per-thousand impressions and higher sell-through rates. These increases were partially offset by a reduction in revenue from our HomeBuilder and RentNet businesses. Media Services revenue represented approximately 68% of total revenue for each of the nine-month periods ended September 30, 2004 and September 30, 2003.

     Media Services expenses decreased by $11.0 million, or 11%, to $91.0 million for the nine months ended September 30, 2004, from $102.0 million for the nine months ended September 30, 2003. The decrease was primarily due to decreases in personnel related costs of $3.9 million due to our restructuring efforts, cost of revenue savings of $3.4 million due to a reduction in royalty expense, general and administrative savings of $3.1 million due to improved collections resulting in lower bad debt expense, and other operating expense reductions of $0.6 million.

     Media Services generated an operating income of $21.5 million for the nine months ended September 30, 2004 compared to operating income of $5.0 million for the nine months ended September 30, 2003. We have announced plans for additional investments in our HomeBuilder and RentNet businesses that could negatively impact our operating income in this segment in the near future.

Software

     Our Software segment is comprised of our Top Producer and Computers for Tracts businesses. We recently sold our Wyldfyre business, which as a result has been reclassified as discontinued operations for all periods presented.

     Software revenue increased $1.8 million, or 12%, to $17.1 million for the nine months ended September 30, 2004, compared to $15.3 million for the nine months ended September 30, 2003. The increase was generated by the Top Producer business as the subscriber base associated with the new online version of the Top Producer product has continued to grow since its launch in the second half of 2002 and has surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 10% of total revenue for each of the nine-month periods ended September 30, 2004 and September 30, 2003.

     Software expenses decreased $2.9 million, or 15%, to $16.5 million for the nine months ended September 30, 2004, compared to $19.4 million for the nine months ended September 30, 2003. The decrease was primarily due to reductions in personnel related costs due to our restructuring efforts.

     Software generated operating income of $0.6 million for the nine months ended September 30, 2004, compared to an operating loss of $4.1 million for the nine months ended September 30, 2003 primarily due to factors outlined above.

Print

     Our Print segment is comprised of our Welcome Wagon and Homestore Plans and Publications businesses.

     Print revenue increased $1.0 million, or 3%, to $36.8 million for the nine months ended September 30, 2004, compared to $35.8 million for the nine months ended September 30, 2003. The increase is primarily due to an increase in revenue from Welcome Wagon associated with the new Pinpoint product launched in early 2003. Print revenue represented approximately 22% of total revenue for each of the nine-month periods ended September 30, 2004 and September 30, 2003.

     Print expenses remained flat at $37.0 million for the nine months ended September 30, 2004 and the nine months ended September 30, 2003.

     Print generated an operating loss of $0.2 million for the nine months ended September 30, 2004, compared to an operating loss of $1.2 million for the nine months ended September 30, 2003 primarily due to the revenue increases outlined above. We have announced plans for additional investments in Welcome Wagon that could negatively impact our operating income in this segment in the near future.

Unallocated

     Unallocated expenses decreased $103.9 million, or 73%, to $37.7 million for the nine months ended September 30, 2004 from $141.6 million for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in litigation settlement charges of $61.4 million, impairment of long-lived assets of $27.8 million, amortization of intangibles of $13.4 million, sales and marketing savings of $5.3 million primarily due to reduced stock based charges, and other costs of $3.2 million primarily related to a reduction in operating expenses due to the implementation of our restructuring plans in 2003. These reductions were offset by our $7.2 million accrual for the potential advancement of legal costs of former officers and directors. The reduction in amortization of intangibles is primarily due to the impairment charges taken in 2003 as well as certain intangible assets becoming fully amortized during 2004.

Liquidity and Capital Resources

     Net cash provided by continuing operating activities of $7.8 million for the nine months ended September 30, 2004 was attributable to the net loss from continuing operations of $13.1 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $13.9 million.

Increasing the cash provided by operations were variances in operating assets and liabilities of $7.0. Due to the impact of our restructuring efforts in 2003 and 2002, and the impairment and litigation settlement charges, the cash flow from operations for the nine months ended September 30, 2003 is not comparable to our current results. Net cash used in continuing operating activities was $26.4 million for the nine months ended September 30, 2003.

     Net cash used in investing activities of $10.5 million for the nine months ended September 30, 2004 was primarily attributable to capital expenditures due to the implementation of our new enterprise reporting system and purchases of other technology servers of $3.9 million and net purchases of short-term investments of $12.6 million offset by proceeds of $6.0 million from the sale of certain real property owned by the Company. Net cash used in investing activities of $26.3 million for the nine months ended September 30, 2003 was attributable to capital expenditures primarily due to the implementation of our new enterprise reporting system of $6.6 million and the purchase of short-term investments of $21.0 million partially offset by the sale of assets of $1.3 million.

     Net cash provided by financing activities of $3.3 million for the nine months ended September 30, 2004 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan. Net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2003 was also the result of the exercise of stock options, warrants and share issuances under employee stock purchase plan of $2.2 million.

     Since inception, we have incurred losses from operations and have reported negative operating cash flows. As of September 30, 2004, we had an accumulated deficit of $2.0 billion and cash and short-term investments of $48.0 million. We have also stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2003. Our contractual obligations have not changed materially from December 31, 2003. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.

     Long term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 12, “Settlement of Disputes and Litigation” and Note 13, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.

Recent Accounting Developments

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, or FIN 46. FIN 46 provides guidance for determining whether and how to consolidate variable interest entities, or VIEs. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees and other instruments whose values change with changes in the VIEs assets. Any of these instruments may require its holder to consolidate the VIE. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until March 31, 2004. The adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our financial position, results of operations, or financial statement disclosures.

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

     Except for the first quarter of 2003, for which we experienced a net profit due to a one-time non-cash gain on the settlement of a distribution agreement, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $47.1 million, $163.4 million, and $1.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. As of September 30, 2004, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our subscription revenues from broker, agent, HomeBuilder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of September 30, 2004, we had approximately $21.3 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

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

     Following the December 2001 announcement of the discovery of accounting irregularities, approximately 20 lawsuits claiming to be class actions and six lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of our former officers, directors and employees by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System has been named lead plaintiff, or the “Plaintiff”, in the consolidated shareholder lawsuits against us. In November 2002, the Plaintiff filed a first amended consolidated class action complaint, or Securities Class Action Lawsuit, naming us, certain of our current officers, directors and employees, certain of our former officers, directors and employees and various other parties, including among others PricewaterhouseCoopers LLP, as defendants. The amended complaint makes various allegations, including that we violated federal securities laws, and seeks an unspecified amount of damages.

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

     On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. A final hearing on the settlement was held on January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement as fair, adequate and reasonable, but directing additional briefing on two issues: (l) whether certain objectors’ proposal to “carve out” certain claims from the settlement is feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order directed that an abbreviated class notice be published and extended the deadline for class members to opt out or submit claims until May 31, 2004. On May 14, 2004, the District Court entered final judgment and an order of dismissal with prejudice as to the Company. The final judgment includes a bar order providing for the maximum protection to which the Company is entitled under the law with respect to all future claims for contribution or indemnity by other persons, whether under federal, state or common law. On June 10, 2004, an objector to the settlement filed a notice of appeal. In his appeal, the objector has raised deficiencies in the notice program for providing notice to class members of the class settlement.

     As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In October 2003, we placed $10.0 million in escrow upon preliminary approval by the U.S. District Court, with the additional $3.0 million paid in April 2004. Following final judicial approval of the settlement, the $13.0 million and 20.0 million shares of newly issued common stock will be distributed to the class. The issuance of the shares will be exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, we recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. In addition, we have agreed to adopt, within thirty days of final approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. We will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by us. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against us. We are aware that several persons who purportedly acquired our shares during the class period of January 1, 2000 through December 21, 2002, representing less than 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.

     There are still additional risks to the Company related to the Securities Class Action Lawsuit. These risks include the pending appeal of the United States District Court’s order approving the settlement, suits by persons who elect to be excluded from the settlement or whose claims against the Company may not be discharged or barred by the settlement.

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

     Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. One of our former officers filed a lawsuit against us seeking to recover expenses incurred, plus further expenses and liabilities that he may incur, in connection with the SEC and Department of Justice investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Note 13 of Item 1, “Commitments and Contingencies”. On October 27, 2004, the Court ruled that we are obligated to advance all reasonable attorney’s fees and costs to that former officer. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may also seek recovery of those amounts from us. Although we may appeal the decision, we have established a $7.2 million accrual for our estimate of those expenses through September 2004. We may have to spend this amount and more indemnifying these officers and directors or paying for damages that they may incur. Our financial condition could be materially and adversely affected if we have to make these payments for indemnification.

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

     Since September 2002, certain of our former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice informed us that, in light of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against us. Because the SEC and DOJ investigations are ongoing and we are committed to cooperating with those investigations, we will likely continue to incur additional costs related to the investigation and management time and attention may be diverted until the investigation concludes.

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

     A controls system, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, within a company will be detected. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In connection with the evaluation required by Exchanges Act Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, concluded that no significant changes in our internal control over financial reporting occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

     To respond specifically to these matters, to assure that these matters do not adversely affect our disclosure controls and to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we have commenced an overall review of our internal controls over financial reporting. As part of the assessment of our internal controls, with the assistance of outside consultants, we continue to review, evaluate and remediate our internal processes in order to strengthen and establish greater uniformity in their application. As a result of these steps, we intend to continue to refine our internal control processes on an ongoing basis. With respect to the financial close process, we have reviewed key procedures and have realigned those procedures to improve the efficiency and accuracy of the process as well as provide enhanced evidence of timely reconciliations and reviews.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 12, “Settlement of Disputes and Litigation,” and Note 13, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Part I to this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-Qs for the quarters ended March 31, 2004 and June 30, 2004. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The settlement of the lawsuits brought by former shareholders of Top Producer described in Note 12, “Settlement of Disputes and Litigation – Settlement of Other Securities Litigation,” to our unaudited Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q included the issuance of 2,325,036 shares of our common stock to former shareholders and employees of Top Producer in exchange for their claims against Homestore. The settlement was approved by the Superior Court of California, County of Los Angeles, in June 2004, and the shares were issued on July 6, 2004. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act.

     The settlement of the lawsuit brought by certain former owners and directors of iPlace described in Note 12, “Settlement of Disputes and Litigation – Settlement of Other Securities Litigation,” to our unaudited Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q included the issuance of an aggregate of 177,631 shares of our common stock to the plaintiffs in exchange for their claims against Homestore. The settlement was approved by the United States District Court for the Central District of California, Western Division, in July 2004, and the shares were issued on July 9, 2004. The shares of common stock were issued without registration in reliance upon the exemption provided by Section 3(a)(10) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     Exhibits

10.1	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

	By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

	By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Date: November 5, 2004		Chief Financial Officer

 40

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 41