Form 10-K
period 2004-12-31
HOMESTORE INC
filed 2005-03-11
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004*	$500,696,146
Number of shares of common stock outstanding as of February 28, 2005.	147,097,528

*	Based on the closing price of the common stock of $3.99 per share on that date, as reported on The NASDAQ National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
          In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2005 Annual Meeting of Stockholders is incorporated by reference into Part III.

HOMESTORE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004
INDEX

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	105

PART III
Item 10.	Directors and Executive Officers of the Registrant	105
Item 11.	Executive Compensation	105
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105
Item 13.	Certain Relationships and Related Transactions	105
Item 14.	Principal Accounting Fees and Services	105

PART IV
Item 15.	Exhibits, Financial Statement Schedules	105
SIGNATURES		111
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 23.03
EXHIBIT 23.04
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02
EXHIBIT 99.01
EX-10.55
EX-21.01
EX-23.01
EX-23.02
EX-23.03
EX-23.04
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01

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
      Homestore, Inc. (“Homestore” or “we”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, based on the number of visitors, time spent on our websites and number of property listings. We provide a wide variety of information and tools for consumers and are a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.
      Our consumer websites include REALTOR.com®, HomeBuilder.comtm, RENTNET.com®, SeniorHousingNet® and Homestore.com®. We also provide software and related services to real estate industry professionals and provide printed advertising and home plan products to pre-move and post-move consumers.
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
      We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com®, Inc. In May 2002, we changed our name to Homestore, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history, including information regarding the difficult challenges we have faced since our discovery of accounting irregularities in late 2001. Our corporate headquarters are in Westlake Village, California.

Our Vision
      Our vision statement incorporates the provision of products and services to consumers, real estate professionals and advertisers prior to, during and immediately following a move:
“We create media and technology solutions
to promote and connect
Real Estate Professionals and other Advertisers
to Consumers
before, during and after a move.”

Our Operating Segments
      As of the beginning of 2003, we realigned our business to ensure that each of our products and services directly support this vision. We operate under three business segments: Media Services, Software and Print, which for the year ended December 31, 2004 represented approximately 69%, 8% and 23% of our revenue, respectively.
      Media Services. Media Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, RENTNET.com®, Seni-

orHousingNet®.com and Homestore.com® websites. Our revenue is derived from a variety of advertising services, including enhanced listings, banner ads, sponsorships, integrated content and text-based links and rich media applications which we sell to those businesses interested in reaching our targeted audience.
      Software. Software includes our customer relationship management applications for REALTORS® offered through our Top Producer® business. This segment previously included Wyldfyretm and Computers for Tracts, which were both sold in the fourth quarter of 2004 and are reflected in discontinued operations for all periods presented in this Form 10-K.
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

Industry Relationships
      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR; the National Association of Home Builders, or NAHB; hundreds of Multiple Listing Services (“MLS”); the Manufactured Housing Institute, or MHI; and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners and managers. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate NAHB’s official website, HomeBuilder.comtm. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.
      National Association of REALTORS®. The NAR is the largest trade association in the United States that represents real estate professionals. NAR consists of residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.1 million members as of December 2004.
      National Association of Home Builders. The NAHB is the second-largest real estate trade association in the United States. As of December 31, 2004, NAHB had approximately 220,000 members. Approximately one-third of NAHB’s members are home builders and/or remodelers and the remainder work in closely related fields within the residential real estate industry such as mortgage, finance, building products and building services, including subcontractors.
      Manufactured Housing Institute. The MHI is a nonprofit national trade association representing all segments of the manufactured housing industry, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2004, the MHI had approximately 315 corporate members, and 53 state associated members.
      Multiple Listing Services. MLSs operate networks that provide real estate professionals with listings of properties for sale and are typically regulated by a governing body of local brokers and/or agents. There are approximately 900 MLSs nationwide that aggregate local property listings by geographic location.

Leading Consumer Websites
      The Homestore network of websites includes REALTOR.com®, the official site of NAR; HomeBuilder.comtm, the official new home listing site of NAHB; RENTNET.com®, an apartment, corporate housing and self-storage resource; SeniorHousingNet®.com, a comprehensive resource for seniors; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities.
      Collectively, the Homestore network of websites attracts approximately 9 million unique users per month, according to January 2005 data obtained from third-party Internet traffic auditor comScore Media Metrix. January is seasonally one of the highest traffic months for each of our sites. The typical visitor to the Homestore network visits us more than two times per month and spends approximately 33 minutes per month on our sites. Individually, REALTOR.com®, our flagship site, is the Internet’s No. 1 real estate site with approximately 6.3 million unique users recorded in January 2005, according to comScore. REALTOR.com® visitors spend a great deal of time browsing home listings — approximately 45 minutes per unique user in a typical month. HomeBuilder.comtm is the No. 1 Internet destination for gathering information and contacting home builders related to newly constructed and to-be-built homes, having attracted approximately 692,000 unique users in January 2005. RENTNET.com® is a leading apartment website, having attracted approximately 1.5 million unique users in January 2005. Homestore.com®, which comprises all of our consumer traffic not directed to one of our three largest property sites, attracted approximately 2.8 million unique users in January 2005.
      We are the exclusive provider of national property listings across America Online, or AOL, The Microsoft Network, or MSN, Netscape, CompuServe and Digital City and are the exclusive provider of new homes and apartments listings on YAHOO!. In addition, we distribute moving and home and garden content for a home and real-estate related channel on AOL and provide AOL’s over 22.7 million domestic subscribers an online area to find home-related information, tools and services. Other significant portal relationships for the Homestore network include The Excite Network, Inc., iWon.com, Internet Broadcast Systems, Inc. and its websites for 61 local network-affiliated TV stations, and United Online through its NetZero and Juno brands.
      REALTOR.com®. The REALTOR.com® website offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. The REALTOR.com® website includes a directory of approximately 1.1 million REALTORS® to help guide buyers and sellers through the real estate transaction process. For buyers, there is a searchable database of approximately 2.0 million existing homes for sale. For sellers, there are tools and information about understanding the value of their home, preparing the home for sale, listing and advertising the home and completing the sale. We receive listing content from over 900 MLSs across the United States. Our property listings typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines. In addition, we offer consumers information and tools on mortgages, home affordability, the offer process, applying for a loan, closing the purchase, planning the move and neighborhood profiles.
      HomeBuilder.comtm. The HomeBuilder.comtm website offers consumers a comprehensive resource for information on builders as well as information on newly built homes and housing plans. We aggregate information on more than 66,000 new and model homes for sale throughout more than 6,500 new home communities and planned developments throughout the United States. Homebuyers can browse through our database under three types of search queries: new homes, builders and manufactured homes. In addition to offering this information, we also provide consumers with community profiles and the ability to send detailed requests to builders via electronic mail, telephone or fax for further information on particular properties.
      RENTNET.com®. The RENTNET.com® website provides consumers with a large and comprehensive rental housing database. As of December 31, 2004, our rental housing database consisted of more than 40,000 properties, representing approximately 5.5 million apartment units located in more than 5,500 cities nationwide. Our database also includes corporate housing and self storage listings. We also provide consumers with information relating to moving services, renter’s insurance and neighborhood profiles. Additionally, consumers can create personalized moving checklists and receive email reminders.
      SeniorHousingNet®.com. Our Senior Housing website offers a database of senior housing listings, independent living, assisted living, nursing homes, continuing care and alzheimer’s care. The channel also contains content, tools and guides to assist users in selecting suitable housing and care types, together with information on health and wellness.
      Homestore.com®. As a complete home-information resource, Homestore.com® offers a wide range of content on a variety of home related topics including mortgage financing, moving, and home and garden. The site utilizes content prepared by our in-house editorial staff as well as information obtained and displayed through third-party relationships. The Homestore.com® site is organized into three primary channels:

•	Homestore Home Finance. Our Home Finance channel contains information and decision support tools that help consumers understand and satisfy their home financing and mortgage needs. A variety of content, tools, and interactive guides are available to help consumers with mortgages, loans, credit, insurance, legal matters and taxes. Additionally, consumers have access to our “Find a Lender” directory, which provides access to a variety of lending professionals.

•	Homestore Moving. Our Moving channel contains content, tools and interactive guides for consumers moving to new homes or relocating to another community. We also offer a database of self-serve storage locations across the country. These resources provide movers with custom moving quotes and other resources necessary for making moving decisions, such as salary calculators, school reports and neighborhood information.

•	Homestore Home & Garden. Our Home & Garden channel is an online resource for consumers seeking to make improvements to their existing home, including remodeling, home improvement, landscaping and home maintenance needs. It provides an online resource for consumers seeking decorating ideas and information. The channel includes information for planning, budgeting and visualizing options, as well as specific advice on a room-by-room basis. The channel is designed to help consumers locate qualified professionals as well as provide them with do-it-yourself information.

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
Products and Services
      Most of our revenue, including a substantial majority of our Media Services and Print segments, is derived from subscription-based advertising services. The revenue of our Software segment is derived primarily from subscriptions to an online contact management software service. See Note 13, “Segment Information,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for financial information by segment. Our sales force consists of a combination of internal phone-based associates and field sales personnel.

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
      Our services enable real estate professionals to manage their online content and branding presence through a personal or corporate website, and to use our listing enhancements such as multiple photos; virtual tours and printable brochures. We also enable real estate professionals to market themselves and their properties directly to potential buyers whose search criteria match a set of listing criteria specified by the real estate professional. We also design, host, and maintain personal and corporate websites for real estate professionals.
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
      During 2003, we changed the way we offer many of our services to customers, including a particularly significant change to our REALTOR® service offering. Historically, we required our REALTOR® customers to purchase a templated website, or homepage, in order to connect themselves to their listings displayed on REALTOR.com®. These templated website and listing enhancements were generally offered at the same price in different markets and did not provide for differential pricing based on the advertising value delivered to the customer. Beginning in the second quarter of 2003, we began to offer these services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run. This change was intended to permit us to compete more effectively with traditional offline media products. Customers may still purchase our templated website service, but it is no longer required in order to benefit from the media value of REALTOR.com®. Our implementation of these changes was completed during the second quarter of 2004.
      We offer the following services through our Media Services segment:
      Classified Advertising. We offer a number of classified advertising opportunities throughout our network of websites, primarily in the form of property listing enhancements on REALTOR.com®, HomeBuilder.comtm, and RENTNET.com® websites.

•	Enhanced Listings. A major service offering for real estate agents and brokers is the enhancement of property listings. As the official website of the NAR, we present basic MLS property listings on the REALTOR.com® website at no charge to NAR members. For a fee we offer our professional customers the ability to enhance their listings by adding their own personal promotion in the forms of custom copy, photographs, text effects, links to their homepage and more.

•	Virtual Tours. As a separate listing enhancement product to the REALTOR.com® suite of services, Homestore offers two virtual tour solutions. Hometour360 allows customers to create, host and distribute media rich virtual tours powered by industry leading image technologies IPIX and iseemedia. The new PicturePath Link solution allows other virtual tour products, purchased by our customers, to be distributed to REALTOR.com® in their full featured format.

•	Online Brochures. Our primary service for rental, corporate housing and senior housing property owners and managers is an online brochure displayed on our RENTNET.com® website. We also offer a similar service to our home builder customers for display on our HomeBuilder.comtm website. Our online brochures include property photos, floor plan images, virtual tours, unit descriptions, community descriptions, interactive mapping, driving directions and links to property owners’ or managers’

websites. A variety of enhancements are also available to assist in increasing the visibility of specific properties to our online audience.

      Display Advertising. A variety of online display advertising in the form of banners, vertical “skyscraper” ads, and other Internet Advertising Bureau, or IAB, standard ad sizes can be purchased for placement throughout the Homestore network of websites by companies or individuals wishing to reach the largest and most targeted real estate-oriented audience. While companies currently make up the majority of our display advertising customers, we also offer a number of unique display advertising opportunities to individual real estate professionals to brand themselves online to consumers in their local market. Advertisers can also purchase custom advertising units on our websites, including text-based links and rich media products. We offer advertisers branding and lead generation opportunities on both fixed and variable bases, with most of our advertising relationships tied to audience size.

•	Featured Homestm. Featured Homestm allows our REALTOR® customers to more prominently display their property listings on the REALTOR.com® website during geographically targeted property searches by consumers. Properties featured through the Featured Homestm product are viewed first in any search of their respective zip codes.

•	Featured Agenttm. Featured Agenttm allows agents to promote themselves and their services on REALTOR.com® to a geographically targeted real estate audience.

•	Featured Companytm. Featured Companytm allows brokers to promote themselves and their services to a geographically targeted real estate audience on REALTOR.com®.

•	Featured Buildertm. Featured Buildertm allows builders to promote themselves and their services to a geographically targeted real estate audience on HomeBuilder.comtm.

•	Sponsorships. Sponsorships allow advertisers to maximize their exposure on our websites by featuring fixed “buttons” or other prominent placements on certain pages on our websites. These advertisements present users with the opportunity to click-through directly to the advertiser’s site. Sponsorships may also include other advertising components such as content or online advertisements.
      Directory Listings. Advertisers can purchase placement in our online directories. Our network of websites includes directories of REALTORS®, home builders, lenders, and self-service storage facilities. We believe our directory services offer advertisers the opportunity to reach qualified consumers based upon the targeted audience that visits our websites and are a cost-effective way for professionals to generate leads from online consumers.
      Websites. Our website service is comprised of templated and custom websites for individuals as well as companies. We build websites based either on an á la carte features and functionality basis or bundled with pre-selected features based on industry segments, including websites designed specifically for REALTORS®, brokers, builders and manufactured housing retailers. For customers seeking websites with specialized features and expanded functionality, we design and build customized websites. In addition to the design and set-up of the websites, we also offer hosting and maintenance services.

•	One Placetm. One Placetm is a suite of services, including a website, that integrates with an interactive voice response system that is linked to a pager network. One Placetm enables REALTORS® to be paged when a potential homebuyer or homeseller submits an inquiry about a specific property listing. Additionally, if a prospective buyer contacts the REALTOR® after viewing a “for sale” sign, the interactive voice response system will provide the consumer with details about the property and then page the REALTOR® with a notification of the caller’s telephone number and the property listing for which the consumer has inquired.

Software Segment
      Our software business now consists solely of Top Producer®, which provides software solutions and related services to real estate professionals. WyldFyre and CFT, two other businesses formerly in this segment, were sold in the fourth quarter of 2004 and their results have been classified as discontinued operations for all periods presented.
      Top Producer® is the leading client management and marketing software specific to real estate agents. Top Producer®’s line of desktop and web-based applications features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization for Palm devices and notebook computers. Products are co-branded for some of the country’s largest franchise brands, such as RE/ MAX, Keller Williams, and GMAC. This was sold exclusively as a desktop application until the fourth quarter of 2002. Our historical Top Producer® desktop products have an installed customer base of more than 100,000 agents. Top Producer® is now offered as an online application that is purchased through a monthly or annual subscription.

Print Segment
      Welcome Wagon®. Welcome Wagon® offers local and national merchants the opportunity to reach movers through targeted direct mail services.

•	New Mover Program. The New Mover Program integrates local merchant advertiser information into a welcome gift delivered through the mail to new homeowners shortly after their move. The welcome gift contains a customized neighborhood address book with exclusive merchant advertiser listings as well as coupons and special offers from local advertisers. Additionally, local advertisers receive the names and contact information of the new homeowners in their selected area that have received the welcome gift. This allows local merchants the opportunity to continue to build their relationship with these new homeowners through their own direct marketing initiatives. This service is sold to merchants on an annual subscription basis. Additionally, Welcome Wagon® offers local merchants solo marketing opportunities through its Pinpoint Mail product, which is sold on a per mailing basis.

•	Early Advantage. Launched in the fourth quarter of 2004, Early Advantage is a shared direct mail product for advertisers to reach new movers at their existing addresses prior to their actual move.
      Homestore Plans and Publications. Homestore Plans and Publications offers both consumers and building professionals the ability to browse, select, modify and purchase new home designs and project plans from one of the largest selections of home plans and project plans available. Homestore Plans and Publications has business relationships with many designers that provide us the right to sell the designers’ home plans directly to consumers and building professionals. These plans are sold through magazines that are distributed at leading retailers and newsstands nationwide and through our website, Homeplans.com. The Internet has become an increasingly important channel of distribution for the sale of home plans, and our Home Plans website is one of the most heavily trafficked websites in the home plans category, distributing its home plan content through approximately 300 affiliate partner sites.
Competition
      We face competition in each segment of our business.

Media Services Segment
      We compete with a variety of online companies and websites providing real estate content that sell classified advertising opportunities to real estate professionals and sell display advertising opportunities to other advertisers, including real estate professionals, seeking to reach consumers interested in products and services related to the home and real estate. We also compete with websites that attract consumers by offering rebates for home purchases or rental leases, and then charge the real estate professional who performed the transaction a referral fee for the introduction. However, these sites generally have a limited amount of real estate content and an even more limited directory of qualified REALTORS®. Other online competitive models include pure lead generation models and paid search models.
      Our primary competitors for online real estate advertising dollars include InterActiveCorp, HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), and HomeGain.com, Inc. In

addition, RENTNET.com® faces competition from ApartmentGuide.com, Rent.com, ForRent.com and Apartments.com, and our HomeBuilder.comtm website competes directly with NewHomeGuide.com and NewHomeSource.com. Our Homestore.com® website also faces competition from general interest consumer websites that offer home, moving and finance content, including MonsterMoving.com (a division of Monster Worldwide, Inc.) and ServiceMagic, Inc. (a division of InterActiveCorp).
      Newspapers and home/apartment guide publications are the two primary offline competitors to our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. Although approximately 74% of all homebuyers use the Internet to search for homes (according to the NAR), real estate professionals currently spend only a small percentage of their marketing budget to display their listings on the Internet. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications Inc., have extended their media offerings to include an Internet presence. We must continue to work to shift more real estate advertising dollars online if we are to successfully compete with newspapers and real estate guides.

Software Segment
      Our Top Producer® business faces competition from Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer® also competes with horizontal Customer Relationship Management offerings such as: Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, and FrontRange Solution Inc.’s GoldMine product. Some providers of real estate website solutions, such as A La Mode, Inc., are also offering contact management features which compete with products from Top Producer®. Certain Internet media companies such as HomeGain.com, Inc. and HouseValues, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which, over time, could pose a competitive threat to Top Producer®.

Print Segment
      Welcome Wagon®. Our Welcome Wagon® business competes with numerous direct marketing companies that offer advertising solutions to local and national merchants. Competitors include Imagitas, Inc., ADVO Inc., Valpak Direct Marketing Systems, Inc., Pennysaver and MoneyMailer, LLC. These competitors, like Welcome Wagon®, target homeowners at various stages of the home ownership life cycle with advertising from third parties.
      Homestore Plans and Publications. Our Plans and Publications business faces direct competition from several large publishing companies that print multiple publications, including home plan publications. Our major competitors include Hanley-Wood, LLC and The Garlinghouse Company. We also face competition from many smaller companies offering home plans for sale over the Internet, such as dreamhomesource.com and coolhouseplans.com.
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
      Our systems supporting our websites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in utilization of these services could strain the capacity of our computers, causing slower response times or outages. We host our Homestore.com®, REALTOR.com®, HomeBuilder.comtm, RENTNET.com®, SeniorHousingNet®.com and custom broker web pages and the on-line subscription product for Top Producer® in Thousand Oaks, California. Because substantially all of our computer and communications hardware for each of our websites is located at this location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and other force majeure events. Our operations are dependent on our ability to protect our systems from such occurrences. See “— Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.
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
Seasonality
      Our Welcome Wagon® business in our Print segment is affected by seasonality. Our revenue in this segment is significantly impacted by the number of household moves in the United States each year. Due to weather and school calendars, a disproportionate percentage of moves take place in the second and third calendar quarters than in the first and fourth quarters. As a result, we distribute a larger number of our Welcome Wagon® services in the second and third quarters each year. None of our other businesses are exposed to this degree of seasonality primarily due to the fact that much of our business in the Media and Software segments is based on annual contracts.
Employees
      As of December 31, 2004, we had approximately 1,456 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and no employee is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”
Available Information
      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information, with the Securities and Exchange Commission, or SEC. In most cases, those documents are available, without charge, on our website at http://ir.homestore.com as soon as reasonably practicable after they are filed electronically with the SEC.

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
      Except for the first quarter of 2003 and the fourth quarter of 2004, for which we experienced a net profit due to one-time, non-operating gains, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $7.9 million, $47.1 million, and $163.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of December 31, 2004, we had approximately $19.7 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

Our quarterly financial results are subject to significant fluctuations.
      Our results of operations may vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our advertising and media services. We also expect to make significant investments in our businesses and incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenue and operating results are likely to be particularly affected by the success of our investment strategy and by the number of customers purchasing advertising and media services. If revenue falls below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.
      Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-K:

•	the level of renewals for our services and the purchase of media services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our websites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants; and

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters.

Litigation relating to accounting irregularities could have an adverse effect on our financial condition.
      Following the December 2001 announcement of the discovery of accounting irregularities and the subsequent restatement of our 2000 and interim 2001 financial statements, numerous lawsuits claiming to be class actions and several lawsuits claiming to be brought derivatively on our behalf were commenced in various courts against us and certain of our current and former officers and directors by or on behalf of persons purporting to be our stockholders and persons claiming to have purchased or otherwise acquired securities issued by us between May 2000 and December 2001. The California State Teachers’ Retirement System was

named lead plaintiff, or the “Plaintiff”, in the consolidated securities class action lawsuits against us (the “Securities Class Action Lawsuit”). On August 12, 2003, we entered into a settlement agreement with the Plaintiff to resolve all outstanding claims related to the Securities Class Action Lawsuit. As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003.
      On May 14, 2004, the District Court entered final judgment and an order of dismissal with prejudice of the Securities Class Action Lawsuit as to us. The final judgment includes a bar order providing for the maximum protection to which we are entitled under the law with respect to all future claims for contribution or indemnity by other persons, whether under federal, state or common law.
      On June 10, 2004, an objector to the settlement filed a notice of appeal. The Company and Plaintiff reached a settlement with the objector and the objector dismissed the appeal on March 4, 2005. The $13.0 million and the 20.0 million shares currently held in trust will be distributed to the class and Plaintiff’s counsel in accordance with the judgment.
      Although the settlement of the Securities Class Action Lawsuit is no longer subject to appeal, we continue to be subject to litigation by persons who have elected to be excluded from the settlement. Moreover, we could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant Corporation (“Cendant”) for contribution or indemnity. See Note 21, “Settlements of Disputes and Litigation,” Note 22, “Commitments and Contingencies” to our Consolidated Financial Statements contained in Item 8 of Form 10-K for more information.
      In addition, we are subject to several other shareholder lawsuits relating to accounting irregularities that could have an adverse effect on our business. See Note 21, “Settlements of Disputes and Litigation,” and Note 22, “Commitments and Contingencies,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information.

Limitations of our Director and Officer Liability Insurance and potential indemnification obligations may adversely affect our financial condition.
      Several securities actions currently are pending against us and certain of our former and current officers and directors. During the relevant time period, our liability insurance provided limited claims-made coverage for allegations of wrongful acts by our officers and directors, which allegations, in part, form the basis of the pending actions. During the relevant time period, our insurers provided a total of $80.0 million in primary and excess coverage. As the policies are written — and subject to their unique terms and provisions — $30.0 million of coverage is available to us, as an entity, with regard to securities actions. That same $30.0 million of insurance also covers our obligations to indemnify our officers and directors with respect to liability claims. The additional $50.0 million of insurance, as well as the first $30.0 million, covers individual officers and directors directly should we not indemnify them for their liability losses. The failure of our policies to adequately cover liabilities or expenses incurred in connection with the pending actions has materially and adversely affected our results of operations and financial position, to date, and could continue into the future. Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions.
      Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. The indemnification may cover any expenses and/or liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. One of our former officers filed a lawsuit against us seeking to recover expenses incurred, plus further expenses and liabilities that he may incur, in connection with the SEC and Department of Justice investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Note 22, “Commitments and Contingencies — Legal Proceedings –Contingencies Related to Pending Litigation — Other Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information. On October 27, 2004, the Court ruled that we are obligated to advance all reasonable attorney’s fees and costs to that former officer approximating $4.1 million. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may also seek recovery of those amounts from us. Although we may appeal the decision, we have recorded $8.0 million for our estimate of those expenses through December 2004. We may have to spend this amount and more indemnifying these officers and directors or paying for damages that they may incur. Our financial condition could be materially and adversely affected if we have to make these payments for indemnification.

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
      On August 5, 2003, we settled the dispute with Cendant arising out of our 2001 acquisition of Move.com, Inc. and Welcome Wagon®International, Inc., or the Move.com Group, from Cendant. See Note 21, “Settlements of Disputes and Litigation,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K. Under the terms of the settlement agreement, Cendant agreed not to sue us, or our officers, directors and other related parties, with respect to the acquisition of the Move.com Group and the prior restatement of our financial statements. However, in the circumstances described below, Cendant retains the right to sue us for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is held liable or for which it settles. On March 7, 2003, the court in the Securities Class Action Lawsuit dismissed, with prejudice, Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the Securities and Exchange Commission filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us. However, on March  16, 2004, as part of our settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against us for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
      The March 16, 2004 order may preclude Cendant from seeking indemnification, contribution or similar relief from us in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, we have been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, we would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on our results of operation and our financial position.
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Pending resolution of the appeal and approval by the District Court of the distribution to the class of the cash held in escrow and shares held in trust, we are unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from us should Cendant be prevented from participating in the settlement.

We could be required to expend substantial amounts in connection with continuing indemnification obligations to a purchaser of one of our businesses.
      As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. This escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties, including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its website both before, during and after our ownership of ConsumerInfo. Experian is defending these claims. In January of 2005, Experian informed us that they had received a settlement proposal in connection with certain of the unfair and deceptive advertising allegations for an amount greater than the remaining $7.3 million balance of the escrow. There can be no assurance that as a result of resolution of the claims that Experian may not seek to recover from us an amount in excess of the escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian is capped at $29.3 million less the balance in the escrow.

Our employees, investors, customers, business partners and vendors may react adversely to the continuing litigation brought against us.
      Our future success depends in large part on the continued support of our key employees, investors, customers, business partners and vendors who may react adversely to the litigation that has continued to be brought against us following the restatement of our 2000 and interim 2001 financial statements. The restatement of our financial statements and the uncertainty associated with substantial unresolved lawsuits referred to above has resulted in substantial amounts of negative publicity about us. We may not be able to motivate or retain key employees or retain customers or key business partners if they lose confidence in us, and our vendors may re-examine their willingness to do business with us. In addition, investors may lose confidence in us, which may adversely affect the trading price of our common stock. If we lose the services of our key employees or are unable to retain our existing customers, business partners and vendors or attract new customers, our business, operating results and financial condition could be materially and adversely affected.

We may be subject to litigation.
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see Note 22, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 in this Form 10-K.

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.
      The market price for our common stock has fluctuated from 2001 through early 2005. It is likely to continue to be highly volatile and subject to wide fluctuations in response to many factors, including the factors described herein and the following, some of which are beyond our control:

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

The emergence of competitors and “referral fee” business models may adversely impact our business.
      A number of competitors, including LendingTree (a division of InterActive Corp) and HomeGain.com, Inc., have emerged offering or proposing to offer a “referral fee” business model. These models may be attractive to real estate professionals because it requires little or no upfront expenditures to obtain business prospects. The model requires them to share part of their commission with the media provider upon the actual receipt of revenue from the closing of a transaction. In addition, a number of competitors, including HouseValues, Inc. have emerged offering or proposing a lead-based business model. This model also requires no upfront expenditure but charges real estate professionals for consumer leads received. Our business model is a media model that requires upfront advertising payment on our network of websites. While we continue to explore other business models, we do not currently offer this model.

Our future success depends upon our management’s ability to execute its business plan.
      In January and October 2002, we replaced much of our senior management team. The current senior management team includes W. Michael Long, our Chief Executive Officer, Jack D. Dennison, our Chief Operating Officer, and Lewis R. Belote, III, our Chief Financial Officer. In addition, Allan Dalton was appointed as President of the REALTOR.com® unit and Michael R. Douglas was appointed as Executive Vice President and General Counsel. Allan P. Merrill is our Executive Vice President of Strategy and Corporate Development. Also, in the third and fourth quarter of 2004, we appointed Maria L. Pietroforte as President of RENTNET.com®, Stephen Feltner as President of HomeBuilder.comtm and Sunil Mehrotra as President of our Consumer/ Retail Advertising unit. Our future success will depend in part on the continued integration of senior management with other members of management and the rest of our employees and business partners, their understanding of the business, and their implementation of processes and procedures that allow us to respond to our customers’ needs.

Focusing on our core business may require sales of assets and/or discontinuing certain operations, which could lead to write-offs or unusual/non-recurring items in our financial statements.
      In February 2002, we announced that we would re-focus on our core business objective — to make real estate professionals more productive and profitable. This focus has involved and may continue to involve the disposition of non-strategic business and corporate services. For example, in February 2002, we sold our eNeighborhoods division, and in March 2002 we sold all of the capital stock of Homestore Consumer Information Corp., which includes ConsumerInfo.com, for $130.0 million in cash to Experian Holdings, Inc. In addition, in the first quarter of 2003, we sold substantially all of the assets of The Hessel Group, our relocation tax software and services business. In the fourth quarter of 2004, we sold our Wyldfyre and Computers for Tracts businesses. We do not have plans to sell any other significant assets.

Our agreement with the National Association of REALTORS® could be terminated.
      The REALTOR.com® trademark and website address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® website under an operating agreement with NAR.
      Although the REALTOR.com® operating agreement is a lifetime agreement, NAR may terminate it for a variety of reasons. These include:

•	the acquisition of us or RealSelect by another party;

•	if traffic on the REALTOR.com® site falls below 500,000 unique users per month;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.
      Absent a breach by NAR, the agreement does not contain provisions that allow us to terminate.

Our agreement with NAR contains a number of provisions that could restrict our operations.
      Our operating agreement with NAR, as amended, contains a number of provisions that restrict how we operate our business. These provisions include the following restrictions and requirements:

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
      We were required to obtain the consent of NAR prior to our acquisition of our SpringStreet, Inc., Move.com and HomeBuilder.comtm websites. In the future, if we acquire or develop another service that provides real estate listings on an Internet site or through other electronic means, we will need to obtain the prior consent of NAR. Any future consents from NAR, if obtained, could be conditioned on our agreeing to operational conditions for the new website or service. These conditions could include paying fees to NAR, limiting the types of content or listings on the websites or service or other terms and conditions. Our business could be adversely affected if we do not obtain consents from NAR, or, if we obtain a consent, by any restrictive conditions in the consent. These non-competition provisions and any required consent, if accepted by us at our discretion, could have the effect of restricting the lines of business that we may pursue.

Our agreement with the National Association of Home Builders contains provisions that could restrict our operations.
      Our operating agreement with NAHB includes a number of restrictions on how we operate our HomeBuilder.comtm website:

•	if NAR terminates our REALTOR.com® operating agreement, for six months thereafter NAHB can terminate its operating agreement with us on three months’ prior notice;

•	we are restricted in the type and subject matter of advertisements on the pages of our HomeBuilder.comtm website that contain new home listings; and

•	NAHB has the right to approve how we use its trademarks and we must comply with its quality standards for the use of its marks.

Our RENTNET.com® website is subject to a number of restrictions on how it may be operated.
      In agreeing to our acquisition of SpringStreet, NAR imposed a number of restrictions on how we can operate the RENTNET.com® website (formerly Homestore® Apartments & Rentals website). These include:

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

NAR could revoke its consent to our operating our RENTNET.com® website.
      NAR can revoke its consent to our operating our RENTNET.com® website for reasons which include:

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
      We believe that our success depends in large part on the number of real estate listings received from MLSs, brokers, home builders and rental owners. Many of our agreements with MLSs to display property listings have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the other party may choose not to renew their agreement with us. We incurred significant expenditures to secure agreements with providers of real estate information. However, beginning in 2003 we renegotiated with each MLS to renew our contract without requiring future payments from us. We have been successful in renegotiating our agreements with MLSs to reduce our costs. However, there is no assurance the MLS’s will continue to remain on similar terms and if they choose not to renew their relationship with us, then our websites could become less attractive to other real estate industry participants or consumers.

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
      In the past we sold products and media services at a single national rate for all customers. In 2003, we began offering these products and services under a more traditional media model where pricing is dependent upon geographic market, placement, content and length or quantity of the media run, which has affected the pricing levels paid by our customers. The success of our pricing strategy will depend on its acceptance by our customers. If real estate professionals do not accept our pricing structure and subsequent price increases, this could lead to a decrease in our sales, which could have an adverse affect on our financial results.

We must dedicate significant resources to market our subscription products and media services to real estate professionals.
      Real estate agents are generally independent contractors rather than employees of brokers and typically spend a majority of their time outside the office. As a result, it is often necessary for us to communicate with them on an individual basis. This results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer media services to both real estate brokers and agents, we are often required to contact them separately when marketing our products and media services.

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

The market for web-based subscription and advertising services relating to real estate is competitive.
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
      In the past, we have implemented a number of workforce reductions. As a result, we now operate with fewer employees and existing employees may have to perform new tasks. These factors and our current financial health may create concern about job security among existing employees that could lead to increased turnover. We may have difficulties in retaining and attracting employees. Employee turnover may result in a loss of knowledge about our customers, our operations and our internal systems, which could materially harm our business. If any of our employees leave, we may not be able to replace them with employees possessing comparable skills. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

Our investment strategy may not meet its objectives and could adversely affect our results of operations and financial position.
      In November 2004, we announced our decision to invest approximately $25 million in our underperforming businesses and in our corporate infrastructure. If we do not meet our investment objectives, we may have to implement plans for restructuring in order to reduce our operating costs. Developing and implementing investment plans are time consuming and could divert management’s attention, which could have an adverse effect on our financial results.

We need to continue to develop our content and product and service offerings.
      To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our websites and services. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our websites could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies, or, in order to do so, we may incur substantial additional expenses.

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
      Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, RENTNET.com® was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.
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
      In addition to selling subscription and media services to real estate professionals, we depend on selling other types of advertisements on our websites.
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
      In December 2004, Congress enacted the Internet Tax Nondistrimination Act (Public Law (108-435), which placed a moratorium on states and local governments imposing (i) taxes on Internet access and (ii) multiple or discriminatory taxes on electronic commerce through November 1, 2007. If this moratorium is not renewed, U.S., state and local governments would be free to impose new taxes on Internet access. The imposition of such taxes could impair the growth of electronic commerce and thereby adversely affect the growth of our business.

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

Item 2.	Properties:
      We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office(C)(MS)	Westlake Village, CA	137,762	2008
Technology facility(MS)	Thousand Oaks, CA	13,717	2006
Operations and customer service center(MS)	Scottsdale, AZ	36,175	2007
Welcome Wagon®(P)	Plainview, NY	48,148	2015
Top Producer®(SW)	Richmond, BC	33,702	2008
Homestore Plans and Publications(P)	St. Paul, MN	24,645	2006
Enterprise(MS)	Milwaukee, WI	13,016	2007

(MS — Media Services) (SW — Software) (P — Print) (C — Corporate)
      We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings
      From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note  21, “Settlements of Disputes and Litigation,” and Note 22, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, which disclosures are incorporated herein by reference. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	High	Low

2003
First Quarter	$1.51	$0.51
Second Quarter	2.03	0.48
Third Quarter	3.95	1.62
Fourth Quarter	4.93	2.51
2004
First Quarter	5.58	3.49
Second Quarter	5.95	3.70
Third Quarter	4.29	1.81
Fourth Quarter	3.31	2.25
2005
First Quarter (through February 28, 2004)	3.24	2.10
      As of February 28, 2005, there were approximately 996 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
      We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR.

Recent Sales of Unregistered Securities
      There were no sales of unregistered equity securities by Homestore during 2004 that have not previously been reported in a Quarterly Report on Form 10-Q.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Equity Compensation Plan Information

Number of
	Number of	Weighted	Securities
	Securities to be	Average Exercise	Remaining
	Issued Upon	Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

	(a)	(b)	(c)

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	19,748	$3.29	3,391
Equity compensation plans not approved by security holders	8,165	$2.29	10,450

Total	27,913	$2.99	13,841

      Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised. Options outstanding as of December 31, 2004 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 206,060 and the weighted average exercise price of those option shares is $20.58.
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
      The Homestore, Inc. 1999 Employee Stock Purchase Plan, a security-holder approved plan, also contained a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to one-half of one percent (0.5%) of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares reserved under this plan must not exceed 5.0 million shares. This plan was terminated in December 2004.
Non-Shareholder Approved Plans
      Options are granted from the Homestore, Inc. 2002 Stock Incentive Plan, a plan established in January 2002 to attract and retain qualified personnel. No more then 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a 4-year vesting schedule and a 10-year life.
      Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the

Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of the Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We did not grant options under any of these plans in 2004, and we do not plan to do so in the future.
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
      The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2001 and 2000 have been derived from unaudited Consolidated Financial Statements not included in this Form 10-K. The consolidated balance sheet data as of December 31, 2002 was derived from audited Consolidated Financial Statements not included in this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001(3)	2000(3)

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(2)	$216,860	$198,227	$219,867	$254,103	$174,706
Related party revenue	—	7,695	31,158	38,346	—

Total revenue	216,860	205,922	251,025	292,449	174,706
Cost of revenue(2)	50,829	56,569	73,622	110,377	59,912

Gross profit	166,031	149,353	177,403	182,072	114,794
Operating expenses:
Sales and marketing(2)	88,388	101,122	161,554	239,790	158,993
Product and website development(2)	15,362	17,065	25,497	32,397	14,259
General and administrative(2)	68,442	65,333	83,042	168,695	58,278
Amortization of goodwill and intangible assets(1)	7,894	21,863	34,699	199,291	42,868
In-process research and development	—	—	—	—	4,048
Restructuring charges(2)	1,316	4,100	12,057	50,234	—
Impairment of long-lived assets	—	26,999	3,482	925,094	—
Litigation settlement	2,168	63,600	23,000	—	—

Total operating expenses	183,570	300,082	343,331	1,615,501	278,446

	Year Ended December 31,

	2004	2003	2002	2001(3)	2000(3)

	(In thousands, except per share amounts)
Loss from operations	(17,539)	(150,729)	(165,928)	(1,433,429)	(163,652)
Interest income (expense), net	672	(406)	2,673	10,490	23,032
Gain on settlement of distribution agreement	—	104,071	—	—	—
Other income (expense), net	2,366	691	(5,694)	(44,393)	(7,045)

Loss from continuing operations	(14,501)	(46,373)	(168,949)	(1,467,332)	(147,665)
Gain on disposition of discontinued operations	7,294	2,530	11,790	—	—
Income (loss) from discontinued operations	(679)	(3,281)	(6,266)	1,743	1,612

Net loss	$(7,886)	$(47,124)	$(163,425)	$(1,465,589)	$(146,053)

Basic and diluted net income (loss) per share applicable to common shareholders.
Continuing operations	$(0.11)	$(0.39)	$(1.43)	$(13.66)	$(1.85)
Discontinued operations	$0.05	$(0.01)	$0.05	$0.02	$0.02

Net loss	$(0.06)	$(0.40)	$(1.39)	$(13.64)	$(1.83)

Shares used to calculate basic and diluted per share amounts	136,518	118,996	117,900	107,433	79,758

(1)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

(3)	Acquisitions during the year ended December 31, 2001 include Internet Pictures Corporation (“iPIX”), Computer for Tracts (“CFT”), Homewrite, Inc., Homebid.com, Inc., and Move.com Group which includes Welcome Wagon International, Inc., and RENTNET. Acquisitions during the year ended December 31, 2000 include Wyldfyre Technologies, Inc. (“Wyldfyre”), Top Producer Systems, Inc. (“Top Producer”), and The Hessel Group.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Stock-based Charges:
Revenue	$—	$1,119	$1,501	$2,456	$6,233
Cost of revenue	—	16	134	383	607
Sales and marketing	301	3,795	63,848	71,188	45,148
Product and website development	—	15	127	361	572
General and administrative	518	164	1,297	6,237	3,095
Restructuring charges	—	2,140	—	—	—

	$819	$7,249	$66,907	$80,625	$55,655

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$59,859	$35,517	$80,463	$38,272	$167,576
Working capital (deficiency)	1,059	(70,729)	(80,763)	(31,888)	253,638
Total assets	150,504	153,548	379,208	615,037	893,350
Obligation under capital lease	2,765	1,904	—	—	—
Total stockholders’ equity	57,393	328	38,730	183,256	603,479

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”
Overview
     Our History
      We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® website and pursue commercial opportunities relating to the listing of real estate on the Internet. That 15% ownership in RealSelect, Inc. was exchanged for stock in Homestore.com®, Inc. in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our website content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed the corporate name to Homestore.com®, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002.
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
      We have implemented four restructurings during the last three years. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure.

Our Business
      We have created an online service that is the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on our websites and number of property listings. We provide a wide variety of information and tools for consumers and are a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services.
      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as NAR, NAHB, hundreds of MLSs, the MHI, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners and managers. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate its new home listing website, HomeBuilder.comtm. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities.
Business Trends and Conditions
      In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that homebuilders spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.
      Media Service segment: Our Media segment evolved as a business providing Internet applications to real estate professionals. In recent years, it became apparent that our customers valued the media exposure that the Internet offered them, but not the actual “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated website in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business.
      In 2003, we responded to our customers’ needs and revamped our service offerings. We began to price our product based on the size of the market and the number of properties they displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers, however, it has caused us to lose some customers. While we do not expect this trend to continue, it could materially and adversely impact our Media Segment revenue.
      Software segment: In our Software segment, Top Producer® introduced a monthly subscription model of an online application in late 2002. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product over the next year.
      Print segment: The uncertain economic conditions since 2001 have had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and the economic conditions have negatively impacted the small business more than other businesses. These economic conditions have caused a significant decline in our revenue in this segment over the past three years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all.

•	Investment Strategy: Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in Mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer®, and our retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our RENTNET.com®, HomeBuilder.comtm, and Welcome Wagon® businesses and expect to continue to do so through much of 2005 and possibly into 2006. We believe that HomeBuilder.comtm and RENTNET.com® will begin contributing to our overall growth in the second half of 2005. The process of integrating Welcome Wagon® into our Media Services businesses will require patience, but could represent a very large market opportunity for us.
Dispositions
      On December 21, 2004, the Company entered into an Asset Purchase Agreement with Newstar Systems, Inc. (“Newstar”) pursuant to which the Company agreed to sell its Computer for Tracts (“CFT”) software business, which had been reported as part of the Company’s software segment, for a purchase price of approximately $2.5 million in cash. The transaction closed on December 21, 2004, resulting in a gain on disposition of discontinued operations of approximately $1.6 million.
      On October 6, 2004, the Company entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Seigel Enterprises, Inc., pursuant to which the Company agreed to sell its Wyldfyre software business, which had been reported as part of the Company’s software segment, for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. To date, approximately $5.7 million has been recorded as “Gain on disposition of discontinued operations.”
      On March 19, 2002, we entered into an agreement to sell our ConfusmerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), for $130.0 million in cash. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow. On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, obtained a court order requiring us to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against us. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest being transferred to us resulting in net proceeds to us of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against us relating to the sale of iPlace. We have included the cost of the settlement in our results of operations for the year ended December 31, 2002.
      The $11.8 million gain associated with the disposition of the ConsumerInfo division was recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations for the year ended December 31, 2002. As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). In the second quarter of 2003, $2.3 million was released to us from the Indemnity Escrow and recognized as “Gain on disposition of discontinued operations.” As of December 31, 2004, cash in the Indemnity Escrow was $7.3 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.
      The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties. See Note 22, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 in this Form 10-K.
      Pursuant to SFAS No. 144, the Consolidated Financial Statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below:

	Year Ended December 31,

	2004	2003	2002

Revenue	$9,137	$12,788	$33,107
Total expenses	9,816	16,069	39,373

Loss from discontinued operations	$(679)	$(3,281)	$(6,266)

      The calculation of the gain on the sale of discontinued operations is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Gross proceeds from sale	$10,981	$2,300	$130,000
Less:
Cash subject to escrow	850	—	10,000
Net assets sold	2,210	—	106,321
Transaction costs	627	—	2,918
Cash and Homestore stock received from purchase of iPlace	—	(230)	(1,029)

Gain on disposition of discontinued operations	$7,294	$2,530	$11,790

      The cash and stock received from the purchase of iPlace relates to the settlement of the original escrow related to the Company’s purchase of iPlace.
Critical Accounting Policies, Estimates and Assumptions
      Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
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
      Software revenue — We generally license our software products in three ways:

•	on a one-year term basis;

•	on a perpetual basis; and

•	on a monthly subscription basis.
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
      We recognize revenue from maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates and we generally recognize revenue as these services are performed. Payments for maintenance services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, we assess whether any services included within the arrangement will require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on an estimate of total costs incurred to date as a percentage of estimated total costs to complete the project, and we monitor our progress against plan to insure the our estimates are materially accurate. We recognize estimated losses in the periods in which such losses are reasonably expected. For projects in which we are unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed. Percentage of completion projects ceased to become a material amount of our revenue after 2002.
      Advertising Revenue — We sell online and offline advertising. Online advertising revenue includes three revenue streams:

•	impression based,

•	fixed fee subscriptions; and

•	variable, performance based agreements.
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

Allowance for Doubtful Accounts
      Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets
      We test goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test intangible assets and property, plant and equipment for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of goodwill, identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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
      When we determine that the carrying value of goodwill, other intangible assets and other long lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the third quarter of 2003 and in the fourth quarter of 2003 and 2002, we recognized an impairment of our long-lived assets. See Note 5, “Impairment of Long-lived Assets,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.
      We adopted SFAS No. 142, Goodwill and Other Intangible Assets, in January 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results.
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

Legal Contingencies
      We are currently involved in certain legal proceedings, as discussed in Note 21, “Settlements of Disputes and Litigation” and Note 22, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 in this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
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
      Although our revenue grew significantly in our early history, during recent periods, we have been unable to sustain this growth and have had to reduce our expense structure. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In order to reduce our operating cost structure to a sustainable level commensurate with our revenues, we have gone through four restructurings during the last three years. We may never achieve net income, and, if we do, we may not be able to sustain it. A more complete description of other risks relating to our business is set forth in “Part I — Item 1. Business — Risk Factors.”

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Consolidated Statement of Operations Data:
Revenue(1)	$216,860	$198,227	$219,867
Related party revenue	—	7,695	31,158

Total revenue	216,860	205,922	251,025
Cost of revenue(1)	50,829	56,569	73,622

Gross profit	166,031	149,353	177,403

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating expenses:
Sales and marketing(1)	88,388	101,122	161,554
Product and website development(1)	15,362	17,065	25,497
General and administrative(1)	68,442	65,333	83,042
Amortization of intangible assets(1)	7,894	21,863	34,699
Restructuring charges(1)	1,316	4,100	12,057
Impairment of long-lived assets	—	26,999	3,482
Litigation settlement	2,168	63,600	23,000

Total operating expenses	183,570	300,082	343,331

Loss from operations	(17,539)	(150,729)	(165,928)
Interest income (expense), net	672	(406)	2,673
Gain on settlement of distribution agreement	—	104,071	—
Other income (expense), net	2,366	691	(5,694)

Loss from continuing operations	(14,501)	(46,373)	(168,949)
Gain on disposition of discontinued operations	7,294	2,530	11,790
Income from discontinued operations	(679)	(3,281)	(6,266)

Net loss	$(7,886)	$(47,124)	$(163,425)

(1)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue	$—	$1,119	$1,501
Cost of revenue	—	16	134
Sales and marketing	301	3,795	63,848
Product and website development	—	15	127
General and administrative	518	164	1,297
Restructuring charges	—	2,140	—

	$819	$7,249	$66,907

	Year Ended December 31,

	2004	2003		2002

	(In thousands)
As a Percentage of Revenue:
Revenue	100%	96%		88%
Related party revenue	—	4		12

Total revenue	100	100		100
Cost of revenue	23	27		29

Gross profit	77	73		71
Operating expenses:
Sales and marketing	41	49		65
Product and website development	7	8		10
General and administrative	32	32		33
Amortization of intangible assets	4	11		14
Restructuring charges	—	2		5
Impairment of long-lived assets	—	13		1
Litigation settlement	1	31		9

Total operating expenses	85	146		137

Loss from operations	(8)	(73)		(66)
Interest income (expense), net	—	—		1
Gain on settlement of distribution agreement	—	50		—
Other income (expense), net	1	—		(2)

Loss from continuing operations	(7)	(23)		(67)
Gain on disposition of discontinued operations	3	1		5
Income from discontinued operations	—	(1)		(3)

Net Loss	(4)%	(23	) %	(65)%

For the Years Ended December 31, 2004 and 2003
     Revenue and Related Party Revenue
      Revenue, including non-cash stock-based charges, increased approximately $10.9 million, or 5%, to $216.8 million for the year ended December 31, 2004 from revenue of $205.9 million for the year ended December 31, 2003. The increase in revenue was due to increases of $6.5 million in the Media Services segment, $3.2 million in the Software segment, and $1.2 million in the Print segment. These increases by segment are explained in the segment information below.
     Cost of Revenue
      Cost of revenue, including non-cash stock-based charges, decreased approximately $5.7 million, or 10%, to $50.8 million for the year ended December 31, 2004 from $56.5 million for the year ended December 31, 2003. The decrease was primarily due to our continued cost cutting efforts over the past three years that resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. The reductions consisted of decreases in personnel related costs of $1.7 million and decreases in royalties and fees of $4.9 million, partially offset by increases in other direct costs of $0.9 million. The decrease in royalties and fees was primarily due to the Media Services segment renewing its contracts with MLSs on terms that do not require us to pay future royalties.

      Gross margin percentage for the year ended December 31, 2004 was 77%, compared to 73% for the year ended December 31, 2003. The increase in gross margin percentage was primarily due to the factors mentioned above.
Operating Expenses
      Each of our operating expense lines, with the exception of General and Administrative, have declined over the past three years due to our cost cutting efforts that resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. We have provided the major categories of changes in each of the operating expenses so our investors can understand the breadth of changes we have made to our operating expense structure.
      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $12.7 million, or 13%, to $88.4 million for the year ended December 31, 2004 from $101.1 million for the year ended December 31, 2003. The overall decrease was primarily due to reductions in personnel related costs of $2.8 million due to our restructuring efforts, reductions in stock based charges of $4.6 million due to the expiration of previous marketing agreements, reductions in online marketing and portal costs of $2.6 million due to renegotiated agreements, reductions in depreciation expense of $1.4 million due to certain assets being fully depreciated, and other cost reductions of $1.3 million.
      Product and Website Development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $1.7 million, or 10%, to $15.4 million for the year ended December 31, 2004 from $17.1 million for the year ended December 31, 2003. The decrease was primarily due to decreases in personnel related costs of $1.0 million due to our restructuring efforts and other cost reductions of $0.7 million.
      General and Administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $3.1 million, or 5%, to $68.4 million for the year ended December 31, 2004 from $65.3 million for the year ended December 31, 2003. The increase was primarily due to a $7.2 million loss contingency accrual for the potential advancement of legal costs of former officers and directors and increases in accounting fees of $2.6 million primarily due to the cost of compliance with Section 404 of the Sarbanes-Oxley Act. These increases were offset by decreases in personnel related costs of $4.3 million due to our restructuring efforts, decreases in bad debt expense of $1.9 million resulting from a closer alignment between our sales force compensation and tighter credit and collection policies, and other operating cost decreases of $0.5 million. Our general and administrative expenses continue to be larger as a percentage of our revenues than many companies of our size. These expenses have been impacted by our legal costs as well as our costs to prepare for compliance in 2004 with Section 404 of the new Sarbanes-Oxley legislation. We will continue to focus on reducing these expenses, but some of these costs, such as our corporate office costs, may not be reduced for a number of years and some, like our legal expense, are not totally within our control.
      Amortization of Intangible Assets. Amortization of intangible assets was $7.9 million for the year ended December 31, 2004 compared to $21.9 million for the year ended December 31, 2003. The decrease in amortization was due to the impairment of intangible assets charges under SFAS Nos. 144 and 142, during the year ended December 31, 2003 as well as certain intangible assets becoming fully amortized during 2004.
      Restructuring Charges. We have taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by our Board of Directors, with the objective of eliminating duplicate resources and redundancies.
      A summary of each is outlined below. We have also revised previous estimates from time to time.
      Restructuring charges were $1.3 million for the year ended December 31, 2004 as a result of revisions to estimates of our sublease assumptions of our remaining San Francisco office space and changes in the exchange rates for our Canadian lease. There were no new restructuring plans approved during the year ended December 31, 2004.

      Restructuring charges were $4.1 million for the year ended December 31, 2003, related to restructuring plans approved in fourth quarter of 2003. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately 7 in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions resulting in a charge of $3.5 million. In addition, we revised the estimates on the first quarter 2002 and the fourth quarter 2001 restructuring plans and took an additional charge of $560,000 to properly reflect our current estimates. The primary factor in this change in estimate was the continued slow demand for office space in San Francisco where we still have one floor of a large facility available for sublease.
      Restructuring charges were $12.1 million for the year ended December 31, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, we took a charge of $2.3 million. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, we took a charge of $3.6 million. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. We also revised the estimates on previous restructuring plans and took an additional charge of $6.2 million to properly reflect our current expectations. The primary factor in this change in estimate was the decline in demand for office space in San Francisco.
      In the fourth quarter of 2001, we recorded a charge of $35.8 million. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with us were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions. This charge consisted of employee termination benefits of $6.4 million; facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; non-cash write-offs of $2.9 million in other assets related to exited activities; and accrued future payments of $5.7 million for existing contractual obligations with no future benefit to us.

      A summary of activity related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

			Lease
		Stock-based	Obligations
	Employee	Charges for	and
	Termination	Accelerated	Related	Asset	Contractual
	Benefits	Vesting	Charges	Write-offs	Obligations	Total

December 2001 restructuring charge	$6,364	$—	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	—	(137)	—	(141)	(3,789)
Non-cash charges	—	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	—	12,645	—	5,592	21,090
March 2002 restructuring charge	1,720	—	309	260	—	2,289
September 2002 restructuring charge	1,590	—	2,033	—	—	3,623
Cash paid	(4,916)	—	(5,920)	—	(3,631)	(14,467)
Sale of a subsidiary	(156)	—	—	—	—	(156)
Change in estimates	(638)	—	7,611	—	(798)	6,175
Non-cash charges	—	—	488	(260)	—	228

Restructuring accrual at December 31, 2002	453	—	17,166	—	1,163	18,782
December 2003 restructuring charge	1,401	2,140	—	—	—	3,541
Cash paid	(797)	—	(6,476)	—	(576)	(7,849)
Changes in estimates	(156)	—	919	—	(203)	560
Non-cash charges	—	(2,140)	—	—	—	(2,140)

Restructuring accrual at December 31, 2003	$901	$—	$11,609	$—	$384	$12,894
Cash paid	(809)	—	(4,564)	—	(11)	(5,384)
Changes in estimates	(71)	—	1,359	—	28	1,316

Restructuring accrual at December 31, 2004	$21	$—	$8,404	$—	$401	$8,826

      With the exception of payments associated with the San Francisco and other office lease commitments which will be paid through 2006, substantially all of the remaining restructuring liabilities at December 31, 2004 will be paid during 2005. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the Consolidated Statement of Operations.
      Impairment of Long-lived Asset. In conjunction with certain business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $13.0 million comprised of impairments of $11.7 million of identifiable intangible assets relating to our acquisitions of SpringStreet and Move.com, Inc., and $1.3 million of prepaid distribution expense. In addition, in conjunction with the settlement of the dispute with Cendant, we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to us and, accordingly, we recorded an impairment charge of $12.2 million. Both charges were recorded in the quarter ended September 30, 2003. In the fourth quarter of 2003, specific events and changes in circumstances indicated a potential impairment. Those specific events included Homestore revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application.

This decision resulted in a charge of $1.8 million. There were no impairment charges for the year ended December 31, 2004.
      Litigation Settlement. We have recorded a litigation settlement charge of $2.2 million in our operating results for the year ended December 31, 2004. During 2003, we reached a settlement in the Securities Class Action Lawsuit and recorded a charge of $63.6 million.
      Stock-based Charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,

	2004	2003

Revenue	$—	$1,119
Cost of revenue	—	16
Sales and marketing	301	3,795
Product and website development	—	15
General and administrative	518	164
Restructuring charges	—	2,140

	$819	$7,249

      Stock-based charges decreased by $6.4 million to $0.8 million for the year ended December 31, 2004 from $7.2 million for the year ended December 31, 2003. The decrease was primarily due to the termination of an agreement with AOL.

Interest Income (Expense), Net
      Interest income (expense), net, increased $1.1 million to income of $672,000 for the year ended December 31, 2004, from net expense of $406,000 for the year ended December 31, 2003, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Gain on Settlement of Distribution Agreement
      In 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated our obligations under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the year ended December 31, 2003. There were no similar transactions in 2004.

Other Income (Expense), Net
      Other income, net, increased $1.7 million to $2.4 million for the year ended December 31, 2004 compared to $691,000 for the year ended December 31, 2003 primarily due to a $1.4 million gain realized on the sale of an office building owned by the Company and a $400,000 gain on the sale of other assets.

Gain on Disposition of Discontinued Operations and Income from Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre division for $8.5 million in cash and recorded a gain on disposition of discontinued operations of $5.7 million. On December 21, 2004, we sold our Computers for Tracts division for $2.5 million and recorded a gain on disposition of discontinued operations of $1.6 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Consolidated Financial Statements reflect these as discontinued operations. The results of operations for the Wyldfyre and Computer for Tracts divisions included operating losses of $679,000 and $3.3 million for the years ended December 31, 2004 and December 31, 2003, respectively.

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

Income Taxes
      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2004 and December 31, 2003. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information
      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. We evaluate performance and allocate resources based on three segments, consisting of Media Services, Software, and Print. This is consistent with the data that is made available to our management to assess performance and make decisions.
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
      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended

	December 31, 2004					December 31, 2003

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$150,053	$18,210	$48,597	$—	$216,860	$143,510	$15,018	$47,394	$—	$205,922
Cost of revenue	24,905	5,473	19,619	832	50,829	29,796	6,001	19,363	1,409	56,569

Gross profit (loss)	125,148	12,737	28,978	(832)	166,031	113,714	9,017	28,031	(1,409)	149,353
Sales and marketing	63,358	4,771	19,547	712	88,388	69,485	6,234	19,434	5,969	101,122
Product and website development	10,405	4,705	251	1	15,362	11,261	5,341	442	21	17,065
General and administrative	20,236	2,799	10,371	35,036	68,442	22,420	2,438	9,763	30,712	65,333
Amortization of intangible assets	—	—	—	7,894	7,894	—	—	—	21,863	21,863
Litigation settlement	—	—	—	2,168	2,168	—	—	—	63,600	63,600
Restructuring charges	—	—	—	1,316	1,316	—	—	—	4,100	4,100
Impairment of long-lived assets	—	—	—	—	—	—	—	—	26,999	26,999

Total operating expenses	93,999	12,275	30,169	47,127	183,570	103,166	14,013	29,639	153,264	300,082

Income (loss) from operations	$31,149	462	$(1,191)	$(47,959)	$(17,539)	$10,548	$(4,996)	$(1,608)	$(154,673)	$(150,729)

Media Services
      Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, RENTNET.com® and Homestore.com® websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to those businesses interested in reaching our targeted audience.
      Media Services revenue increased approximately $6.5 million, or 5%, to $150.0 million for the year ended December 31, 2004, compared to $143.5 million for the year ended December 31, 2003. The revenue increase was primarily generated by a $7.7 million increase driven by higher average spending per customer and a $3.6 million increase in advertising driven by higher effective cost-per-thousand impressions and higher sell-through rates. These increases were partially offset by a reduction in revenue from our HomeBuilder and RentNet businesses of $4.8 million. Media Services revenue represented approximately 69% of total revenue for the year ended December 31, 2004 compared to 70% of the total revenue for the year ended December 31, 2003.
      Media Services expenses decreased $14.1 million, or 11%, to $118.9 million for the year ended December 31, 2004 from $133.0 million for the year ended December 31, 2003. The decrease was primarily due to decreases in personnel related costs of $4.2 million due to our restructuring efforts, cost of revenue savings of $4.4 million due to a reduction in royalty expense resulting from new MLS agreements eliminating the requirement for future royalties, sales and marketing savings of $3.0 million due to lower online marketing and portal costs associated with renegotiated agreements, and general and administrative savings of $3.5 million due to improved collections resulting in lower bad debt expense. These decreases were partially offset by other operating expense increases of $1.0 million.
      Media Services generated operating income of $31.1 million for the year ended December 31, 2004 compared to operating income of $10.5 million for the year ended December 31, 2003. We have announced plans for additional investments in our HomeBuilder and RentNet businesses that could negatively impact our operating income in this segment in the near future. We continue to seek increased revenue through new product offerings and new market opportunities.
     Software
      Our Software segment is comprised of our Top Producer® business. Our WyldFyre and Computers for Tracts businesses were sold during the year ended December 31, 2004 and have been reclassified as discontinued operations for all periods presented.
      Software revenue increased $3.2 million, or 21%, to $18.2 million for the year ended December 31, 2004, compared to $15.0 million for the year ended December 31, 2003. The increase was generated as the Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002 and has surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 8% of total revenue for the year ended December 31, 2004, compared to 7% of total revenue for the year ended December 31, 2003.
      Software expenses decreased $2.3 million, or 12%, to $17.7 million for the year ended December 31, 2004 from $20.0 million for the year ended December 31, 2003. The decrease was primarily due to reductions in personnel related costs due to our restructuring efforts.
      Software generated operating income of $0.5 million for the year ended December 31, 2004 compared to an operating loss of $5.0 million for the year ended December 31, 2003 primarily due to factors outlined above.
     Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.

      Print revenue increased $1.2 million, or 3%, to $48.6 million for the year ended December 31, 2004, compared to $47.4 million for the year ended December 31, 2003. The increase was primarily due to an increase in revenue from Welcome Wagon® associated with the new Pinpoint product launched in early 2003. Print revenue represented approximately 23% of total revenue for the year ended December 31, 2004 and the year ended December 31, 2003.
      Print expenses increased $0.8 million, or 2%, to $49.8 million for the year ended December 31, 2004 compared to expenses of $49.0 million for the year ended December 31, 2003. The increase was primarily due to an increase in general and administrative expenses.
      Print generated an operating loss of $1.2 million for the year ended December 31, 2004, compared to an operating loss of $1.6 million for the year ended December 31, 2003 primarily due to the revenue increase discussed above. We have announced plans for additional investments in our Welcome Wagon® business that could negatively impact our operating results in this segment in the near future. We continue to seek increased revenue through new product offerings and new market opportunities.
     Unallocated
      Unallocated expenses decreased $106.7 million, or 69% to $48.0 million for the year ended December 31, 2004 from $154.7 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in litigation settlement charges of $61.4 million, impairment of long-lived assets of $27.0 million, amortization of intangibles of $14.0 million due to the impairment charges taken in 2003 as well as certain intangible assets becoming fully amortized during 2004, sales and marketing savings of $5.3 million primarily due to reduced stock based charges as a direct result of the settlement of our agreement with AOL, $4.2 million in reduced personnel related costs due to our restructuring efforts, $2.8 million in reduced restructuring charges, $1.6 million in reduced depreciation expense as certain assets have become fully depreciated during 2004, and other operating cost reductions of $0.2 million. These reductions were offset by our $7.2 million accrual for the potential advancement of legal costs of former officers and directors and $2.6 million in increased accounting fees primarily due to the cost of compliance with Section 404 of the Sarbanes-Oxley Act. We continue to seek reductions in our corporate overhead expenses but cannot provide assurances that reductions will be achieved.
For the Years Ended December 31, 2003 and 2002

Revenue and Related Party Revenue
      Revenue, including non-cash stock-based charges, decreased approximately $45.1 million, or 18%, to $205.9 million for the year ended December 31, 2003 from revenue of $251.0 million for the year ended December 31, 2002. The decline in revenue was due to decreases of $17.0 million in the Media Services segment, a decrease in the Software segment of $18.2 million, and a decrease in the Print segment of $9.9 million. These declines by segment are explained in the segment information below. Of these declines, $23.5 million was due to declines in related party revenues with $15.1 million in the Media segment and $8.4 million in the Software segment from the expiration of legacy contracts. In the Software segment we sold the Hessel Group in early 2003 resulting in an additional decrease in revenue of $7.4 million.

Cost of Revenue
      Cost of revenue, including non-cash stock-based charges, decreased approximately $17.0 million, or 23%, to $56.6 million for the year ended December 31, 2003 from $73.6 million for the year ended December 31, 2002. The decrease was primarily due to our continued cost cutting efforts over the past two years that have resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. The reductions consisted of decreases in personnel related costs of $6.4 million due to restructuring efforts, reductions in royalties and fees of $3.8 million due to changes in certain royalty agreements from percentage of revenue to fixed fee arrangements, reductions in consulting costs of $1.2 million, reductions in hosting and imaging costs of $2.2 million, and reductions in other direct costs of $3.4 million. The decreases in both consulting costs and hosting and imaging costs were due to the elimination of the full service virtual tours business as we switched to a self-service model in mid-2002.

      Gross margin percentage for the year ended December 31, 2003 was 73%, compared to 71% for the year ended December 31, 2002. The increase in gross margin percentage was primarily due to the factors mentioned above.
Operating Expenses
      Sales and Marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $60.4 million, or 37%, to $101.1 million for the year ended December 31, 2003 from $161.5 million for the year ended December 31, 2002. The overall decrease was primarily due to decreases in personnel related costs of $10.2 million, decrease in stock-based charges of $60.0 million, decrease in telephone costs of $2.3 million and decrease in other direct costs of $5.8 million, partially offset by increases in online marketing and portal costs of $17.9 million. Personnel and other direct costs decreased primarily due to the implementation of restructuring plans as described above. The increase in online marketing costs was due to an increase in distribution costs associated with traffic acquisition related to our new agreements with AOL, MSN and Yahoo! Stock-based charges primarily decreased due to the termination of the previous agreement with AOL.
      Product and Website Development. Product and website development expenses, including non-cash stock-based charges, decreased approximately $8.4 million, or 33%, to $17.1 million for the year ended December 31, 2003 from $25.5 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel related costs of $1.5 million, decreases in depreciation expense of $1.2 million and decreases in other direct costs of $5.7 million. These decreases were primarily due to the implementation of restructuring plans as described above.
      General and Administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $17.7 million, or 21%, to $65.3 million for the year ended December 31, 2003 from $83.0 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel related costs of $6.7 million, reductions in bad debt expense of $3.0 million, reductions in consulting expense of $1.3 million, reductions in outside legal and accounting fees of $6.2 million, reductions in stock-based charges of $1.1 million, partially offset by an increase in other direct costs of $0.6 million. The decreases in personnel related costs and other overhead were as we expected and primarily due to the implementation of the restructuring plans described above. The decrease in bad debt expense related to a closer alignment between our sales force compensation and tighter credit and collection policies.
      Amortization of Intangible Assets. Amortization of intangible assets was $21.9 million for the year ended December 31, 2003 compared to $34.7 million for the year ended December 31, 2002. The decrease in amortization was due to the impairment of intangible assets charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in the quarters ended December 31, 2002, and September 30, 2003 as well as certain intangible assets becoming fully amortized during 2003.
      Restructuring Charges. Restructuring charges were $4.1 million for the year ended December 31, 2003. We took a charge of $3.5 million related to restructuring plans approved in the fourth quarter of 2003. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately 7 in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. In addition, we revised the estimates on the first quarter 2002 and the fourth quarter 2001 restructuring plans and took an additional charge of $560,000 to properly reflect our current estimates. The primary factor in this change in estimate was the continued slow demand for office space in San Francisco.
      Restructuring charges were $12.1 million for the year ended December 31, 2002, related to restructuring plans approved in the first and third quarters of 2002. In the first quarter of 2002, we took a charge of $2.3 million. In the third quarter of 2002 we took a charge of $3.6 million. We also revised the estimates on previous restructuring plans and took an additional charge of $6.2 million to properly reflect our current expectations. The primary factor in this change in estimate was the decline in demand for office space in San Francisco.

      Impairment of Long-lived Assets. In conjunction with certain business units continuing to perform below our expectations, as required by SFAS Nos. 144 and 142, we performed an impairment analysis as of September 30, 2003. Our analysis resulted in a charge of $13.1 million comprised of impairments of $11.8 million of identifiable intangible assets relating to our acquisitions of SpringStreet and Move.com, Inc., and $1.3 million of prepaid distribution expense. In addition, in conjunction with the settlement of the dispute with Cendant, we relinquished certain exclusive data rights and other rights. As a result, certain intangible assets associated with those rights no longer have value to us and, accordingly, we recorded an impairment charge of $12.1 million. Both charges were recorded in the quarter ended September 30, 2003. In the fourth quarter of 2003, specific events and changes in circumstances indicated a potential impairment. Those specific events included Homestore revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application. This decision resulted in a charge of $1.8 million.
      In January 2002, we adopted SFAS Nos. 144 and 142. We evaluated the impact of our adoption of SFAS No. 142 in the first quarter of 2002 and determined that no impairment charge was required upon the adoption of the standard. During the fourth quarter of 2002, we performed an update of our evaluation due to specific events and changes in the operations of our business including the sustained decline in the value of our stock, revision of our annual operating plan and a decision to sell our Hessel businesses prompted by a loss of a significant customer. The impairment analysis resulted in a charge of $3.5 million in the fourth quarter of 2002, comprised of $1.9 million to property and equipment relating to the shut down of the Hessel businesses and $1.6 million to other assets.
      Litigation Settlement. As a result of our settlement of the Securities Class Action Lawsuit, we recorded a litigation settlement charge of $63.6 million in our operating results for the year ended December 31, 2003. During 2002, we reached a settlement with MemberWorks and included the $23.0 million cost of the settlement in our results of operations for the year ended December 31, 2002.
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

Interest Income (Expense), Net
      Interest expense, net of $406,000 in 2003 decreased by $3.1 million from interest income of $2.7 million for the year ended December 31, 2002. This resulted from reduced cash and restricted cash balances and a general decline in market interest rates as well as the recognition of imputed interest on long-term arrangements.

Gain on Settlement of Distribution Agreement
      In 2003, we entered into a new marketing agreement with AOL that resolved our dispute with AOL and terminated our obligations under the old agreement. In connection with the settlement, we reduced our accrued distribution obligation and other accrued liabilities by $189.9 million and $4.2 million, respectively, and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash. Accordingly, we recorded a gain on settlement of the distribution agreement of $104.1 million for the year ended December 31, 2003.

Other Income (Expense), Net
      Other income, net of $691,000 for the year ended December 31, 2003 consisted primarily of a gain from the release of proceeds during the first quarter of 2003 from an escrow on the sale of assets in previous quarters. Other expense, net of $5.7 million for the year ended December 31, 2002, consisted primarily of the accretion of the AOL distribution obligation of $14.8 million and other miscellaneous expense of $1.7 million, partially offset by $10.8 million of income from an amendment of an existing agreement.

Gain on Disposition of Discontinued Operations and Income from Discontinued Operations
      On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Consolidated Financial Statements reflect this as discontinued operations. We recorded a gain on disposition of discontinued operations of $2.5 million during the year ended December 31, 2003, as a result of our receipt of cash and stock valued at $230,000 released from the escrow related to our purchase of iPlace and our receipt of $2.3 million in cash from the escrow related to the sale of our ConsumerInfo division. During the year ended December 31, 2002, we recorded a gain on the disposition of discontinued operations of $11.8 million as a result of our sale of the ConsumerInfo division. The results of operations of the ConsumerInfo division included operating income of $846,000 for the year ended December 31, 2002.
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computers for Tracts business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Consolidated Financial Statements reflect these as discontinued operations for all periods presented. The results of operations for the Wyldfyre and Computer for Tracts divisions included operating losses of $3.3 million and $7.0 million for the years ended December 31, 2003 and December 31, 2002, respectively.

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

Segment Information
      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. As of the beginning of 2003, we combined the previously reported Online Advertising segment with the Media Services segment as we changed the way that we manage and evaluate our businesses. In addition, we changed the names of the Software and Services segment to “Software” and the Offline Advertising segment to “Print.” As a result of these changes, we evaluate performance and allocate resources based on three segments, consisting of Media Services, Software, and Print. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.
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
      Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended

	December 31, 2003					December 31, 2002

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$143,510	$15,018	$47,394	$—	$205,922	$160,506	$33,216	$57,303	$—	$251,025
Cost of revenue	29,796	6,001	19,363	1,409	56,569	38,581	12,078	20,983	1,980	73,622

Gross profit (loss)	113,714	9,017	28,031	(1,409)	149,353	121,925	21,138	36,320	(1,980)	177,403
Sales and marketing	69,485	6,234	19,434	5,969	101,122	65,715	9,435	21,814	64,590	161,554
Product and website development	11,261	5,341	442	21	17,065	14,007	11,266	237	(13)	25,497
General and administrative	22,420	2,438	9,763	30,712	65,333	19,339	6,417	14,077	43,209	83,042
Amortization of intangible assets	—	—	—	21,863	21,863	—	—	—	34,699	34,699
Litigation settlement	—	—	—	63,600	63,600	—	—	—	23,000	23,000
Restructuring charges	—	—	—	4,100	4,100	—	—	—	12,057	12,057
Impairment of long-lived assets	—	—	—	26,999	26,999	—	—	—	3,482	3,482

Total operating expenses	103,166	14,013	29,639	153,264	300,082	99,061	27,118	36,128	181,024	343,331

Income (loss) from operations	$10,548	$(4,996)	$(1,608)	$(154,673)	$(150,729)	$22,864	$(5,980)	$192	$(183,004)	$(165,928)

Media Services
      Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, RENTNET.com® and Homestore.com® websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text-based links and rich media applications to those businesses interested in reaching our targeted audience. This segment also includes our limited international activities.
      Media Services revenue decreased approximately $17.0 million, or 11%, to $143.5 million for the year ended December 31, 2003, compared to $160.5 million for the year ended December 31, 2002. The revenue decrease was primarily due to a reduction in revenue from bulk purchases by a related party (Cendant) that expired in the fourth quarter of 2002 of $15.1 million. Additionally, the revenue decrease was due to a reduction in revenue from our Virtual Tour products of $8.4 million, a reduction in revenue from our network-wide National Advertising Sales products of $5.4 million, and a reduction in revenue from our New Homes and Apartments verticals of $2.1 million and $1.1 million, respectively. These decreases were offset by increases in revenue from our Featured Home and our new Featured Agent products of $7.9 million, our new REALTOR.com® Classified product offering of $4.5 million, and our “Find a Lender” directory product of $2.7 million, which was launched in late 2002. Media Services revenue represented approximately 70% of total revenue for the year ended December 31, 2003 compared to 64% of the total revenue for the year ended December 31, 2002.
      Media Services expenses decreased $4.6 million, or 3%, to $133.0 million for the year ended December 31, 2003 from $137.6 million for the year ended December 31, 2002. The decrease was primarily due to decreases in personnel costs of $11.1 million across all operating lines as a result of restructuring efforts. Cost of revenue savings resulted from a $3.5 million reduction in royalty expense resulting from a change in royalty rates and $2.1 million from reduced hosting costs associated with renegotiated agreements. Sales and marketing had increased online marketing costs of $16.3 million due to our new agreements with AOL, MSN and Yahoo!, partially offset by a reduction of $1.7 million in telephone costs, $1.4 million in travel costs, and other reduced operating expenses of $1.1 million.
      Media Services operating income decreased primarily as a result of the decline in related party revenue. Our operating income declined to $10.5 million for the year ended December 31, 2003, compared to operating income of $22.9 million for the year ended December 31, 2002. We have reduced the cost structure of this segment and are continuing to seek new revenue opportunities.

Software
      Our Software segment is comprised of our Top Producer® business and, in 2002, included The Hessel Group. Our WyldFyre and Computers for Tracts businesses were sold during the year ended December 31, 2004 and have been reclassified as discontinued operations for all periods presented.
      Software revenue decreased $18.2 million, or 55%, to $15.0 million for the year ended December 31, 2003, compared to $33.2 million for the year ended December 31, 2002. The decrease was primarily due to a $8.4 million reduction in revenue from a related party (Cendant) for a custom development project that is now complete and $7.4 million reduction in revenue due to the shutdown and sale of assets of The Hessel Group at the end of 2002. The remaining decrease was attributable to the introduction of a new online version of our Top Producer® product in the second half of 2002 that caused sales to shift from the desktop product with a one-time license fee to the online product with a monthly subscription fee. Software revenue represented approximately 7% of total revenue for the year ended December 31, 2003, compared to 13% of total revenue for the year ended December 31, 2002.
      Software expenses decreased $19.3 million, or 49%, to $20.0 million for the year ended December 31, 2003 from $39.2 million for the year ended December 31, 2002. The decrease was primarily due to a $13.9 million reduction due to the shutdown and sale of assets of The Hessel Group. The remaining decrease was in personnel related costs as a result of our restructuring plans described above.
      Software generated an operating loss of $5.0 million for the year ended December 31, 2003 compared to an operating loss of $6.0 million for the year ended December 31, 2002. Excluding the effect of the shutdown of The Hessel Group, the remaining operating loss was primarily driven by the reduction in revenue outlined above partially offset by cost reductions implemented by management.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue decreased $9.9 million, or 17%, to $47.4 million for the year ended December 31, 2003, compared to $57.3 million for the year ended December 31, 2002. The decrease was primarily due to a decline in the size of our local merchant sales force at Welcome Wagon®, a reduction in the number of books distributed and a decline in the average revenue per book as advertising spending by local merchants and consumers decreased. Print revenue represented approximately 23% of total revenue both for the year ended December 31, 2003, and the year ended December 31, 2002.

      Print expenses decreased $8.1 million, or 14%, to $49.0 million for the year ended December 31, 2003 compared to expenses of $57.1 million for the year ended December 31, 2002. The decrease was directly attributable to significant changes in the cost structure resulting in reduced headcount and production costs.
      Print generated operating losses of $1.6 million for the year ended December 31, 2003, compared to operating income of $192,000 for the year ended December 31, 2002 primarily due to the revenue decline discussed above not being fully offset by the cost reduction efforts and production improvements.

Unallocated
      Unallocated expenses decreased $28.3 million, or 15%, to $154.7 million for the year ended December 31, 2003 from $183.0 million for the year ended December 31, 2002. The decrease was primarily due to decreases in stock-based charges of $57.5 million as a direct result of the settlement agreement with AOL, decreases in amortization of intangibles of $12.8 million due to the impairment charge taken in the fourth quarter of 2002 as well as certain intangible assets becoming fully amortized during 2003, decreases in restructuring charges of $8.0 million and decreases in other costs of $14.1 million primarily related to the implementation of our restructuring plans described above. These decreases were offset by increased litigation settlement charges of $40.6 and increased impairment of long-lived assets of $23.5 million.
Liquidity and Capital Resources
      Net cash provided by continuing operating activities of $9.6 million for the year ended December 31, 2004 was attributable to the net loss from continuing operations of $14.5 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $16.9 million and increased by the gain on sale of fixed assets of $2.2 million. Increasing the cash provided by continuing operating activities were the changes in operating assets and liabilities of approximately $9.4 million. These changes were primarily the result of the accrual of the legal costs associated with former officers and directors and the settlement of the AOL agreement.
      Net cash used in continuing operating activities of $41.1 million for the year ended December 31, 2003 was attributable to the net loss from continuing operations of $46.4 million, offset by non-cash expenses including depreciation, amortization of intangible assets, impairment of long-lived assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $70.2 million and increased by the non-cash gain on settlement of the AOL distribution agreement of $104.1 million. Reducing the cash used in continuing operating activities were the changes in operating assets and liabilities of approximately $39.1 million. These changes were primarily the result of the accrual of the Securities Class Action Lawsuit settlement and the settlement of the AOL agreement. Because of the impact of our restructuring efforts in 2003 and 2002 and the impairment and litigation settlement charges in each year, the cash flow from operations for the year ended December 31, 2003 is not comparable to our current results.
      Net cash used in investing activities of $20.4 million for the year ended December 31, 2004 was attributable to purchases of short-term investments of $24.5 million and increased capital expenditures due to the implementation of our new enterprise reporting system and increased capacity for our data center of $3.7 million, partially offset by the sale of assets of $6.7 million primarily due to the sale of our Welcome Wagon® facility and maturities of short-term investments of $1.0 million. The actual cash provided by investing activities was $3.0 million, as the $24.5 million and $1.0 million of investment activity is a classification requirement. Management considers these short-term investments as the equivalent of cash as there is minimal principal risk and none of the instruments have a maturity longer than 30 days. Net cash used in investing activities of $29.2 million for the year ended December 31, 2003 was attributable to purchases of short-term investments of $21.6 million and increased capital expenditures of $8.9 million due to the implementation of our new enterprise reporting system and increased capacity for our data center, partially offset by the sale of marketable securities of $1.3 million. The actual use of cash for investing activities was only $7.6 million, as the $21.6 million was a classification requirement.
      Net cash provided by financing activities of $1.8 million for the year ended December 31, 2004 was primarily attributable to $3.9 million due to the exercise of stock options, warrants and share purchases under the employee stock purchase plan, partially offset by $2.1 million in capital lease payments. Net cash provided by financing activities of $3.4 million for the year ended December 31, 2003 was primarily attributable to the exercise of stock options, warrants, and share purchases under the Employee Stock Purchase Plan.
      We generated positive operating cash flows for the year ended December 31, 2004, but as of December 31, 2004, we had an accumulated deficit of $2.0 billion and cash and short-term investments of $59.9 million. We have stated our intention to invest in our products and our infrastructure, although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.
      Our contractual obligations as of December 31, 2004 are as follows (in thousands):

	Payments Due by Period

	Total	Due in One	Due in One	Due in Three	Over Five
	Payments Due	Year or Less	to Three Years	to Five Years	Years

Capital lease obligations	$2,851	$1,834	$1,017	$—	$—
Operating lease obligations	24,736	6,726	12,017	2,045	3,948
Obligations under restructuring charges	8,564	4,420	4,065	79	—
Distribution agreements	19,750	14,900	4,850	—	—
Other purchase obligations	7,942	1,942	3,000	3,000	—

Total	$63,843	$29,822	$24,949	$5,124	$3,948

      Long-term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 21 “Settlements of Disputes and Litigation” and Note 22 “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.
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

Recent Accounting Developments
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”), EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this Annual Report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in money-market funds, auction rate securities, debt instruments of high quality corporate issuers and debt instruments the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.
      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Homestore, Inc.
      We have audited the accompanying consolidated balance sheets of Homestore, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the two years in the period ended December 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestore, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Homestore, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Homestore, Inc.:
      In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the results of operations and cash flows of Homestore, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 25, 2003, except as to
Notes 13 and 21, as to
which the date is August 12, 2003,
except as to Note 3, as to which
the date is March 10, 2005

HOMESTORE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,819	$13,942
Short-term investments	45,040	21,575
Accounts receivable, net of allowance for doubtful accounts of $1,399 and $5,377 at December 31, 2004 and 2003, respectively	12,532	14,576
Prepaid distribution expense	—	10,509
Other current assets	12,498	10,585

Total current assets	84,889	71,187
Property and equipment, net	15,242	21,454
Goodwill, net	19,502	20,477
Intangible assets, net	17,864	25,758
Restricted cash	5,840	—
Other assets	7,167	14,672

Total assets	$150,504	$153,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,675	$1,409
Accrued expenses	39,894	42,576
Accrued litigation settlement	—	53,600
Accrued distribution obligation	—	7,406
Obligation under capital leases	1,774	1,535
Deferred revenue	39,487	31,348
Deferred revenue from related parties	—	4,042

Total current liabilities	83,830	141,916
Obligation under capital leases	991	369
Deferred revenue	4,100	—
Deferred revenue from related parties	—	2,869
Other non-current liabilities	4,190	8,066

	93,111	153,220

Commitments and contingencies (Note 22)
Convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 146,868 and 126,905 shares issued at December 31, 2004 and December 31, 2003, respectively, and 146,868 and 120,871 shares outstanding at December 31, 2004 and December 31, 2003, respectively	147	122
Additional paid-in capital	2,043,053	1,992,591
Treasury stock, at cost; -0- and 6,034 shares at December 31, 2004 and December 31, 2003, respectively	—	(14,470)
Deferred stock-based charges	(406)	(258)
Accumulated other comprehensive income	409	267
Accumulated deficit	(1,985,810)	(1,977,924)

Total stockholders’ equity	57,393	328

Total liabilities and stockholders’ equity	$150,504	$153,548

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenue (including non-cash equity charges, see note 2)	$216,860	$198,227	$219,867
Related party revenue	—	7,695	31,158

Total revenue	216,860	205,922	251,025
Cost of revenue (including non-cash equity charges, see note 2)	50,829	56,569	73,622

Gross profit	166,031	149,353	177,403
Operating expenses:
Sales and marketing (including non-cash equity charges, see note 2)	88,388	101,122	161,554
Product and website development (including non-cash equity charges, see note 2)	15,362	17,065	25,497
General and administrative (including non-cash equity charges, see note 2)	68,442	65,333	83,042
Amortization of intangible assets	7,894	21,863	34,699
Restructuring charges (including non-cash equity charges, see note 2)	1,316	4,100	12,057
Impairment of long-lived assets	—	26,999	3,482
Litigation settlement	2,168	63,600	23,000

Total operating expenses	183,570	300,082	343,331

Loss from operations	(17,539)	(150,729)	(165,928)
Interest income (expense), net	672	(406)	2,673
Gain on settlement of distribution agreement	—	104,071	—
Other income (expense), net	2,366	691	(5,694)

Loss from continuing operations	(14,501)	(46,373)	(168,949)
Gain on disposition of discontinued operations	7,294	2,530	11,790
Loss from discontinued operations	(679)	(3,281)	(6,266)

Net loss	$(7,886)	$(47,124)	$(163,425)

Basic and diluted net income (loss) per share applicable to Common Stockholders:
Continuing operations	$(0.11)	$(0.39)	$(1.43)
Discontinued operations	$0.05	$(0.01)	$0.05

Net loss	$(0.06)	$(0.40)	$(1.39)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	136,518	118,996	117,900

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Convertible						Notes		Accumulated
	Preferred Stock		Common Stock		Additional		Receivable	Deferred	Other		Total
					Paid-in	Treasury	from	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stockholders	Charges	Income (loss)	Deficit	Equity

	(In thousands)
Balance at December 31, 2001	—	$—	117,509	$117	$1,987,405	$(18,062)	$(3,569)	$(11,692)	$(3,568)	$(1,767,375)	$183,256

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(163,425)	(163,425)
Realized loss on marketable securities	—	—	—	—	—	—	—	—	3,292	—	3,292
Foreign currency translation	—	—	—	—	—	—	—	—	(148)	—	(148)

Comprehensive loss	—	—	—	—	—	—	—	—	3,144	—	(160,281)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	707	1	895	—	—	(90)	—	—	806
Settlement of stock issuance obligation	—	—	—	—	(521)	—	—	—	—	—	(521)
Issuance of common stock	—	—	117	—	141	(57)	—	—	—	—	84
Repayment from stockholders	—	—	—	—	—	—	3,463	—	—	—	3,463
Repurchase of common stock	—	—	(127)	—	—	(169)	—	—	—	—	(169)
Reversal of stock- based charges related to dispositions	—	—	—	—	(2,124)	—	—	1,502	—	—	(622)
Stock-based charges	—	—	—	—	4,959	—	—	8,034	—	—	12,993
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(279)	—	—	—	—	(279)

Balance at December 31, 2002	—	$—	117,839	$118	$1,990,755	$(18,567)	$(106)	$(2,246)	$(424)	$(1,930,800)	$38,730
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(47,124)	(47,124)
Realized loss on marketable securities	—	—	—	—	—	—	—	—	180	—	180
Foreign currency translation	—	—	—	—	—	—	—	—	511	—	511

Comprehensive loss	—	—	—	—	—	—	—	—	691	(47,124)	(46,433)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	2,838	3	3,299	—	—	—	—	—	3,302
Settlement of stock issuance obligation	—	—	168	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	436	1	343	—	—	(344)	—	—	—
Repayment from stockholders	—	—	—	—	—	—	68	—	—	—	68
Repurchase and retirement of treasury stock	—	—	(12)	—	(4,416)	4,386	—	30	—	—	—
Repurchase of common stock	—	—	(31)	—	—	(38)	38	—	—	—	—
Stock-based charges	—	—	—	—	2,610	—	—	2,302	—	—	4,912
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(251)	—	—	—	—	(251)

Balance at December 31, 2003	—	$—	120,871	$122	$1,992,591	$(14,470)	$—	$(258)	$267	$(1,977,924)	$328
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(7,886)	(7,886)
Realized loss on marketable securities	—	—	—	—	—	—	—	—	2	—	2
Foreign currency translation	—	—	—	—	—	—	—	—	140	—	140

Comprehensive loss	—	—	—	—	—	—	—	—	142	(7,886)	(7,744)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	3,146	4	3,862	—	—	—	—	—	3,866
Issuance of restricted stock	—	—	148	—	667	—	—	(367)	—	—	300
Retirement of treasury stock	—	—	—	(1)	(14,469)	14,470	—	—	—	—	—
Stock-based charges	—	—	—	—	—	—	—	219	—	—	219
Shares issued in settlement of litigation	—	—	22,703	22	60,402	—	—	—	—	—	60,424

Balance at December 31, 2004	—	$—	146,868	$147	$2,043,053	$—	$—	$(406)	$409	$(1,985,810)	$57,393

HOMESTORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(14,501)	$(46,373)	$(168,949)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	7,901	11,267	13,705
Amortization of intangible assets	7,894	21,863	34,699
Accretion of distribution obligation	—	—	14,812
Impairment of long-lived assets	—	26,999	3,482
Provision for doubtful accounts	340	2,266	5,434
Stock-based charges	819	7,249	66,907
Gain on settlement of distribution agreement	—	(104,071)	—
Gain on sales of property and equipment	(2,226)	—	—
Realized loss on sale of marketable securities	—	180	3,168
Write-off of capitalized software	—	—	2,849
Other non-cash items	(40)	588	2,137
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(430)	3,716	(1,138)
Prepaid distribution expense	10,509	22,812	10,869
Restricted Cash	(5,840)	—	—
Other assets	5,710	1,108	4,756
Accounts payable and accrued expenses	1,414	37,971	(51,621)
Accrued distribution agreement	(7,406)	(22,162)	—
Deferred revenue	5,475	2,131	(22,054)
Deferred revenue from related parties	—	(6,657)	(10,679)

Net cash provided by (used) in continuing operating activities	9,619	(41,113)	(91,623)

Net cash provided by discontinued operations	9,915	421	116,265

Net cash provided by (used in) operating activities	19,534	(40,692)	24,642

Cash flows from investing activities:
Purchases of property and equipment	(3,716)	(8,937)	(2,911)
Purchases of short-term investments	(24,465)	(21,575)	—
Maturities of short-term investments	1,000	—	14,394
Proceeds from sales of marketable securities	—	1,320	2,250
Proceeds from sales of property and equipment	6,737	—	—

Net cash provided by (used in) investing activities	(20,444)	(29,192)	13,733

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	—	61	3,463
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	3,866	3,302	800
Payments on capital lease obligations	(2,079)	—	—
Repurchases of common stock	—	—	(169)
Transfer from restricted cash	—	—	243
Settlement of stock issuance obligation	—	—	(521)

Net cash provided by financing activities	1,787	3,363	3,816

Change in cash and cash equivalents	877	(66,521)	42,191
Cash and cash equivalents, beginning of period	13,942	80,463	38,272

Cash and cash equivalents, end of period	$14,819	$13,942	$80,463

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
      Homestore, Inc. (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information, based on the number of visitors, time spent on its websites and number of property listings. The Company provides a wide variety of information and tools for consumers, and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives all of its revenue from its North American operations.
      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), hundreds of Multiple Listing Services (“MLSs”), the Manufactured Housing Institute (“MHI”), and leading real estate franchisors, including the six largest franchises, brokers, builders, and apartment owners and managers. Under an agreement with NAR, the Company operates NAR’s official website, REALTOR.com®. Under an agreement with NAHB, the Company operates its new home listing website, HomeBuilder.comtm. Under agreements with NAR, NAHB, and MHI, the Company receives preferential promotion in their marketing activities.
      Since inception, except for the first quarter of 2003 (unaudited) and the fourth quarter of 2004 (unaudited), for which we experienced a net profit due to one-time, non-operating gains, the Company has incurred losses from operations. As of December 31, 2004, the Company had an accumulated deficit of $2.0 billion and cash and short-term investments of $59.9 million. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in continuing to generate sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s settlement of the Securities Class Action Lawsuit (as described in Note 21) has reduced its cash balance by $13.0 million and has increased the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (See Note 22).

2.	Summary of Significant Accounting Policies
      Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All material intercompany transactions and balances have been eliminated in consolidation.
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

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Cash Equivalents, Short-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as short-term investments in the accompanying balance sheets. The short-term investments are presented in current assets in the accompanying balance sheets, as they are intended to meet the short-term working capital needs of the Company. The Company does not invest in any long-term investments. It invests its excess cash in money-market funds, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.
      The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the year ended December 31, 2002, a realized loss of $3.2 million was recognized on the sale of marketable equity securities. For the years ended December 31, 2004 and 2003, realized gains and losses were insignificant.
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
      During the years ended December 31, 2003 and 2002, revenue from related party arrangements with Cendant Corporation and Real Estate Technology Trust (“RETT”) accounted for approximately 4% and 12%, respectively, of the Company’s revenue (See Note 12). No other customer accounted for more than 10% of the Company’s revenue in any year. As of December 31, 2004 and 2003, no customer represented more than 5% of net accounts receivable.
      Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments and the relatively stable interest rate environment.
      Prepaid Distribution — The Company has entered into various web portal distribution and preferred alliance agreements, which have been amortized ratably over the term of the agreements, generally two to five years. As of December 31, 2003, total prepaid distribution primarily consists of prepaid distribution costs related to AOL of $10.1 million. These costs were amortized over an 18-month period, the term of the agreement, ending June 30, 2004 and was replaced with an agreement that extends through December 31, 2005 (See Note 21).
      Prepaid Commissions — The Company prepays commissions to certain of its salespersons on the contract sale date and expenses the commission consistent with the revenue recognition term.
      Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software and equipment, three to five years for furniture, fixtures and office equipment, and five to seven years for machinery and equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.
      Product and Website Development Costs — Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company’s websites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company had $2.6 million and $2.6 million of capitalized software costs and $2.6 million and $1.9 million of accumulated amortization included in computer software and equipment at December 31, 2004 and 2003, respectively. During 2002, the Company wrote off capitalized software of approximately $2.8 million. In the fourth quarter of 2003, the Company recorded an impairment charge of $1.8 million as a result of a decision made by the Company to terminate the implementation of one aspect of its enterprise resource planning system due to revisions to its implementation plan.
      Identifiable Intangibles, Goodwill and other Long-Lived Assets — Definite lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.
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
      In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of each reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting units of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.
      During the years ended December 31, 2003 and 2002, the Company recorded impairment charges of $27.0 million and $3.5 million, respectively (See Note 5). There were no impairment charges in the year ended December 31, 2004.

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
      The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
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
      Software revenue — The Company generally licenses its software products in three ways: (i) on a one-year term basis; (ii) on a perpetual basis; and (iii) on a monthly subscription basis. The Company’s hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year.
      The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. The Company recognizes license revenue upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion and training related to the use of the Company’s proprietary and third-party licensed products. The Company

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognizes revenue for these services as they are performed, as they are principally contracted for on a time and materials basis. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.
      The Company recognizes revenue from maintenance services ratably over the contract term. The Company’s training and consulting services are billed based on hourly rates and it generally recognizes revenue as these services are performed. Payments for maintenance services are generally made in advance and are non-refundable. However, at the time of entering into a transaction, the Company assesses whether any services included within the arrangement will require the Company to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of the arrangement and management is able to accurately estimate the progression to completion, the Company recognizes the entire fee using the percentage of completion method. The Company estimates the percentage of completion based on an estimate of total costs incurred to date as a percentage of estimated total costs to complete the project, and the Company monitors its progress against plan to insure the Company’s estimates are materially accurate. The Company recognizes estimated losses in the periods in which such losses are reasonably expected. For projects in which the Company is unable to estimate its progression to completion, such revenue is recognized in the period in which the project is completed. Percentage of completion projects ceased to become a material amount of the Company’s revenue after 2002.
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
      Advertising Expense — Advertising costs are expensed as incurred and totaled $22.8 million, $22.9 million and $6.6 million during the years ended December 31, 2004, 2003 and 2002, respectively.
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

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2004, 2003 and 2002, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	2004	2003	2002

Net loss applicable to common stockholders:
As reported	$(7,886)	$(47,124)	$(163,425)
Add: Stock-based employee compensation charges included in reported net loss	300	3,069	7,021
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(15,747)	(20,067)	(29,798)

Pro forma net loss	$(23,333)	$(64,122)	$(186,202)

Net loss per share — basic and diluted:
As reported	$(0.06)	$(0.40)	$(1.39)

Pro forma	$(0.17)	$(0.54)	$(1.58)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following weighted-average assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Risk-free interest rates	3%	3%	4%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	130%	144%	147%
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
      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenue	$—	$1,119	$1,501
Cost of revenue	—	16	134
Sales and marketing	301	3,795	63,848
Product and website development	—	15	127
General and administrative	518	164	1,297
Restructuring charges	—	2,140	—

	$819	$7,249	$66,907

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-based charges for the years ended December 31, 2004, 2003 and 2002 include $0 million, $0 million and $37.2 million, respectively, of amortization related to the AOL distribution agreement, and $0.3 million, $2.3 million and $17.9 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.
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
      Recent Accounting Developments — In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”), EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this Annual Report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reclassifications — Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2004 presentations.

3.	Discontinued Operations
      On October 6, 2004, the Company entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Seigel Enterprises, Inc., pursuant to which the Company agreed to sell its Wyldfyre software business, which had been reported as part of the Company’s software segment for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. To date, approximately $5.7 million has been recorded as “Gain on disposition of discontinued operations.”
      On December 21, 2004, the Company entered into an Asset Purchase Agreement with Newstar Systems, Inc. (“Newstar”) pursuant to which the Company agreed to sell its Computer for Tracts (“CFT”) software business, which had been reported as part of the Company’s software segment for a purchase price of approximately $2.5 million in cash. The transaction closed on December 21, 2004, resulting in a gain on disposition of discontinued operations of approximately $1.6 million.
      On March 19, 2002, we entered into an agreement to sell our ConfusmerInfo divison, a former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), for $130.0 million in cash. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees and monies placed in escrow. On March 26, 2002, MemberWorks Incorporated (“MemberWorks”), one of the former owners of iPlace, obtained a court order requiring us to set aside $58.0 million of the proceeds against a potential claim MemberWorks had against us. On August 9, 2002, we reached a settlement in the MemberWorks litigation, in which MemberWorks and certain other former iPlace shareholders received $23.0 million, with the remaining $35.0 million plus accrued interest being transferred to us resulting in net proceeds to us of $94.1 million. In addition, the litigation was dismissed and MemberWorks released all claims against us relating to the sale of iPlace. We have included the cost of the settlement in our results of operations for the year ended December 31, 2002.
      The $11.8 million gain associated with the disposition of the ConsumerInfo division was recorded as “Gain on disposition of discontinued operations,” in the Consolidated Statement of Operations for the year ended December 31, 2002. As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). In the second quarter of 2003, $2.3 million was released to us from the Indemnity Escrow and recognized as “Gain on disposition of discontinued operations.” As of December 31, 2004, cash in the Indemnity Escrow was $7.3 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.
      The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties. (See Note 22.)
      Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below:

	Year Ended December 31,

	2004	2003	2002

Revenue	$9,137	$12,788	$33,107
Total expenses	9,816	16,069	39,373

Loss from discontinued operations	$(679)	$(3,281)	$(6,266)

      The calculation of the gain on the sale of discontinued operations is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Gross proceeds from sale	$10,981	$2,300	$130,000
Less:
Cash subject to escrow	850	—	10,000
Net assets sold	2,210	—	106,321
Transaction costs	627	—	2,918
Cash and Homestore stock received from purchase of iPlace	—	(230)	(1,029)

Gain on disposition of discontinued operations	$7,294	$2,530	$11,790

      The carrying amounts of major classes of assets and liabilities for the discontinued operations were as follows (in thousands):

December 31,
2003

Total current assets	$2,267
Property & equipment, net	484
Other long term assets	36
Goodwill, net	975

Total assets	$3,762

Total current liabilities	590

Total liabilities	$590

      The cash and stock received from the purchase of iPlace relates to the settlement of the original escrow related to the Company’s purchase of iPlace.

4.	Restructuring Charges
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
      As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with the Company were eliminated. The work force reductions affected approxi-

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions.
      In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in restructuring charges on the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the year ended December 31, 2002, the Company revised its estimates relating to a lease obligation and took an additional $6.5 million charge. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $798,000 in 2002. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market have led the Company to revise these estimates on three occasions. The Company took an additional $6.5 million charge during 2002. In the fourth quarter of 2003, the Company took an additional charge of $1.3 million. In the fourth quarter of 2004 the Company took an additional charge of approximately $1.0 million because the Company is uncertain it will be able to sublease the remaining one-third of the San Francisco property.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(2,274)	(5,480)	—	(3,631)	(11,385)
Change in estimates	(396)	6,027	—	(798)	4,833
Non-cash charges	—	488	—	—	488
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	(6)	(4,970)	—	(576)	(5,552)
Change in estimates	(10)	1,290	—	(203)	1,077
Non-cash charges	—	—	—	—	—
Sale of a subsidiary	—	—	—	—	—

Restructuring accrual at December 31, 2003	$11	$10,000	$—	$384	$10,395
Cash paid	(5)	(3,966)	—	(11)	(3,982)
Change in estimates	—	987	—	28	1,015

Restructuring accrual at December 31, 2004	$6	$7,021	$—	$401	$7,428

      With the exception of payments associated with the San Francisco and other office lease commitments which will be paid through 2006, substantially all of the remaining restructuring liabilities at December 31, 2004 will be paid during 2005. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.
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
      In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in restructuring charges in the consolidated statement of operations. This charge consists of the employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the fourth quarter of 2003, the Company reduced its estimate for employee termination by $14,000 and increased its charge for lease obligations and related charges by $46,000 as a result of changes in exchange rates. In the fourth quarter of 2004, the Company increased its charge for lease obligations and related charges by $372,000 as a result of changes in exchange rates.
      A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	(12)	(387)	—	(399)
Change in estimates	(14)	46	—	32

Restructuring accrual at December 31, 2003	$—	$1,365	$—	$1,365
Cash paid	—	(386)	—	(386)
Change in estimates	—	372	—	372

Restructuring accrual at December 31, 2004	$—	$1,351	$—	$1,351

      All of the remaining restructuring liabilities at December 31, 2004 are related to lease obligations and will be paid through 2006. Any further changes to the accruals based upon current estimates will be reflected through restructuring charges in the consolidated statement of operations.
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
      In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in restructuring charges in the consolidated statement of operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company reduced its estimate for employee termination by $132,000 and reduced its lease obligations and related charges by $417,000 as a result of a buy-out of the remaining lease obligation.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(1,190)	(253)	(1,443)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(268)	(1,119)	(1,387)
Change in estimates	(132)	(417)	(549)

Restructuring accrual at December 31, 2003	$—	$244	$244
Cash paid	—	(212)	(212)
Change in estimates	—	—	—

	—	—	—
Restructuring accrual at December 31, 2004	$—	$32	$32

      Substantially all of the remaining restructuring liabilities at December 31, 2004 will be paid in 2005.
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
      A summary of activity related to the fourth quarter 2003 restructuring charge is as follows (in thousands):

		Stock-based
	Employee	Charges for
	Termination	Accelerated
	Benefits	Vesting	Total

Initial restructuring charge	$1,401	$2,140	$3,541
Cash paid	(511)	—	(511)
Non-cash charges	—	(2,140)	(2,140)

Restructuring accrual at December 31, 2003	$890	$—	$890
Cash paid	(804)	—	(804)
Change in estimates	(71)	—	(71)

Restructuring accrual at December 31, 2004	$15	$—	$15

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Substantially all of the remaining restructuring liabilities at December 31, 2004 will be paid in 2005.

5.	Impairment of Long-Lived Assets
      During the fourth quarter of 2002, the Company decided to shut down The Hessel Group (“Hessel”) and sell the remaining assets. Operating expenses for the fourth quarter of fiscal 2002 include $1.2 million in accrued expenses associated with the shutdown of these operations including lease termination fees, severance, and other related costs. During the first quarter of fiscal 2003, the Company entered into four separate agreements to sell substantially all of the assets of Hessel for a total of approximately $1.5 million in cash.
      In the fourth quarter of 2002, specific events and changes in operations of the business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment including the Company revising the annual operating plan, the sustained decline of the value of the Company’s stock, and the Company making the decision to shutdown Hessel. Pursuant to SFAS No. 144, the Company performed an impairment analysis. With the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $3.5 million in the fourth quarter of 2002 comprised of impairments of $1.9 million of property and equipment relating to the pending sale and shut down of the Hessel businesses and $1.6 million of other assets.
      In the third quarter of 2003, specific events and changes in operations of the business indicated a potential impairment of its long-lived assets. The specific events and changes in circumstances indicating a potential impairment included certain business units continuing to perform below management’s expectations. Pursuant to SFAS Nos. 144 and 142, the Company performed an impairment analysis. Fair value was determined based on the present value of estimated expected future cash flows using discount rates ranging from 11% to 20%. The Company’s impairment analysis resulted in a charge of $13.0 million in the third quarter of 2003 comprised of impairments of $11.7 million of identifiable intangible assets relating to the Company’s acquisitions of SpringStreet and Move.com, Inc. and $1.3 million of prepaid distribution expense.
      In the third quarter of 2003, in conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”) as described in Note 21, the Company relinquished certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and Welcome Wagon®International, Inc. (collectively the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company recorded an impairment charge of $12.2 million in the year ended December 31, 2003.
      In the fourth quarter of 2003 pursuant to SFAS No. 142 the Company performed its annual review of the valuation of its goodwill with the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates from 14% to 18%. The Company’s impairment analysis did not result in a charge. However, specific events and changes in circumstances indicated a potential impairment. Those specific events included the Company revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application. This decision resulted in a charge of $1.8 million.
      There were no impairment charges in the year ended December 31, 2004 based on the Company’s annual analysis.

6.	Top Producer Acquisition
      In May 2000, the Company acquired Top Producer Systems, Inc. (“Top Producer”), a leading provider of leads management and marketing software for real estate professionals, for $12.1 million in cash,

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
473,538 shares exchangeable into the Company’s common stock with an estimated fair value of $12.1 million, and an amount contingent on future performance of Top Producer. Because the exchangeable shares vested over a three-year period and were contingent upon Top Producer’s chief executive officer’s employment over a three-year period, the value of such shares was recorded in deferred stock-based charges. During the year ended December 31, 2002, the Company elected to pay cash of $521,000 instead of issuing the Company’s common stock. This payment was charged against additional paid-in capital. As part of the original purchase agreement, an additional amount of up to $14.8 million of contingent consideration (“earn-out”) could be paid if certain defined performance targets were met during the years ended December 31, 2000 through December 31, 2004. During 2002, the earn-out was re-negotiated with the former owners, several of whom were then employed by the Company, and set at a fixed amount of $10.2 million payable in installments of cash or stock, at the Company’s option, of $3.1 million, $2.8 million and $4.3 million in 2002, 2003 and 2004, respectively. Recognition of this fixed obligation resulted in an increase in goodwill and accrued expenses. The Company paid the $3.1 million 2002 installment in cash. In June 2004, we entered into an agreement providing for the settlement of certain litigation involving former shareholders of Top Producer® and for the payment of the remaining installments of the purchase price. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $34.8 million has been allocated to goodwill, deferred compensation and other identifiable intangible assets and is being amortized on a straight-line basis over estimated lives ranging from three to five years. During the year ended December 31, 2000, a portion of the purchase price was charged to acquired IPR&D upon completion of the purchase price valuation by an independent third party. At December 31, 2004 and 2003, the Company had net goodwill of $11.7 million and $11.7 million and net intangible assets of $721,000 and $2.6 million, respectively (See Notes 12 and 21).

7.	Short-term Investments
      The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments and marketable equity securities at December 31, 2004 and 2003 (in thousands):

		Unrealized	Unrealized	Estimated
	Book Value	Gains	Losses	Fair Value

December 31, 2004 Auction rate preferred instruments	$45,040	$—	$—	$45,040
December 31, 2003 Auction rate preferred instruments	$21,575	$—	$—	$21,575
      The contractual maturities of available-for-sale debt securities at December 31, 2004 and 2003 were less than 30 days.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Computer software and equipment	$37,415	$32,275
Furniture, fixtures and office equipment	4,007	4,232
Leasehold improvements	6,352	5,829
Machinery and equipment	670	638
Land and building	—	5,060

	48,444	48,034
Less: accumulated depreciation	(33,202)	(26,580)

	$15,242	$21,454

      Depreciation expense, excluding discontinued operations, for the years ended December 31, 2004, 2003 and 2002 was $7.9 million, $11.3 million and $13.7 million, respectively. Computer software and equipment above includes $5.5 million and $2.3 million, respectively, of assets purchased under capital leases at December 31, 2004 and 2003.

9.	Goodwill and Other Intangible Assets
      A change in the net carrying amount of goodwill for the year ended December 31, 2004 was made as a result of the write-off of $975,000 due to sale of Wyldfyre business. Goodwill by segment as of December 31, 2004 and 2003 is as follows (in thousands):

	As of December 31,

	2004	2003

Media services	$1,307	$1,307
Software	11,681	12,656
Print	6,514	6,514

Total	$19,502	$20,477

      Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	As of December 31,

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$18,786	$18,407	$18,786	$18,081
Trade name, trademarks, websites and brand names	19,746	5,499	19,746	4,032
Online traffic	533	533	533	320
Purchased technology	9,325	8,642	9,325	6,822
Purchased content	7,631	7,631	7,631	5,248
Porting relationships	1,728	1,728	1,728	1,220
NAR® operating agreement	1,578	451	1,578	301
Other	5,844	4,416	5,844	3,389

Total	$65,171	$47,307	$65,171	$39,413

      Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2004, 2003 and 2002 was $7.9 million, $21.9 million and $34.7 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2005	3,587
2006	1,834
2007	1,423
2008	1,423
2009	1,423

10.	Other Current Assets
      Other current assets consist of the following (in thousands):

	December 31,

	2004	2003

Prepaid commissions	$6,226	$4,804
Other	6,272	5,781

	$12,498	$10,585

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Expenses
      Accrued expenses, current, consist of the following (in thousands):

	December 31,

	2004	2003

Accrued payroll and related benefits	$14,109	$14,184
Accrued royalties	295	1,914
Accrued restructuring charges	4,656	6,000
Accrued professional fees	9,588	3,451
Other	11,246	17,027

	$39,894	$42,576

12.	Related-party Transactions
      In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant valued at $745.7 million (See Note 6). In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that was considered a related party of the Company. Under the commercial agreements, RETT committed to purchase $75.0 million in products and services to be delivered to agents, brokers and other Cendant real estate franchisees over the next three years. Subsequent to the closing of the acquisition of the Move.com Group, the Company entered into additional commercial agreements with Cendant and RETT. The total contractual value of all commercial agreements entered into during 2001 is approximately $95.5 million, resulting in $82.5 million in future revenue. Revenue of $7.7 million and $31.2 million related to these transactions was recognized in 2003 and 2002, respectively. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. During the years ended December 31, 2003 and 2002, the Company had received approximately $1.2 million and $12.0 million of cash, respectively, and had recorded at December 31, 2003 and 2002, deferred revenue of approximately $6.9 million and $13.5 million, respectively, related to these agreements. The Company amended certain of these agreements and relieved the Company of certain future delivery obligations under those agreements and recorded other income of approximately $10.8 million for the year ended December 31, 2002. Cendant ceased being a related party in early 2004.
      As part of an employment agreement, the Company purchased a house in the fourth quarter of 2002 from an executive officer for $1.95 million to facilitate his move to the Company’s headquarters. The house was included in other assets at December 31, 2003, net of its expected selling costs, at $1.4 million and was sold in 2004 for approximately its carrying cost.
      During 2002, the Company renegotiated the earn-out agreement with the former owners of Top Producer® that was tied to the original purchase agreement. Several of the former owners were employed by the Company at the time of the renegotiation (See Note 6). This revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with this renegotiation, the Company recorded additional goodwill of $9.3 million. The Company paid $3.1 million of this earn-out during 2002 and the remaining portion as part of a settlement in 2004. (See Note 21)
      As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement in 2004, 2003 and 2002 was approximately $1.3 million in each year.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	December 31, 2004

	Media	Software	Print	Unallocated	Total

Revenue	$150,053	$18,210	$48,597	$—	$216,860
Cost of revenue	24,905	5,473	19,619	832	50,829

Gross profit (loss)	125,148	12,737	28,978	(832)	166,031

Sales and marketing	63,358	4,771	19,547	712	88,388
Product and website development	10,405	4,705	251	1	15,362
General and administrative	20,236	2,799	10,371	35,036	68,442
Amortization of intangible assets	—	—	—	7,894	7,894
Litigation settlement	—	—	—	2,168	2,168
Restructuring charges	—	—	—	1,316	1,316

Total operating expenses	93,999	12,275	30,169	47,127	183,570

Income (loss) from operations	$31,149	$462	$(1,191)	$(47,959)	$(17,539)

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Media	Software	Print	Unallocated	Total

Revenue	$143,510	$15,018	$47,394	$—	$205,922
Cost of revenue	29,796	6,001	19,363	1,409	56,569

Gross profit (loss)	113,714	9,017	28,031	(1,409)	149,353

Sales and marketing	69,485	6,234	19,434	5,969	101,122
Product and website development	11,261	5,341	442	21	17,065
General and administrative	22,420	2,438	9,763	30,712	65,333
Amortization of intangible assets	—	—	—	21,863	21,863
Litigation settlement	—	—	—	63,600	63,600
Restructuring charges	—	—	—	4,100	4,100
Impairment of long-lived assets	—	—	—	26,999	26,999

Total operating expenses	103,166	14,013	29,639	153,264	300,082

Income (loss) from operations	$10,548	$(4,996)	$(1,608)	$(154,673)	$(150,729)

	December 31, 2002

	Media	Software	Print	Unallocated	Total

Revenue	$160,506	$33,216	$57,303	$—	$251,025
Cost of revenue	38,581	12,078	20,983	1,980	73,622

Gross profit (loss)	121,925	21,138	36,320	(1,980)	177,403

Sales and marketing	65,715	9,435	21,814	64,590	161,554
Product and website development	14,007	11,266	237	(13)	25,497
General and administrative	19,339	6,417	14,077	43,209	83,042
Amortization of intangible assets	—	—	—	34,699	34,699
Litigation settlement	—	—	—	23,000	23,000
Restructuring charges	—	—	—	12,057	12,057
Impairment of long-lived assets	—	—	—	3,482	3,482

Total operating expenses	99,061	27,118	36,128	181,024	343,331

Income (loss) from operations	$22,864	$(5,980)	$192	$(183,004)	$(165,928)

      Revenue for the years ended December 31, 2003 and 2002 included $7.7 million and $31.2 million, respectively, of revenue from a related party, Cendant and RETT (Cendant). The related party revenue for 2003 and 2002 consisted of $5.8 million and $21.0 million in Media Services and $1.9 million and $10.2 million in Software, respectively. The Company has one customer, Cendant, a related party, within its Media Services and Software segments representing approximately 13% and 31%, respectively, of those segments’ revenue for the year ended December 31, 2002. Our revenue from Cendant was less than 10% in each segment for the year ended December 31, 2003 and Cendant ceased to be a related party during 2004.

14.	Stock Plans

Option Plans
      In general, options granted by the Company are vested over a four year period and are granted at fair market value at the date of grant. The life of an option grant cannot exceed ten years. In January 1999, the

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January  1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,608,957 shares, 5,439,240 shares and 5,330,104 shares in January 2005, 2004 and 2003, respectively.
      In connection with the acquisitions of the Move.com Group, SpringStreet, HomeWrite, Hessel and iPlace, the Company assumed options of 3.2 million, 719,000, 196,000, 135,000, and 1.1 million, respectively. Options outstanding as of December 31, 2004 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 206,060 and the weighted average exercise price of those option shares is $20.58.
      On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserves 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Compensation Committee of the Board of Directors.
      The following table summarizes the activities under the option plans for the years ended December 31, 2004, 2003 and 2002 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2001	14,658	$0.02 to 89.25	24.16
Granted	29,558	0.00 to 2.70	1.72
Exercised	(406)	0.00 to 2.00	0.48
Cancelled	(19,495)	0.06 to 89.25	16.42

Outstanding at December 31, 2002	24,315	0.03 to 89.25	3.32
Granted	2,564	0.56 to 3.68	1.84
Exercised	(1,595)	0.30 to 3.57	1.59
Cancelled	(2,735)	0.30 to 89.25	6.25

Outstanding at December 31, 2003	22,549	0.30 to 89.25	2.87
Granted	8,459	2.18 to 4.88	3.37
Exercised	(1,739)	0.30 to 3.00	1.39
Cancelled	(1,356)	0.30 to 89.25	5.40

Outstanding at December 31, 2004	27,913	$0.30 to 89.25	$2.99

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Common stock available for future grants as of December 31, 2004 was 13.8 million shares, but increased on January 1, 2005 to 20.4 million shares.
      Additional information with respect to the outstanding options at December 31, 2004 is as follows (shares in thousands):

		Options
		Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30 to 0.84	3,024	7.85	0.45	1,640	0.43
0.85 to 1.44	985	7.65	1.28	566	1.31
1.72 to 1.76	11,676	7.07	1.76	8,704	1.76
2.07 to 2.25	4,094	8.47	2.25	1,315	2.25
2.31 to 3.57	2,915	9.54	2.96	609	3.03
2.58 to 3.99	32	8.55	3.75	12	3.71
4.09 to 4.09	2,900	9.36	4.09	272	4.09
4.17 to 69.63	2,261	7.52	12.63	1,120	19.31
72.13	21	5.16	72.13	20	72.13
89.25	5	5.09	89.25	5	89.25

$0.30 to $89.25	27,913	7.91	$2.99	14,263	$3.25

      The weighted-average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $3.37, $1.58 and $1.46, respectively. The total number of shares exercisable was 14.3 million, 11.6 million and 8.0 million at December 31, 2004, 2003 and 2002, respectively. The weighted average exercise price at those dates was $3.25, $3.47 and $4.82, respectively.
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

Employee Stock Purchase Plan
      In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the initial aggregate number of shares of stock that could be issued was 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to one-half of one percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan was not to exceed 5,000,000 shares. In January 2004, 2003 and 2002, the amount available under the plan was increased by 604,360, 592,234 and 587,534 shares, respectively. Employees could choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company’s common stock. The purchase price of the common stock would be 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the plan. The first offering period started on August 1, 1999. During 2004, 2003 and 2002, the Company issued 1,405,367, 1,243,105 and 282,691 shares, respectively, of common stock under the ESPP at a weighted issuance price of $1.02, $0.67 and $0.77 per share, respectively. The Company terminated the ESPP in December 2004.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended December 31, 2004, 2003 and 2002, the Company issued 77,250, 436,588, and 36,000 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. The 2002 shares vested over one year and the 2003 and 2004 shares vest over three years. The charge associated with the issuance of these shares was $367,000 for 2004 shares, $344,000 for 2003 shares and $90,000 for 2002 shares and are being recognized over their respective vesting period. There was an additional 70,922 restricted shares issued to the chief executive officer resulting in a $300,000 charge for the year ended December 31, 2004.

15.	Warrants
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
      During the year ended December 31, 2000, the Company issued a warrant to purchase 40,000 shares at $88.12 as part of a consumer website operating agreement with the Manufactured Homes Institute (“MHI”) wherein the Company would be the exclusive provider of web sites, home pages, electronic mail and similar Internet related products and services to MHI members and MHI would provide the Company with joint marketing activities and access to member lists and other materials. The Company recorded a prepaid asset of approximately $2.7 million and has a remaining balance of $1.4 million as of December 31, 2004 and $1.6 million as of December 31, 2003.
      During the year ended December 31, 2002, the Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was recognized upon the issuance of the warrant and was not material to the Company’s financial results. These warrants expire in 2006.
      The Company recognized $0.3 million, $1.2 million and $9.4 million in stock-based charges for the years ending December 31, 2004, 2003 and 2002, respectively, in connection with the issuance of all warrants. At December 31, 2004, warrants to purchase 291,793 shares of common stock were outstanding with a weighted-average exercise price of $14.82 per share.

16.	Capitalization
      At December 31, 2004, the Company had authorized the issuance of one share of Series A preferred stock. At December 31, 2004, one share of Series A preferred stock was issued and outstanding and held by NAR. The holder of Series A preferred stock has the following rights:
      Voting — Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders’ meetings and shall not be entitled to vote on any matters with respect to any

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Repurchase of Common Stock
      During 2002, the Company reached an agreement with the former owner and previous employee of WyldFyre to repurchase 127,262 shares of the Company’s common stock issued as part of the acquisition for approximately $3.9 million resulting in $169,000 in treasury stock and $3.7 million as a reduction to accrued liabilities. This agreement was entered into because the Company was unable to register the shares as required by the original agreement. The $3.8 million was accrued during the year ended December 31, 2001 and is included in general and administrative expenses.
      During 2003, the Company repurchased 31,765 shares of common stock for approximately $38,000, in exchange for the cancellation of notes payable to the Company of equal value.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of Common Stock
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
      In January 2001, the Company issued 600,000 shares of its common stock in connection with a five-year marketing and distribution agreement, the fair value of which was $11.1 million on the date of issuance. Concurrently, the Company also entered into a marketing and web services agreement with this same party for $15.0 million in cash which is payable to the Company over the five-year term of the agreement. The Company is recording these transactions over the five-year term of the agreements on a net revenue basis. Accordingly, variable charges associated with the fair value of the common stock are recognized over the term of the agreement and included as an offset to revenue recognized related to the cash payments. In October 2001, the Company made certain amendments to the marketing and web services agreement, including the removal of performance requirements related to the vesting of the 600,000 shares of common stock. As a result, the charges associated with the common stock became fixed in connection with the amendment. The net unamortized deferred balance for this equity consideration will continue to be amortized as a reduction of revenue over the remaining term of the agreement. Net revenue recognized in connection with these agreements was $0, $(487,000) and $(124,000) for the years ended December 31, 2004, 2003 and 2002, respectively.
      In October 2001, the Company filed a demand for arbitration with AOL relating to the distribution agreement. The Company’s complaint claimed that AOL has breached the distribution agreement by failing to meet its contractual obligations. In the arbitration, the Company sought a declaration that AOL breached the distribution agreement; that it may terminate or rescind the contract and receive damages and other appropriate relief; that it may terminate the contract without AOL having any right to the $90.0 million letter of credit issued in favor of AOL in connection with the distribution agreement; and that the Company would have no further obligations under the distribution agreement. An arbitration hearing was held in mid-July 2002 and the Company submitted its Proposed Findings of Fact and Conclusions of Law to the Tribunal on September 20, 2002.
      During the year ended December 31, 2002, the Company issued 117,262 shares of its common stock in connection with the purchase agreement for Homestyles for certain performance objectives and recognized $141,000 in compensation expense during 2002.
      In January 2003, the Company entered into a new marketing agreement with AOL that settled the arbitration and terminated the obligation under the old agreement. As part of the new marketing agreement,

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which continued through June 2004, the Company had the exclusive right to provide AOL with real estate listings, and AOL members also retained access to a wide array of the Company’s professional content. The parties continued to share advertising revenue in certain home-related categories. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on the $90.0 million letter of credit secured by restricted cash on the Company’s balance sheet at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement were removed. Over the term of the agreement, the Company made or will make quarterly cash payments of $3.75 million, in six equal installments beginning January 2003 and ending June 2004. The Company replaced the agreement in 2004 with an agreement through December 31, 2005. (See Note 21)
      In May 2004, in accordance with an order entered by the District Court, the Company issued 20.0 million shares of its common stock in connection with the settlement of the Securities Class Action Lawsuit. The fair value of the shares on the date the settlement was approved was $50.6 million which was recorded as expense in the year ended December 31, 2003.
      In May 2004 the Company issued 200,000 shares of its common stock with a fair value of $560,000 in settlement of the derivative litigation. The Company had previously accrued for the expense of this settlement.
      In July 2004, pursuant to the settlement of three lawsuits brought by certain former shareholders of Top Producer Systems, Inc., the Company (i) issued 2,097,984 shares of common stock in satisfaction of the remaining installments of the Company’s purchase price of Top Producer® that were due in 2003, 2004 and 2005, (ii) issued 151,064 shares of common stock and paid $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer® and (iii) issued 75,988 shares of common stock in settlement of the various claims. The fair value of these shares was $8.7 million of which $7.9 million had previously been accrued resulting in a $0.8 million settlement charge in the year ended December 31, 2004.
      Also in July 2004, pursuant to the settlement of a lawsuit brought by certain former owners and directors of iPlace, the Company issued 177,631 shares of its common stock and paid $700,000 in cash. As a result of this settlement, the Company recoded a litigation settlement charge of approximately $1.4 million in the year ended December 31, 2004.
      The Company recognized $0.3 million, $1.1 million and $45.7 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2004, 2003 and 2002, respectively.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Net Loss per Share
      The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator:
Loss from continuing operations	$(14,501)	$(46,373)	$(168,949)
Gain on disposition of discontinued operations	7,294	2,530	11,790
Loss from discontinued operations	(679)	(3,281)	(6,266)

Net loss	$(7,886)	$(47,124)	$(163,425)

Denominator:
Weighted average shares outstanding	136,518	118,996	117,900

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.11)	$(0.39)	$(1.43)
Income (loss) from discontinued operations	$0.05	$(0.01)	$0.05

Net loss	$(0.06)	$(0.40)	$(1.39)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computation were 28,204,581, 22,847,784 and 25,056,743 for the years ended December 31, 2004, 2003 and 2002, respectively.

18.	Supplemental Cash Flow Information
      During the year ended December 31, 2004:

•	The Company paid $62,000 in interest.

•	The Company sold two of its business units generating net proceeds of $9.5 million and a gain on sale of $7.3 million.

•	The Company sold its Welcome Wagon® facility generating net proceeds of $6.3 million and a gain on sale of $1.4 million.

•	The Company issued 20 million shares of stock and paid $3.0 million in settlement of the Securities Class Action lawsuit that had previously been accrued at $53.6 million.

•	The Company issued 200,000 shares of stock and paid $150,000 in settlement of the derivative litigation suit which had previously been accrued at $710,000.

•	The Company issued 2.3 million shares of stock in settlement of the Top Producer® litigation resulting in an additional charge of $793,000 against an existing accrual of $7.9 million.

•	The Company granted 70,922 shares of restricted common stock to its Chief Executive Officer. These shares vest over three years. The expense associated with these shares was $300,000 and was recognized in 2004.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company issued 77,250 shares of restricted common stock to certain members of its Board of Directors. These shares vest over three years. The charge associated with these shares was $367,000 and is being recognized over the three-year vesting period.

•	The Company funded $3.2 million of capital expenditure through an equipment lease financing arrangement.
      During the year ended December 31, 2003:

•	The Company paid $103,000 in interest.

•	The Company was required to accelerate 1,162,945 options for terminated former executives and incurred a $2,609,000 expense in 2003.

•	The Company issued 436,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over three years. The charge associated with the issuance of these shares was $344,000 and is being recognized over the three-year vesting period.

•	The Company funded $2.1 million of capital expenditures through an equipment lease financing arrangement.
      During the year ended December 31, 2002:

•	The Company paid $372,000 in interest.

•	The Company also amended an agreement relating to earn-out payments of $14.8 million that were part of the original Top Producer® purchase agreement. The amendment revised the contingent obligation of $14.8 million and fixed it at $10.2 million. In connection with the amendment, the Company recorded additional goodwill of $9.3 million.

•	The Company was required to accelerate 467,187 options for terminated former executives and incurred a $4.9 million expense in 2002.

•	The Company issued 36,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over one year. The charge associated with the issuance of these shares was $90,000 and is being recognized over the one-year vesting period. 12,000 of these shares were returned to the Company in 2003, prior to vesting.

•	The Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was not material to the Company’s operations.

19.	Defined Contribution Plan
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

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes
      As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,	December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$357,067	$325,470
Deferred expenses	14,889	47,531
Impairment charges	2,863	18,012
Amortization of acquired intangible assets	3,748	—
Other	624	31,187

	379,191	422,200
Less: valuation allowance	(379,191)	(409,283)

Net deferred tax assets	$—	$12,917

Deferred tax liabilities:
Amortization of acquired intangible assets	$—	$(12,917)

Total gross deferred tax liabilities	—	(12,917)

Net deferred tax asset (liability)	$—	$—

      Based on management’s assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation allowance for net deferred taxes was decreased by $30.1 million primarily as a result of the expiration of deferred tax assets related to certain warrants.
      To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.
      The difference between the statutory tax rate and the effective tax rate is due to permanent differences and a valuation allowance placed against the Company’s deferred tax assets.
      At December 31, 2004 and 2003, the Company had gross net operating losses for federal income tax purposes of approximately $975.9 million and $872.6 million, respectively, which begin to expire in 2008. At December 31, 2004 and 2003, the Company had gross net operating losses for state income tax purposes of approximately $949.8 million and $340.6 million, respectively, which begin to expire in 2007. The state gross net operating loss carryforward was increased as a result of conducting an analysis on a state by state basis to determine the net operating loss carryforward available for each state where the Company conducts business, plus a current year projected tax loss of $34.0 million. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. At December 31, 2004 and 2003, the gross net operating loss carryforwards included approximately $0.4 million and $62.5 million respectively, related to the exercise of employee stock options and warrants, respectively. At December 31, 2004, the gross net operating loss carryforwards include approximately $3.2 million of Canadian gross net operating loss carryforwards.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Settlements of Disputes and Litigation

Settlement of AOL Dispute
      In January 2003, the Company entered into a marketing agreement with America Online, Inc. (“AOL”) that resolved its dispute with AOL and terminated the obligations under a prior marketing agreement. Under the January 2003 marketing agreement, the Company has maintained the exclusive right to provide AOL with real estate listings, and AOL retained access to the Company’s professional content. The Company paid AOL $7.5 million in cash to terminate the previous agreement and allowed AOL to fully draw down on an existing $90.0 million letter of credit secured by restricted cash at December 31, 2002. Termination of the previous agreement also eliminated the Company’s responsibility to provide AOL with an additional “make-whole” payment in July 2003, which would have been approximately $57.0 million, payable in cash or stock. Transfer restrictions relating to the approximately 3.9 million shares of the Company’s common stock issued to AOL under the previous agreement were also removed. Over the term of the agreement, the Company made quarterly cash payments of $3.75 million, in six equal installments which began in January 2003 and ended in June 2004. The January 2003 marketing agreement expired on June 30, 2004, and was replaced with an agreement that extends through December 31, 2005.
      In connection with the settlement with AOL, the Company reduced its accrued distribution obligation and accrued expenses by $189.9 million and $4.2 million, respectively, and allowed AOL to draw down on the $90.0 million letter of credit. Accordingly, the Company recorded a gain on settlement of the distribution agreement of $104.1 million, which is included as gain on settlement of distribution agreement in the Consolidated Statement of Operations for the year ended December 31, 2003.

Settlement of Securities Class Action Lawsuit
      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers, directors and employees, certain of the Company’s former officers, directors and employees, and various other parties, including among others PricewaterhouseCoopers LLP as defendants. The amended complaint made various allegations, including that the Company violated federal securities laws, and sought an unspecified amount of damages.
      On August 12, 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit. On October 8, 2003, the District Court preliminarily approved the settlement. As a part of the settlement, the Company agreed to pay $13.0 million in cash and issue 20.0 million new shares of the Company’s common stock valued at $50.6 million as of August 12, 2003. The Company placed $10.0 million in escrow in October 2003 and an additional $3.0 million in escrow in April 2004. In May 2004, in accordance with an order entered by the District Court, the Company issued the 20.0 million shares to counsel to the Plaintiff as trustee. The $13.0 million and the 20.0 million shares will be distributed to the class and Plaintiff’s counsel in accordance with the judgment once final judgment is upheld. The 20.0 million shares currently held in trust must be voted in proportion to the votes of all the other holders of the Company’s common stock who exercise their voting rights until they are distributed to the class. These shares have been reflected as issued and outstanding in the Company’s financial statements beginning in May 2004. A final hearing on the settlement was held on

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 16, 2004, after delivery of notice to class members. On February 5, 2004, the Court issued an interim order generally approving the terms of the settlement, but requesting additional briefs on two issues: (1) whether certain objectors’ proposal to “carve out” certain claims from the settlement was feasible; and (2) whether notice to class members was potentially inadequate because of the short time period given to file their claims. The Court suggested that the parties consider allowing additional time for class members to file claims, which would not affect the total settlement fund. On March 16, 2004, the Court issued its “Order Granting Motion for Final Approval of Partial Class Settlement and Directing Renotice of the Class.” The Order extended the deadline for class members to opt out or submit claims until May 31, 2004. On May 14, 2004, the District Court entered final judgment and an order of dismissal with prejudice of the Securities Class Action Lawsuit as to the Company. The final judgment includes a bar order providing for the maximum protection to which the Company is entitled under the law with respect to all future claims, whether under federal, state or common law.
      On June 10, 2004, an objector to the settlement filed a notice of appeal. The Company and Plaintiff reached a settlement with the objector and the objector filed a dismissal of the appeal on March 4, 2005.
      As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the year ended December 31, 2003. In addition, the Company agreed to adopt, within thirty days of final judicial approval of the settlement, certain corporate governance principles that have been approved by the Board of Directors, including requirements for independent directors and special committees, a non-classified Board of Directors with two-year terms, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.
      In addition, the Company continues to be subject to litigation by persons who have elected to be excluded from the settlement. Moreover, the Company could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant described in the following section.

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
      Under the terms of the settlement agreement, Cendant agreed not to sue the Company or its officers, directors and other related parties with respect to the acquisition of the Move.com Group and the prior restatement of the Company’s financial statements. However, in the circumstances described below, Cendant retains the right to sue the Company for contribution, indemnification, or similar relief if Cendant is held liable for or settles claims against it in the Securities Class Action Lawsuit up to the amount for which it is

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
held liable or for which it settles. The Company released all claims against Cendant (including a release of any derivative claims, to the extent permitted by law) relating to the acquisition of the Move.com Group and the Company’s prior restatement of its financial statements. In addition to the settlement agreement, Cendant and the Company executed an Option Agreement, a new Listings License Agreement and a Source Code License and Maintenance Services Agreement.
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
      The March 16, 2004 order may preclude Cendant from seeking indemnification, contribution or similar relief from the Company in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on the Company’s results of operations.
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Pending resolution of the appeal and approval by the District Court of the distribution to the class of the cash and shares, the Company is unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.
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

Settlement of Derivative Litigation
      In January 2002, Robert Sparaco filed a complaint in California Superior Court, Los Angeles County, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. Two additional shareholder derivative actions were filed against substantially the same defendants on the Company’s behalf as nominal defendant. The three derivative actions alleged breaches of fiduciary duty, negligence, abuse of control, misconduct, waste of corporate assets and other violations of state law. In March 2002, the court entered an order consolidating the three actions. In November 2002, the plaintiffs filed a first-amended consolidated shareholder derivative complaint. The complaint sought an unspecified amount of damages.

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2002, Jeff Joerg filed a complaint in Delaware Chancery Court, derivatively on the Company’s behalf as nominal defendant, against certain of the Company’s current and former officers and directors. The complaint alleged that defendants breached their fiduciary duties by failing to maintain adequate accounting controls and by employing improper accounting practices and procedures. The complaint sought an unspecified amount of damages.
      On January 28, 2004, the Company entered into a settlement to resolve the California Superior Court (Sparaco) and Delaware Chancery Court (Joerg) derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement upon final judicial approval of the settlement, that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. On March 16, 2004, the United States District Court issued an order approving the Securities Class Action settlement and on March 26, 2004, the Superior Court approved the consolidated shareholder derivative settlement. In May 2004, the Company paid these fees, and issued the 200,000 shares of common stock in a transaction exempt from registration by Section 3(a)(10) of the Securities Act of 1933. The Company had previously accrued for the expense of the settlement.

Settlement of Other Securities Litigation
      On June 7, 2004, the Company entered into an agreement providing for the settlement of three lawsuits brought against it by certain former shareholders of Top Producer® in connection with the acquisition of Top Producer® in May 2000. Pursuant to this settlement, on July 6, 2004, the Company (i) issued 2,097,984 shares of common stock in satisfaction of the remaining installments of the Company’s purchase price of Top Producer® that were due in 2003, 2004 and 2005, (ii) issued 151,064 shares of common stock and paid $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer®, and (iii) issued an additional 75,988 shares of common stock in settlement of the various claims. Issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the acceleration of the remaining installments of the purchase price and the issuance of additional stock to settle this dispute, the Company recorded a litigation settlement charge of $793,000 in the year ended December 31, 2004.
      On July 6, 2004, the Company settled a lawsuit brought against it by certain former owners and directors of iPlace. Pursuant to this settlement, on July 9, 2004, the Company issued to the plaintiffs 177,631 shares of the Company’s common stock and paid $700,000 in cash. The issuance of the shares in the settlement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the settlement, the Company recorded a litigation settlement charge of approximately $1.4 million in the year ended December 31, 2004.

22.	Commitments and Contingencies

Operating and Capital Leases
      The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from these capital lease obligations. Future minimum lease payments under these capital and

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating leases as of December 31, 2004 are net of actual sublease arrangements and exclusive of estimated sublease income used in the restructuring provision (See Note 4) are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2005	$1,834	$10,724
2006	1,017	10,138
2007	—	5,943
2008	—	1,413
2009 and thereafter	—	4,659

Total	$2,851	$32,877

Less: Amount representing interest	(86)

Net capital leases	2,765
Less: Current portion	(1,774)

Long-term capital leases	$991

      Of the amounts above, $8.1 million has already been accrued in restructuring accruals and is reflected in accrued expenses and other non-current liabilities at December 31, 2004. Rental expense for the Company for operating leases was $5.6 million, $6.8 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Commitments for the years ending 2008 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.
      The contractual provisions of two of the Company’s facilities lease commitments required that the Company collateralize the obligation with outstanding letters of credit, resulting in $5.8 million classified as restricted cash at December 31, 2004.

Distribution Agreements
      The Company has entered into various web portal distribution and preferred alliance agreements which require the Company to make certain scheduled payments over the term of the agreements. The following presents the Company’s future minimum commitments under those agreements (in thousands):

Year Ending December 31,

2005	$14,900
2006	4,850
2007-2009	—

Total	$19,750

Other Commitments
      Additionally, under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. The Company also has an operating agreement with the International Consortium of Real Estate Associations

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under which the Company agreed to operate the consortium’s web site but terminated the agreement in 2004. The following presents the Company’s future minimum commitments under those agreements (in thousands):

Year Ending December 31,

2005	$1,942
2006	1,500
2007	1,500
2008	1,500
2009	1,500

Total	$7,942

Legal Proceedings

Contingencies Related to Pending Litigation

SEC Investigation
      In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of the Company’s consolidated financial statements in March 2002. The SEC requested that the Company provide it with certain documents concerning the restatement. The SEC has also requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation.
      Since September 2002, certain of the Company’s former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the investigation. Also in September 2002, the SEC and the Department of Justice (the “DOJ”) informed the Company that, in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and its cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against the Company. Because the SEC and DOJ investigations are ongoing and the Company is committed to cooperating with those investigations, the Company will likely continue to incur additional costs related to the investigation, and management time and attention may be diverted until the investigation concludes.

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

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On January 21, 2004, the Company filed briefs appealing each of the District Court’s judgments to the Ninth Circuit Court of Appeals. The four insurers filed opposition briefs on April 5, 2004, and the Company filed its reply on May 19, 2004. A date for oral argument has not been scheduled.
      On February 27, 2004, the California State Superior Court granted the TIG and Lumbermens’ motions for summary judgment declaring the directors and officers liability policies issued by TIG and Lumbermens rescinded as to all insureds. On July 15, 2004, the Company filed a notice of appeal in both cases.
      The Company is unable to express an opinion at this time as to the probable outcome of these lawsuits.

Other Litigation
      In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther. Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive certain shares of common stock, and that there is a shortfall of 104,375 shares of common stock due and owing to him. The Company’s motion for summary judgment was granted and Dr. Agarwal’s petition was dismissed with prejudice on December 1, 2004. Dr. Agarwal has appealed the dismissal to the Nebraska State Court of Appeals. The Company intends to vigorously defend against the appeal.
      In December 2001, Pentawave Inc. filed a suit for fraud, securities fraud, rescission, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. The Company filed for summary judgment and in February 2005, the court granted the motion in part, dismissing the defamation and securities fraud claims, and denied it as to Plantiff’s breach of contract common law fraud and rescission. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.
      In June 2002, Tren Technologies Holdings LLC.,(“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.comTM. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.comTM websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. On May  22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On May 25, 2004, the Court issued an order

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. On September 8, 2004, a status conference was held in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. On January 25, 2005, the Company received a ruling from the USPTO regarding the Company’s Request for Reexamination. The USPTO examiner found that the patent claims at issue were not unique or proprietary and could not be patented. Tren has 60 days to appeal the ruling. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.
      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims seeking declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. The Court has stayed this action pending the Reexamination proceeding. On January 25, 2005, the Company received a ruling from the USPTO regarding the Company’s Request for Reexamination. The UPSTO examiner found that the patent claims at issue were not unique or proprietary and could not be patented. Keithley has 60 days to appeal the ruling. The UPSTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case.
      In September 2002, Matt L. Brody (“Brody”) filed a purported class action complaint in Superior Court for the State of California, Los Angeles County against the Company, certain of its former officers and certain current and former directors, and certain underwriters, alleging that the Company’s January 26, 2000 registration statement contained materially false and misleading statements. The complaint sought rescission or an unspecified amount of damages. In October 2002, defendants removed the action to the United States District Court for the Central District of California. In June 2003, Brody filed a petition with the United States Court of Appeals for the Ninth Circuit asking the Ninth Circuit to direct the District Court to vacate its order denying Brody’s motion to remand the action to state court. The Ninth Circuit heard oral arguments on the petition on July 14, 2004, denied the petition by order filed on August 17, 2004, and denied Brody’s subsequent petition for rehearing by order filed on September 28, 2004.
      On August 11, 2003, the District Court issued an order dismissing without prejudice Brody’s claims and striking his class action allegations. Brody filed an amended complaint on September 12, 2003. The Company filed a motion to dismiss the amended complaint and to strike the class allegations with prejudice. Separately, Brody’s counsel filed a motion to amend Brody’s complaint to add Ronald Drucker (“Drucker”) as a plaintiff. Brody filed a motion to stay his District Court lawsuit pending final resolution of the Securities Class Action Lawsuit. On July 13, 2004, the Court denied Brody’s motion to stay and by Order Granting Motion to Dismiss, filed August 11, 2004, the District Court dismissed all causes of action against all defendants. On September 2, 2004, Brody filed a notice of appeal from dismissal of the lawsuit. On January 4, 2005, Brody directed the Ninth Circuit to dismiss his appeal in consideration of the defendants’ agreement not to seek recovery of their costs.
      In November 2002, Gregory C. Pyfrom (“Pyfrom”) filed a complaint in Superior Court for the State of California, Ventura County against the Company and certain of its former officers and directors, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, as well as intentional fraud, negligent misrepresentation, breach of fiduciary duty, breach of the covenant of good faith and fair dealing,

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
violations of various other laws and negligent and intentional infliction of emotional distress. The Company filed a motion for judgment on the pleadings or in the alternative for a summary judgment on the principal ground that, under the law, his lawsuit should be dismissed because his claims are barred by the final judgment entered in the Securities Class Action Lawsuit. By Order entered on October 20, 2004, the Court granted the Company’s motion for summary judgment in its favor as to all claims. Pyfrom’s time to file a notice of appeal has now passed. The judgment is now final.
      On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. On March 22, 2004, the Court denied a revised Memorandum of Opinion denying both summary judgment motions and directed that the case go to trial. The trial concluded on July 27, 2004. On October 27, 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable attorney’s fees and costs associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s fees in prosecuting the action before the Court. On January 4, 2005, a court-appointed special master held a hearing as to the reasonableness of the fees and expenses incurred by Tafeen. Following a final determination by the Court as to reasonableness, the Company intends to consider its options, including a possible appeal of the Court’s decision. Accordingly, the Company is unable to express an opinion as to the outcome of this case at this time. Notwithstanding the possibility of the Company prevailing in any such appeal, as a result of the Court’s ruling, the Company recorded an accrual of $7.2 million for its estimate of the potential advancement of legal costs of former officers and directors, including Tafeen in the third quarter of 2004. The Company will review the amount of the accrual each quarter and determine whether incremental adjustments to the accrual should be made. No adjustment was made in the fourth quarter of 2004.
      On March 30, 2004, three shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. The complaint alleges fraud, negligent misrepresentation, vicarious liability, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The complaint seeks restitution, rescissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
      On April 12, 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL and the Company entered into a settlement on September 30, 2004 in connection with the DOL’s investigation pursuant to which the Company, without admitting liability, agreed to (1) convert its account executives to “non-exempt” classifications effective October 11, 2004; and (2) make payments of approximately $1.4 million to 434 current and former account executives for past overtime compensation. These payments were made in October 2004 and have been reflected as sales and marketing expenses for the year ended December 31, 2004.
      On September 17, 2004, Elizabeth Hathaway filed a class action lawsuit in Los Angeles County Superior Court on behalf of herself and all current and former account executives employed by Homestore, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. It is the Company’s belief that the amounts paid under the DOL settlement would be applied to any similar claims made by Hathaway so as to partially or wholly offset amounts that might ultimately be awarded to the class. Hathaway seeks interest, attorneys’ fees, overtime wages. The Company intends to

HOMESTORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
      On July 29, 2004, the Company received a copy of an amended complaint in (Stichting Pensioenfonds ABP v. AOL Time Warner. et.al.) in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company has moved to dismiss the claims against it in the amended complaint. Discovery has not commenced as of the filing of this Form 10-K. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss.
      As part of the sale in 2002 of the ConsumerInfo division, the former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties, including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its website both before, during, and after our ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which we sold ConsumerInfo to Experian, we could have elected to defend against the claims, but because the alleged conduct occurred both before and after our sale to Experian, we elected to rely on Experian to defend them. Accordingly, we have not made a complete evaluation of the underlying claims, but rather receive periodic updates from Experian and its counsel concerning their defense of the claims.
      In January of 2005, Experian informed us that they had received a settlement proposal in connection with certain of the unfair and deceptive advertising allegations. The settlement proposal covered a multi-year period during a substantial portion of which Experian owned ConsumerInfo. If Experian were to settle the claims for the amount of the proposed settlement, it is possible that Experian would claim that our indemnification obligation to it under the stock purchase agreement exceeds the remaining $7.3 million balance of the Indemnity Escrow. There can be no assurance that as a result of resolution of the claims that Experian may not seek to recover from us an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian in excess of the Indemnity Escrow is capped at $29.3 million less the balance in the Indemnity Escrow.

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

Stock Plans
      In January 2005, in accordance with plan provisions, the number of shares reserved for issuance under the SIP was increased by an additional 6,608,957 shares.

24.	Quarterly Financial Data (unaudited)
      Provided below is the selected unaudited quarterly financial data for 2004 and 2003:

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2003(1)	2003(2)	2003	2003

	(In thousands, except per share amounts)
Revenue	$53,424	$54,320	$54,782	$54,334	$51,946	$50,480	$51,636	$51,860
Gross profit	40,174	41,853	42,127	41,877	37,564	36,132	37,156	38,501
Income from continuing operations	(4,777)	(3,960)	(4,753)	(1,011)	87,469	(93,600)	(28,162)	(12,080)
Income (loss) from discontinued operations	(306)	(302)	180	7,043	(265)	1,911	(2,420)	23

Net Income/(loss)	$(5,083)	$(4,262)	$(4,573)	$6,032	$87,204	$(91,689)	$(30,582)	$(12,057)

Basic net income (loss) per share:
Continuing operations	$(0.04)	$(0.03)	$(0.03)	$(0.01)	$0.74	$(0.79)	$(0.24)	$(0.10)
Discontinued operations	$—	$—	$—	$0.05	$—	$0.01	$(0.02)	$—

Net income (loss)	$(0.04)	$(0.03)	$(0.03)	$0.04	$0.74	$(0.78)	$(0.26)	$(0.10)

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.03)	$(0.03)	$(0.01)	$0.72	$(0.79)	$(0.24)	$(0.10)
Discontinued operations	$—	$—	$—	$0.05	$—	$0.01	$(0.02)	$—

Net income (loss)	$(0.04)	$(0.03)	$(0.03)	$0.04	$0.72	$(0.78)	$(0.26)	$(0.10)

(1)	Includes a one-time non-cash gain of $104,071 from the settlement of a distribution agreement.

(2)	Includes a litigation settlement charge of $63,600.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control over Financial Reporting
      The management of Homestore, Inc. (“Homestore” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Homestore’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Homestore’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer
March 11, 2005

/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Homestore, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing above, that Homestore, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Homestore, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Homestore, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Homestore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Homestore, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 7, 2005

Item 9B.	Other Information
      None
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

Item 14.	Principal Accounting Fees and Services
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
      (a) The following documents are filed as part of this report:
      (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 67 of this report.
      (2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

      (3) Exhibits

Number	Exhibit Title

2.01	Agreement and Plan of Merger dated December 31, 1998 between NetSelect, Inc. and InfoTouch Corporation. (Incorporated by reference to Exhibit 2.01 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.02	Agreement and Plan of Reorganization dated June 20, 1998 among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III. (Incorporated by reference to Exhibit 2.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.03	Exchange Agreement dated March 31, 1998 among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna. (Incorporated by reference to Exhibit 2.03 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.04	Agreement and Plan of Reorganization dated May 19, 1999 between NetSelect, Inc., Avenue Acquisition Corporation and SpringStreet, Inc. (Incorporated by reference to Exhibit 2.04 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
2.05	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., The Homebuyer’s Fair, Inc., certain shareholders of The Homebuyer’s Fair, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed November 15, 1999.)
2.06	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., FAS-Hotline, Inc., the shareholders of FAS-Hotline, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed November 15, 1999.)
2.07	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon®International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3.01.1	Amended and Restated Certificate of Incorporation dated August 10, 1999. (Incorporated by reference to Exhibit 3.01.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 14, 2003.)
3.01.2	Certificate of Amendment of Certificate of Incorporation dated May 22, 2002. (Incorporated by reference to Exhibit 3.01.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 14, 2003.)
3.02	Bylaws dated August 10, 1999. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
3.04	RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 to our registration statement on Form S-1/ A (File No. 333-79689) filed July 8, 1999.)
4.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999. (Incorporated by reference to Exhibit 4.02.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
4.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated April 9, 1999. (Incorporated by reference to Exhibit 4.02.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

Number	Exhibit Title

10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)
10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02	Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc. (Incorporated by reference to Exhibit 10.03 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.03	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.06	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.07	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.08	Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation. (Incorporated by reference to Exhibit 10.06 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.09	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.10	Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)
10.11.1	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.11.2	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.12	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)

Number	Exhibit Title

10.13	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.15	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.18	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.19	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)(3)
10.25	Form of Indemnity Agreement between Homestore. Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.26	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.27	2003 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.28	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.29	2003 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.30	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.31	2003 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)

Number	Exhibit Title

10.32	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.33	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.34	2003 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.35	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Patrick R. Whelan. (Incorporated by reference to Exhibit 6.10(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	Memorandum dated March 29, 2002 to Patrick R. Whelan. (Incorporated by reference to Exhibit 6.11(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	Separation Agreement dated August 1, 2003 between Homestore, Inc. and Patrick R. Whelan. (Incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.38	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.39	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.40	Annual Bonus Plan, 2002 of Allan Dalton. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	2003 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.42	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.43	Offer Letter dated September 30, 2002 between Homestore.com®, Inc. and Michael R. Douglas. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.44	Annual Bonus Plan, 2002 of Michael R. Douglas. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.45	2003 Executive Bonus Plan of Michael R. Douglas. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.46	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.47	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.48	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

Number	Exhibit Title

10.49	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.51	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.52	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.53	Contract of Sale dated as of April 2004 between 115 south Service Road, LLC and Welcome Wagon® International, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.54	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.55	Master Distribution Agreement dated February 2, 2005 among Homestore, Inc., Homestore Sales Company, Inc. and NRT Incorporated.(2)(4)
14.01	Homestore, Inc. Code of Conduct and Business Ethics. (Incorporated by reference to Exhibit 14.1 to our current report on Form 8-K filed April 7, 2004.)
21.01	Subsidiaries of Homestore, Inc.(2)
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(2)
23.02	Report of PricewaterhouseCoopers LLP on Financial Statement Schedule.(2)
23.03	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
23.04	Report of Ernst & Young LLP on Financial Statement Schedule.(2)
24.01	Power of Attorney (included on signature pages to this report).(2)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(4)	Confidential treatment has been requested with respect to certain information in these exhibits pursuant to a confidential treatment request.
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
Date: March 11, 2005
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

Signature	Title	Date

Principal Executive Officer:

/s/ W. MICHAEL LONG W. Michael Long	Chief Executive Officer and Director	March 11, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III Lewis R. Belote, III	Chief Financial Officer	March 11, 2005

Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 11, 2005

Signature	Title	Date

/s/ TERRENCE M. MCDERMOTT Terrence M. McDermott	Director	March 11, 2005

/s/ L. JOHN DOERR L. John Doerr	Director	March 11, 2005

/s/ WILLIAM E. KELVIE William E. Kelvie	Director	March 11, 2005

/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 11, 2005

/s/ V. PAUL UNRUH V. Paul Unruh	Director	March 11, 2005

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 11, 2005