Form 10-K/A
period 2004-12-31
HOMESTORE INC
filed 2005-04-29
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☑  No ☐

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004*	$500,696,146
Number of shares of common stock outstanding as of April 1, 2005	147,230,947

*Based on the closing price of the common stock of $3.99 per share on that date, as reported on The NASDAQ National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

2

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth information regarding the directors and executive officers of Homestore, Inc. (the “Company” or “we”).

Name	Age	Position
Joe F. Hanauer	67	Chairman of the Board and Director
L. John Doerr	53	Director
William E. Kelvie	57	Director
Kenneth K. Klein(1)	61	Director
W. Michael Long	52	Chief Executive Officer and Director
Terrence M. McDermott	62	Director
Bruce G. Willison(1)	56	Director
V. Paul Unruh(1)(2)	56	Director
Jack D. Dennison	48	Chief Operating Officer
Lewis R. Belote, III	49	Chief Financial Officer
Allan P. Merrill	38	Executive Vice President, Strategy and Corporate Development
Michael R. Douglas	51	Executive Vice President, General Counsel and Secretary
Allan D. Dalton	56	President and Chief Executive Officer, REALTOR.com®
Stephen T. Feltner	34	President, Homebuilder.com
Sunil N. Mehrotra	55	President, Consumer Media Services
Maria L. Pietroforte	47	President, RentNet

(1)	Member of audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

(2)	The board of directors has determined that Mr. Unruh meets the requirements of an “audit committee financial expert” as defined in Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Unruh meets the requirements for being “independent” as defined by SEC rules and regulations.

     Our bylaws provide that the authorized number of directors may be fixed by resolution of the board of directors from time to time. Pursuant to our bylaws, the board has the authority to fix the number of directors that serve on the board. Currently, the board has fixed the number of directors at eight. Our bylaws also provide for the board to be divided into three classes as nearly equal in size as possible with staggered three-year terms. The term of office for Class I, Class II and Class III directors will expire at the annual meeting of stockholders to be held in 2006, 2007 and 2005, respectively, or upon a director’s earlier death, resignation or removal. As required by the settlement agreement that we entered into with the California State Teachers’ Retirement System, the lead plaintiff in the securities class action lawsuit against us, to resolve all outstanding claims against us in that lawsuit, our board of directors intends to submit to our stockholders for their consideration and approval at our 2005 annual stockholders meeting an amendment to our Amended and Restated Certificate of Incorporation, which, if approved by the stockholders, will eliminate the classification of our board of directors. If the amendment is approved by the stockholders, the terms of the directors elected at the annual stockholders meeting in each of 2005, 2006 and 2007 will expire in 2008, and beginning with our 2008 annual stockholders meeting, all directors will be elected at each annual meeting for a term of one year.

     As previously disclosed, on March 15, 2005, Terrence M. McDermott, one of our directors, provided us with notice of his intention to resign as a director effective as of our 2005 annual stockholders meeting. Mr. McDermott’s term is scheduled to expire at our annual stockholders meeting in 2006. Since December 2000, Mr. McDermott has served as the National Association of Realtors® (the “NAR”) representative on our board of directors. By virtue of its ownership of our sole outstanding share of Series A preferred stock, the NAR has the right to elect one of our directors. In addition, if there is any vacancy in the office of a director elected by the holder of the Series A preferred stock, then a director to hold office for the unexpired term of such director may be elected by the vote or written consent of the holder of the Series A preferred stock. The NAR has informed us that it intends to elect Alan Yassky as its representative to serve on our board of directors effective as of Mr. McDermott’s resignation. Mr. Yassky currently serves as the NAR’s representative on the board of directors of RealSelect, Inc., a wholly-owned subsidiary of the Company.

     Joe F. Hanauer has served as one of our directors since November 1996, as vice chairman of the board from November 2001 to January 2002, chairman of the board since January 2002 and lead independent director since December 2004; he was the National Association of REALTORS® representative on the board through November 2000. Mr. Hanauer is a Class III director. Since 1988, Mr. Hanauer, through Combined Investments, L.P., has directed investments in companies primarily involved in real estate and financial services. Mr. Hanauer is a former chairman and director of Grubb & Ellis Company and a former chairman of Coldwell Banker Residential Group, Inc. Mr. Hanauer is a director of MAF Bancorp, Inc., a trustee of each of Calamos Investment Trust, Calamos Advisors Trust and Calamos Convertible Opportunities and Income Fund, and a member of the National Association of REALTORS®.

     L. John Doerr has served as one of our directors since August 1998. Mr. Doerr is a Class III director. Mr. Doerr has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since 1980. Prior to his tenure at Kleiner Perkins, Mr. Doerr was employed by Intel Corporation for five years. He serves on the board of directors of Amazon.com, Inc., Google Inc., Intuit Inc., palmOne, Inc. and Sun Microsystems, Inc.

     William E. Kelvie has served as one of our directors since August 1998. Mr. Kelvie is a Class II director. He has served as chief executive officer of Overture Corporation, an information technology company, since July 2000. Prior to his tenure at Overture Corporation, Mr. Kelvie was the executive vice president and chief information officer responsible for information technology systems at the Federal National Mortgage Association (Fannie Mae), the world’s largest non-bank financial services company, from 1992 to 2000. He then served as special adviser to the chief executive officer of Fannie Mae until January 2003. Mr. Kelvie joined Fannie Mae in 1990 as senior vice president and chief information officer. Prior to his tenure at Fannie Mae, Mr. Kelvie was a partner with Nolan, Norton & Co., a management consulting company specializing in information technology strategies and plans. He also served in various capacities with The Dexter Corporation, a specialized manufacturing company, and The Travelers Insurance Company, an insurance and financial services company.

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

     W. Michael Long has served as our chief executive officer and as one of our directors since January 2002. Mr. Long is a Class III director. From November 1999 to April 2001, Mr. Long served as chairman of the board and as a director of WebMD Corporation (formerly Healtheon/WebMD Corporation), a provider of healthcare information services and technology solutions. From July 1997 to November 1999, Mr. Long served as chief executive officer of Healtheon Corporation. From August 1996 to July 1997, Mr. Long served as president and chief executive officer of CSC Continuum, Inc., a unit of Computer Sciences Corporation. Prior to its acquisition by CSC, Mr. Long was president and chief executive officer of The Continuum Company, Inc.

     Terrence M. McDermott has served as one of our directors (as the NAR representative) since December 2000. Mr. McDermott is a Class I director. He has served as executive vice president/chief executive officer of the National Association of REALTORS® since 1997. From 1993 to 1997, Mr. McDermott served as executive vice president and chief executive officer of the American Institute of Architects. Mr. McDermott was president of Cahners Publishing Co. from 1987 to 1993, a firm he joined in 1969.

     Bruce G. Willison has served as one of our directors since December 2002. Mr. Willison is a Class I director. Since 1999, Mr. Willison has served as Dean of the UCLA Anderson School of Management. This appointment followed a 26-year career in the banking industry, most recently as president and chief operating officer of H.F. Ahmanson & Co., the parent company of Home Savings of America. Prior to that, Mr. Willison held several executive positions at First Interstate Bancorp, including chairman and chief executive officer of First Interstate’s

Oregon operation and chairman, president, and chief executive officer of First Interstate Bank of California, as well as vice chairman of the bank’s holding company, First Interstate Bancorp. Mr. Willison began his banking career at Bank of America Corp. in 1973. Mr. Willison is a director of Health Net, Inc., an integrated managed care organization.

     V. Paul Unruh has served as one of our directors since May 2003. Mr. Unruh is a Class I director. For 25 years, Mr. Unruh worked at Bechtel, a privately held global engineering and construction services organization. Prior to his retirement in 2002, Mr. Unruh served as vice chairman of Bechtel Group, Inc. from January 2001 to December 2002 and president of Bechtel Enterprises, a development and financing subsidiary, from July 1997 to January 2001. His previous responsibilities at Bechtel included both operating and financial positions, including chief financial officer, treasurer and controller. Mr. Unruh is currently a director of VERITAS Software Corporation and Heidrick and Struggles International, Inc., a provider of senior-level executive search and leadership services. Prior to joining Bechtel in 1978, Mr. Unruh practiced as a certified public accountant with what is now PricewaterhouseCoopers LLP for seven years.

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

     Allan P. Merrill has served as executive vice president of strategy and corporate development since October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, one of our consumer websites. Mr. Merrill joined us following a 13-year tenure, from 1987 to March 2000, with the investment banking firm Warburg Dillon Read (now UBS Investment Bank), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University.

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

     Allan D. Dalton has served as president and chief executive officer of REALTOR.com®, one of our consumer websites and the official Internet site of the National Association of REALTORS®, since October 2002. From August 2002 to October 2002, Mr. Dalton served as executive vice president of Coldwell Banker New England Metro, the largest real estate services organization in New England. From January 1998 to August 2002, Mr. Dalton was senior vice president of NRT, a residential real estate brokerage company and a subsidiary of Cendant Corporation. Mr. Dalton’s 20-plus year career in the real estate industry includes 12 years as president and co-owner of an independent real estate brokerage with more than 20 offices. He has also served as executive vice president of Coldwell Banker Hunneman.

     Stephen T. Feltner has served as president of Homebuilder.com, one of our consumer websites and the official new homes site of the National Association of Home Builders, since December 2004. Mr. Feltner has been with us since 1999, holding key management positions in both operations and finance, including Vice President of Operations from February 2003 to December 2004, Assistant to the Chief Executive Officer from June 2002 to February 2003, Vice President of Strategic Planning from August 2001 to June 2002, Director of Strategic Planning from August 2000 to August 2001 and Manager of Sales Operations from April 1999 to July of 2000. Prior to joining us, Mr. Feltner served as the director of operations at Arch Wireless (formerly PageNet, Inc.), based in Los

Angeles, California. A graduate of the UCLA Anderson School of Management, Mr. Feltner holds a Master of Business Administration degree.

     Sunil N. Mehrotra has served as president of Consumer Media Services, which includes our Welcome Wagon, Homeplans and Retail advertising businesses, since December 2004. Since 2000 he has served as adjunct professor of marketing management and strategy management in the MBA program at the Graziadio School of Business Management at Pepperdine University. Mr. Mehrotra also founded KnowledgeLINKS in 1996, a collaborative Internet commerce company, and served as its Chairman until January 2002. Prior to 1996, Mr. Mehrotra served as executive vice president of Harman International’s consumer group, general manager of the RCA brand for Thomson Consumer Electronics, vice president segment manager for Chase Manhattan Bank, managing consumer marketing and was employed by General Electric as a product manager.

     Maria L. Pietroforte has served as president of RentNet, one of our consumer websites, since September 2004. Ms. Pietroforte formerly served as president of KSI Management Corporation, one of Greater Washington D.C.’s largest developers of rental properties from 2001 to June 2004. Prior to that, Ms. Pietroforte was president of E&S Ring Company from 1997 to 2001, one of the largest apartment managers in Los Angeles.

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

     Based solely on our review of the copies of Section 16(a) reports received or written representations from certain Reporting Persons, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2004 were met in a timely manner by the Reporting Persons.

Code of Conduct and Business Ethics

     We have a strong commitment to business ethics and to complying with the laws that govern the conduct of our businesses. We believe that a commitment to honesty and integrity is a valuable asset that builds trust with our customers, suppliers, employees, stockholders and the communities in which we operate. To implement our commitment, we have developed a code of conduct and business ethics. The code applies to all of our employees, directors, officers, agents and consultants. We have also established a compliance program that is intended to ensure that we have in place policies and systems designed to prevent and detect violations of the code or any applicable law, policy or regulation. A copy of the code is available at our website at http://media.corporate-ir.net/media_files/IROL/11/111114/gov/HOMS_COC.pdf.

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

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation paid during 2004, 2003, and 2002 to all persons who served as our chief executive officer during 2004 and our other five most highly compensated executive officers during 2004. We collectively refer to these persons as the “named executive officers.”

Summary Compensation Table

								Long Term
								Compensation
			Annual Compensation					Securities
Name and Principal					Bonus($)			Other Annual		Underlying		Restricted All Other
Position	Year	Salary($)	Sign-On		Performance	Compensation($)		Options(#)		Shares($)		Compensation($)
W. Michael Long(1)	2004	500,000	—		500,000	—		1,000,000		250,000	(2)	—
Chief Executive	2003	500,000	—		500,000	—		—		300,000	(3)	—
Officer	2002	480,769	500,000	(4)	500,000	—		5,200,000		—		—
Jack D. Dennison(1)	2004	400,000	—		400,000	—		500,000		—		—
Chief Operating	2003	400,000	—		425,000	—		—		—		6,775	(5)
Officer	2002	384,616	400,000	(4)	400,000	—		2,600,000		—		—
Allan D. Dalton(6)	2004	325,000	—		406,250	—		350,000		—		—
President and CEO,	2003	325,000	—		425,000	17,526	(7)	—		—		90,933	(8)
REALTOR.com®	2002	68,750	—		81,250	28,249	(7)	1,200,000		—		53,751	(5)
Lewis R. Belote, III(1)	2004	350,000	—		350,000	—		350,000		—		—
Chief Financial	2003	350,000	—		350,000	—		—		—		—
Officer	2002	336,539	350,000	(4)	350,000	—		1,730,000		—		—
Michael R. Douglas(6)	2004	325,000	—		325,000	—		350,000		—		—
Executive Vice	2003	325,000	—		350,000	78,292	(7)	—		—		156,129	(9)
President and	2002	68,750	—		81,250	25,227	(7)	1,200,000		—		41,198	(5)
General Counsel
Allan P. Merrill	2004	325,000	—		325,000	—		350,000		—		—
Executive Vice	2003	325,000	—		350,000	—		550,001	(10)	—		—
President, Strategy	2002	315,385	—		500,000	—		1,150,000		—		—
and Corporate Development

(1)	The executive officer joined us in January 2002.

(2)	Represents 115,740 shares of restricted stock granted to Mr. Long on March 17, 2005 in consideration for his services to us during 2004. These shares will vest in full on March 17, 2008. The aggregate number of restricted stock held by Mr. Long as of December 31, 2004 was 70,922. The aggregate value of restricted stock held by Mr. Long as of December 31, 2004 is $214,894.

(3)	Represents 70,922 shares of restricted stock granted to Mr. Long on March 31, 2004 in consideration for his services to us during 2003. These shares will vest in full on March 31, 2007.

(4)	We provided this sign-on bonus to the executive officer as part of his employment agreement in order to attract him to join us.

(5)	Represents relocation expenses paid by us.

(6)	The executive officer joined us in October 2002.

(7)	Represents amounts reimbursed for the payment of taxes and tax gross-up amounts associated with relocation expenses.

(8)	Represents $13,357 of expense paid by us for travel on an airplane indirectly owned by Mr. Long, and $77,576 of relocation expenses paid by us.

(9)	Represents $100,000 payment for the expected loss on the sale of executive officer’s residence in connection with relocation and $56,129 of relocation expenses paid by us.

(10)	50,001 of which were granted in connection with an option exchange offer in which we offered our employees the opportunity to exchange all outstanding options granted to them (or assumed by us) between August 5, 1999 (the date of our initial public offering) and December 31, 2001 for new options.

Stock Option Grants in 2004

     The following table sets forth grants of stock options to the named executive officers in 2004.

     All options granted to the named executive officers in 2004 are either incentive stock options or nonqualified stock options. The options expire ten years from the date of grant and were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

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

	Number of		Percent of			Potential Realizable Value of
	Securities		Total Options			Assumed Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees in	Price	Expiration	Option Term ($)
Name	Granted (#)		2004	($/Sh)	Date	5%	10%
W. Michael Long	750,000	(1)	8.87	4.09	5/11/2014	1,929,134	4,888,805
	250,000	(2)	2.96	4.09	5/11/2014	643,045	1,629,602
Jack D. Dennison	375,000	(1)	4.43	4.09	5/11/2014	964,567	2,444,402
	125,000	(2)	1.48	4.09	5/11/2014	321,522	814,801
Allan D. Dalton	262,500	(1)	3.10	4.09	5/11/2014	675,197	1,711,082
	87,500	(2)	1.03	4.09	5/11/2014	225,066	570,361
Lewis R. Belote, III	262,500	(1)	3.10	4.09	5/11/2014	675,197	1,711,082
	87,500	(2)	1.03	4.09	5/11/2014	225,066	570,361
Michael R. Douglas	262,500	(1)	3.10	4.09	5/11/2014	675,197	1,711,082
	87,500	(2)	1.03	4.09	5/11/2014	225,066	570,361
Allan P. Merrill	262,500	(1)	3.10	4.09	5/11/2014	675,197	1,711,082
	87,500	(2)	1.03	4.09	5/11/2014	225,066	570,361

(1)	Option vests ratably on a quarterly basis over four years beginning on May 11, 2004

(2)	Option vests in full either on (i) May 11, 2007 if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009 if the Company fails to meet such performance criteria.

     The percentage of total options granted to employees is based on options to purchase a total of 8,459,534 shares of our common stock granted during 2004. If exercised, the options granted to employees would represent 5.76% of the total number of shares of our common stock outstanding at December 31, 2004.

Aggregated Option Exercises in 2004 and Option Values at December 31, 2004

     The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2004 and the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2004 by the named executive officers. Also reported are values of in-the-money options, which represent the positive spread between the exercise prices of outstanding stock options and the fair market value of $3.03 per share, which was the closing price of our common stock on December 31, 2004.

			Number of
	Number of		Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	Acquired on	Value	12/31/04		12/31/04 ($)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Michael Long	—	—	4,237,500	1,962,500	5,262,562	1,341,437
Jack D. Dennison	—	—	2,118,750	981,250	2,631,281	670,719
Allan D. Dalton	250,000	930,872	547,394	752,606	1,358,496	1,149,504
Lewis R. Belote, III	—	—	1,411,405	668,595	1,750,813	446,287
Michael R. Douglas	—	—	795,311	754,689	2,012,997	1,115,003
Allan P. Merrill	—	—	1,035,936	1,014,065	976,207	387,294

Employment-Related Agreements

     Mr. Long

     We entered into an employment agreement with Mr. Long dated as of March 6, 2002 that provides for his employment as our chief executive officer.

     Mr. Long’s employment agreement provides for annual base compensation of $500,000. We provided Mr. Long a signing bonus of $500,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2004 executive bonus plan, Mr. Long was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $500,000 and 115,740 shares of restricted stock which will vest in full on March 17, 2008.

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

     We agreed to provide residential accommodations to Mr. Long within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. We will reimburse Mr. Long the actual and reasonable fixed operating costs and the actual and reasonable business related variable operating costs of an airplane indirectly owned by him; Mr. Long was reimbursed approximately $1.4 million for the use of this airplane in 2004. We also will reimburse him for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Long in the same after-tax position as he would have been in had no such taxes been imposed.

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

     On May 11, 2004, we granted Mr. Long options to purchase 1,000,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 750,000 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 250,000 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Dennison

     We entered into an employment agreement with Mr. Dennison dated as of March 6, 2002 that provides for his employment as our chief operating officer.

     Mr. Dennison’s employment agreement provides for annual base compensation of $400,000. We provided Mr. Dennison a signing bonus of $400,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2004 executive bonus plan, Mr. Dennison was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $400,000.

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

     We agreed to provide residential accommodations to Mr. Dennison for up to two years within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. Mr. Dennison relocated to our headquarters in 2003 at which time we ceased providing him with residential accommodations. We reimburse Mr. Dennison for actual and reasonable business expenses. In addition, Mr. Dennison was reimbursed for reasonable expenses associated with his relocation to our headquarters as described above under “Summary Compensation Table.” If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Dennison in the same after-tax position as he would have been in had no such taxes been imposed.

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

     On May 11, 2004, we granted Mr. Dennison options to purchase 500,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 375,000 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 125,000 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Dalton

     On September 30, 2002, we entered into an executive retention and severance agreement with Mr. Dalton pursuant to which he agreed to serve as President, REALTOR.com®. Additionally, we entered into a compensation arrangement with Mr. Dalton that provides for annual base compensation of $325,000. Under his 2004 executive bonus plan, Mr. Dalton was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $406,250.

     We reimburse Mr. Dalton for actual and reasonable business expenses. In addition, as described above under “Summary Compensation Table,” Mr. Dalton was reimbursed for reasonable expenses associated with his relocation to our headquarters. This included taxes and tax gross-up amounts associated with payments made to relocate Mr. Dalton to our headquarters. We purchased a residence in the fourth quarter of 2002 from Mr. Dalton for $1.95 million , based on its appraised value, to facilitate his move to our headquarters. We sold this house in 2004 for approximately $1.4 million.

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

     On May 11, 2004, we granted Mr. Dalton options to purchase 350,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 262,500 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 87,500 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Belote

     We entered into an employment agreement with Mr. Belote dated as of March 6, 2002 that provides for his employment as our chief financial officer.

     Mr. Belote’s employment agreement provides for annual base compensation of $350,000. We provided Mr. Belote a signing bonus of $350,000 to be paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2004 executive bonus plan, Mr. Belote was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $350,000.

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

     We agreed to provide residential accommodations to Mr. Belote within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. We will reimburse Mr. Belote for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Belote in the same after-tax position as he would have been in had no such taxes been imposed.

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

     On May 11, 2004, we granted Mr. Belote options to purchase 350,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 262,500 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 87,500 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Douglas

     On September 30, 2002, we entered into an executive retention and severance agreement with Mr. Douglas pursuant to which he agreed to serve as Executive Vice President, General Counsel and Secretary. Additionally, we entered into a compensation arrangement with Mr. Douglas that provides for annual base compensation of $325,000. Under his 2004 executive bonus plan, Mr. Douglas was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $325,000.

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

     Effective October 8, 2002, we granted Mr. Douglas an option to purchase 1,200,000 shares of our common stock at an exercise price of $0.39 per share. This option vested as to 200,000 shares on the date of grant and the remaining 1,000,000 options vests ratably on a monthly basis over 48 months beginning on October 1, 2002.

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

     On May 11, 2004, we granted Mr. Douglas options to purchase 350,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 262,500 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 87,500 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Merrill

     On April 24, 2002, we entered into an executive retention and severance agreement with Mr. Merrill pursuant to which he agreed to continue to serve as executive vice president of strategy and corporate development. Additionally, we entered into a new compensation arrangement with Mr. Merrill that provides for annual base compensation of $325,000, effective January 21, 2002. Under his 2004 executive bonus plan, Mr. Merrill was also eligible to receive a performance bonus of up to twice his annual base compensation for 2004; he received $325,000.

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

     On May 11, 2004, we granted Mr. Merrill options to purchase 350,000 shares of our common stock at an exercise price of $4.09 per share. An option to purchase 262,500 shares of our common stock vests ratably on a quarterly basis over four years beginning on May 11, 2004, and an option to purchase 87,500 shares of our common stock vests in full either on (i) May 11, 2007, if the Company meets certain performance criteria for the fiscal year ended December 31, 2006, or (ii) May 11, 2009, if the Company fails to meet such performance criteria. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

Director Compensation

     Prior to 2002, directors did not generally receive cash compensation for their services as directors, but were reimbursed for their reasonable and necessary expenses in attending meetings of board of directors and committees of the board. Compensation for services was provided solely in the form of stock options. However, in 2002, we began to pay cash compensation in addition to stock options and the reimbursement of these expenses because these activities involved significant additional efforts and time commitments. We intend to continue to pay cash compensation in addition to equity compensation and expense reimbursements to directors due to the directors’ increased time commitments as well as increased corporate governance responsibilities.

     Non-employee directors receive an annual retainer of $25,000 in cash, which is paid in quarterly installments. Each committee chair receives an additional annual retainer of $5,000 in cash, except the chairman of the audit committee receives $10,000 in cash. Each of these directors also receives $1,500 in cash per meeting for each board meeting attended in person (and $1,000 for each telephonic meeting attended after April 4, 2005) that requires a significant commitment of time. In addition, members of the committees of the board receive, depending on the committee, either $2,000 or $1,500 for each committee meeting attended (and either $1,500 or $1,000 for each telephonic meeting attended after April 4, 2005) that requires a significant commitment of time. In 2004, Mr. Hanauer, in his capacity as chairman of the board, received an additional annual retainer of $70,000 in cash, which was paid in quarterly installments.

     In 2004, each non-employee director (other than any director who is entitled to a seat on our board of directors on a contractual basis) was granted 10,300 restricted shares of our common stock under our 1999 Stock Incentive Plan. Mr. Hanauer, in his capacity as chairman of the board, was granted an additional 15,450 restricted shares. No options were included as part of these 2004 grants to directors. Each restricted share will vest three years after the grant date. All restricted stock will immediately vest if the director is not nominated for re-election, is nominated for re-election and is not elected or must resign due to health reasons, or upon such director’s death. Upon a director’s resignation or termination for other reasons, including but not limited to business conflicts with us, all of the director’s unvested restricted stock will be terminated immediately.

Compensation Committee Interlocks and Insider Participation

     During 2004, the management development and compensation committee was composed of three non-employee directors, Messrs. Hanauer, Doerr and Willison, none of whom have any interlocking relationships as defined by the SEC. In March 2005, Mr. Doerr resigned from the management development and compensation committee. Messrs. Hanauer and Willison are the current members of this committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to beneficial ownership of our common stock as of April 1, 2005, by

•	each stockholder known by us to be the beneficial owner of 5% or more of our common stock,

•	each of our directors,

•	each of the executive officers listed in the summary compensation table, and

•	all of our directors and executive officers as a group.

     Unless otherwise noted, the address for each stockholder listed is c/o Homestore, Inc., 30700 Russell Ranch Road, Westlake Village, California 91362.

			Shares of Series A
	Shares of Common Stock		Preferred Stock
	Beneficially Owned		Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent
FMR Corp. (1)	17,923,989	12.2%	—	—
Amerindo Investment Advisors Inc (2)	7,526,538	5.1%	—	—
W. Michael Long (3)	4,928,308	3.3%	—	—
L. John Doerr (4)	4,283,541	2.9%	—	—
National Association of REALTORS® (5)	4,025,640	2.7%	1	100%
Terrence M. McDermott (6)	4,025,640	2.7%	1	100%
Jack D. Dennison (7)	2,399,522	1.6%	—	—
Lewis R. Belote, III (8)	1,609,725	1.1%	—	—
Allan P. Merrill (9)	1,277,293	*	—	—
Michael R. Douglas (10)	935,641	*	—	—
Joe F. Hanauer (11)	831,966	*	—	—
Allan D. Dalton (12)	690,489	*	—	—
Kenneth K. Klein (13)	138,912	*	—	—
Bruce G. Willison (14)	93,841	*	—	—
V. Paul Unruh (15)	90,300	*	—	—
William E. Kelvie (16)	90,112	*	—	—
All 16 directors and executive officers as a group	21,925,291	14.9%	1	100%

*	Represents beneficial ownership of less than 1%.

(1)	The information shown is as of December 31, 2004 and is based upon information disclosed by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity OTC Portfolio in an amendment to a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and other members of the filing group have sole power to dispose or to direct the disposition of 17,920,259 shares of our common stock. Sole power to vote these shares resides in the respective boards of trustees of the funds that have invested in the shares. Such persons also reported that Fidelity Management Trust Company and other members of the filing group have sole power to dispose or to direct the disposition of and sole power to vote or direct the voting of 3,730 shares of our common stock. The address of the above persons is 82 Devonshire Street, Boston, Massachusetts 02109.

(2)	Based upon the information contained in a Schedule 13G filed on February 1, 2005 by these persons, at December 31, 2004 the following entities and persons beneficially owned in the aggregate 7,526,538 shares:

	Shares	Sole	Shared	Sole	Shared
	Beneficially	Voting	Voting	Dispositive	Dispositive
Entity or Person	Owned	Power	Power	Power	Power
Amerindo Investment Advisors Inc.	7,473,138	—	7,473,138	—	7,473,138
Amerindo Investment Advisors, Inc.	—	—	—	—	—
Amerindo Investment Advisors Inc. Profit Sharing Plan	7,500	7,500	—	7,500	—
Amerindo Advisors (UK) Limited Retirement Benefits Scheme	45,900	—	45,900	—	45,900
Alberto W. Vilar	7,526,538	7,500	7,473,138	7,500	7,473,138
Gary A. Tanaka	7,519,038	—	7,480,638	—	7,480,638
James P.F. Stableford	45,900	—	45,900	—	45,900
Renata Le Port	45,900	—	45,900	—	45,900

These entities and persons in the aggregate claim sole voting and sole dispositive power over 7,500 of these shares and shared voting and shared dispositive power over 7,473,138 of these shares. Except for 53,400 shares beneficially owned by Mr. Vilar and 45,900 shares beneficially owned by each of Messrs. Tanaka and Stableford and Ms. Le Port, these persons and entities disclaim beneficial ownership of all of these shares. The address of Amerindo Investment Advisors Inc. is One Embarcadero Center, Suite 2310, San Francisco, California 94111.

(3)	Includes 186,662 shares of restricted stock, none of which will be vested or transferable as of May 31, 2005. Also includes 4,737,500 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(4)	Includes 45,300 shares of restricted stock, none of which will be vested or transferable as of May 31, 2005. Also includes 55,312 shares issuable upon the exercise of options that are held by Mr. Doerr, which are vested and exercisable as of May 31, 2005. Also includes 3,657,895 shares held by Kleiner Perkins Caufield & Byers VIII, 210,967 shares held by KPCB VIII Founders Fund, and 1,615 shares held by KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr is a general partner of KPCB Associates VIII, which is the general partner of each of Kleiner Perkins Caufield & Byers VIII and KPCB VIII Founders Fund, and a general partner of KPCB Associates VII, which is the general partner of KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. Also includes 2,602 shares in the Brook H. Byers Trust dated 1986 of which Mr. Doerr is trustee, with respect to which Mr. Doerr disclaims beneficial ownership. The address of the Kleiner Perkins Caufield & Byers entities is 2750 Sand Hill Road, Menlo Park, California 94025.

(5)	We have authorized the issuance of one share of Series A preferred stock, which is held by the National Association of REALTORS®. Although the Series A preferred stockholder is generally not entitled to notice of any stockholders’ meetings or to vote on any matters with respect to any question upon which holders of our common stock or preferred stock have the right to vote, except as may be required by law (in which case, the Series A preferred would have one vote per share and would vote together with the common stock as a single class), the holder of Series A preferred is entitled to elect one member of our board of directors. The address of the National Association of REALTORS® is 430 North Michigan Avenue, Chicago, Illinois 60611.

(6)	Includes 4,025,640 shares of common stock and one share of Series A Preferred Stock held by National Association of REALTORS®, of which Mr. McDermott is the executive vice president/chief executive officer. Mr. McDermott disclaims beneficial ownership of all of these shares.

(7)	Includes 2,368,750 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(8)	Includes 1,579,374 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(9)	Includes 1,247,567 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(10)	Includes 932,291 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(11)	Includes 237,338 shares of restricted stock, none of which shares will be vested or transferable as of May 31, 2005. Also includes 188,280 shares issuable upon the exercise of options that are held by Mr. Hanauer that are vested and exercisable as of May 31, 2005. Also includes 406,348 shares held by Ingleside Interests, L.P. Mr. Hanauer is a general partner of this entity. Mr. Hanauer disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.

(12)	Includes 679,165 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(13)	Includes 57,300 shares of restricted stock, of which 45,300 shares will not be vested or transferable as of May 31, 2005. Also includes 63,812 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(14)	Includes 70,300 shares of restricted stock, none of which will be vested or transferable as of May 31, 2005. Also includes 23,541 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(15)	Includes 70,300 shares of restricted stock, none of which will be vested or transferable as of May 31, 2005. Also includes 20,000 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

(16)	Includes 57,300 shares of restricted stock, of which 45,300 shares will not be vested or transferable as of May 31, 2005. Also includes 32,812 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2005.

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

Non-Shareholder Approved Plans

     Options are granted from the Homestore, Inc. 2002 Stock Incentive Plan, a new plan established in January 2002 to attract and retain qualified personnel. No more then 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a ten-year life.

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

     In 2002, we and the NAR amended the NAR operating agreement. In accordance with the operating agreement, as amended, we paid $1,400,000 to the NAR in 2004 and will make the following fixed payments to the NAR:

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

Loans to and Transactions with Executive Officers

     As part of an employment agreement entered into in 2002, we reimburse Mr. Long for the business use of an airplane that is owned indirectly by him. Total reimbursement for usage in 2004 was approximately $1.4 million.

Item 14. Principal Accountant Fees and Services

     PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) served as the Company’s principal independent accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2002. As previously disclosed, on September 29, 2003 our audit committee notified PricewaterhouseCoopers that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending December 31, 2003 and engaged Ernst & Young LLP (“Ernst & Young”) as independent accountants to audit the Company’s financial statements for the fiscal period ended December 31, 2003 and December 31, 2004. The fees billed in the fiscal years ended December 31, 2003 and December 31, 2004 for PricewaterhouseCoopers’s services to us and the fees billed in the fiscal period ended December 31, 2003 and December 31, 2004 for Ernst & Young’s services to us were:

	PricewaterhouseCoopers LLP	Ernst & Young LLP
	Year ended	Year ended	Year ended
	December 31, 2003	December 31, 2003	December 31, 2004
Audit Fees (1)	$365,000	$1,090,000	$2,892,000
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	88,000	8,000	94,000
All Other Fees (4)	—	—	—

Total Fees	$453,000	$1,098,000	$2,986,000

(1)	“Audit fees” are fees billed by the independent auditors for professional services for the audit of the consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” are fees billed by the independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and are not reported under audit fees. Fees associated with registration statements that were previously included in audit-related fees in the proxy statement for our 2003 annual meeting of stockholders have been reclassified under audit fees above.

(3)	“Tax fees” are fees billed by the independent auditors for professional services for tax compliance, tax advice, and tax planning.

(4)	“All other fees” are fees billed by the independent auditors to the Company for any services not included in the first three categories, and include fees for accounting services provided to us and in connection with our response to inquires from the SEC.

     The audit committee’s policy is to approve in advance all audit and permitted non-audit services provided by the independent accountant. In 2004, the audit committee approved in advance any services provided by the independent auditors and the related fees. Those services only involved accounting consultation and general corporate tax services. In addition, in December 2003, the audit committee authorized the committee’s audit committee financial expert to pre-approve on behalf of the audit committee permitted auditing and non-auditing services of $50,000 or less to be provided by Ernst & Young or any other accounting services firms, with the audit committee financial expert to report each pre-approval of services to the full committee at its next scheduled meeting after such pre-approval.

     None of the audit and non-audit services described above were approved by the audit committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a)(3) Exhibits

          See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2005.

HOMESTORE, INC.
By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

INDEX

Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.