Form 10-Q
period 2005-03-31
HOMESTORE INC
filed 2005-05-06
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      At May 2, 2005, the registrant had 147,264,523 shares of its common stock outstanding.

      Homestore.com®, REALTOR.com®, HomeBuilder.comtm, RENTNET.com®, Top Producer® and Welcome Wagon® are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
HOMESTORE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,583	$14,819
Short-term investments	45,325	45,040
Accounts receivable, net	12,193	12,532
Other current assets	14,763	12,498

Total current assets	89,864	84,889
Property and equipment, net	15,163	15,242
Goodwill, net	19,502	19,502
Intangible assets, net	16,667	17,864
Restricted cash	5,861	5,840
Other assets	7,082	7,167

Total assets	$154,139	$150,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,295	$2,675
Accrued expenses	36,977	39,894
Obligation under capital leases	1,665	1,774
Deferred revenue	51,471	39,487

Total current liabilities	92,408	83,830
Obligation under capital leases	768	991
Deferred revenue	103	4,100
Other liabilities	3,121	4,190

Total liabilities	96,400	93,111

Commitments and contingencies (see note 12)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	147	147
Additional paid-in capital	2,043,773	2,043,053
Deferred stock-based charges	(347)	(406)
Accumulated other comprehensive income	371	409
Accumulated deficit	(1,986,205)	(1,985,810)

Total stockholders’ equity	57,739	57,393

Total liabilities and stockholders’ equity	$154,139	$150,504

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Revenue	$56,456	$53,424
Cost of revenue	12,901	13,250

Gross profit	43,555	40,174
Operating expenses:
Sales and marketing	22,362	24,259
Product and website development	4,379	3,935
General and administrative	16,377	13,991
Amortization of intangible assets	1,197	2,328
Restructuring charges	—	345

Total operating expenses	44,315	44,858

Loss from operations	(760)	(4,684)
Interest income (expense), net	353	(85)
Other income (expense), net	12	(8)

Loss from continuing operations	(395)	(4,777)
Loss from discontinued operations	—	(306)

Net loss	$(395)	$(5,083)

Unrealized loss on marketable securities	(37)	(4)
Foreign currency translation	(2)	1

Comprehensive loss	$(434)	$(5,086)

Basic and diluted loss per share applicable to common stockholders (see note 9):
Continuing operations	$(0.00)	$(0.04)
Discontinued operations	—	(0.00)

Net loss	$(0.00)	$(0.04)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic and diluted	146,656	121,138

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(395)	$(4,777)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation	1,624	2,372
Amortization of intangible assets	1,197	2,328
Provision for doubtful accounts	375	160
Stock-based charges	384	417
Other non-cash items	(53)	37
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	(36)	173
Prepaid distribution expense	—	5,411
Restricted cash	(21)	—
Other assets	(2,257)	(1,029)
Accounts payable and accrued expenses	(4,348)	(3,411)
Accrued distribution agreement	—	(3,655)
Deferred revenue	7,987	7,914

Net cash provided by continuing operating activities	4,457	5,940
Net cash used in discontinued operations	—	(577)

Net cash provided by operating activities	4,457	5,363

Cash flows from investing activities:
Purchases of property and equipment	(1,546)	(1,073)
Maturities of short term investments	—	1,000
Purchases of short term investments	(285)	—

Net cash used in investing activities	(1,831)	(73)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	470	1,963
Payments on capital lease obligations	(332)	(706)

Net cash provided by financing activities	138	1,257

Change in cash and cash equivalents	2,764	6,547
Cash and cash equivalents, beginning of period	14,819	13,942

Cash and cash equivalents, end of period	$17,583	$20,489

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
      Homestore, Inc. (“Homestore” or the “Company”) has created an online service that is the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its websites and number of property listings. The Company provides a wide variety of information and tools for consumers, and is a leading supplier of online media and technology solutions for real estate industry professionals, advertisers and providers of home and real estate-related products and services. The Company derives all of its revenue from its North American operations.
      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, the Company has established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS® (“NAR”), the National Association of Home Builders (“NAHB”), hundreds of Multiple Listing Services (“MLSs”), the Manufactured Housing Institute (“MHI”), and leading real estate franchisors, including the six largest franchises, brokers, builders, and apartment owners and managers. Under an agreement with NAR, the Company operates NAR’s official website, REALTOR.com®. Under an agreement with NAHB, the Company operates a new home listing website, HomeBuilder.comtm, which is endorsed by NAHB. Under agreements with NAR, NAHB, and MHI, the Company receives preferential promotion in their marketing activities.
      We generated positive operating cash flow for the year ended December 31, 2004 and for the quarter ended March 31, 2005 and we have cash and short-term investments of $62.9 million as of March 31, 2005. However, as of March 31, 2005, the Company had an accumulated deficit of $2.0 billion. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company is not successful in continuing to generate sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s settlement of the Securities Class Action Lawsuit (described in Note 11) reduced its cash balance by $13.0 million, and increased the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 12).

2.	Basis of Presentation
      The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form  10-K filed with the SEC on March 11, 2005. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. As a result of the Company’s sale of its Wyldfyre and Computer for Tracts businesses, the results of those two businesses have been reclassified as discontinued operations for all periods presented (See Note 5).

3.	Significant Accounting Policy
      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three months ended March 31, 2005 and March 31, 2004, the pro forma amounts of the Company’s net loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Net loss applicable to common stockholders:
As reported	$(395)	$(5,083)
Add: Stock-based employee compensation charges included in reported net loss	250	300
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(3,953)	(3,735)

Pro forma net loss	$(4,098)	$(8,518)

Net loss per share — basic and diluted:
As reported	$(0.00)	$(0.04)

Pro forma net loss	$(0.03)	$(0.07)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months
	Ended
	March 31,

	2005	2004

Risk-free interest rates	3.9%	3.0%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	129%	139%

4.	Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123,

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Stock-Based Compensation,” however, SFAS 123R provides alternative methods for measuring compensation expense, so the effect on income (loss) disclosed in Note 3 may not be indicative of future compensation expense under SFAS 123R. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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
      On March 19, 2002, we entered into an agreement to sell our ConsumerInfo divison, a former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), for $130.0 million in cash. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees, settlement of litigation, and monies placed in escrow.
      As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). In the second quarter of 2003, $2.3 million was released to us from the Indemnity Escrow and recognized as “Gain on disposition of discontinued operations.” As of March 31, 2005, cash in the Indemnity Escrow was $7.3 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.
      The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties. (See Note 12.)
      Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Income from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations was $2.6 million and $306,000, respectively, for the three months ended March 31, 2004. There were no revenues or operating expenses associated with discontinued operations for the three months ended March 31, 2005.

6.	Restructuring Charges
      The Company has taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by the Company’s Board of Directors, with the objective of eliminating duplicate resources and

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redundancies. A summary of each is outlined below. The Company has also revised previous estimates from time to time.
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
      In the first quarter of 2004, the Company increased its estimate for lease obligations and related charges for its San Francisco property by $139,000. In the fourth quarter of 2004, the Company took an additional charge of $877,000 because the Company is uncertain it will be able to sublease the remaining one-third of the San Francisco property and to increase its liability for certain contractual obligations that are subject to exchange rate fluctuations. As of March 31, 2005, one of the planned 700 employees previously notified of termination has not yet been paid severance.
      In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased its Canadian lease obligations. In the fourth quarter of 2004, the Company increased its charge for lease obligations by $94,000 for the same reason. As of March 31, 2005, all of the planned 270 employees have been terminated and paid severance.
      In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits by $133,000 and its lease obligations and related charges by $417,000. As of March 31, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of approximately $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. As of March 31, 2005, all of the planned 95 employees previously notified of termination have been paid severance.
      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	$21	$7,545	$397	$7,963

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2005 will be paid during 2005. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

7.	Goodwill and Other Intangible Assets
      Goodwill, net, by segment, as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31,	December 31,
	2005	2004

Media services	$1,307	$1,307
Software	11,681	11,681
Print	6,514	6,514

Total	$19,502	$19,502

      Definite-lived intangible assets consist of purchased content, portal relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	March 31, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade name, trademarks, websites and brand names	$19,746	$5,866	$19,746	$5,499
Customer lists and relationships	18,786	18,488	18,786	18,407
Purchased technology	9,325	9,097	9,325	8,642
Purchased content	7,631	7,631	7,631	7,631
Porting relationships	1,728	1,728	1,728	1,728
NAR operating agreement	1,578	488	1,578	451
Online traffic	533	533	533	533
Other	5,844	4,673	5,844	4,416

Total	$65,171	$48,504	$65,171	$47,307

      Amortization expense for intangible assets for the three months ended March 31, 2005 and 2004 was $1.2 million and $2.3 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2005 (remaining 9 months)	$2,390
2006	1,834
2007	1,423
2008	1,423
2009	1,423

8.	Stock-Based Charges
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS No. 123”). Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	March 31,

	2005	2004

Sales and marketing	$75	76
General and administrative	309	341

	$384	$417

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-based charges for the three months ended March 31, 2005 and 2004 consist of $75,000 and $76,000, respectively, related to vendor agreements with the remainder related to the amortization of restricted stock.

9.	Net Loss Per Share
      The following table sets forth the computation of basic and diluted net income loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Numerator:
Loss from continuing operations	$(395)	$(4,777)
Loss from discontinued operations	—	(306)

Net loss	$(395)	$(5,083)

Denominator:
Weighted average shares outstanding	146,656	121,138

Basic and diluted loss per share:
Loss from continuing operations	$(0.00)	$(0.04)
Loss from discontinued operations	$—	$(0.00)

Net loss	$(0.00)	$(0.04)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of such shares excluded from the basic and diluted net loss per share computations were 32,522,264 for the three months ended March 31, 2005, and 23,185,331 for the three months ended March 31, 2004.

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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information, by segment, as excerpted from internal management reports is as follows (excluding discontinued operations (see Note 5)) (in thousands):

	Three Months Ended

	March 31, 2005					March 31, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$39,058	$5,602	$11,796	$—	$56,456	$37,632	$4,389	$11,403	$—	$53,424
Cost of revenue	5,802	1,470	5,309	320	12,901	6,913	1,315	4,795	227	13,250

Gross profit (loss)	33,256	4,132	6,487	(320)	43,555	30,719	3,074	6,608	(227)	40,174
Sales and marketing	15,800	1,425	4,869	268	22,362	18,205	1,326	4,544	184	24,259
Product and website development	2,353	1,440	173	413	4,379	2,657	1,217	59	2	3,935
General and administrative	4,887	682	2,625	8,183	16,377	4,450	579	2,412	6,550	13,991
Amortization of intangible assets	—	—	—	1,197	1,197	—	—	—	2,328	2,328
Restructuring charges	—	—	—	—	—	—	—	—	345	345

Total operating expenses	23,040	3,547	7,667	10,061	44,315	25,312	3,122	7,015	9,409	44,858

Income (loss) from operations	$10,216	$585	$(1,180)	$(10,381)	$(760)	$5,407	$(48)	$(407)	$(9,636)	$(4,684)

11.	Settlements of Disputes and Litigation

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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the year ended December 31, 2003. In addition, the Company has adopted certain corporate governance, including requirements for independent directors and special committees, appointment of a new shareholder-nominated director, prohibition on the future use of stock options for director compensation and minimum stock retention by officers after exercise of future stock option grants. The Board of Directors has also adopted an amendment, which it intends to submit to the Company’s stockholders for their consideration and approval at the 2005 annual meeting of stockholders, to the Company’s Amended and Restated Certificate of Incorporation, as amended, which, if approved by the stockholders, will eliminate the classification of the Board of Directors. If the amendment is approved by the stockholders, the terms of the directors elected at the Company’s annual stockholders meeting in each of 2005, 2006 and 2007 will expire in 2008, and beginning with the 2008 annual stockholders meeting, all directors will be elected at each annual meeting for a term of one year. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. The Plaintiff has agreed that any members of the class who participate in the settlement will release and discharge all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement.
      In addition, the Company continues to be subject to litigation by persons who have elected to be excluded from the settlement. Moreover, the Company could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant described below.
      On March 7, 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the Securities and Exchange Commission filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, on March 16, 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
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
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Pending distribution to the class of the cash and shares, the Company is unable to estimate the amount of cash and

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
number of shares that Cendant could be entitled to receive from the Company should Cendant be prevented from participating in the settlement.

Other Settlements
      In April 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL and the Company entered into a settlement on September 30, 2004 in connection with the DOL’s investigation pursuant to which the Company, without admitting liability, agreed to (1) convert its account executives to “non-exempt” classifications effective October 11, 2004; and (2) make payments of approximately $1.4 million to 434 current and former account executives for past overtime compensation under Federal law. These payments were made in October 2004 and have been reflected as sales and marketing expenses in the quarter ended September 30, 2004.
      In September 2004, Elizabeth Hathaway filed a class action lawsuit in Los Angeles Superior Court on behalf of herself and all current and former account executives employed by Homestore, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Hathaway sought back wages, interest and attorneys’ fees. On March 11, 2005, Hathaway and Homestore reached a settlement for an additional $1.4 million. This has been reflected as sales and marketing expenses in the quarter ended March 31, 2005. The settlement will be submitted to the court for approval.

12.	Commitments and Contingencies

Contingencies Under Litigation Settlements
      See Note 11, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit,” for contingencies related to the settlement of the Class Action Lawsuit.

Contingencies Related to Pending Litigation

Other Litigation
      In December 2001, Pentawave Inc. filed a suit for fraud, securities fraud, rescission, breach of contract and defamation in Ventura County Superior Court seeking $5.0 million in compensatory and punitive damages. The Company filed for summary judgment and in February 2005, the court granted the motion in part, dismissing the defamation and securities fraud claims, and denied it as to Plaintiff’s breach of contract common law fraud and rescission. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.
      In June 2002, Tren Technologies Holdings LLC.,(“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.comtm. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.comtm websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On May 25, 2004, the Court issued an order dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continue. On September 8, 2004, a status conference was held in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. On January 25, 2005, the Company received a ruling from the USPTO regarding the Company’s Request for Reexamination. The USPTO examiner found that the patent claims at issue were not unique or proprietary and could not be patented. Tren filed a response to such finding arguing that the rejection of claims was not proper, but the USPTO has not yet ruled on the matter. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.
      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims seeking declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. The Court has stayed this action pending the Reexamination proceeding. On January 25, 2005, the Company received a ruling from the USPTO regarding the Company’s Request for Reexamination. The USPTO examiner found that the patent claims at issue were not unique or proprietary and could not be patented. Keithley filed a response to such finding arguing that the rejection of claims was not proper, but the USPTO has not yet ruled on the matter. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case.
      On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. On March 22, 2004, the Court denied a revised Memorandum of Opinion denying both summary judgment motions and directed that the case go to trial. The trial concluded on July 27, 2004. On October 27, 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable attorney’s fees and costs associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s fees in prosecuting the action before the Court. On January 4, 2005, a court-appointed special master held a hearing as to the reasonableness of the fees and expenses incurred by Tafeen. On April 27, 2005, the Court entered final judgment requiring the Company to advance fees to Tafeen in the amount of $4.2 million. The Company intends to consider its options, including a possible appeal of the Court’s decision. Notwithstanding the possibility of the Company prevailing in any such appeal, as a result of the Court’s ruling, the Company recorded an accrual of $7.2 million for its estimate of the potential advancement of legal costs of former officers and directors, including Tafeen in the quarter ended September 30, 2004. The Company will review the amount of the accrual each quarter and determine whether incremental adjustments to the accrual should be made. No adjustment was made in the quarter ended March 31, 2005.
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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount, disgorgement of benefits, punitive damages and costs of litigation. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
      On July 29, 2004, the Company received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner. et.al in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company has moved to dismiss the claims against it in the amended complaint. Discovery has not commenced as of the filing of this Form 10-Q. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss.
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
      In January of 2005, Experian informed us that they had received a settlement proposal in connection with certain of the unfair and deceptive advertising allegations. The settlement proposal covered a multi-year period during a substantial portion of which Experian owned ConsumerInfo. If Experian were to settle the claims for the amount of the proposed settlement, it is possible that Experian would claim that our indemnification obligation to it under the stock purchase agreement exceeds the remaining $7.3 million balance of the Indemnity Escrow. There can be no assurance that as a result of resolution of the claims that Experian will not seek to recover from us an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian in excess of the Indemnity Escrow is capped at $29.3 million less the balance in the Indemnity Escrow, which is $7.3 million at March 31, 2005.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent History
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
      We believe that we have addressed each of these challenges, while recognizing that many risks persist. See Item 1, “Business — Risk Factors,” contained in Part I to our Annual Report on Form 10-K for the year ended December 31, 2004 and “Risk Factors” below for more information.
      During this time of uncertainty, many of our customers and potential customers expressed concerns about our ability to provide value-added products and services. At the same time, we modified our product and service offerings and introduced new pricing structures that we believe better reflect the value of our products and services. We believe that the changes in our products and service offerings have been accepted by our customers, despite initial resistance by some.
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
Business Trends and Conditions
      In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. At the same time, our business model has shifted from a technology offering to a media model. The foregoing conditions have meant that homebuilders have spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation, housing starts and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue.

•	Evolution of Our Product and Service Offerings and Pricing Structures.
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
      In 2003, we responded to our customers’ needs and revamped our service offerings. We began to price our services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers, however, it has caused us to lose some customers. While we do not expect this trend to continue, it could materially and adversely impact our Media Services segment revenue.
      Software segment: In our Software segment, Top Producer® introduced a monthly subscription model of an online application in late 2002. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product over the next year. We recently sold our Wyldfyre and Computer for Tracts businesses that had been a part of this segment and have reclassified the results of these businesses as discontinued operations for all periods presented.
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

•	Investment Strategy.
      Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer® and our retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our Rentnet.com®, HomeBuilder.comtm and Welcome Wagon® businesses and expect to continue to do so through much of 2005 and into 2006. We believe that HomeBuilder.comtm and Rentnet.com® will begin contributing to our overall growth in the second half of 2005. The process of integrating Welcome Wagon® into our Media Services businesses will require a longer time frame to produce positive results, if any.
Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.
Legal Contingencies
      We are currently involved in certain legal proceedings, as discussed in Note 11, “Settlements of Disputes and Litigation,” and Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.
Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue
      Revenue increased approximately $3.1 million, or 6%, to $56.5 million for the three months ended March 31, 2005 from $53.4 million for the three months ended March 31, 2004. The increase in revenue was due to increases of $1.5 million in the Media Services segment, $1.2 million in the Software segment, and $0.4 million in the Print segment. These increases by segment are explained in the segment information below.

Cost of Revenue
      Cost of revenue decreased approximately $0.3 million, or 2%, to $12.9 million for the three months ended March 31, 2005 from $13.2 million for the three months ended March 31, 2004. The decrease was primarily due to reductions in royalty expense of $1.1 million partially offset by increases in production and fulfillment costs.
      Gross margin percentage increased to 77% for the three months ended March 31, 2005 compared to 75% for the three months ended March 31, 2004. This improvement in gross margin percentage was primarily due to the factors noted above.

Operating Expenses
      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $1.9 million, or 8%, to $22.4 million for the three months ended March 31, 2005 from $24.3 million for the three months ended March 31, 2004. The decrease was primarily due to reductions related to our new online marketing agreements of $3.6 million partially offset by an increase in personnel related costs of $1.7 million primarily due to the $1.4 million charge taken during the quarter for the settlement of litigation related to misclassification of media sales professionals as exempt employees.
      Product and website development. Product and website development expenses increased approximately $0.5 million, or 13%, to $4.4 million for the three months ended March 31, 2005 from $3.9 million for the three months ended March 31, 2004 primarily due to an increase in consulting and personnel related costs.
      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $2.4 million, or 17%, to $16.4 million for the three months ended March 31, 2005 from $14.0 million for the three months ended March 31, 2004. The increase was primarily due to increased personnel related costs of $1.3 million, increased legal fees of $0.9 million, increased accounting fees of $0.4 million, increased consulting expenses of $0.5 million, and other operating expenses of $0.5 million. These increases were offset by decreases in shareholder litigation costs of $1.2 million.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $1.1 million to $1.2 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized during 2004.
      Restructuring charges. There were no changes in estimates recorded for previous restructuring plans and no new restructuring plans were approved during the three months ended March 31, 2005. Restructuring charges were $345,000 for the three months ended March 31, 2004 as a result of changes in estimates for previous restructuring plans. These changes resulted from an increase in the estimate for charges related to our San Francisco property and a change in the exchange rates increasing our Canadian lease obligation.
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
      In the first quarter of 2004, we increased our estimate for lease obligations and related charges for our San Francisco property by $139,000. In the fourth quarter of 2004, the Company took an additional charge of $877,000 because the Company is uncertain it will be able to sublease the remaining one-third of the San Francisco property and to increase its liability for certain contractual obligations that are subject to exchange rate fluctuations. As of March 31, 2005, one of the planned 700 employees previously notified of termination has not yet been paid severance.
      In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations. In the fourth quarter of 2004, the Company increased its charge for lease obligations by $94,000 for the same reason. As of March 31, 2005, all of the planned 270 employees have been terminated and paid severance.
      In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. As of March 31, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000. As of March 31, 2005, all of the planned 95 employees previously notified of termination have been paid severance.

      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	$21	$7,545	$397	$7,963

      With the exception of payments associated with the San Francisco and other office lease commitments, substantially all of the remaining restructuring liabilities at March 31, 2005 will be paid during 2005. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	March 31,

	2005	2004

Sales and marketing	75	76
General and administrative	309	341

	$384	$417

      Stock-based charges remained constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Interest Income (Expense), Net
      Interest income (expense), net, increased $438,000 to a net interest income of $353,000 for the three months ended March 31, 2005, from a net interest expense of $85,000 for the three months ended March 31, 2004, primarily due to increases in short-term investment balances and higher interest yields on those balances and the expiration of the AOL distribution obligation and corresponding reduction in imputed interest.

Other Income (Expense), Net
      Other income, net, was $12,000 for the three months ended March 31, 2005, compared to other expense, net, of $8,000 for the three months ended March 31, 2004 primarily due to gains realized on the sale of machinery and equipment.

Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computer for Tracts business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Condensed Consolidated Financial Statements reflect these businesses as discontinued operations for all periods presented.

Income Taxes
      As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the three months ended March 31, 2005 and March 31, 2004. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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
      Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 5)) (in thousands):

	Three Months Ended

	March 31, 2005					March 31, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$39,058	$5,602	$11,796	$—	$56,456	$37,632	$4,389	$11,403	$—	$53,424
Cost of revenue	5,802	1,470	5,309	320	12,901	6,913	1,315	4,795	227	13,250

Gross profit (loss)	33,256	4,132	6,487	(320)	43,555	30,719	3,074	6,608	(227)	40,174
Sales and marketing	15,800	1,425	4,869	268	22,362	18,205	1,326	4,544	184	24,259
Product and website development	2,353	1,440	173	413	4,379	2,657	1,217	59	2	3,935
General and administrative	4,887	682	2,625	8,183	16,377	4,450	579	2,412	6,550	13,991
Amortization of intangible assets	—	—	—	1,197	1,197	—	—	—	2,328	2,328
Restructuring charges	—	—	—	—	—	—	—	—	345	345

Total operating expenses	23,040	3,547	7,667	10,061	44,315	25,312	3,122	7,015	9,409	44,858

Income (loss) from operations	$10,216	$585	$(1,180)	$(10,381)	$(760)	$5,407	$(48)	$(407)	$(9,636)	$(4,684)

Media Services
      Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, Rentnet.com®, and Homestore.com® websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to those businesses interested in reaching our targeted audience.
      Media Services revenue increased $1.5 million, or 4%, to $39.1 million for the three months ended March 31, 2005, compared to $37.6 million for the three months ended March 31, 2004. The revenue increase was primarily generated by an increase in the number of Realtor.com® agent customers partially offset by a reduction in revenue from our HomeBuilder.comtm and Rentnet.com® businesses. Media Services revenue represented approximately 69% of total revenue for the three months ended March 31, 2005 compared to 71% of total revenue for the three months ended March 31, 2004.
      Media Services expenses decreased by $3.4 million, or 11%, to $28.8 million for the three months ended March 31, 2005, from $32.2 million for the three months ended March 31, 2004. The decrease was primarily due to cost of revenue savings of $1.1 million due to a reduction in royalty expense and sales and marketing savings of $2.4 million primarily due to a $3.6 million reduction in online distribution costs related to new agreements, partially offset by an increase in personnel related costs due to a $1.4 million charge taken for the settlement litigation related to misclassification of media sales professionals as exempt employees, offset by other operating expense increases of $0.1 million.
      Media Services generated operating income of $10.2 million for the three months ended March 31, 2005 compared to operating income of $5.4 million for the three months ended March 31, 2004. We have announced plans for additional investments in our HomeBuilder.comtm and Rentnet.com® businesses that will likely negatively impact our operating income in this segment in the near future.

Software
      Our Software segment is comprised of our Top Producer® business. We sold our Wyldfyre and Computer for Tracts businesses during the year ended December 31, 2004, and, as a result, those businesses have been reclassified as discontinued operations for all periods presented.
      Software revenue increased $1.2 million, or 27%, to $5.6 million for the three months ended March 31, 2005, compared to $4.4 million for the three months ended March 31, 2004. The increase was generated as the Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002 and has surpassed revenue being generated from the desktop version of the product. Software revenue represented approximately 10% of total revenue for the three months ended March 31, 2005 compared to 8% of total revenue for the three months ended March 31, 2004.
      Software expenses increased $0.6 million, or 13%, to $5.0 million for the three months ended March 31, 2005, compared to $4.4 million for the three months ended March 31, 2004. The increase was primarily due to personnel related costs.
      Software generated operating income of $0.6 million for the three months ended March 31, 2005, compared to an operating loss of $48,000 for the three months ended March 31, 2004 primarily due to factors outlined above.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue increased $0.4 million, or 4%, to $11.8 million for the three months ended March 31, 2005, compared to $11.4 million for the three months ended March 31, 2004. The increase was generated in our Welcome Wagon® business primarily due to the launch of the new Early Advantage product in November

2004 and increased revenue associated with the Pinpoint product. Print revenue represented approximately 21% of total revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004.
      Print expenses increased $1.2 million, or 10%, to $13.0 million for the three months ended March 31, 2005, compared to expenses of $11.8 million for the three months ended March 31, 2004. The increase is primarily due to increased cost of sales associated with the new products described above, increased personnel related costs, and increased rent expense for our Welcome Wagon® business due to the sale of the building used by that business and the relocation of that business.
      Print generated an operating loss of $1.2 million for the three months ended March 31, 2005, compared to an operating loss of $0.4 million for the three months ended March 31, 2004 primarily due to factors outlined above. We have announced plans for additional investments in Welcome Wagon® that will likely impact our operating results in this segment in the near future.

Unallocated
      Unallocated expenses increased $0.8 million, or 8%, to $10.4 million for the three months ended March 31, 2005, compared to $9.6 million for the three months ended March 31, 2004. The increase was primarily due to increased personnel related costs.

Liquidity and Capital Resources
      Net cash provided by continuing operating activities of $4.4 million for the three months ended March 31, 2005 was attributable to the net loss from continuing operations of $395,000, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $3.5 million and changes in operating assets and liabilities of $1.3 million.
      Net cash used in continuing operating activities of $5.9 million for the three months ended March 31, 2004 was attributable to the net loss from continuing operations of $4.8 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $5.3 million. Increasing the cash used in continuing operating activities were the changes in operating assets and liabilities of $5.4 million.
      Net cash used in investing activities of $1.8 million for the three months ended March 31, 2005 was primarily attributable to $1.5 million in capital expenditures and $285,000 in net purchases of short-term investments. Net cash used in investing activities of $73,000 for the three months ended March 31, 2004 was attributable to capital expenditures of $1.1 million partially offset by maturities of short-term investments of $1.0 million.
      Net cash provided by financing activities of $138,000 for the three months ended March 31, 2005 was attributable to the exercise of stock options, warrants and share issuances under the employee stock purchase plan of $470,000 offset by payments on capital leases of $332,000. Net cash provided by financing activities of $1.3 million for the three months ended March 31, 2004 was the result of the exercise of stock options, warrants and share issuances under employee stock purchase plan of $2.0 million offset by payments on capital leases of $700,000.
      We generated positive operating cash flow for the year ended December 31, 2004 and for the quarter ended March 31, 2005 and have cash and short-term investments of $62.9 million as of March 31, 2005. However, as of March 31, 2005, we had an accumulated deficit of $2.0 billion. We have stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2004. Our contractual obligations have not changed materially from December 31, 2004. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.
      Long term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20.0 million, which may make it more difficult to raise additional capital. Additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11, “Settlements of Disputes and Litigation” and Note 12, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10Q.

Recent Accounting Developments
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006 and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
RISK FACTORS
      You should consider carefully the following risk factors, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2004, and other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We have a history of net losses and could incur net losses for the foreseeable future.
      Except for the first quarter of 2003 and the fourth quarter of 2004, for which we experienced a net profit due to one-time, non-operating gains, we have experienced net losses in each quarterly and annual period since 1993. We incurred net losses of $7.9 million, $47.1 million, and $163.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. As of March 31, 2005, we had an accumulated deficit of $2.0 billion, and are unsure when or if we will become profitable on a recurring basis. The size of our future losses will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, advertising sales and sales of other products and services. The size of our future net losses will also be impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances, and amortization of intangible assets. As of March 31, 2005, we had approximately $18.3 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

In order to execute our long-term business strategy, we may need to raise additional capital.
      Long-term, we face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products and to respond to competitive pressures or to acquire complementary services, businesses or technologies. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20 million, which have not been distributed as of the date of this filing. Because of our recurring operating losses and the anticipation of these additional shares coming on the market, our stock price has declined over the last five months. These factors may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and convertible preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11 “Settlements of Disputes and Litigation” and Note 12 “Commitments and Contingencies “to our Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

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
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. Pending distribution to the class of the cash held in escrow and shares held in trust, we are unable to estimate the amount of cash and number of shares that Cendant could be entitled to receive from us should Cendant be prevented from participating in the settlement.
      In addition, we are subject to other litigation that could have an adverse effect on our business. See Note 11, “Settlements of Disputes and Litigation,” and Note 12, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information.

We have potential obligations to indemnify former directors and officers that may not be covered by our director and officer liability insurance, and we could be required to make payments that could adversely affect our financial condition.
      Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. One of our former officers filed a lawsuit against us seeking to recover expenses incurred, plus further expenses and liabilities that he may incur, in connection with investigations and lawsuits that have been filed against him with respect to our prior accounting irregularities. See Note 12, “Commitments and Contingencies — Legal Proceedings –Contingencies Related to Pending Litigation — Other Litigation,” to our Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information. On October 27, 2004, the Court ruled that we are obligated to advance all reasonable attorney’s fees and costs to that former officer approximating $4.2 million. Other former officers and directors likely have incurred and will incur similar expenses and liabilities and those who have not pled guilty to crimes may also seek recovery of those amounts from us. Although we may appeal the decision, we have recorded $8.0 million for our estimate of those expenses through December 2004. We may have to spend this amount and more indemnifying these officers and directors or paying for damages that they may incur. The failure of our policies to adequately cover liabilities or expenses incurred in connection with the pending actions has materially and adversely affected our results of operations and financial position, to date, and could continue into the future. Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions. Our financial condition could be materially and adversely affected if we have to make payments for indemnification.

We could be required to expend substantial amounts in connection with continuing indemnification obligations to a purchaser of one of our businesses.
      As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. This escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties, including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its website both before, during and after our ownership of ConsumerInfo. Experian is defending these claims. In January of 2005, Experian informed us that they had received a settlement proposal in connection with certain of the unfair and deceptive advertising allegations for an amount greater than the remaining $7.3 million balance of the escrow. There can be no assurance that as a result of resolution of the claims that Experian will not seek to recover from us an amount in excess of the escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian is capped at $29.3 million less the balance in the escrow, which is $7.3 million as of March 31, 2005.

We may be subject to litigation.
      Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. For information regarding certain proceedings to which we are currently a party, see Note 12, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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
Interest Rate Risk
      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in money-market funds, auction rate securities, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.
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
      From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 11, “Settlements of Disputes and Litigation,” and Note 12, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-K for the year ended December 31, 2004. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      On March 17, 2005, we granted to our “named executive officers” (our chief executive officer and our other five most highly compensated executive officers for 2004) options to purchase the number of shares indicated below pursuant to our 1999 Stock Incentive Plan (the “Plan”). These options are incentive and nonqualified stock options. These options expire ten years from the date of grant and were granted at an exercise price of $2.16, which was the fair market value of our common stock on the date of grant. These options vest quarterly over four years.

Name	Number of Options

W. Michael Long	2,300,000
Jack D. Dennison	500,000
Allan D. Dalton	350,000
Lewis R. Belote III	350,000
Michael R. Douglas	350,000
Allan P. Merrill	350,000
      The Plan is filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. The form of Certificate of Stock Option Grant for grants pursuant to the Plan to executive officers is filed as Exhibit 10.1 to this Form 10Q and is incorporated herein by reference.
      In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, on March 17, 2005, we granted under the Plan to our chief executive officer, Mr. Long, 115,740 shares of restricted stock in consideration for his services to us during 2004. These shares will vest in full on March 17, 2008.

Item 6.	Exhibits

Exhibits

10.1	Form of Certificate of Stock Option Grant to Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
Date: May 6, 2005

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Certificate of Stock Option Grant to Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.