Form 10-Q
period 2005-06-30
HOMESTORE INC
filed 2005-08-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      At July 29, 2005, the registrant had 147,543,043 shares of its common stock outstanding.

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	2
	Consolidated Balance Sheets	2
	Unaudited Consolidated Statements of Operations	3
	Unaudited Consolidated Statements of Cash Flows	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	41
Item 6.	Exhibits	41
SIGNATURES		42
Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
      Homestore.com®, REALTOR.com®, HomeBuilder.comtm, RENTNET.comtm, Top Producer® and Welcome Wagon® are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
HOMESTORE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,139	$14,819
Short-term investments	49,750	45,040
Accounts receivable, net	12,683	12,532
Other current assets	14,162	12,498

Total current assets	88,734	84,889
Property and equipment, net	16,271	15,242
Goodwill, net	19,502	19,502
Intangible assets, net	15,709	17,864
Restricted cash	5,917	5,840
Other assets	7,001	7,167

Total assets	$153,134	$150,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,508	$2,675
Accrued expenses	37,160	39,894
Obligation under capital leases	1,498	1,774
Deferred revenue	48,359	39,487

Total current liabilities	89,525	83,830
Obligation under capital leases	340	991
Deferred revenue	82	4,100
Other liabilities	2,036	4,190

Total liabilities	91,983	93,111
Commitments and contingencies (see note 12)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	147	147
Additional paid-in capital	2,044,056	2,043,053
Deferred stock-based charges	(506)	(406)
Accumulated other comprehensive income	339	409
Accumulated deficit	(1,982,885)	(1,985,810)

Total stockholders’ equity	61,151	57,393

Total liabilities and stockholders’ equity	$153,134	$150,504

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Revenue	$63,253	$54,320	$119,709	$107,744
Cost of revenue	13,539	12,467	26,440	25,717

Gross profit	49,714	41,853	93,269	82,027

Operating expenses:
Sales and marketing	22,689	22,738	45,051	46,997
Product and website development	5,062	3,768	9,441	7,703
General and administrative	19,692	15,066	36,069	29,057
Amortization of intangible assets	958	2,114	2,155	4,442
Litigation settlement (see note 11)	—	2,168	—	2,168
Restructuring charges (see note 6)	(1,442)	—	(1,442)	345

Total operating expenses	46,959	45,854	91,274	90,712

Income (loss) from operations	2,755	(4,001)	1,995	(8,685)
Interest income (expense), net	496	25	849	(60)
Other income, net	69	16	81	8

Income (loss) from continuing operations	3,320	(3,960)	2,925	(8,737)
Loss from discontinued operations	—	(302)	—	(608)

Net income (loss)	$3,320	$(4,262)	$2,925	$(9,345)

Unrealized loss on marketable securities	(2)	(36)	(4)	(31)
Foreign currency translation	(30)	43	(67)	42

Comprehensive income (loss)	$3,288	$(4,255)	$2,854	$(9,334)

Basic net income (loss) per share applicable to common stockholders (see note 9):
Continuing operations	$0.02	$(0.03)	$0.02	$(0.07)
Discontinued operations	—	—	—	—

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.07)

Diluted net income (loss) per share applicable to common stockholders (see note 9):
Continuing operations	$0.02	$(0.03)	$0.02	$(0.07)
Discontinued operations	—	—	—	—

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.07)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic	146,729	132,577	146,693	126,858

Diluted	151,842	132,577	153,037	126,858

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$2,925	$(8,737)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation	3,460	4,276
Amortization of intangible assets	2,155	4,442
Provision for doubtful accounts	565	66
Stock-based charges	517	551
Other non-cash items	2	55
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	(716)	(199)
Prepaid distribution expense	—	10,509
Restricted cash	(77)	—
Other assets	(1,650)	(2,381)
Accounts payable and accrued expenses	(5,409)	(6,554)
Accrued distribution agreement	—	(7,406)
Deferred revenue	4,854	6,038

Net cash provided by continuing operating activities	6,626	660
Net cash used in discontinued operations	—	(567)

Net cash provided by operating activities	6,626	93

Cash flows from investing activities:
Purchases of property and equipment	(4,204)	(1,898)
Maturities of short term investments	4,000	1,000
Purchases of short term investments	(8,710)	(1,125)

Net cash used in investing activities	(8,914)	(2,023)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	535	2,760
Payments on capital lease obligations	(927)	(1,250)

Net cash provided by financing activities	(392)	1,510

Change in cash and cash equivalents	(2,680)	(420)
Cash and cash equivalents, beginning of period	14,819	13,942

Cash and cash equivalents, end of period	$12,139	$13,522

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
      We generated positive operating cash flow for the year ended December 31, 2004 and for the quarter and six months ended June 30, 2005 and we have cash and short-term investments of $61.9 million as of June 30, 2005. However, as of June 30, 2005, the Company had an accumulated deficit of $2.0 billion. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. However, the Company is now faced with the obligation to advance defense costs to certain of its former officers (described in Note 12) who have recently been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. The Company is unable to estimate how much it might ultimately cost the Company to meet these obligations. The Company believes that its existing cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to meet its advancement and possible indemnification obligations to its former and current officers, directors and employees. If the Company is not successful in continuing to generate sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. The Company’s settlement of the Securities Class Action Lawsuit (described in Note 11) reduced its cash balance by $13.0 million, and increased the number of outstanding shares of the Company’s common stock by 20.0 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 12).

2.	Basis of Presentation
      The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the SEC on March 11, 2005. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. As a result of the Company’s sale of its Wyldfyre and Computer for Tracts businesses in 2004, the results of those two businesses have been reclassified as discontinued operations for all periods presented (see Note 5).

3.	Significant Accounting Policy
      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and six months ended June 30, 2005 and June 30, 2004, the pro forma amounts of the Company’s net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss) applicable to common stockholders:
As reported	$3,320	$(4,262)	$2,925	$(9,345)
Add: Stock-based employee compensation charges included in reported net income (loss)	—	—	250	300
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(4,410)	(3,878)	(8,363)	(7,613)

Pro forma net loss	$(1,090)	$(8,140)	$(5,188)	$(16,658)

Net income (loss) per share:
Basic as reported	$0.02	$(0.03)	$0.02	$(0.07)

Diluted as reported	$0.02	$(0.03)	$0.02	$(0.07)

Basic — pro forma	$(0.01)	$(0.06)	$(0.04)	$(0.13)

Diluted — pro forma	$(0.01)	$(0.06)	$(0.04)	$(0.13)

      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Risk-free interest rates	4.6%	2.9%	4.2%	3.2%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	127%	134%	128%	136%

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” however, SFAS 123R provides alternative methods for measuring compensation expense, so the effect on income (loss) disclosed in Note 3 may not be indicative of future compensation expense under SFAS 123R. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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
      On March 19, 2002, the Company entered into an agreement to sell its ConsumerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), for $130.0 million in cash. The transaction closed on April 2, 2002. The sale generated net proceeds of approximately $117.1 million after transaction fees, settlement of litigation, and monies placed in escrow.
      As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). In the second quarter of 2003, $2.3 million was released to us from the Indemnity Escrow and recognized as “Gain on disposition of discontinued operations.” As of June 30, 2005, cash in the Indemnity Escrow was $7.4 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.
      The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties (see Note 12).
      Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and loss from discontinued operations was

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
$2.5 million and $302,000, respectively, for the three months ended June 30, 2004 and $5.1 million and $608,000, respectively, for the six months ended June 30, 2004. There were no revenues or operating expenses associated with discontinued operations for the three or six months ended June 30, 2005.

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
      In the first quarter of 2004, the Company increased its estimate for lease obligations and related charges for its San Francisco property by $139,000. In the fourth quarter of 2004, the Company took an additional charge of $877,000 because the Company was uncertain it would be able to sublease the remaining one-third of the San Francisco property and to increase its liability for certain contractual obligations that are subject to exchange rate fluctuations. In the second quarter of 2005, the Company was able to negotiate more favorable terms for the remaining term of the lease of its San Francisco property and surrendered a portion of the property to the landlord. As a result, the Company reduced its estimate for lease obligations and related charges by $1.3 million. The Company also revised its estimates of the contractual liabilities in connection with its former operations in Europe reducing these obligations by $51,000 and its estimate for employee termination benefits, reducing them by approximately $6,000. As of June 30, 2005, all of the planned 700 employees have been terminated and paid severance.
      In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased its Canadian lease obligations. In the fourth quarter of 2004, the Company increased its charge for lease obligations by $94,000 for the same reason. In the second quarter of 2005, the Company decreased its charge for lease obligations by $27,000 for the same reason. As of June 30, 2005, all of the planned 270 employees have been terminated and paid severance.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits by $133,000 and its lease obligations and related charges by $417,000. As of June 30, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of approximately $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. In the second quarter of 2005, the Company reduced its estimate for employee termination benefits by an additional $15,000. As of June 30, 2005, all of the planned 95 employees have been terminated and paid severance.
      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	$—	$5,234	$345	$5,579

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Substantially all of the remaining restructuring liabilities at June 30, 2005 will be paid over the next six quarters. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

7.	Goodwill and Other Intangible Assets
      Goodwill, net, by segment, as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

	June 30,	December 31,
	2005	2004

Media services	$1,307	$1,307
Software	11,681	11,681
Print	6,514	6,514

Total	$19,502	$19,502

      Definite-lived intangible assets consist of purchased content, portal relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	June 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade name, trademarks, websites and brand names	$19,746	$6,219	$19,746	$5,499
Customer lists and relationships	18,786	18,570	18,786	18,407
Purchased technology	9,325	9,325	9,325	8,642
Purchased content	7,631	7,631	7,631	7,631
Porting relationships	1,728	1,728	1,728	1,728
NAR operating agreement	1,578	526	1,578	451
Online traffic	533	533	533	533
Other	5,844	4,930	5,844	4,416

Total	$65,171	$49,462	$65,171	$47,307

      Amortization expense for intangible assets was $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2005, and $2.1 million and $4.4 million, respectively, for the three and six months ended June 30, 2004. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2005 (remaining 6 months)	$1,433
2006	1,834
2007	1,423
2008	1,423
2009	1,423

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Stock-Based Charges
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
      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Sales and marketing	$74	$75	$149	$151
General and administrative	59	59	368	400

	$133	$134	$517	$551

      Stock-based charges included in sales and marketing represent costs related to vendor agreements and charges included in general and administrative represent amortization of restricted stock.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Net Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Income (loss) from continuing operations	$3,320	$(3,960)	$2,925	$(8,737)
Loss from discontinued operations	—	(302)	—	(608)

Net income (loss)	$3,320	$(4,262)	$2,925	$(9,345)

Denominator:
Basic weighted average shares outstanding	146,729	132,577	146,693	126,858

Fully diluted weighted average shares outstanding	151,842	132,577	153,037	126,858

Basic income (loss) per share:
Continuing operations	$0.02	$(0.03)	$0.02	$(0.07)
Discontinued operations	—	—	—	—

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.07)

Diluted income (loss) per share:
Continuing operations	$0.02	$(0.03)	$0.02	$(0.07)
Discontinued operations	—	—	—	—

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.07)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of shares excluded from the basic and diluted net income (loss) per share computations were 16,877,796 and 12,318,125 for the three and six months ended June 30, 2005, respectively, and 24,692,898 for the three and six months ended June 30, 2004.

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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
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
      Summarized information, by segment, as excerpted from internal management reports is as follows (excluding discontinued operations (see Note 5)) (in thousands):

	Three Months Ended

	June 30, 2005					June 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$44,487	$6,400	$12,366	$—	$63,253	$37,707	$4,305	$12,308	$—	$54,320
Cost of revenue	5,985	1,555	5,597	402	13,539	6,018	1,316	4,937	196	12,467

Gross profit (loss)	38,502	4,845	6,769	(402)	49,714	31,689	2,989	7,371	(196)	41,853
Sales and marketing	15,698	1,381	5,370	240	22,689	16,598	1,060	4,909	171	22,738
Product and website development	2,468	1,594	605	395	5,062	2,601	1,129	62	(24)	3,768
General and administrative	5,488	701	2,758	10,745	19,692	4,840	687	2,540	6,999	15,066
Amortization of intangible assets	—	—	—	958	958	—	—	—	2,114	2,114
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	—	—

Total operating expenses	23,654	3,676	8,733	10,896	46,959	24,039	2,876	7,511	11,428	45,854

Income (loss) from operations	$14,848	$1,169	$(1,964)	$(11,298)	$2,755	$7,650	$113	$(140)	$(11,624)	$(4,001)

	Six Months Ended

	June 30, 2005					June 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$83,545	$12,002	$24,162	$—	$119,709	$75,339	$8,694	$23,711	$—	$107,744
Cost of revenue	11,787	3,025	10,906	722	26,440	12,931	2,630	9,732	424	25,717

Gross profit (loss)	71,758	8,977	13,256	(722)	93,269	62,408	6,064	13,979	(424)	82,027
Sales and marketing	31,498	2,806	10,239	508	45,051	34,803	2,386	9,453	355	46,997
Product and website development	4,821	3,034	778	808	9,441	5,258	2,348	121	(24)	7,703
General and administrative	10,375	1,383	5,383	18,928	36,069	9,290	1,265	4,952	13,550	29,057
Amortization of intangible assets	—	—	—	2,155	2,155	—	—	—	4,442	4,442
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	345	345

Total operating expenses	46,694	7,223	16,400	20,957	91,274	49,351	5,999	14,526	20,836	90,712

Income (loss) from operations	$25,064	$1,754	$(3,144)	$(21,679)	$1,995	$13,057	$65	$(547)	$(21,260)	$(8,685)

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Settlements of Disputes and Litigation

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
      As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the year ended December 31, 2003. In addition, the Company has adopted certain corporate governance principles, including requirements for independent directors and special committees, the agreement to appoint a new shareholder-nominated director, prohibition on the future use of stock options for director compensation, minimum stock retention by officers after exercise of future stock option grants, and elimination of the classification of the Board of Directors such that beginning with the 2008 annual stockholders meeting, all directors will be elected at each annual meeting for a term of one year. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred against the Company. Any members of the class who participate in the settlement will release and discharge all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have elected to be excluded from the settlement, and some of those have filed litigation against the Company. Moreover, the Company could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant described below.
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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
      The March 16, 2004 order may preclude Cendant from seeking indemnification, contribution or similar relief from the Company in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on the Company’s results of operations and financial position.
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
      In September 2004, Elizabeth Hathaway filed a class action lawsuit in Los Angeles Superior Court on behalf of herself and all current and former account executives employed by Homestore, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Hathaway sought back wages, interest and attorneys’ fees. On March 11, 2005, Hathaway and Homestore reached a settlement for an additional $1.4 million. This has been reflected as sales and marketing expenses in the six months ended June 30, 2005. The court preliminarily approved the settlement on June 23, 2005. The settlement is subject to final court approval and certain conditions, such as a cap on the number of class members who may elect to opt out.
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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
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

Contingencies Related to Pending Litigation

Other Litigation
      In December 2001, Pentawave Inc. and its principal stockholder, Bruce Culver, filed a suit for fraud, securities fraud, rescission, breach of contract and defamation in Ventura County Superior Court seeking approximately $5.0 million in compensatory damages, plus punitive damages. The Company filed for summary judgment and in February 2005, the court granted the motion in part, dismissing the defamation and securities fraud claims, and denied it as to plaintiffs’ breach of contract, common law fraud and rescission claims. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation. No trial date is currently scheduled.
      In June 2002, Tren Technologies Holdings LLC., (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.comtm. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.comtm websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On May 25, 2004, the Court issued an order dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. On September 8, 2004, a status conference was held in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. On January 25, 2005, the USPTO issued an office action rejecting the specific patent claims at issue stating that they were not unique or proprietary and could not be patented. Tren filed a response to this office action arguing that the rejection of those specific claims was not proper, but the USPTO has not yet ruled on the matter. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The action remains stayed at this time. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.
      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, NAR and NAHB in the United States District Court for the Northern District of California alleging infringement of

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
U.S. Patent No. 5,584,025. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims seeking declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. The Court has stayed this action pending the Reexamination proceeding. On January 25, 2005, the USPTO issued an office action rejecting the specific patent claims at issue stating that they were not unique or proprietary and could not be patented. Keithley filed a response to this office action arguing that the rejection of those specific claims was not proper, but the USPTO has not yet ruled on the matter. The USPTO’s ultimate decision in the reexamination proceeding is likely to have an impact on the outcome of the action. The Court stayed the action pending reexamination, and has since lifted the stay to allow the Company to move for transfer of the case to Pennsylvania. A motion to transfer or dismiss is pending. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case.
      On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. On October 27, 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable attorney’s fees and costs associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s fees in prosecuting the action before the Court. On April 27, 2005, the Court entered final judgment requiring the Company to advance fees to Tafeen in the amount of $4.2 million which were paid on June 14, 2005. Under the Court’s final judgment, the Company is also required to advance future costs incurred for his defense, pending the outcome of the criminal and civil actions. Mr. Tafeen has submitted requests for payment of approximately $700,000 in additional costs. The Company is unable to estimate the amount of costs it may ultimately have to advance Mr. Tafeen. The Company is in the process of appealing the Court’s decision.
      On June 14, 2005, Homestore received a demand from Stuart Wolff (“Wolff”), Homestore’s former Chairman and Chief Executive Officer, for advancement of legal fees and expenses purportedly incurred and to be incurred by Wolff in connection with the SEC and DOJ investigations and certain civil actions filed against Wolff for his purported role in a scheme to inflate the Company’s revenues. On July 1, 2005, Wolff filed a suit in the Delaware Chancery Court in New Castle County. The complaint seeks advancement for legal fees and expenses purportedly incurred by Wolff in the amount of approximately $6.3 million. The complaint also seeks an award of expenses and fees incurred in connection with prosecuting Wolff’s claim for advancement. The Company is currently reviewing the issues raised by the complaint. It is likely that the Company will be required to advance a substantial portion of the $6.3 million and any future costs for his defense, pending the outcome of the criminal and civil actions. The Company is unable to estimate the amount of costs it may ultimately have to advance Mr. Wolff.
      On July 8, 2005, the Company received a demand from David Rosenblatt, (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification totaling approximately $690,000 for fees and expenses purportedly incurred by Rosenblatt in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt including indemnification of a settlement payment of $195,000 made by Rosenblatt in connection with his settlement of the claims brought against him in the securities class action. The Company is currently reviewing the demand from Rosenblatt. The Company has not determined what portion, if any, of Mr. Rosenblatt’s fees and expenses it will have to pay and whether there will be significant future costs it will have to pay, however, it is likely the Company will be required to pay a substantial portion of his demand.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Notwithstanding the possibility of the Company prevailing on its appeal in the Tafeen case, as a result of the Court’s ruling, the Company recorded an accrual of $7.2 million for its estimate of the potential advancement of legal costs of former officers, including Tafeen, in the quarter ended September 30, 2004 bringing the total accrual balance to $8.0 million as of September 30, 2004. Additionally, based on new information received from the various parties, the Company recorded an additional accrual of $4.2 million during the quarter ended June 30, 2005. As of June 30, 2005, the balance of the accrual for legal costs of former officers is $7.9 million and represents those costs represented to us as incurred through June 30, 2005. The Company anticipates additional charges in the future, but is unable to estimate the amount of future costs it may ultimately incur in these matters. In the event the Company ultimately prevails on its appeal of the decision in the Tafeen case, or if it is ultimately determined that any officer to whom the Company advanced funds is not entitled to indemnification under Delaware law, the officer would be obligated to repay all costs advanced. In either of these situations, there is no assurance the officer would have the ability to repay amounts previously advanced to him.
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
      On July 29, 2004, the Company was served with an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner. et.al in which the Company was named as a defendant. The case was originally filed in July 2003 in the U.S. District Court for the Southern District of New York against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company has moved to dismiss the claims against it in the amended complaint. Discovery has not commenced as of the filing of this Form 10-Q. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss.
      As part of the sale in 2002 of the ConsumerInfo division, the former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties, including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
“Advice for Improving Credit” that appeared on its website both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after the Company’s sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning its defense of the claims.
      In June of 2005, Experian informed the Company that they entered into a preliminary settlement in connection with certain of the unfair and deceptive advertising allegations. The preliminary settlement covers a multi-year period, during a portion of which the Company owned ConsumerInfo. If the preliminary settlement becomes final and Experian resolves the other claims, there can be no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow.
      Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims made by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.4 million at June 30, 2005.

Other Contingencies
      From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-Q, and except as set forth herein, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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
Recent History
      In recent years, our company has faced a number of difficult challenges. After discovering accounting irregularities in late 2001, we restated our financial statements for 2000 and the first three quarters of 2001. In the wake of these accounting irregularities and subsequent restatements, we have faced:

•	numerous lawsuits, including a consolidated securities class action and derivative litigation;

•	an SEC investigation of the company and our accounting practices;

•	contractual disputes with our customers and partners;

•	limited financial resources and the need for cost reduction measures;

•	listing maintenance issues with The NASDAQ National Market;

•	replacement of the former executive management team, some of whom have pled guilty to criminal charges; and

•	significant obligations to advance defense costs to certain former officers who were recently criminally indicted.
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
      We have implemented four restructurings during the last four years. These restructurings were designed to focus our business and to eliminate redundancies in our organization. We believe these restructurings were necessary to address both our product and service offerings and our cost structure.
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
      Software segment: In our Software segment, Top Producer® introduced a monthly subscription model of an online application in late 2002. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product by the end of 2005. We recently sold our Wyldfyre and Computer for Tracts businesses that had been a part of this segment and have reclassified the results of these businesses as discontinued operations for all periods presented.

      Print segment: The uncertain economic conditions since 2001 had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small business more than other businesses. These economic conditions caused a significant decline in our revenue in this segment over the past three years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all. In addition, we have not invested in this business in the last three years and our product offering has become outdated. We have announced plans to invest in this business in 2005, but we do not expect any significant improvement until 2006.

•	Investment Strategy.
      Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer® and our retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our RENTNET.comtm, HomeBuilder.comtm and Welcome Wagon® businesses and expect to continue to do so through much of 2005 and into 2006.
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
Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue
      Revenue increased approximately $9.0 million, or 16%, to $63.3 million for the three months ended June 30, 2005 from $54.3 million for the three months ended June 30, 2004. The increase in revenue was due to increases of $6.8 million in the Media Services segment, $2.1 million in the Software segment, and $0.1 million in the Print segment. These increases by segment are explained in the segment information below.

Cost of Revenue
      Cost of revenue increased approximately $1.0 million, or 8%, to $13.5 million for the three months ended June 30, 2005 from $12.5 million for the three months ended June 30, 2004. The increase was primarily due to increases in personnel related costs of $0.6 million and increases in hosting and imaging costs of $0.4 million.
      Gross margin percentage increased to 79% for the three months ended June 30, 2005 compared to 77% for the three months ended June 30, 2004. This improvement in gross margin percentage was primarily due to the increased revenues and the operating efficiencies derived from them.

Operating Expenses
      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, remained constant, at $22.7 million for the three months ended June 30, 2005 and June 30, 2004.
      Product and website development. Product and website development expenses increased approximately $1.3 million, or 34%, to $5.1 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004 primarily due to an increase in consulting and personnel related costs to improve our product offerings in our HomeBuilder.comtm, RENTNET.comtm, and Welcome Wagon® businesses.
      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $4.6 million, or 30%, to $19.7 million for the three months ended June 30, 2005 from $15.1 million for the three months ended June 30, 2004. As a result of our obligation to advance defense costs to, and in certain cases indemnify, our former officers as discussed in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, we recorded a $4.2 million accrual during the three months ended June 30, 2005. The remaining increase of $0.4 million was primarily due to increased personnel related costs of $1.5 million partially offset by decreases in other outside legal costs of $0.9 million.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $1.1 million to $1.0 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized during 2004.
      Litigation settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 11, “Settlements of Disputes and Litigation”, we recorded a litigation settlement charge of $2.2 million for the three months ended June 30, 2004. There were no litigation settlement charges for the three months ended June 30, 2005.
      Restructuring charges. During the three months ended June 30, 2005, there was a $1.4 million reduction in restructuring charges as a result of changes in estimates for previous restructuring plans. These changes resulted primarily from a decrease in the estimate for charges related to our San Francisco property and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities. There were no changes to estimates or new restructuring plans approved during the three months ended June 30, 2004.
      We have taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002, and the fourth quarter of 2003. All of these charges were a part of plans approved by our Board of Directors, with the objective of eliminating duplicate resources and redundancies. A summary of each is outlined below. We have also revised previous estimates from time to time.
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
      In the first quarter of 2004, we increased our estimate for lease obligations and related charges for our San Francisco property by $139,000. In the fourth quarter of 2004, we took an additional charge of $877,000 because we were uncertain we would be able to sublease the remaining one-third of the San Francisco property and to increase our liability for certain contractual obligations that are subject to exchange rate fluctuations. In the second quarter of 2005, we were able to negotiate more favorable terms for the remaining term of the lease of our San Francisco property and surrender a portion of the property to the landlord. As a result, we reduced our estimate for lease obligations and related charges by $1.3 million. We also revised our estimates of the contractual liabilities in connection with our former operations in Europe, reducing these obligations by $51,000. We also revised our estimate for employee termination benefits, reducing them by approximately $6,000. As of June 30, 2005, all of the planned 700 employees have been terminated and paid severance.
      In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, we increased our charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations. In the fourth quarter of 2004, we increased our charge for lease obligations by $94,000 for the same reason. In the second quarter of 2005, we decreased our charge for lease obligations by $27,000 for the same reason. As of June 30, 2005, all of the planned 270 employees have been terminated and paid severance.
      In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, we decreased our estimates regarding employee termination benefits by $133,000 and our lease obligations and related charges by $417,000. As of June 30, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with us were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of approximately $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000. In the second quarter of 2005, we reduced our estimate for employee termination benefits by an additional $15,000. As of June 30, 2005, all of the planned 95 employees have been terminated and paid severance.

      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)
Restructuring accrual at March 31, 2005	$21	$7,545	$397	$7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	$—	$5,234	$345	$5,579

      Substantially all of the remaining restructuring liabilities at June 30, 2005 will be paid over the next six quarters. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	June 30,

	2005	2004

Sales and marketing	$74	$75
General and administrative	59	59

	$133	$134

      Stock-based charges remained constant for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest Income (Expense), Net
      Interest income (expense), net, increased $471,000 to a net interest income of $496,000 for the three months ended June 30, 2005 compared to $25,000 for the three months ended June 30, 2004, primarily due to increases in short-term investment balances and higher interest yields on those balances and the expiration of the AOL distribution obligation and corresponding reduction in imputed interest.

Other Income (Expense), Net
      Other income (expense), net, was $69,000 for the three months ended June 30, 2005, compared to other income, net, of $16,000 for the three months ended June 30, 2004 primarily due to gains realized on the sale of assets.

Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computer for Tracts business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Condensed Consolidated Financial Statements reflect these businesses as discontinued operations for all periods presented.

Income Taxes
      Even though we have achieved net income in the quarter ended June 30, 2005, we have not recorded a tax provision on that income because of recurring operating losses and our inability to recognize any past benefit from our deferred tax assets. Because of our investment program and to meet our advancement and possible indemnification obligations to former and current officers, directors and employees, it is possible we will not have net income for the full year of 2005. If we do, we will not have any material tax liability because of our previously unrecognized deferred tax assets. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

      Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 5, “Discontinued Operations”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q)) (in thousands):

	Three Months Ended

	June 30, 2005					June 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$44,487	$6,400	$12,366	$—	$63,253	$37,707	$4,305	$12,308	$—	$54,320
Cost of revenue	5,985	1,555	5,597	402	13,539	6,018	1,316	4,937	196	12,467

Gross profit (loss)	38,502	4,845	6,769	(402)	49,714	31,689	2,989	7,371	(196)	41,853
Sales and marketing	15,698	1,381	5,370	240	22,689	16,598	1,060	4,909	171	22,738
Product and website development	2,468	1,594	605	395	5,062	2,601	1,129	62	(24)	3,768
General and administrative	5,488	701	2,758	10,745	19,692	4,840	687	2,540	6,999	15,066
Amortization of intangible assets	—	—	—	958	958	—	—	—	2,114	2,114
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	—	—

Total operating expenses	23,654	3,676	8,733	10,896	46,959	24,039	2,876	7,511	11,428	45,854

Income (loss) from operations	$14,848	$1,169	$(1,964)	$(11,298)	$2,755	$7,650	$113	$(140)	$(11,624)	$(4,001)

Media Services
      Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, RENTNET.comtm, and Homestore.com® websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to those businesses interested in reaching our targeted audience.
      Media Services revenue increased $6.8 million, or 18%, to $44.5 million for the three months ended June 30, 2005, compared to $37.7 million for the three months ended June 30, 2004. The revenue increase was generated by an increase in the number of REALTOR.com® agent customers partially offset by a reduction in revenue from our HomeBuilder.comtm and RENTNET.comtm businesses. Media Services revenue represented approximately 70% of total revenue for the three months ended June 30, 2005 compared to 69% of total revenue for the three months ended June 30, 2004.
      Media Services expenses remained relatively consistent, decreasing by $0.4 million, or 1%, to $29.6 million for the three months ended June 30, 2005, from $30.0 million for the three months ended June 30, 2004. The decrease was primarily due to a $1.8 million reduction in online distribution costs related to new agreements partially offset by an increase in personnel related costs.
      Media Services generated operating income of $14.8 million for the three months ended June 30, 2005 compared to operating income of $7.7 million for the three months ended June 30, 2004 primarily due to the increased revenues. We have announced plans for additional investments in our HomeBuilder.comtm and RENTNET.comtm businesses that will likely negatively impact our operating income in this segment in the near future.

Software
      Our Software segment is comprised of our Top Producer® business. We sold our Wyldfyre and Computer for Tracts businesses during the year ended December 31, 2004, and, as a result, those businesses have been reclassified as discontinued operations for all periods presented.
      Software revenue increased $2.1 million, or 49%, to $6.4 million for the three months ended June 30, 2005, compared to $4.3 million for the three months ended June 30, 2004. The increase was generated as the

Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002. Software revenue represented approximately 10% of total revenue for the three months ended June 30, 2005 compared to 8% of total revenue for the three months ended June 30, 2004.
      Software expenses increased $1.0 million, or 24%, to $5.2 million for the three months ended June 30, 2005, compared to $4.2 million for the three months ended June 30, 2004. The increase was primarily due to personnel related costs.
      Software generated operating income of $1.2 million for the three months ended June 30, 2005, compared to $0.1 million for the three months ended June 30, 2004 primarily due to factors outlined above.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue remained relatively consistent increasing $0.1 million, or less than 1%, to $12.4 million for the three months ended June 30, 2005, compared to $12.3 million for the three months ended June 30, 2004. The increase was generated in our Welcome Wagon® business primarily due to the launch of the new Early Advantagetm product in November 2004. Print revenue represented approximately 20% of total revenue for the three months ended June 30, 2005 compared to 23% for the three months ended June 30, 2004.
      Print expenses increased $1.9 million, or 15%, to $14.3 million for the three months ended June 30, 2005, compared to expenses of $12.4 million for the three months ended June 30, 2004. The increase is primarily due to increased cost of sales of $0.7 million associated with the new products described above, increased product and website development costs of $0.5 million as investments begin being made to create a new on-line consumer product, and increased personnel related costs of $0.7 million.
      Print generated an operating loss of $2.0 million for the three months ended June 30, 2005, compared to an operating loss of $0.1 million for the three months ended June 30, 2004 primarily due to factors outlined above. We have announced plans for additional investments in Welcome Wagon® that will likely impact our operating results in this segment in the near future.

Unallocated
      Unallocated expenses remained relatively consistent decreasing $0.3 million, or 3%, to $11.3 million for the three months ended June 30, 2005, compared to $11.6 million for the three months ended June 30, 2004. An increase in indemnification costs of $4.2 million was offset by the reduction of restructuring charges of $1.4 million, a reduction in amortization charges of $1.2 million, and a reduction in litigation settlement costs of $2.2 million.

Six Months Ended June 30, 2005 and 2004

Revenue
      Revenue increased approximately $12.0 million, or 11%, to $119.7 million for the six months ended June 30, 2005 from $107.7 million for the six months ended June 30, 2004. The increase in revenue was due to increases of $8.2 million in the Media Services segment, $3.3 million in the Software segment, and $0.5 million in the Print segment. These increases by segment are explained in the segment information below.

Cost of Revenue
      Cost of revenue increased approximately $0.7 million, or 3%, to $26.4 million for the six months ended June 30, 2005 from $25.7 million for the six months ended June 30, 2004. The increase was primarily due to increases in personnel related costs.

      Gross margin percentage increased to 78% for the six months ended June 30, 2005 compared to 76% for the six months ended June 30, 2004. This improvement in gross margin percentage was primarily due to the increased revenues and the operating efficiencies derived from them.

Operating Expenses
      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $1.9 million, or 4%, to $45.1 million for the six months ended June 30, 2005 from $47.0 million for the six months ended June 30, 2004. The decrease was primarily due to reductions related to our new online marketing agreements of $4.6 million and other cost decreases of $0.2 million offset by an increase in personnel related costs of $2.9 million.
      Product and website development. Product and website development expenses increased approximately $1.7 million, or 22%, to $9.4 million for the six months ended June 30, 2005 from $7.7 million for the six months ended June 30, 2004 primarily due to an increase in consulting and personnel related costs to improve our product offerings in our HomeBuilder.comtm, RENTNET.comtm, and Welcome Wagon® businesses.
      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $7.0 million, or 24%, to $36.1 million for the six months ended June 30, 2005 from $29.1 million for the six months ended June 30, 2004. As a result of our obligation to advance defense costs to, and in certain cases indemnify, our former officers as discussed in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, we recorded a $4.2 million accrual during the six months ended June 30, 2005. The remaining increase was primarily due to increased personnel related costs.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $2.2 million to $2.2 million for the six months ended June 30, 2005 from $4.4 million for the six months ended June 30, 2004. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized during 2004.
      Litigation settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 11, “Settlements of Disputes and Litigation”, we recorded a litigation settlement charge of $2.2 million for the six months ended June 30, 2004. There were no litigation settlement charges for the six months ended June 30, 2005.
      Restructuring charges. During the six moths ended June 30, 2005, there was a $1.4 million reduction in restructuring charges as a result of changes in estimates for previous restructuring plans. These changes resulted primarily from a decrease in the estimate for charges related to our San Francisco property and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities. Restructuring charges were $345,000 for the six months ended June 30, 2004 as a result of changes in estimates for previous restructuring plans. These changes resulted from an increase in the estimate for charges related to our San Francisco property and a change in the exchange rates increasing our Canadian lease obligation.
      Substantially all of the remaining restructuring liabilities at June 30, 2005 will be paid over the next six quarters. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,

	2005	2004

Sales and marketing	$149	$151
General and administrative	368	400

	$517	$551

      Stock-based charges remained constant for the six months ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest Income (Expense), Net
      Interest income (expense), net, increased $909,000 to a net interest income of $849,000 for the six months ended June 30, 2005, from a net interest expense of $60,000 for the six months ended June 30, 2004, primarily due to increases in short-term investment balances and higher interest yields on those balances and the expiration of the AOL distribution obligation and corresponding reduction in imputed interest.

Other Income (Expense), Net
      Other income (expense), net, was $81,000 for the six months ended June 30, 2005, compared to $8,000 for the six months ended June 30, 2004 primarily due to gains realized on the sale of assets.

Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computer for Tracts business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Condensed Consolidated Financial Statements reflect these businesses as discontinued operations for all periods presented.

Income Taxes
      Even though we have achieved net income in the six months ended June 30, 2005, we have not recorded a tax provision on that income because of recurring operating losses and our inability to recognize any past benefit from our deferred tax assets. Because of our investment program and to meet our advancement and possible indemnification obligations to our former and current officers, directors and employees, it is possible we will not have net income for the full year of 2005. If we do, we will not have any material tax liability because of our previously unrecognized deferred tax assets. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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
      Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 5, “Discontinued Operations”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q)) (in thousands):

	Six Months Ended

	June 30, 2005					June 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$83,545	$12,002	$24,162	$—	$119,709	$75,339	$8,694	$23,711	$—	$107,744
Cost of revenue	11,787	3,025	10,906	722	26,440	12,931	2,630	9,732	424	25,717

Gross profit (loss)	71,758	8,977	13,256	(722)	93,269	62,408	6,064	13,979	(424)	82,027
Sales and marketing	31,498	2,806	10,239	508	45,051	34,803	2,386	9,453	355	46,997
Product and website development	4,821	3,034	778	808	9,441	5,258	2,348	121	(24)	7,703
General and administrative	10,375	1,383	5,383	18,928	36,069	9,290	1,265	4,952	13,550	29,057
Amortization of intangible assets	—	—	—	2,155	2,155	—	—	—	4,442	4,442
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	345	345

Total operating expenses	46,694	7,223	16,400	20,957	91,274	49,351	5,999	14,526	20,836	90,712

Income (loss) from operations	$25,064	$1,754	$(3,144)	$(21,679)	$1,995	$13,057	$65	$(547)	$(21,260)	$(8,685)

Media Services
      Our Media Services segment consists of products and media services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.comtm, RENTNET.comtm, and Homestore.com® websites. In addition, we provide advertising services, including banner ads, sponsorships, integrated text based links and rich media applications to those businesses interested in reaching our targeted audience.
      Media Services revenue increased $8.2 million, or 11%, to $83.5 million for the six months ended June 30, 2005, compared to $75.3 million for the six months ended June 30, 2004. The revenue increase was primarily generated by an increase in the number of REALTOR.com® agent customers partially offset by a reduction in revenue from our HomeBuilder.comtm and RENTNET.comtm businesses. Media Services revenue represented approximately 70% of total revenue for the six months ended June 30, 2005 and June 30, 2004.
      Media Services expenses decreased by $3.8 million, or 6%, to $58.5 million for the six months ended June 30, 2005, from $62.3 million for the six months ended June 30, 2004. The decrease was primarily due to a $1.5 million reduction in royalty expenses and a $4.9 million reduction in online distribution costs related to new agreements, partially offset by an increase in personnel related costs.
      Media Services generated operating income of $25.1 million for the six months ended June 30, 2005 compared to operating income of $13.1 million for the six months ended June 30, 2004, primarily due to the increased revenues. We have announced plans for additional investments in our HomeBuilder.comtm and RENTNET.comtm businesses that will likely negatively impact our operating income in this segment in the near future.

Software
      Our Software segment is comprised of our Top Producer® business. We sold our Wyldfyre and Computer for Tracts businesses during the year ended December 31, 2004, and, as a result, those businesses have been reclassified as discontinued operations for all periods presented.
      Software revenue increased $3.3 million, or 38%, to $12.0 million for the six months ended June 30, 2005, compared to $8.7 million for the six months ended June 30, 2004. The increase was generated as the Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002. Software revenue represented approximately 10% of total revenue for the six months ended June 30, 2005 compared to 8% of total revenue for the six months ended June 30, 2004.
      Software expenses increased $1.6 million, or 19%, to $10.2 million for the six months ended June 30, 2005, compared to $8.6 million for the six months ended June 30, 2004. The increase was primarily due to personnel related costs.
      Software generated operating income of $1.8 million for the six months ended June 30, 2005, compared to $65,000 for the six months ended June 30, 2004 primarily due to factors outlined above.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue increased $0.5 million, or 2%, to $24.2 million for the six months ended June 30, 2005, compared to $23.7 million for the six months ended June 30, 2004. The increase was generated in our Welcome Wagon® business primarily due to the launch of the new Early Advantagetm product in November 2004 and increased revenue associated with the Pinpoint product. Print revenue represented approximately 20% of total revenue for the six months ended June 30, 2005 compared to 22% for the six months ended June 30, 2004.
      Print expenses increased $3.0 million, or 12%, to $27.3 million for the six months ended June 30, 2005, compared to expenses of $24.3 million for the six months ended June 30, 2004. The increase is primarily due to increased cost of sales of $1.2 million associated with the new products described above, increased product and website development costs of $0.7 million as investments are being made to create a new on-line consumer product, and increased personnel related costs of $1.1 million.
      Print generated an operating loss of $3.1 million for the six months ended June 30, 2005, compared to an operating loss of $0.5 million for the six months ended June 30, 2004 primarily due to factors outlined above. We have announced plans for additional investments in Welcome Wagon® that will likely impact our operating results in this segment in the near future.

Unallocated
      Unallocated expenses remained relatively consistent, increasing $0.4 million, or 2%, to $21.7 million for the six months ended June 30, 2005, compared to $21.3 million for the six months ended June 30, 2004. An increase in indemnification costs of $4.2 million and an increase in consulting and personnel related costs of $2.5 million was offset by a reduction of restructuring charges of $1.8 million, a reduction in amortization charges of $2.3 million, and a reduction in litigation settlement costs of $2.2 million.

Liquidity and Capital Resources
      Net cash provided by continuing operating activities of $6.6 million for the six months ended June 30, 2005 was attributable to the net income from continuing operations of $2.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $6.7 million offset by changes in operating assets and liabilities of $3.0 million.

      Net cash provided by continuing operating activities of $0.7 million for the six months ended June 30, 2004 was attributable to the net loss from continuing operations of $8.7 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $9.3 million. Increasing the cash used in continuing operating activities were the changes in operating assets and liabilities of $0.1 million.
      Net cash used in investing activities of $8.9 million for the six months ended June 30, 2005 was primarily attributable to $4.2 million in capital expenditures and $4.7 million in net purchases of short-term investments. Net cash used in investing activities of $2.0 million for the six months ended June 30, 2004 was attributable to capital expenditures of $1.9 and net purchases of short-term investments of $0.1 million.
      Net cash used in financing activities of $392,000 for the six months ended June 30, 2005 was attributable to payments on capital leases of $927,000 offset by the exercise of stock options, warrants and share issuances under the employee stock purchase plan of $535,000. Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2004 was the result of the exercise of stock options, warrants and share issuances under the employee stock purchase plan of $2.8 million offset by payments on capital leases of $1.3 million.
      We generated positive operating cash flow for the year ended December 31, 2004 and for the six months ended June 30, 2005 and have cash and short-term investments of $61.9 million as of June 30, 2005. However, as of June 30, 2005, we had an accumulated deficit of $2.0 billion. We have stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2004. However, we are now faced with the obligation to advance defense costs to certain of our former officers (described in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q) who have recently been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. We are unable to estimate how much it might cost us to meet those obligations. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.
      Long term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to advance defense costs to, and in certain cases indemnify, former and current officers, directors and employees. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20.0 million, which may make it more difficult to raise additional capital. Additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11, “Settlements of Disputes and Litigation” and Note 12, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Recent Accounting Developments
      In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006 and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, however, SFAS 123R provides alternative methods for measuring compensation expense, so the effect on income (loss) disclosed in Note 3, “Significant Accounting Policy”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, may not be indicative of future compensation expense under SFAS 123R. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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

We have a history of net losses and could incur net losses in the future.
      Recently, we have begun to show improved operating performance and produced net income for the quarter and six months ended June 30, 2005. However, previously we had experienced net losses in each quarterly and annual period since 1993, except for the first quarter of 2003 and the fourth quarter of 2004, for which we experienced a net profit due to one-time, non-operating gains. We incurred net losses of $7.9 million, $47.1 million, and $163.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. As of June 30, 2005, we had an accumulated deficit of $2.0 billion, and are unsure when, or if, we will become profitable on a recurring basis as we are now faced with additional expenses of providing advancement of defense costs to certain former officers who have recently been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. In addition, our future results will depend, in part, on the rate of growth in our revenues from broker, agent, home builder and rental property owner, advertising sales and sales of other products and services, and will be negatively impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances and amortization of intangible assets. As of June 30, 2005, we had approximately $17.5 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

In order to execute our long-term business strategy, we may need to raise additional capital.
      Long-term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to advance defense costs to, and in certain cases indemnify, former and current officers, directors and employees. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Our settlement of the Securities Class Action Lawsuit reduced our cash balance by $13.0 million and increased the number of outstanding shares by 20 million, which may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11 “Settlements of Disputes and Litigation” and Note 12 “Commitments and Contingencies “to our Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

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
      Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q:

•	the level of renewals for our services and the purchase of media services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our websites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants;

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters; and

•	the expense of advancing defense costs to, and in certain cases indemnifying, former and current officers, directors and employees.

Litigation relating to accounting irregularities could have an adverse effect on our financial condition.
      Following the December 2001 announcement of the discovery of accounting irregularities and the subsequent restatement of our 2000 and interim 2001 financial statements, numerous lawsuits were commenced against us and certain of our current and former officers and directors. Most of these suits were consolidated in a securities class action lawsuit against us (the “Securities Class Action Lawsuit”). On August 12, 2003, we entered into a settlement agreement to resolve all outstanding claims related to the Securities Class Action Lawsuit. The settlement became final on March 4, 2005, when an objector’s appeal was dismissed. As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. The $13.0 million and the 20.0 million shares currently held in trust will be distributed to the class and Plaintiff’s counsel in accordance with the judgment.
      Although the settlement of the Securities Class Action Lawsuit includes a bar order providing for the maximum protection to which we are entitled under the law with respect to all future claims for contribution or indemnity by other persons, whether under federal, state or common law, we continue to be subject to litigation by persons who have elected to be excluded from the settlement. Moreover, we could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant Corporation (“Cendant”) for contribution or indemnity. Although Cendant was dismissed with prejudice as a defendant in the Securities Class Action Lawsuit, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the Securities and Exchange Commission filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us.
      Although the bar order entered as part of the settlement may preclude Cendant from seeking indemnification, contribution or similar relief from us in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit, we have been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, we would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on our results of operation and our financial position.
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

We have an obligation to advance defense costs to, and possibly indemnify, former and current officers, directors and employees that may not be covered by our director and officer liability insurance, and we are required to make payments that could adversely affect our financial condition.
      Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. Two of our former officers, Peter Tafeen and Stuart Wolff, filed lawsuits against us seeking to recover expenses incurred, plus further expenses and liabilities that they may incur, in connection with investigations and lawsuits that have been filed against them with respect to our prior accounting irregularities. See Note 12, “Commitments and Contingencies — Legal Proceedings — Contingencies Related to Pending Litigation — Other Litigation,” to our Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information. On April 27, 2005, the Delaware Chancery Court ordered, in connection with the Tafeen case, that we advance all reasonable attorney’s fees and costs to that former officer approximating $4.2 million, which the Company paid on June 14, 2005. Mr. Tafeen has submitted requests for payment of approximately $700,000 in additional costs. The Wolff case, which seeks advancement of approximately $6.3 million, was filed on July 1, 2005 and is in its preliminary stages. We have also received a demand from another former officer, David Rosenblatt, for advancement and indemnification of approximately $690,000. Although we have appealed the Court’s April 27, 2005 order in the Tafeen case, the Company made an additional accrual of $4.2 million during the quarter ended June 30, 2005 based on the information received. As of June 30, 2005, the balance of the accrual for legal costs of former officers is $7.9 million and represents those costs represented to us as incurred through June 30, 2005. We may have to pay this amount and more and we are unable to estimate the amount of expense we may ultimately incur to advance defense costs to, or in certain cases indemnify, our former and current officers, directors and employees. In the event we ultimately prevail on our appeal of the decision in Mr. Tafeen’s case, or if it is ultimately determined that any officer to whom we advanced funds is not entitled to indemnification under Delaware law, the officer would be obligated to repay all costs advanced. In either of these situations, there is no assurance the officer would have the ability to repay amounts previously advanced to him. Our financial condition could be materially and adversely affected by such advancements and possible indemnification obligations. The failure of our insurance policies to adequately cover liabilities or expenses incurred in connection with the pending actions has materially and adversely affected our results of operations and financial position, to date, and could continue into the future. Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions.

We could be required to expend substantial amounts in connection with continuing indemnification obligations to a purchaser of one of our businesses.
      As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations. This escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties, including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its website both before, during and after our ownership of ConsumerInfo. Experian is defending these claims. In June of 2005, Experian informed us that they had entered into a preliminary settlement in connection with certain of the unfair and deceptive advertising allegations. The preliminary settlement covers a multi-year period, during a portion of which Homestore owned ConsumerInfo. If the preliminary settlement becomes final and Experian resolves the other claims, there can be no assurance that Experian will not seek to recover from us an amount in excess of the escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian is capped at $29.3 million less the balance in the escrow, which is $7.4 million as of June 30, 2005.

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
      The 2005 Annual Meeting of Stockholders of Homestore, Inc. was convened on June 22, 2004 at 9:30 a.m. There were present at the meeting, in person or by proxy, the holders of 131,630,581 shares, representing 89.4% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum. The proposal to elect three Class III directors to hold office until each of their successors has been duly elected and qualified received the following votes:

Joe F. Hanauer	— votes for	127,396,230
	— votes withheld	4,234,350
L. John Doerr	— votes for	105,774,809
	— votes withheld	25,855,771
W. Michael Long	— votes for	131,026,021
	— votes withheld	604,559
      In addition to the directors elected at the Annual Meeting, our Board of Directors consists of William E. Kelvie and Kenneth K. Klein, our Class II directors whose terms expire in 2007, and Alan Yassky, Bruce G. Willison, and V. Paul Unruh, our Class I directors whose terms expire in 2006. As previously reported, Mr. Yassky was elected by NAR on June 22, 2005 in accordance with NAR’s right, by virtue of its ownership of the Company’s sole outstanding share of Series A preferred stock, to elect one of the Company’s directors.
      The proposal to approve a restated certificate of incorporation that would amend and restate our Amended and Restated Certificate of Incorporation, as amended, in order to (i) eliminate the classification of our board of directors and provide for annual election of all directors beginning at the annual meeting of stockholders in 2008, (ii) eliminate, effective as of the annual meeting of stockholders in 2008, the provision that directors may be removed only for cause, because Delaware law permits this restriction only when a board is classified, (iii) correct cross-references within the Amended and Restated Certificate of Incorporation, as amended, and (iv) integrate into a single instrument all of the provisions of the Amended and Restated Certificate of Incorporation, as amended, currently in effect and the amendments described in clauses (i) through (iii), received the following votes:

Votes for:	131,475,976
Votes against:	114,147
Abstentions:	40,458
Broker Non-Votes:	0

Item 5.	Other Information
      None

Item 6.	Exhibits
      Exhibits

3.1	Restated Certificate of Incorporation of Homestore, Inc. dated July 23, 2005.
10.1	2005 Executive Bonus Plan of W. Michael Long.
10.2	2005 Executive Bonus Plan of Jack D. Dennison.
10.3	Realtor + Top Producer 2005 Executive Bonus Plan of Allan D. Dalton.
10.4	2005 Executive Bonus Plan of Lewis R. Belote, III.
10.5	2005 Executive Bonus Plan of Michael R. Douglas.
10.6	2005 Executive Bonus Plan of Allan P. Merrill.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
Date: August 5, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Homestore, Inc. dated July 23, 2005.
10.1	2005 Executive Bonus Plan of W. Michael Long.
10.2	2005 Executive Bonus Plan of Jack D. Dennison.
10.3	Realtor + Top Producer 2005 Executive Bonus Plan of Allan D. Dalton.
10.4	2005 Executive Bonus Plan of Lewis R. Belote, III.
10.5	2005 Executive Bonus Plan of Michael R. Douglas.
10.6	2005 Executive Bonus Plan of Allan P. Merrill.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.