Form 10-Q
period 2005-09-30
HOMESTORE INC
filed 2005-11-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At November 1, 2005, the registrant had 148,259,470 shares of its common stock outstanding.

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

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,097	$14,819
Short-term investments	37,350	45,040
Accounts receivable, net	13,809	12,532
Other current assets	14,153	12,498

Total current assets	87,409	84,889
Property and equipment, net	17,479	15,242
Goodwill, net	19,502	19,502
Intangible assets, net	14,975	17,864
Restricted cash	4,992	5,840
Other assets	6,846	7,167

Total assets	$151,203	$150,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,158	$2,675
Accrued expenses	33,807	39,894
Obligation under capital leases	1,270	1,774
Deferred revenue	45,959	39,487

Total current liabilities	85,194	83,830
Obligation under capital leases	117	991
Deferred revenue	72	4,100
Other liabilities	1,240	4,190

Total liabilities	86,623	93,111
Commitments and contingencies (see note 12)
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	148	147
Additional paid-in capital	2,045,431	2,043,053
Deferred stock-based charges	(429)	(406)
Accumulated other comprehensive income	370	409
Accumulated deficit	(1,980,940)	(1,985,810)

Total stockholders’ equity	64,580	57,393

Total liabilities and stockholders’ equity	$151,203	$150,504

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Revenue	$66,338	$54,782	$186,047	$162,526
Cost of revenue	13,901	12,655	40,341	38,372

Gross profit	52,437	42,127	145,706	124,154

Operating expenses:
Sales and marketing	22,449	21,415	67,500	68,412
Product and website development	5,846	3,812	15,287	11,515
General and administrative	22,155	22,371	58,224	51,428
Amortization of intangible assets	734	1,990	2,889	6,432
Litigation settlement (see note 11)	—	—	—	2,168
Restructuring charges (see note 6)	—	—	(1,442)	345

Total operating expenses	51,184	49,588	142,458	140,300

Income (loss) from operations	1,253	(7,461)	3,248	(16,146)
Interest income (expense), net	521	474	1,370	414
Other income, net	171	2,234	252	2,242

Income (loss) from continuing operations	1,945	(4,753)	4,870	(13,490)
Income (loss) from discontinued operations	—	180	—	(428)

Net income (loss)	$1,945	$(4,573)	$4,870	$(13,918)

Unrealized loss on marketable securities	2	(21)	(2)	9
Foreign currency translation	29	88	(38)	47

Comprehensive income (loss)	$1,976	$(4,506)	$4,830	$(13,862)

Basic net income (loss) per share applicable to common stockholders (see note 9):
Continuing operations	$0.01	$(0.03)	$0.03	$(0.10)
Discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.01	$(0.03)	$0.03	$(0.10)

Diluted net income (loss) per share applicable to common stockholders (see note 9):
Continuing operations	$0.01	$(0.03)	$0.03	$(0.10)
Discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.01	$(0.03)	$0.03	$(0.10)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic	147,234	145,823	146,875	133,226

Diluted	161,120	145,823	156,264	133,226

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$4,870	$(13,490)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation	5,508	6,164
Amortization of intangible assets	2,889	6,432
Gain on sale of assets	(132)	(2,213)
Provision for doubtful accounts	554	63
Stock-based charges	669	685
Other non-cash items	(72)	157
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	(1,831)	(362)
Prepaid distribution expense	—	10,509
Restricted cash	848	(5,105)
Other assets	(1,561)	4,975
Accounts payable and accrued expenses	(7,237)	(571)
Accrued distribution agreement	—	(7,406)
Deferred revenue	2,444	7,248

Net cash provided by continuing operating activities	6,949	7,086
Net cash used in discontinued operations	—	(276)

Net cash provided by operating activities	6,949	6,810

Cash flows from investing activities:
Purchases of property and equipment	(7,740)	(2,707)
Maturities of short term investments	17,475	1,000
Purchases of short term investments	(9,785)	(13,575)
Proceeds from sale of assets	164	6,723

Net cash provided by (used in) investing activities	114	(8,559)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	1,593	3,266
Payments on capital lease obligations	(1,378)	(1,629)

Net cash provided by financing activities	215	1,637

Change in cash and cash equivalents	7,278	(112)
Cash and cash equivalents, beginning of period	14,819	13,942

Cash and cash equivalents, end of period	$22,097	$13,830

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
      We generated positive operating cash flow for the year ended December 31, 2004 and for the quarter and nine months ended September 30, 2005 and we have cash and short-term investments of $59.4 million as of September 30, 2005. However, as of September 30, 2005, the Company has an accumulated deficit of approximately $2.0 billion. The Company has no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. However, the Company is now faced with the obligation to advance expenses (including attorneys’ fees) to certain of its former officers (described in Note 12) who have been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. The Company is unable to estimate how much it might ultimately cost the Company to meet these obligations, even though it has settled its obligations with one former officer. The Company recently announced that it has entered into an agreement providing for an investment in the Company through the sale of shares of the Company’s newly-created Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”), for an aggregate purchase price of $100,000,000. The obligations of the Company to sell and issue the Series B Preferred Stock, and the obligations of the purchasers described in the agreement to purchase the Series B Preferred Stock, are subject to the fulfillment of certain conditions (See Note 13). The Company believes that its available cash and short-term investments, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, its former and current officers, directors and employees. If the Company is not successful in continuing to generate sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Dilution resulting from the issuance of 20.0 million shares of common stock in the Company’s settlement of the Securities Class Action Lawsuit (described in Note 11) and the contemplated issuance of the Series B Preferred Stock may make it more difficult to raise additional capital. This additional capital, if needed, might not be available on terms acceptable to the Company, or at all and would be required to be subordinate to the Series B Preferred Stock. If additional capital were raised through the issuance of equity securities, the percentage of the Company’s stock owned by its then-current stockholders would be further reduced. Furthermore, these equity securities

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
might have rights, preferences or privileges senior to those of the Company’s common and preferred stock. In addition, the Company’s liquidity could be adversely impacted by other litigation (see Note 12).

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
      The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted during the three and nine months ended September 30, 2005 and September 30, 2004, the pro forma amounts of the Company’s net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss) applicable to common stockholders:
As reported	$1,945	$(4,573)	$4,870	$(13,918)
Add: Stock-based employee compensation charges included in reported net income (loss)	—	—	250	300
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(4,550)	(4,139)	(12,913)	(11,752)

Pro forma net loss	$(2,605)	$(8,712)	$(7,793)	$(25,370)

Net income (loss) per share:
Basic as reported	$0.01	$(0.03)	$0.03	$(0.10)

Diluted as reported	$0.01	$(0.03)	$0.03	$(0.10)

Basic — pro forma	$(0.02)	$(0.06)	$(0.05)	$(0.19)

Diluted — pro forma	$(0.02)	$(0.06)	$(0.05)	$(0.19)

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Risk-free interest rates	4.2%	4.0%	4.2%	3.4%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	126%	134%	127%	139%

4.	Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), however, SFAS 123R provides alternative methods for measuring compensation expense, so the effect on income (loss) disclosed in Note 3 may not be indicative of future compensation expense under SFAS 123R. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
As of September 30, 2005, cash in the Indemnity Escrow was $7.4 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.
      The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties (see Note 12).
      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and income from discontinued operations was $2.8 million and $180,000, respectively, for the three months ended September 30, 2004 and total revenue and loss from discontinued operations was $7.9 million and $428,000, respectively, for the nine months ended September 30, 2004. There were no revenues or operating expenses associated with discontinued operations for the three or nine months ended September 30, 2005.

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
      In the first quarter of 2004, the Company increased its estimate for lease obligations and related charges for its San Francisco property by $139,000. In the fourth quarter of 2004, the Company took an additional charge of $877,000 because the Company was uncertain it would be able to sublease the remaining one-third of the San Francisco property and to increase its liability for certain contractual obligations that are subject to exchange rate fluctuations. In the second quarter of 2005, the Company was able to negotiate more favorable terms for the remaining term of the lease of its San Francisco property and surrendered a portion of the property to the landlord. As a result, the Company reduced its estimate for lease obligations and related charges by $1.3 million. The Company also revised its estimates of the contractual liabilities in connection with its former operations in Europe, reducing these obligations by $51,000, and its estimate for employee termination benefits, reducing them by approximately $6,000. As of September 30, 2005, all of the planned 700 employees have been terminated and paid severance.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      In the first quarter of 2002, the Company recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, the Company increased its charge for lease obligations by $277,000 as a result of changes in exchange rates which increased its Canadian lease obligations. In the fourth quarter of 2004, the Company increased its charge for lease obligations by $94,000 for the same reason. In the second quarter of 2005, the Company decreased its charge for lease obligations by $27,000. As of September 30, 2005, all of the planned 270 employees have been terminated and paid severance.
      In the third quarter of 2002, the Company recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with the Company were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company decreased its estimates regarding employee termination benefits by $133,000 and its lease obligations and related charges by $417,000. As of September 30, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, the Company recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, the Company undertook a review of its existing operations and elected to change its management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of approximately $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. In the second quarter of 2005, the Company reduced its estimate for employee termination benefits by an additional $15,000. As of September 30, 2005, all of the planned 95 employees have been terminated and paid severance.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	—	5,234	345	5,579
Cash paid	—	(900)	(4)	(904)
Change in estimates	—	52	(52)	—

Restructuring accrual at September 30, 2005	$—	$4,386	$289	$4,675

      Substantially all of the remaining restructuring liabilities at September 30, 2005 will be paid over the next five quarters. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.

7.	Goodwill and Other Intangible Assets
      Goodwill, net, by segment, as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30,	December 31,
	2005	2004

Media services	$1,307	$1,307
Software	11,681	11,681
Print	6,514	6,514

Total	$19,502	$19,502

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

	September 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade name, trademarks, websites and brand names	$19,746	$6,560	$19,746	$5,499
Customer lists and relationships	18,786	18,651	18,786	18,407
Purchased technology	9,325	9,325	9,325	8,642
Purchased content	7,631	7,631	7,631	7,631
Porting relationships	1,728	1,728	1,728	1,728
NAR operating agreement	1,578	563	1,578	451
Online traffic	533	533	533	533
Other	5,844	5,205	5,844	4,416

Total	$65,171	$50,196	$65,171	$47,307

      Amortization expense for intangible assets was $734,000 and $2.9 million, respectively, for the three and nine months ended September 30, 2005, and $2.0 million and $6.4 million, respectively, for the three and nine months ended September 30, 2004. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2005 (remaining 3 months)	$734
2006	1,852
2007	1,417
2008	1,417
2009	1,417

8.	Stock-Based Charges
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”), and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Sales and marketing	$74	$75	$223	$226
General and administrative	78	59	446	459

	$152	$134	$669	$685

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
      The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator:
Income (loss) from continuing operations	$1,945	$(4,753)	$4,870	$(13,490)
Income (loss) from discontinued operations	—	180	—	(428)

Net income (loss)	$1,945	$(4,573)	$4,870	$(13,918)

Denominator:
Basic weighted average shares outstanding	147,234	145,823	146,875	133,226

Fully diluted weighted average shares outstanding	161,120	145,823	156,264	133,226

Basic income (loss) per share:
Continuing operations	$0.01	$(0.03)	$0.03	$(0.10)
Discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.01	$(0.03)	$0.03	$(0.10)

Diluted income (loss) per share:
Continuing operations	$0.01	$(0.03)	$0.03	$(0.10)
Discontinued operations	—	0.00	—	0.00

Net income (loss)	$0.01	$(0.03)	$0.03	$(0.10)

      The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of shares excluded from the basic and diluted net income (loss) per share computations were 5,820,862 and 8,300,748 for the three and nine months ended September 30, 2005, respectively, and 27,177,611 for the three and nine months ended September 30, 2004.

10.	Segment Information
      Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
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
      Summarized information, by segment, as excerpted from internal management reports is as follows (excluding discontinued operations (see Note 5)) (in thousands):

	Three Months Ended

	September 30, 2005					September 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$46,578	$6,574	$13,186	$—	$66,338	$37,151	$4,539	$13,092	$—	$54,782
Cost of revenue	5,930	1,556	6,020	395	13,901	6,010	1,387	5,053	205	12,655

Gross profit (loss)	40,648	5,018	7,166	(395)	52,437	31,141	3,152	8,039	(205)	42,127
Sales and marketing	14,931	1,427	5,643	448	22,449	15,024	1,102	5,123	166	21,415
Product and website development	2,881	1,838	664	463	5,846	2,565	1,161	61	25	3,812
General and administrative	5,252	756	2,650	13,497	22,155	5,157	714	2,488	14,012	22,371
Amortization of intangible assets	—	—	—	734	734	—	—	—	1,990	1,990

Total operating expenses	23,064	4,021	8,957	15,142	51,184	22,746	2,977	7,672	16,193	49,588

Income (loss) from operations	$17,584	$997	$(1,791)	$(15,537)	$1,253	$8,395	$175	$367	$(16,398)	$(7,461)

	Nine Months Ended

	September 30, 2005					September 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$130,123	$18,576	$37,348	$—	$186,047	$112,490	$13,232	$36,804	$—	$162,526
Cost of revenue	17,717	4,581	16,926	1,117	40,341	18,941	4,017	14,785	629	38,372

Gross profit (loss)	112,406	13,995	20,422	(1,117)	145,706	93,549	9,215	22,019	(629)	124,154
Sales and marketing	46,429	4,233	15,882	956	67,500	49,827	3,487	14,577	521	68,412
Product and website development	7,702	4,872	1,442	1,271	15,287	7,824	3,508	181	2	11,515
General and administrative	15,627	2,139	8,033	32,425	58,224	14,447	1,980	7,439	27,562	51,428
Amortization of intangible assets	—	—	—	2,889	2,889	—	—	—	6,432	6,432
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	345	345

Total operating expenses	69,758	11,244	25,357	36,099	142,458	72,098	8,975	22,197	37,030	140,300

Income (loss) from operations	$42,648	$2,751	$(4,935)	$(37,216)	$3,248	$21,451	$240	$(178)	$(37,659)	$(16,146)

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Settlements of Disputes and Litigation

Settlement of Securities Class Action Lawsuit
      Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts’ reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its current officers, directors and employees, certain of the Company’s former officers, directors and employees, and various other parties, including, among others, PricewaterhouseCoopers LLP as defendants. The amended complaint made various allegations, including that the Company violated federal securities laws, and sought an unspecified amount of damages.
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
      As part of the settlement, we agreed to pay $13.0 million in cash and issue 20 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In accordance with an order entered by the District court in May 2004, the $13.0 million and the 20.0 million shares were issued to plaintiff’s counsel to be held in trust pending distribution to the members of the class. In July 2005, the cash was distributed and in August 2005, the shares were distributed to the class and Plaintiff’s counsel in accordance with the judgment, except for the members of the class whose dismissal as defendants in the Securities Class Action Lawsuit is pending appeal. As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the year ended December 31, 2003. In addition, the Company has adopted certain corporate governance principles, including requirements for independent directors and special committees, the agreement to appoint a new shareholder-nominated director, prohibition on the future use of stock options for director compensation, minimum stock retention by officers after exercise of future stock option grants, and elimination of the classification of the Board of Directors such that beginning with the 2008 annual stockholders meeting, all directors will be elected at each annual meeting for a term of one year. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by the Company. Members of the class who participated in the settlement have released and discharged all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have elected to be excluded from the settlement, and some of those persons have filed litigation against the Company. Moreover, the Company could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant Corporation (“Cendant”) described below.
      On March 7, 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
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
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. The Company estimates that Cendant could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from the Company should Cendant be prevented from participating in the settlement.

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
      In September 2004, Elizabeth Hathaway filed a class action lawsuit in Los Angeles Superior Court on behalf of herself and all current and former account executives employed by Homestore, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Hathaway sought back wages, interest and attorneys’ fees. On March 11, 2005, Hathaway and Homestore reached a settlement for an additional $1.4 million. This was reflected as sales and marketing expenses in the nine months ended September 30, 2005. The court granted final approval of the settlement on October 6, 2005. Settlement funds for settling class members were transferred to a trust on October 11, 2005, and distribution of the settlement proceeds is scheduled to take place in December 2005.
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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
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

Contingencies Under Litigation Settlements
      See Note 11, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit,” for contingencies related to the settlement of the Securities Class Action Lawsuit.

Contingencies Related to Pending Litigation
      In December 2001, Pentawave Inc. and its principal stockholder, Bruce Culver, filed a suit for fraud, securities fraud, rescission, breach of contract and defamation in Ventura County Superior Court seeking approximately $5.0 million in compensatory damages, plus punitive damages. The Company filed for summary judgment and in February 2005, the court granted the motion in part, dismissing the defamation and securities fraud claims, and denied it as to plaintiffs’ breach of contract, common law fraud and rescission claims. Trial is currently scheduled for January 2006. Although the Company intends to defend this claim vigorously, the Company is unable to express an opinion as to the outcome of the litigation.
      In June 2002, Tren Technologies Holdings LLC (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. The complaint alleged a claim for patent infringement based on activities related to the websites REALTOR.com® and HomeBuilder.comtm. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.comtm websites. The complaint sought unspecified damages and a permanent injunction against the Company using the technology. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in the action. On May 25, 2004, the Court issued an order dismissing the action without prejudice and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. On September 8, 2004, a status conference was held in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. Recently, the USPTO indicated it would confirm the original claims of the patent and allow additional claims. The Company believes Tren’s claims are without merit and intends to vigorously defend the case.
      On October 1, 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, NAR and NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025. The complaint sought unspecified damages and a permanent injunction against the

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Company using the technology. In the complaint, Keithley asserts exclusive license of the patent. After Keithley filed and served the complaint, defendants, including the Company, on May 24, 2004 filed an answer and counterclaims seeking declarations of non-infringement and invalidity of the patent at issue in the action. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the USPTO a Request for Reexamination of the patent at issue in the action. The Court stayed this action pending the Reexamination proceeding. Recently, the USPTO indicated that it would confirm the original claims of the patent and allow additional claims. Accordingly, the District Court has lifted the stay and the parties have agreed that the case should go forward. The Company believes Keithley’s claims are without merit and intends to vigorously defend the case.
      On October 29, 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for expenses (including attorneys’ fees) already incurred and for future expenses to be incurred in connection with the SEC and U.S. Department of Justice (“DOJ”) investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. On October 27, 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable expenses (including attorneys’ fees) associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s expenses in prosecuting the action before the Court. On April 27, 2005, the Court entered final judgment requiring the Company to advance expenses to Tafeen in the amount of $4.2 million which were paid on June 14, 2005. Under the Court’s final judgment, the Company is also required to advance future expenses incurred for his defense, pending the outcome of the criminal and civil actions. To date, Mr. Tafeen has submitted requests for payment of approximately $1.4 million in additional expenses, $900,000 of which has been paid through September 30, 2005. The Company is unable to estimate the amount of expenses it may ultimately have to advance Mr. Tafeen. The Company appealed the Court’s decision and the appeal is currently pending.
      On July 1, 2005, Stuart Wolff (“Wolff”), Homestore’s former Chairman and Chief Executive Officer, filed a suit against Homestore in the Delaware Chancery Court in New Castle County. The complaint sought advancement of expenses (including attorneys’ fees) purportedly incurred and to be incurred by Wolff in connection with SEC and DOJ investigations and certain civil actions filed against Wolff. Effective September 28, 2005, the Company entered into a settlement agreement with Wolff. The settlement agreement calls for the Company to reimburse Wolff for expenses up to a maximum of $11.0 million. Pursuant to the settlement agreement, on September 28, 2005, the Company paid Wolff $7.6 million for expenses that he had already incurred. In December 2005, the Company will make an additional payment for additional amounts incurred up to that date. In January 2006, the Company will deposit the remaining balance, if any, of the $11.0 million in a trust account, out of which additional reimbursement payments will be made to Wolff. In the event Wolff ultimately incurs less than $11.0 million, the amount remaining in the trust account will be returned to Homestore. Pursuant to the settlement agreement, Homestore and Wolff exchanged releases of all claims they may have against each other, including Homestore’s claim for repayment of any of the amounts paid to Wolff under the agreement. On September 29, 2005, Wolff dismissed the Delaware court action with prejudice.
      On July 8, 2005, the Company received a demand from David Rosenblatt, (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification totaling approximately $690,000 for expenses (including attorneys’ fees) purportedly incurred by Rosenblatt in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt including indemnification of a settlement payment of $195,000 Rosenblatt has agreed to make in connection with his settlement of the claims brought against him in the securities class action. The Company is currently reviewing the demand from Rosenblatt. The Company has not determined what portion, if any, of Mr. Rosenblatt’s expenses it will have to pay and

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
whether there will be significant future expenses it will have to pay, however, it is likely the Company will be required to pay a substantial portion of his demand.
      Notwithstanding the possibility of the Company prevailing on its appeal in the Tafeen case, as a result of the Court’s ruling, the Company recorded an accrual of $7.2 million for its estimate of the potential advancement of expenses of former officers, including Tafeen, in the quarter ended September 30, 2004, bringing the total accrual balance to $8.0 million as of September 30, 2004. Additionally, based on new information received from the various parties, the Company recorded an additional accrual of $4.2 million for the quarter ended June 30, 2005 and $5.5 million for the quarter ended September 30, 2005, including $4.75 million for the settlement with Wolff. As of September 30, 2005, the balance of the accrual for expenses of former officers is $4.9 million. The Company anticipates additional charges in the future and though it has settled its obligation with Wolff, is unable to estimate the amount of future expenses it may ultimately incur in these matters. In the event the Company ultimately prevails on its appeal of the decision in the Tafeen case, or if it is ultimately determined that any officer (other than Wolff) to whom the Company advanced funds is not entitled to indemnification under Delaware law, the officer would be obligated to repay all amounts advanced. In either of these situations, there is no assurance the officer would have the ability to repay amounts previously advanced to him.
      On March 30, 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. The complaint alleges fraud, negligent misrepresentation, vicarious liability, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The complaint seeks restitution, rescissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation. The Company has filed an answer to the complaint. Discovery in this matter has been stayed on Motion of the DOJ pending the resolution of certain federal criminal charges asserted against Stuart Wolff and Peter Tafeen, two former officers of the Company who are co-defendants in this matter. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
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

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      As part of the sale in 2002 of the ConsumerInfo division, the former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its website both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after the Company’s sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning its defense of the claims.
      The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. Because of notice and op-out procedures that are still to occur in connection with this refund process, the amounts for which Experian will seek indemnity from the Company cannot be estimated.
      Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated.
      There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.4 million at September 30, 2005.

13.	Subsequent Event — Preferred Stock Purchase Agreement
      On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation shall designate (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Preferred Stock for an aggregate purchase price of $100,000,000. The transaction will be exempt from the registration requirements of the Securities Act of 1933, as amended. The obligations of the Company to sell and issue the Series B Preferred Stock, and the obligations of the Purchasers to purchase such securities, are subject to the fulfillment of certain conditions including expiration or termination of the applicable Hart-Scott-Rodino waiting period. The transaction is expected to close by the end of the year.
      The holders of the Series B Preferred Stock will be entitled to elect two additional directors to the Company’s Board of Directors, which will raise the number of directors from eight to ten. The Purchasers will be required to vote their shares in the manner recommended by the Board with respect to the election or removal of directors, other than any directors designated by the Purchasers.
      The Series B Preferred Stock will have an aggregate liquidation preference of $100,000,000 plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20, subject to adjustment upon certain events. Based on the number of shares of common stock outstanding as of November 1, 2005, if all shares of Series B Preferred Stock were converted they would represent approximately 14% of the Company’s outstanding common stock. The Series B Preferred Stock will pay a quarterly dividend of 3.5% per annum of the original price per share, payable in additional

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.
      In the event of a change of control, the Company will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 100% of the liquidation preference (or, if such change of control occurs after the six month anniversary of the issuance, 101% of the liquidation preference). If a change of control occurs within five years after the issuance of the Series B Preferred Stock, and the price per share of common stock in such change of control is less than 190% of the conversion price then in effect, then the Company will be required to issue additional shares of Series B Preferred Stock, or in certain instances cash, in an amount equal to the regular dividends such shares of Series B Preferred Stock would have received from the date of repurchase following the change of control until the fifth anniversary of the issuance of the shares. In no event would the Company be obligated to issue Series B Preferred Shares or cash equating to more than three years of dividends.
      The Series B Preferred Stock will rank senior to the common stock of the Company and junior to the Company’s Series A Preferred Stock, and will vote as a single class with the common stock on any matter to come before the stockholders of the Company, with each share of Series B Preferred Stock being entitled to cast a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Agreement contains customary anti-dilution provisions.
      The Stockholders Agreement will require the consent of the holders of the Series B Preferred Stock before the Company may engage in the following: (i) incurrence of certain additional indebtedness; (ii) certain divestitures, acquisitions or other business reorganizations; (iii) filing for bankruptcy protection; (iv) transactions with affiliates in excess of $100,000; and (v) payment of any dividend on, or the redemption or repurchase of, common stock in aggregate amounts of $10 million or more. The Stockholders Agreement will also provide the Purchasers with certain rights to register shares of common stock upon conversion of the Series B Preferred Stock. The Purchasers will be entitled to three demand registration rights, which may include shelf registration beginning two years from date of issuance, subject to certain dollar and share number thresholds. The Purchasers are also entitled to piggyback registration rights.

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
Recent History
      In recent years, our Company has faced a number of difficult challenges. After discovering accounting irregularities in late 2001, we restated our financial statements for 2000 and the first three quarters of 2001. In the wake of these accounting irregularities and subsequent restatements, we have faced:

•	numerous lawsuits, including a consolidated securities class action and derivative litigation;

•	an SEC investigation of the Company and our accounting practices;

•	contractual disputes with our customers and partners;

•	limited financial resources and the need for cost reduction measures;

•	listing maintenance issues with The NASDAQ National Market;

•	replacement of the former executive management team, some of whom have pled guilty to criminal charges; and

•	significant obligations to advance defense expenses (including attorneys’ fees) to certain former officers who have been criminally indicted.
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
Recent Developments
      On November 6, 2005, we entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation shall designate (the “Purchasers”) to sell to the Purchasers 100,000 shares of our Series B Preferred Stock for an aggregate purchase price of $100,000,000. The transaction will be exempt from the registration requirements of the Securities Act of 1933, as amended.

Our obligations to sell and issue the Series B Preferred Stock, and the obligations of the Purchasers to purchase such securities, are subject to the fulfillment of certain conditions, including expiration or termination of the applicable Hart-Scott-Rodino waiting period. The transaction is expected to close by the end of the year.
      The holders of the Series B Preferred Stock will be entitled to elect two additional directors to our Board of Directors, which will raise the number of directors from eight to ten. The Purchasers will be required to vote their shares in the manner recommended by the Board with respect to the election or removal of directors, other than any directors designated by the Purchasers.
      The Series B Preferred Stock will have an aggregate liquidation preference of $100,000,000 plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into our common stock at a conversion price of $4.20, subject to adjustment upon certain events. Based on the number of shares of common stock outstanding as of November 1, 2005, if all shares of Series B Preferred Stock were converted they would represent approximately 14% of our outstanding common stock. The Series B Preferred Stock will pay a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, we may cause all of the Series B Preferred Stock to be converted to our common stock if the closing price per share of our common stock during any 30 consecutive trading days is at least $7.77. We may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.
      In the event of a change of control, we will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 100% of the liquidation preference (or, if such change of control occurs after the six month anniversary of the issuance, 101% of the liquidation preference). If a change of control occurs within five years after the issuance of the Series B Preferred Stock, and the price per share of common stock in such change of control is less than 190% of the conversion price then in effect, then we will be required to issue additional shares of Series B Preferred Stock, or in certain instances cash, in an amount equal to the regular dividends such shares of Series B Preferred Stock would have received from the date of repurchase following the change of control until the fifth anniversary of the issuance of the shares. In no event would we be obligated to issue Series B Preferred Shares or cash equating to more than three years of dividends.
      The Series B Preferred Stock will rank senior to our common stock and junior to our Series A Preferred Stock, and will vote as a single class with the common stock on any matter to come before our stockholders, with each share of Series B Preferred Stock being entitled to cast a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Agreement contains customary anti-dilution provisions.
      The Stockholders Agreement will require the consent of the holders of the Series B Preferred Stock before we may engage in the following: (i) incurrence of certain additional indebtedness; (ii) certain divestitures, acquisitions or other business reorganizations; (iii) filing for bankruptcy protection; (iv) transactions with affiliates in excess of $100,000; and (v) payment of any dividend on, or the redemption or repurchase of, common stock in aggregate amounts of $10 million or more. The Stockholders Agreement will also provides the Purchasers with certain rights to register shares of common stock upon conversion of the Series B Preferred Stock. The Purchasers will be entitled to three demand registration rights, which may include shelf registration beginning two years from date of issuance, subject to certain dollar and share number thresholds. The Purchasers will also be entitled to piggyback registration rights.
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

      To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the National Association of REALTORS®, or NAR, the National Association of Home Builders, or NAHB, hundreds of Multiple Listing Services, or MLSs, the Manufactured Housing Institute, or MHI, and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners and managers. Under our agreement with NAR, we operate NAR’s official website, REALTOR.com®. Under our agreement with NAHB, we operate a new home listing website, HomeBuilder.comtm, which is endorsed by the NAHB. Under our agreements with NAR, NAHB, and MHI, we receive preferential promotion in their marketing activities.
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
      In 2003, we responded to our customers’ needs and revamped our service offerings to shift from a technology offering to a media model. We began to price our services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers, however, it has caused us to lose some customers. While we do not expect this trend to continue, it could materially and adversely impact our Media Services segment revenue.
      Software segment: In our Software segment, Top Producer® introduced a monthly subscription model of an online application in late 2002. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. In 2005, our subscriber base has grown and this segment is profitable again. While our desktop product is still attractive to some real estate professionals, our customer base continues to shift to the online application and we believe it will completely replace our desktop product by the end of 2005. In the fourth quarter of 2004, we sold our Wyldfyre and Computer for Tracts businesses that had been a part of this segment and have reclassified the results of these businesses as discontinued operations for all periods presented.

      Print segment: The uncertain economic conditions since 2001 had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small business more than other businesses. These economic conditions caused a significant decline in our revenue in this segment over the past three years. Although we are starting to see some improvement in market conditions in some geographic areas, it could take considerable time before this segment yields meaningful growth, if at all. In addition, we did not invest in this business in the three years ended in 2004 and our product offering has become outdated. We have announced plans to invest in this business in 2005, but we do not expect any significant improvement until 2006.

•	Investment Strategy.
      Because of the limited resources we have available, we have instituted a staged investment strategy. Starting in mid-2002, we began conceiving and executing the repositioning of REALTOR.com®, Top Producer® and our retail advertising activities. Our improved performance is entirely related to the improvement in those three businesses, which, in turn, gives us increasing confidence in the longer term results that we should be able to generate from our current and planned investments in other areas of our business. We are now focusing on investing in and improving our RENTNET.comtm, HomeBuilder.comtm and Welcome Wagon® businesses and expect to continue to do so through 2005 and into 2006.
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
Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue
      Revenue increased approximately $11.5 million, or 21%, to $66.3 million for the three months ended September 30, 2005 from $54.8 million for the three months ended September 30, 2004. The increase in revenue was due to increases of $9.4 million in the Media Services segment, $2.0 million in the Software segment, and $0.1 million in the Print segment. These increases by segment are explained in the segment information below.

Cost of Revenue
      Cost of revenue increased approximately $1.2 million, or 9%, to $13.9 million for the three months ended September 30, 2005 from $12.7 million for the three months ended September 30, 2004. The increase was primarily due to increases in personnel related costs of $0.5 million, increases in hosting and imaging costs of $0.3 million, and other increases of $0.4 million.
      Gross margin percentage increased to 79% for the three months ended September 30, 2005 compared to 77% for the three months ended September 30, 2004. This improvement in gross margin percentage was primarily due to the increased revenues and the operating efficiencies derived from them.

Operating Expenses
      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, increased approximately $1.0 million, or 5%, to $22.4 million for the three months ended September 30, 2005 from $21.4 million for the three months ended September 30, 2004. The increase was primarily due to an increase in both online and offline marketing costs.
      Product and website development. Product and website development expenses increased approximately $2.0 million, or 53%, to $5.8 million for the three months ended September 30, 2005 from $3.8 million for the three months ended September 30, 2004 primarily due to an increase in consulting and personnel related costs to improve our product offerings in our HomeBuilder.comtm, RENTNET.comtm, Top Producer®, and Welcome Wagon® businesses.
      General and administrative. General and administrative expenses, including non-cash stock-based charges, decreased approximately $0.2 million, or 1%, to $22.2 million for the three months ended September 30, 2005 from $22.4 million for the three months ended September 30, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers as discussed in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, we recorded a $5.5 million charge during the three months ended September 30, 2005 compared to a $7.2 million charge during the three months ended September 30, 2004, a $1.7 million decrease. This decrease was offset by a $1.5 million increase in personnel related costs.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $1.3 million to $0.7 million for the three months ended September 30, 2005 from $2.0 million for the three months ended September 30, 2004. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized during 2004.
      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	September 30,

	2005	2004

Sales and marketing	$74	$75
General and administrative	78	59

	$152	$134

      Stock-based charges remained relatively consistent for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Interest Income (Expense), Net
      Interest income (expense), net, increased $47,000 to a net interest income of $521,000 for the three months ended September 30, 2005 compared to $474,000 for the three months ended September 30, 2004, primarily due to increases in short-term investment balances and higher interest yields on those balances.

Other Income (Expense), Net
      Other income (expense), net, was $171,000 for the three months ended September 30, 2005, compared to other income, net, of $2.2 million for the three months ended September 30, 2004. The decrease was primarily due to a gain of $1.4 million realized on the sale of an office building owned by the Company and an $0.8 million gain on the sale of other capital assets during the three months ended September 30, 2004.

Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computer for Tracts business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements reflect these businesses as discontinued operations for the three months ended September 30, 2004.

Income Taxes
      Even though we have achieved net income in the quarter ended September 30, 2005, we have not recorded a tax provision on that income because of recurring operating losses and our inability to recognize any past benefit from our deferred tax assets. Additionally, due to significant tax losses, we will not incur any alternative minimum tax expense for the full year of 2005. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

      Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 5, “Discontinued Operations”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q)) (in thousands):

	Three Months Ended

	September 30, 2005					September 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$46,578	$6,574	$13,186	$—	$66,338	$37,151	$4,539	$13,092	$—	$54,782
Cost of revenue	5,930	1,556	6,020	395	13,901	6,010	1,387	5,053	205	12,655

Gross profit (loss)	40,648	5,018	7,166	(395)	52,437	31,141	3,152	8,039	(205)	42,127
Sales and marketing	14,931	1,427	5,643	448	22,449	15,024	1,102	5,123	166	21,415
Product and website development	2,881	1,838	664	463	5,846	2,565	1,161	61	25	3,812
General and administrative	5,252	756	2,650	13,497	22,155	5,157	714	2,488	14,012	22,371
Amortization of intangible assets	—	—	—	734	734	—	—	—	1,990	1,990

Total operating expenses	23,064	4,021	8,957	15,142	51,184	22,746	2,977	7,672	16,193	49,588

Income (loss) from operations	$17,584	$997	$(1,791)	$(15,537)	$1,253	$8,395	$175	$367	$(16,398)	$(7,461)

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
      Media Services revenue increased $9.4 million, or 25%, to $46.6 million for the three months ended September 30, 2005, compared to $37.2 million for the three months ended September 30, 2004. The revenue increase was generated by an increase in the number of REALTOR.com® agent customers partially offset by a reduction in revenue from our HomeBuilder.comtm business. Media Services revenue represented approximately 70% of total revenue for the three months ended September 30, 2005 compared to 68% of total revenue for the three months ended September 30, 2004.
      Media Services expenses remained relatively consistent, increasing by $0.2 million, or 1%, to $29.0 million for the three months ended September 30, 2005, from $28.8 million for the three months ended September 30, 2004. The increase was primarily due to a $0.7 million increase in online and offline marketing costs partially offset by a decrease in personnel related costs.
      Media Services generated operating income of $17.6 million for the three months ended September 30, 2005 compared to operating income of $8.4 million for the three months ended September 30, 2004, primarily due to the increased revenues. We have announced plans for additional investments in our HomeBuilder.comtm and RENTNET.comtm businesses that will likely negatively impact our operating income in this segment in the near future.

Software
      Our Software segment is comprised of our Top Producer® business. We sold our Wyldfyre and Computer for Tracts businesses during the year ended December 31, 2004, and, as a result, those businesses have been reclassified as discontinued operations for the three months ended September 30, 2004.
      Software revenue increased $2.0 million, or 45%, to $6.5 million for the three months ended September 30, 2005, compared to $4.5 million for the three months ended September 30, 2004. The increase was generated as the Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002. Software revenue represented approximately 10% of total revenue for the three months ended September 30, 2005 compared to 8% of total revenue for the three months ended September 30, 2004.
      Software expenses increased $1.2 million, or 28%, to $5.6 million for the three months ended September 30, 2005, compared to $4.4 million for the three months ended September 30, 2004. The increase was primarily due to consulting and personnel related costs related to the development of new product offerings.
      Software generated operating income of $1.0 million for the three months ended September 30, 2005, compared to $0.2 million for the three months ended September 30, 2004 primarily due to factors outlined above.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue remained relatively consistent increasing $0.1 million, or less than 1%, to $13.2 million for the three months ended September 30, 2005, compared to $13.1 million for the three months ended September 30, 2004. The increase was generated in our Welcome Wagon® business primarily due to the launch of the new Early Advantagetm product in November 2004. Print revenue represented approximately 20% of total revenue for the three months ended September 30, 2005 compared to 24% for the three months ended September 30, 2004.
      Print expenses increased $2.3 million, or 18%, to $15.0 million for the three months ended September 30, 2005, compared to expenses of $12.7 million for the three months ended September 30, 2004. The increase is primarily due to increased cost of sales of $1.0 million associated with the new products described above, increased product and website development costs of $0.6 million as investments are being made to create a new on-line consumer product, increased sales and administrative personnel related costs of $0.6 million and other cost increases of $0.1 million.
      Print generated an operating loss of $1.8 million for the three months ended September 30, 2005, compared to an operating income of $0.4 million for the three months ended September 30, 2004 primarily due to factors outlined above. We have announced plans for additional investments in Welcome Wagon® that will likely impact our operating results in this segment in the near future.

Unallocated
      Unallocated expenses decreased $0.9 million, or 5%, to $15.5 million for the three months ended September 30, 2005, compared to $16.4 million for the three months ended September 30, 2004. The decrease was due primarily to a decrease in officer indemnification costs of $1.7 million, a decrease in amortization charges of $1.3 million, accounting fees of $0.9 and other cost savings of $0.4 million, offset by increases in personnel related costs of $1.9 million and consulting costs of $1.5 million related to investments in our technology infrastructure.

Nine Months Ended September 30, 2005 and 2004

Revenue
      Revenue increased approximately $23.5 million, or 14%, to $186.0 million for the nine months ended September 30, 2005 from $162.5 million for the nine months ended September 30, 2004. The increase in revenue was due to increases of $17.6 million in the Media Services segment, $5.4 million in the Software segment, and $0.5 million in the Print segment. These increases by segment are explained in the segment information below.

Cost of Revenue
      Cost of revenue increased approximately $1.9 million, or 5%, to $40.3 million for the nine months ended September 30, 2005 from $38.4 million for the nine months ended September 30, 2004. The increase was primarily due to increases in personnel related costs of $1.2 million, increases in material costs of $0.9 million, increases in hosting and imaging costs of $0.8 million and other cost increases of $0.4 million, offset by a $1.4 million decrease in royalties due to renegotiated contracts.
      Gross margin percentage increased to 78% for the nine months ended September 30, 2005 compared to 76% for the nine months ended September 30, 2004. This improvement in gross margin percentage was primarily due to the increased revenues and the operating efficiencies derived from them.

Operating Expenses
      Sales and marketing. Sales and marketing expenses, including non-cash stock-based charges, decreased approximately $0.9 million, or 1%, to $67.5 million for the nine months ended September 30, 2005 from $68.4 million for the nine months ended September 30, 2004. The decrease was primarily due to reductions related to our new online marketing agreements of $4.3 million offset by increases in personnel related costs of $3.0 million and other cost increases of $0.4 million.
      Product and website development. Product and website development expenses increased approximately $3.8 million, or 33%, to $15.3 million for the nine months ended September 30, 2005 from $11.5 million for the nine months ended September 30, 2004 primarily due to an increase in consulting and personnel related costs to improve our product offerings in our HomeBuilder.comtm, RENTNET.comtm, Top Producer®, and Welcome Wagon® businesses.
      General and administrative. General and administrative expenses, including non-cash stock-based charges, increased approximately $6.8 million, or 13%, to $58.2 million for the nine months ended September 30, 2005 from $51.4 million for the nine months ended September 30, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers as discussed in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, we recorded a $9.7 million charge during the nine months ended September 30, 2005 compared to a $7.2 million charge in the nine months ended September 30, 2004, an increase of $2.5 million. The remaining increase was primarily due to increased consulting and personnel related costs.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $3.5 million to $2.9 million for the nine months ended September 30, 2005 from $6.4 million for the nine months ended September 30, 2004. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized during 2004.
      Litigation settlement. As a result of our settlement of the Top Producer and Siegel litigation, as discussed in Note 11, “Settlements of Disputes and Litigation”, we recorded a litigation settlement charge of $2.2 million for the nine months ended September 30, 2004. There were no litigation settlement charges for the nine months ended September 30, 2005.
      Restructuring charges. During the nine months ended September 30, 2005, there was a $1.4 million reduction in restructuring charges as a result of changes in estimates for previous restructuring plans. These changes resulted primarily from a decrease in the estimate for charges related to our San Francisco property and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities. Restructuring charges were $345,000 for the nine months ended September 30, 2004 as a result of changes in estimates for previous restructuring plans. These charges resulted primarily from an increase in the estimate for charges related to our San Francisco property and a change in the exchange rates increasing our Canadian lease obligation.
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
      In the first quarter of 2004, we increased our estimate for lease obligations and related charges for our San Francisco property by $139,000. In the fourth quarter of 2004, we took an additional charge of $877,000 because we were uncertain we would be able to sublease the remaining one-third of the San Francisco property and to increase our liability for certain contractual obligations that are subject to exchange rate fluctuations. In the second quarter of 2005, we were able to negotiate more favorable terms for the remaining term of the lease of our San Francisco property and surrender a portion of the property to the landlord. As a result, we reduced our estimate for lease obligations and related charges by $1.3 million. We also revised our estimates of the contractual liabilities in connection with our former operations in Europe, reducing these obligations by $51,000. We also revised our estimate for employee termination benefits, reducing them by approximately $6,000. As of September 30, 2005, all of the planned 700 employees have been terminated and paid severance.
      In the first quarter of 2002, we recorded a charge of $2.3 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close offices and identified and notified approximately 270 employees whose positions with us were eliminated. The work force reductions affected approximately 30 members of management, 40 in research and development, 140 in sales and marketing and 60 in administrative functions. This charge consisted of employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the first quarter of 2004, we increased our charge for lease obligations by $277,000 as a result of changes in exchange rates which increased our Canadian lease obligations. In the fourth quarter of 2004, we increased our charge for lease obligations by $94,000 for the same reason. In the second quarter of 2005, we decreased our charge for lease obligations by $27,000. As of September 30, 2005, all of the planned 270 employees have been terminated and paid severance.
      In the third quarter of 2002, we recorded a charge of $3.6 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing locations and elected to close an office and identified and notified approximately 190 employees whose positions with us were eliminated. The work force reductions affected approximately 30 in research and development, 10 in production, 140 in sales and marketing and 10 in administrative functions. This charge consisted of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, we decreased our estimates regarding employee termination benefits by $133,000 and our lease obligations and related charges by $417,000. As of September 30, 2005, all of the planned 190 employees have been terminated and paid severance.
      In the fourth quarter of 2003, we recorded a charge of $3.5 million, which was included in restructuring charges in the Consolidated Statement of Operations. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with us were eliminated. The work force reductions affected approximately seven in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions. This charge consists of employee termination benefits of approximately $1.4 million and stock-based charges related to the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, we reduced our estimate for employee termination benefits by $71,000. In the second quarter of 2005, we reduced our estimate for employee termination benefits by an additional $15,000. As of September 30, 2005, all of the planned 95 employees have been terminated and paid severance.
      A summary of activity in 2004 and 2005 related to the four restructuring charges and the changes in our estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at January 1, 2004	$901	$11,609	$384	$12,894
Cash paid	(737)	(1,425)	(4)	(2,166)
Change in estimates	(71)	416	—	345

Restructuring accrual at March 31, 2004	93	10,600	380	11,073
Cash paid	(54)	(1,058)	(4)	(1,116)

Restructuring accrual at June 30, 2004	39	9,542	376	9,957
Cash paid	(18)	(1,005)	—	(1,023)

Restructuring accrual at September 30, 2004	21	8,537	376	8,934
Cash paid	—	(1,076)	(3)	(1,079)
Change in estimates	—	943	28	971

Restructuring accrual at December 31, 2004	21	8,404	401	8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	—	5,234	345	5,579
Cash paid	—	(900)	(4)	(904)
Change in estimates	—	52	(52)	—

Restructuring accrual at September 30, 2005	$—	$4,386	$289	$4,675

      Substantially all of the remaining restructuring liabilities at September 30, 2005 will be paid over the next five quarters. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
      Stock-based charges. The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months
	Ended
	September 30,

	2005	2004

Sales and marketing	$223	$226
General and administrative	446	459

	$669	$685

      Stock-based charges remained relatively consistent for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Interest Income (Expense), Net
      Interest income (expense), net, increased $1.0 million to a net interest income of $1.4 million for the nine months ended September 30, 2005, from a net interest income of $0.4 million for the nine months ended September 30, 2004, primarily due to increases in short-term investment balances and higher interest yields on those balances.

Other Income (Expense), Net
      Other income (expense), net, was $252,000 for the nine months ended September 30, 2005, compared to $2.2 million for the nine months ended September 30, 2004. The decrease was primarily due to a gain realized on the sale of an office building owned by the Company of $1.4 million and an $0.8 million gain on the sale of other capital assets during the nine months ended September 30, 2004.

Discontinued Operations
      On October 6, 2004, we sold our Wyldfyre business and on December 21, 2004, we sold our Computer for Tracts business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements reflect these businesses as discontinued operations for the nine months ended September 30, 2004.

Income Taxes
      Even though we have achieved net income in the nine months ended September 30, 2005, we have not recorded a tax provision on that income because of recurring operating losses and our inability to recognize any past benefit from our deferred tax assets. Additionally, due to significant tax losses, we will not incur any alternative minimum tax expense for the full year of 2005. As of December 31, 2004, we had $975.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

      Summarized information by segment, as excerpted from internal management reports, is as follows (excluding discontinued operations (See Note 5, “Discontinued Operations”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q)) (in thousands):

	Nine Months Ended

	September 30, 2005					September 30, 2004

	Media	Software	Print	Unallocated	Total	Media	Software	Print	Unallocated	Total

Revenue	$130,123	$18,576	$37,348	$—	$186,047	$112,490	$13,232	$36,804	$—	$162,526
Cost of revenue	17,717	4,581	16,926	1,117	40,341	18,941	4,017	14,785	629	38,372

Gross profit (loss)	112,406	13,995	20,422	(1,117)	145,706	93,549	9,215	22,019	(629)	124,154
Sales and marketing	46,429	4,233	15,882	956	67,500	49,827	3,487	14,577	521	68,412
Product and website development	7,702	4,872	1,442	1,271	15,287	7,824	3,508	181	2	11,515
General and administrative	15,627	2,139	8,033	32,425	58,224	14,447	1,980	7,439	27,562	51,428
Amortization of intangible assets	—	—	—	2,889	2,889	—	—	—	6,432	6,432
Litigation settlement	—	—	—	—	—	—	—	—	2,168	2,168
Restructuring charges	—	—	—	(1,442)	(1,442)	—	—	—	345	345

Total operating expenses	69,758	11,244	25,357	36,099	142,458	72,098	8,975	22,197	37,030	140,300

Income (loss) from operations	$42,648	$2,751	$(4,935)	$(37,216)	$3,248	$21,451	$240	$(178)	$(37,659)	$(16,146)

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
      Media Services revenue increased $17.6 million, or 16%, to $130.1 million for the nine months ended September 30, 2005, compared to $112.5 million for the nine months ended September 30, 2004. The revenue increase was primarily generated by an increase in the number of REALTOR.com® agent customers partially offset by a reduction in revenue from our HomeBuilder.comtm and RENTNET.comtm businesses. Media Services revenue represented approximately 70% of total revenue for the nine months ended September 30, 2005 and 69% of total revenue for the nine months ended September 30, 2004.
      Media Services expenses decreased by $3.5 million, or 4%, to $87.5 million for the nine months ended September 30, 2005, from $91.0 million for the nine months ended September 30, 2004. The decrease was primarily due to a $1.7 million reduction in royalty expenses and a $4.5 million reduction in online distribution costs related to new agreements, partially offset by an increase in personnel related costs of $1.3 million and other cost increases of $1.4 million.
      Media Services generated operating income of $42.6 million for the nine months ended September 30, 2005 compared to operating income of $21.5 million for the nine months ended September 30, 2004, primarily due to the increased revenues. We have announced plans for additional investments in our HomeBuilder.comtm and RENTNET.comtm businesses that will likely negatively impact our operating income in this segment in the near future.

Software
      Our Software segment is comprised of our Top Producer® business. We sold our Wyldfyre and Computer for Tracts businesses during the year ended December 31, 2004, and, as a result, those businesses have been reclassified as discontinued operations for the nine months ended September 30, 2004.

      Software revenue increased $5.4 million, or 41%, to $18.6 million for the nine months ended September 30, 2005, compared to $13.2 million for the nine months ended September 30, 2004. The increase was generated as the Top Producer® subscriber base associated with the new online version of the Top Producer® product has continued to grow since its launch in September 2002. Software revenue represented approximately 10% of total revenue for the nine months ended September 30, 2005 compared to 8% of total revenue for the nine months ended September 30, 2004.
      Software expenses increased $2.8 million, or 22%, to $15.8 million for the nine months ended September 30, 2005, compared to $13.0 million for the nine months ended September 30, 2004. The increase was primarily due to consulting and personnel related costs related to the development of new product offerings.
      Software generated operating income of $2.8 million for the nine months ended September 30, 2005, compared to $0.2 million for the nine months ended September 30, 2004 primarily due to factors outlined above.

Print
      Our Print segment is comprised of our Welcome Wagon® and Homestore Plans and Publications businesses.
      Print revenue increased $0.5 million, or 1%, to $37.3 million for the nine months ended September 30, 2005, compared to $36.8 million for the nine months ended September 30, 2004. The increase was generated in our Welcome Wagon® business primarily due to the launch of the new Early Advantagetm product in November 2004 and increased revenue associated with the Pinpoint product. Print revenue represented approximately 20% of total revenue for the nine months ended September 30, 2005 compared to 23% for the nine months ended September 30, 2004.
      Print expenses increased $5.3 million, or 14%, to $42.3 million for the nine months ended September 30, 2005, compared to expenses of $37.0 million for the nine months ended September 30, 2004. The increase is primarily due to increased cost of sales of $2.1 million associated with the new products described above, increased product and website development costs of $1.3 million as investments are being made to create a new on-line consumer product, increased personnel related costs of $1.3 million and other cost increases of $0.6 million.
      Print generated an operating loss of $4.9 million for the nine months ended September 30, 2005, compared to an operating loss of $178,000 for the nine months ended September 30, 2004 primarily due to factors outlined above. We have announced plans for additional investments in Welcome Wagon® that will likely impact our operating results in this segment in the near future.

Unallocated
      Unallocated expenses remained relatively consistent, decreasing $0.4 million, or 1%, to $37.2 million for the nine months ended September 30, 2005, compared to $37.6 million for the nine months ended September 30, 2004. The decrease was due primarily to a decrease in amortization charges of $3.6 million, litigation settlement costs of $2.2 million, restructuring charges of $1.8 million, accounting and legal fees and costs of $1.7 million and other cost reductions of $0.9 million partially offset by increases in personnel related costs of $4.3 million, consulting costs of $3.0 million related to investments in our technology infrastructure, and officer indemnification costs of $2.5 million.

Liquidity and Capital Resources
      Net cash provided by continuing operating activities of $6.9 million for the nine months ended September 30, 2005 was attributable to the net income from continuing operations of $4.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $9.4 million offset by changes in operating assets and liabilities of $7.4 million.

      Net cash provided by continuing operating activities of $7.1 million for the nine months ended September 30, 2004 was attributable to the net loss from continuing operations of $13.5 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $11.3 million. Increasing the cash provided by continuing operating activities were the changes in operating assets and liabilities of $9.3 million.
      Net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2005 was primarily attributable to $7.7 million in net maturities of short-term investments and $0.1 million in proceeds from sale of assets, offset by capital expenditures of $7.7 million. Net cash used in investing activities of $8.6 million for the nine months ended September 30, 2004 was attributable to capital expenditures of $2.7 and net purchases of short-term investments of $12.6 million offset by proceeds from the sale of capital assets of $6.7 million, including $6.0 million from the sale of certain real property owned by the Company.
      Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2005 was attributable to proceeds from the exercise of stock options of $1.6 million offset by payments on capital lease obligations of $1.4 million. Net cash provided by financing activities of $1.6 million for the nine months ended September 30, 2004 was the result of proceeds from the exercise of stock options, warrants and share issuances under the employee stock purchase plan of $3.2 million offset by payments on capital lease obligations of $1.6 million.
      We generated positive operating cash flow for the year ended December 31, 2004 and for the nine months ended September 30, 2005 and have cash and short-term investments of $59.4 million as of September 30, 2005. However, as of September 30, 2005, we have an accumulated deficit of approximately $2.0 billion. We have stated our intention to invest in our products and our infrastructure although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2004. However, we are now faced with the obligation to advance defense expenses (including attorneys’ fees) to certain of our former officers (described in Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q) who have been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. We are unable to estimate how much it might cost us to meet those obligations even though we have settled our obligation with one former officer. We recently announced that we have entered into an agreement providing for an investment in our Company through the sale of shares of our newly-created Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”), for an aggregate purchase price of $100,000,000. Our obligations to sell and issue the Series B Preferred Stock, and the obligations of the purchasers described in the agreement to purchase the Series B Preferred Stock, are subject to the fulfillment of certain conditions (See Note 13, “Subsequent Event,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q). We believe that our available cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations through the next 12 months.
      Long term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to advance expenses to, and in certain cases indemnify, former and current officers, directors and employees. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Dilution resulting from the issuance of 20.0 million shares of common stock in our settlement of the Securities Class Action Lawsuit (described in Note 11 “Settlements of Disputes and Litigation” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q) and the contemplated issuance of the Series B Preferred Stock may make it more difficult to raise additional capital. Additional capital, if needed, might not be available on terms acceptable to us, or at all, and would be required to subordinate to the Series B Preferred Stock (See Note 13,

“Subsequent Event,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q). If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11, “Settlements of Disputes and Litigation” and Note 12, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006. The Company currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, however, SFAS 123R provides alternative methods for measuring compensation expense, so the effect on income (loss) disclosed in Note 3, “Significant Accounting Policy”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, may not be indicative of future compensation expense under SFAS 123R. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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
      Recently, we have begun to show improved operating performance and produced net income for the quarter and nine months ended September 30, 2005. However, previously we had experienced net losses in each quarterly and annual period since 1993, until recently. We incurred net losses of $7.9 million, $47.1 million, and $163.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. As of September 30, 2005, we have an accumulated deficit of approximately $2.0 billion, and are faced with additional expenses of providing advancement of defense expenses to certain former officers who have recently been criminally indicted and to possibly indemnify these and other former and current officers, directors and employees. In addition, our future results will depend, in part, on the rate of growth in our revenues from broker, agent, home-builder and rental property owner, advertising sales and sales of other products and services, and will be negatively impacted by non-cash stock-based charges relating to deferred compensation and stock and warrant issuances and amortization of intangible assets. As of September 30, 2005, we had approximately $16.6 million of stock-based charges and intangible assets to be amortized. In addition, we will continue to use cash to repay existing liabilities that have arisen from prior contractual arrangements and recent restructuring charges until those liabilities are satisfied.

In order to execute our long-term business strategy, we may need to raise additional capital.
      Long-term, we may face significant risks associated with the successful execution of our business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand our marketing activities, to develop new, or enhance existing, services or products, to respond to competitive pressures, to acquire complementary services, businesses or technologies and to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, former and current officers, directors and employees. We are unable to estimate how much it might ultimately cost us to meet these obligations even though we have settled our obligation with one former officer. If we are not successful in continuing to generate sufficient cash flow from operations, we may need to raise additional capital through public or private financing, strategic relationships or other arrangements. Dilution resulting from the issuance of 20.0 million shares of common stock in our settlement of the Securities Class Action Lawsuit (See Note 11 “Settlements of Disputes and Litigation” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q) and the contemplated issuance of the Series B Preferred Stock (See Note 13, “Subsequent Event,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q) may make it more difficult to raise additional capital. Additional capital, if needed, might not be available on terms acceptable to us, or at all, and would be required to be subordinate to the Series B Preferred Stock. If adequate funds are not available or not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which may have a material adverse effect on our business, financial condition or operating results. If additional capital were raised through the issuance of equity securities, the percentage of our stock owned by our then-current stockholders would be further reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common and preferred stock. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 11 “Settlements of Disputes and Litigation” and Note 12 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements contained in Part I of this Form 10-Q.

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
      Other factors that could affect our quarterly operating results include those described below and elsewhere in this Form 10-Q:

•	the level of renewals for our services and the purchase of media services by real estate agents, brokers and rental property owners and managers;

•	the amount of advertising sold on our websites and the timing of payments for this advertising;

•	the amount and timing of our operating expenses;

•	the amount and timing of non-cash stock-based charges, such as charges related to deferred compensation or warrants issued to real estate industry participants;

•	the impact of fees paid to professional advisors in connection with litigation and accounting matters; and

•	the expense of advancing expenses (including attorneys’ fees) to, and in certain cases indemnifying, former and current officers, directors and employees.

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
      As a part of the settlement, we agreed to pay $13.0 million in cash and issue 20.0 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In accordance with an order entered by the District Court in May 2004, the $13.0 million and the 20.0 million shares were issued to plaintiff’s counsel to be held in trust pending distribution to the members of the class. In July 2005, the cash was distributed and in August 2005, the shares were distributed to the class and to the Plaintiff’s counsel in accordance with the judgment, except for the members of the class whose dismissal as defendants in the Securities Class Action Lawsuit is pending on appeal.
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
      In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded. We estimate that Cendant could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from the Company should Cendant be prevented from participating in the settlement.
      In addition, we are subject to other litigation that could have an adverse effect on our business. See Note 11, “Settlements of Disputes and Litigation,” and Note 12, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information.

We have an obligation to advance expenses (including attorneys’ fees) to, and possibly indemnify, former and current officers, directors and employees that may not be covered by our director and officer liability insurance, and we are required to make payments that could adversely affect our financial condition.
      Under Delaware and California law, our certificate of incorporation and bylaws, and certain indemnification agreements we entered into with our executive officers and directors, we may have certain obligations to indemnify our current and former officers and directors. Two of our former officers, Peter Tafeen and Stuart Wolff, filed lawsuits against us seeking to recover expenses incurred, plus further expenses and liabilities that they may incur, in connection with investigations and lawsuits that have been filed against them with respect to our prior accounting irregularities. See Note 12, “Commitments and Contingencies — Legal Proceedings — Contingencies Related to Pending Litigation — Other Litigation,” to our Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information. On April 27, 2005, the Delaware Chancery Court ordered, in connection with the Tafeen case, that we advance all reasonable expenses (including attorneys’ fees) to that former officer approximating $4.2 million, which the Company paid on June 14, 2005. Mr. Tafeen has submitted requests for payment of approximately $1.4 million in additional costs. As a result of the settlement agreement reached with Wolff, as described in Note 12, the Company paid Wolff $7.6 million in September 2005, and is obligated to pay him up to a maximum additional amount of $3.4 million. We have also received a demand from another former officer, David Rosenblatt, for advancement and indemnification of approximately $690,000. Although we have appealed the Court’s April 27, 2005 order in the Tafeen case, the Company made an accrual of $4.2 million for the quarter ended June 30, 2005 and an accrual of $5.5 million for the quarter ended September 30, 2005 based on the information received. As of September 30, 2005, the balance of the accrual for legal costs of former officers is $4.9 million. We may have to pay this amount and more and we are unable to estimate the amount of expense we may ultimately incur to advance expenses (including attorneys’ fees) to, or in certain cases indemnify, our former and current officers, directors and employees. In the event we ultimately prevail on our appeal of the decision in Mr. Tafeen’s case, or if it is ultimately determined that any officer to whom we advanced funds is not entitled to indemnification under Delaware law, the officer would be obligated to repay all expense amounts (unless such officer is Wolff, which respect to whom the Company has released its claim for repayment, pursuant to the settlement). In either of these situations, there is no assurance the officer would have the ability to repay amounts previously advanced to him. Our financial condition could be materially and adversely affected by such advancements and indemnification obligations. The failure of our insurance policies to adequately cover liabilities or expenses incurred in connection with the pending actions has materially and adversely affected our results of operations and financial position, to date, and could continue into the future. Several of our insurance carriers — representing $60.0 million in coverage — also have purported to rescind their respective policies of insurance and have filed lawsuits seeking judicial confirmation of their actions, several of which were recently affirmed after appeals.

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
      The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. Because of notice and op-out procedures that are still to occur in connection with this refund process, the amounts for which Experian will seek indemnity from the Company cannot be estimated.
      Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated.
      There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims made by Experian is capped at $29.3 million less the balance in the escrow, which is $7.4 million as of September 30, 2005.

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
      From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 11, “Settlements of Disputes and Litigation,” and Note 12, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-K for the year ended December 31, 2004, in the Form 10-Q for the quarter ended March 31, 2005, and in the Form 10-Q for the quarter ended June 30, 2005. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On July 11, 2005, we issued 150,000 shares of our common stock to The National Association of Home Builders of the United States as consideration for certain agreements contained in an amendment to an operating agreement between us and The National Association of Home Builders of the United States. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None

Item 6.	Exhibits
      Exhibits

10.1	Amendment to Distribution Agreement dated as of October 29, 2005 between Registrant and America Online, Inc.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to certain information in this exhibit pursuant to a confidential treatment request.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment to Distribution Agreement dated as of October 29, 2005 between Registrant and America Online, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.