Form 10-K
period 2005-12-31
HOMESTORE INC
filed 2006-03-13
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26659

Homestore, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30700 Russell Ranch Road Westlake Village, California	91362 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(805) 557-2300

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Warrants to purchase Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005*	$252,750,921
Number of shares of common stock outstanding as of February 28, 2006	149,376,914

*	Based on the closing price of the common stock of $2.03 per share on that date, as reported on The NASDAQ National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference into Part III.

HOMESTORE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2005

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, or SEC, including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

Homestore, Inc. (“Homestore” or “we”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. Our web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information, based on number of visitors, time spent on our web sites and number of property listings. We generate most of our revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, homebuilders and rental property owners, and other local and national advertisers interested in reaching our consumer audience before, during or after a move. We also provide software solutions to real estate agents to assist them in managing their client interactions and we sell architects’ home plans to consumers considering building a new home. We have announced our intention to change our name to Move, Inc., subject to approval by our shareholders at the next annual meeting.

Our primary consumer web sites include REALTOR.com®, the official site of the National Association of Realtors (the “NAR”); HomeBuilder.com®, the official new home listing site of the National Association of Homebuilders (the “NAHB”); RENTNET®, an apartment, corporate housing and self-storage resource; SeniorHousingNettm.com, a comprehensive resource for seniors; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. During the second quarter of 2006, we intend to launch Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.comtm will replace HomeBuilder.com®, RENTNET® and Homestore.com® and we will begin promoting those web sites under the MOVE brand.

The market opportunity for advertising and marketing solutions reaching consumers during their move cycle is very large. Real estate professionals currently spend approximately $9 billion per year on marketing their products and services to apartment hunters, home buyers and home sellers. Other advertisers spend in excess of $11 billion per year seeking to promote their services or products to consumers during the move cycle. Historically, these advertisers have chosen traditional methods of marketing to pre- and post-move consumers including classified and display advertisements in newspapers and other publications, direct mail, and billboards and other signage. These methods do not allow for interactivity and may use data that is incomplete or outdated. Additionally, these methods reach consumers only within specific local markets and are often distributed on a weekly or less frequent basis.

Consumers have embraced the Internet as an essential resource in their home search and moving process, perhaps in response to the inherent limitations in presenting real estate and other move-related advertising in print. According to the NAR, more than 77% of recent home buyers utilize the Internet in their home search. The Internet overcomes many of the limitations of traditional offline marketing by providing consumers with access to detailed, searchable information that is frequently updated. Despite the migration of move-oriented consumers to the Internet, to date, very little of the annual advertising spending that we identify as our market opportunity has actually moved from traditional advertising venues to the Internet.

There are several factors that we believe will accelerate the shift of advertising spending away from traditional media toward online resources such as our sites. First, less robust selling conditions may encourage real estate professionals to modify their historical marketing practices. Second, we expect the products we have recently announced to provide advertisers more flexibility in choosing how to promote their listings or their business. In addition, we expect the products we have recently announced to better align our revenue opportunity with performance of our advertising solutions. Finally, the maturation of the online marketing industry has introduced new participants to our prospective customers, serving to increase overall awareness of the efficacy of online marketing.

We have made substantial investments in our business in recent years in order to improve our ability to bring consumers and advertisers together. As a result of our greater understanding of both consumer and customer needs, we have concluded that we need to demonstrate strong capabilities in four core areas: size and quality of consumer audience, depth and breadth of content, enduring industry relationships and scalable business models. We recently announced significant changes to our branding, product and pricing strategies to better align our solutions with these core competencies. These new strategies include:

•	Consolidating branding under the REALTOR.com®, Move.comtm and Welcome Wagon® brands to allow us to enhance consumer awareness of our services and prevent us from being as dependent on third parties for traffic to our sites.

•	Introducing vertical search technologies to our new home and apartment listing search results to provide consumers with substantially more selection.

•	Adding community and user-generated content to REALTOR.com® to provide additional content for consumers, which we believe will provide a contextually relevant online venue to introduce non-real estate advertisers, and enable REALTORS® to further differentiate their local market expertise.

•	Introducing cost-per-click (performance-based) advertising to our sites to enable better monetization of site activity for ourselves and for a growing number of traffic partners.

•	Integrating Welcome Wagon® offerings into REALTOR.com® in two ways. First, we will enable REALTORS® to offer a co-branded version of our new mover gift directly to consumers earlier in the move cycle. Second, we will integrate Welcome Wagon®’s Local Business Directory into new community pages within REALTOR.com® to increase consumer awareness of special offers available to movers through Welcome Wagon®.

•	Integrating the acquisition of Moving.com, which is discussed below, to extend our consumer tools to include access to moving, self-storage and truck rental price quotes from qualified professionals.

To better reflect the way we are managing our business, we have revised our reporting business segments to include these two segments: Real Estate Services for our advertising and software solutions offered to real estate industry professionals trying to reach prospective movers and manage those client relationships; and Move-Related Services for our advertising products and lead-generation solutions offered to non-real estate advertisers trying to reach consumers at any stage of the move cycle.

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation, or InfoTouch. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. We have announced our intention to change our name to Move, Inc., subject to approval by our shareholders at the next annual meeting. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters are in Westlake Village, California.

Our Operating Segments

In the fourth quarter of 2005, we realigned our business to ensure that each of our products and services directly support our new strategy and our target markets. We now operate under two business segments: Real Estate Services and Move-Related Services, which for the year ended December 31, 2005 represented approximately 72% and 28% of our revenue, respectively.

Real Estate Services.  Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com®, RENTNET® and SeniorHousingNettm.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales. These solutions have traditionally been offered on a subscription basis.

Move-Related Services.  Move-Related Services consists of advertising products and lead generation tools including display, text-link and rich media advertising positions, directory products, price quote tools and content sponsorships on Homestore.com® and other related sites. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and sales of new home plans and related magazines through our Homestore Plans and Publications business.

Key Characteristics

We believe there are several characteristics of our business that help distinguish Homestore from other real estate media and technology companies. These characteristics include the size and quality of our consumer audience traffic, the comprehensive content we offer on our web sites, the strength and depth of our real estate industry relationships, and the scalability of our business models.

Size and Quality of Consumer Audience — Traffic

Collectively, the Homestore network of web sites attracts approximately 9.3 million unique users per month, according to January 2006 data obtained from third-party Internet traffic auditor, comScore Media Metrix. The typical visitor to the Homestore network visits us more than two times per month and spends approximately 29 minutes per month on our sites. Individually, REALTOR.com®, our flagship site, is the Internet’s No. 1 real estate site with approximately 6.3 million unique users recorded in January 2006, according to comScore. REALTOR.com® visitors spend a great deal of time browsing home listings — approximately 36 minutes per unique user in a typical month. HomeBuilder.com® is one of the leading Internet destinations for gathering information and contacting homebuilders related to newly constructed and to-be-built homes, having attracted approximately 690,000 unique users in January 2006. RENTNET® is a leading apartment web site, having attracted approximately 2.1 million unique users in January 2006. Homestore.com®, which comprises all of our consumer traffic not directed to one of our three largest property sites, attracted approximately 1.8 million unique users in January 2006.

We are the exclusive provider of REALTOR® represented existing homes, new homes and apartment listings across America Online, including AOL, AOL.com, Netscape, CompuServe and AOL City Guide, The Microsoft Network, or MSN, and a provider of new homes and apartment listings on YAHOO!. Other significant portal relationships for the Homestore network include The IAC Network, Inc., including Excite.com and iWon.com, Internet Broadcast Systems, Inc. and its web sites for 61 local and network-affiliated TV stations, and United Online through its NetZero and Juno brands.

Content

REALTOR.com®. The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. The REALTOR.com® web site includes a directory of approximately 1.2 million REALTORS® to help guide buyers and sellers through the real estate transaction process. For buyers, there is a searchable database of approximately 2.7 million existing homes for sale. For sellers, there are tools and information about understanding the value of their home, preparing the home for sale, listing and advertising the home and completing the sale. We receive listing content from almost 900 Multiple Listing System’s (“MLS’s”) across the United States. Our property listings typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines. In addition, we offer consumers information and tools on mortgages, home affordability, the offer process, applying for a loan, closing the purchase, planning the move and neighborhood profiles.

HomeBuilder.com®.  The HomeBuilder.com® web site currently offers consumers a resource for information on builders as well as information on newly built homes and housing plans. We aggregate information on new and model homes for sale throughout more than 6,500 new home communities and planned developments throughout the United States. Home buyers can browse through our database under three types of search queries: new homes, builders and manufactured homes. In addition to offering this information, we also provide consumers with community profiles and the ability to send detailed requests to builders via electronic mail, telephone or fax for further information on particular properties. With the launch of Move.comtm in the second quarter of 2006, we expect to significantly increase the new home content we offer to consumers.

RENTNET®.  The RENTNET® web site currently provides consumers with a large and comprehensive rental housing database. As of December 31, 2005, our rental housing database consisted of more than 35,000 properties. Our database also includes corporate housing and self storage listings. We also provide consumers with information relating to moving services, renter’s insurance and neighborhood profiles. Additionally, consumers can create personalized moving checklists and receive email reminders. With the launch of Move.comtm in the second quarter of 2006, we expect to significantly increase the rental-related content we offer to consumers.

SeniorHousingNettm.com.  Our Senior Housing web site offers a database of senior housing listings, independent living, assisted living, nursing homes, continuing care and alzheimer’s care. The channel also contains content, tools and guides to assist users in selecting suitable housing and care types, together with information on health and wellness.

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

During the second quarter of 2006, we intend to launch Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.comtm will replace HomeBuilder.com®, RENTNET® and Homestore.com® and we will begin promoting those under the MOVE brand.

Industry Relationships

To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with key industry participants. These participants include real estate market leaders such as the NAR; the NAHB; hundreds of MLS’s; the Manufactured Housing Institute, the MHI; and leading real estate franchisors, including the six largest franchises, brokers, builders and apartment owners and managers. Under our agreement with NAR, we operate NAR’s official web site, REALTOR.com®. Under our agreement with NAHB, we operate NAHB’s official web site, HomeBuilder.com®. Under our agreements with NAR, NAHB, and MHI we receive preferential promotion in their marketing activities. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.

National Association of REALTORS®.  The NAR is the largest trade association in the United States that represents real estate professionals. NAR consists of residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.2 million members as of December 31, 2005.

National Association of HomeBuilders.  The NAHB is the second-largest real estate trade association in the United States. As of December 31, 2005, NAHB had approximately 225,000 members. Approximately one-third of NAHB’s members are homebuilders and/or remodelers and the remainder work in closely related fields within the residential real estate industry such as mortgage, finance, building products and building services, including subcontractors.

Manufactured Housing Institute.  The MHI is a nonprofit national trade association representing all segments of the manufactured and modular housing industries, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2005, the MHI had approximately 315 corporate members, and 53 state and regional associated members.

Multiple Listing Services.  MLS’s operate networks that provide real estate professionals with listings of properties for sale and are typically regulated by a governing body of local brokers and/or agents. There are approximately 900 MLS’s nationwide that aggregate local property listings by geographic location.

Scalable Business Models

Most of our revenue is derived from subscription-based services that allow our customers to easily budget for our services. These subscriptions typically have one year terms. Although we have been able to achieve price increases in recent years for many of our subscription products, the impact on our revenue is only gradually recognized after all customers renew their contracts over the course of a year. With the proliferation and general acceptance of many types of performance-based pricing for online marketing business models, including cost-per-lead, cost-per-click and cost-per acquired customer, we are in the process of broadening our offerings to include more performance-based solutions.

When we introduce our new Move.comtm web site and its vertical search capability, we expect to provide Featured Listings and text-based advertising on a cost-per-click basis. These new advertising solutions will appear on both Move.comtm and REALTOR.com®. The recently launched Top Marketertm lead generation product for real estate agents and the recently acquired Moving.com business, which includes cost-per-lead solutions for moving quotes, truck rentals and self-storage facilities, will also increase the range of pricing alternatives available to our customers. In some instances, these new pricing solutions will allow us to establish competitive bidding for a particular placement. Performance-based advertising and marketing solutions also increase our flexibility in structuring relationships with potential distribution providers because they provide a more transparent means for compensating these partners for their traffic.

Even with these new pricing models available, we still expect a majority of our revenue to be derived from subscription based products. See Note 12, “Segment Information,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for financial information by segment. Our sales force consists of a combination of internal phone-based associates and field sales personnel.

Products and Services

Real Estate Services Segment

Our Real Estate Services segment provides marketing and web site solutions that allow real estate professionals to reach and connect with a highly targeted potential customer audience represented by the consumer traffic on our web sites. We do this by allowing our customers to personalize the personal, corporate and property listing information contained on our web sites and by allowing our customers to connect their personal or corporate web site directly to our database of property information, our professional directories and to traditional Internet advertising products such as banner ads.

Our services enable real estate professionals to manage their online content and branding presence through a personal or corporate web site, and to use our listing enhancements such as multiple photos, virtual tours and printable brochures. We also enable real estate professionals to market themselves and their properties directly to potential buyers whose search criteria match a set of listing criteria specified by the real estate professional. We also design, host, and maintain personal and corporate web sites for real estate professionals.

Because of our focus on home and real estate-related information, we believe our web sites draw an attractive national target audience for advertisers and providers of home-related products and services. The vertical search capability that we expect to launch in the new home and rental categories should allow us to improve the consumer experience and lead to an expanded audience.

In the second quarter of 2006, we plan to change our service offering to other real estate professionals, principally homebuilders and rental property owners. Prior to this change, our HomeBuilder.com® and RENTNET® web sites included only content that was paid for by our customers. In some markets this led to a poor consumer experience as there was limited content on our site relative to all the offerings in that particular market. The number of competitors fighting for the same customer on a “paid inclusion” basis made it virtually impossible for a consumer to go to any single web site and see all properties in a given market.

With the introduction of our new vertical search capability, we will aggregate content from multiple web sites based on the criteria established by the consumer and will display much more inclusive content in response to their search. Some of this content will be from paying customers, who will pay us for sponsored listings, but it will be aggregated with free content to benefit the consumer and be responsive to their needs. We believe that this improved consumer experience, coupled with our branding of Move.comtm, will drive more consumers to our sites and make our properties more attractive for all advertisers attempting to reach new movers. We will continue to offer a variety of services to our customers including classified advertising, display advertising, directory listings, web site services and software.

Classified Advertising.  We offer a number of classified advertising opportunities throughout our network of web sites, primarily in the form of property listing enhancements on our web sites. A major service offering for real estate agents and brokers is the enhancement of property listings. As the official web site of the NAR, we present basic MLS property listings on the REALTOR.com® web site at no charge to NAR members. For a fee, we offer our professional customers the ability to enhance their listings by adding their own personal promotion in the forms of custom copy, photographs, text effects, links to their home page and more. Our listing enhancement product represented approximately 22%, 19% and 18% of our total revenue for fiscal years 2005, 2004 and 2003, respectively. We plan to offer enhanced listings to homebuilder and rental customers in the second quarter of 2006. As a separate listing enhancement product to the REALTOR.com® suite of services, Homestore offers two virtual tour solutions. Hometour360® allows customers to create, host and distribute media rich virtual tours powered by industry leading image technologies IPIX and iseemedia. The PicturePath® Link solution allows other virtual tour products, purchased by our customers, to be distributed to REALTOR.com® in their full featured format. Our primary service for rental, corporate housing and senior housing property owners and managers is an online brochure displayed on our RENTNET® web site. This online brochure product represented approximately 10%, 12% and 14% of our total revenue for fiscal years 2005, 2004 and 2003, respectively. We also offer a similar service to our homebuilder customers for display on our HomeBuilder.com® web site. Our online brochures include property photos, floor plan images, virtual tours, unit descriptions, community descriptions, interactive mapping, driving directions and links to property owners’ or managers’ web sites. A variety of enhancements are also available to assist in increasing the visibility of specific properties to our online audience. With the introduction of our new vertical search capability on Move.comtm, we expect to provide some services on a “cost per click” basis, but will still receive a majority of our revenue from subscription based products.

Display Advertising.  A variety of online display advertising in the form of banners, vertical “skyscraper” ads, and other Internet Advertising Bureau, the IAB, standard ad sizes can be purchased for placement throughout the Homestore network of web sites by companies or individuals wishing to reach the largest and most targeted real estate-oriented audience. While companies currently make up the majority of our display advertising customers, we also offer a number of unique display advertising opportunities to individual real estate professionals to brand themselves online to consumers in their local market. Advertisers can also purchase custom advertising units on our web sites, including text-based links and rich media products. We offer advertisers branding and lead generation opportunities on both fixed and variable bases, with most of our advertising relationships tied to audience size.

We offer the following display advertising products: (i) Featured Homestm allows our REALTOR® customers to more prominently display their property listings with priority on the REALTOR.com® web site during geographically targeted property searches by consumers; (ii) Featured Agenttm allows agents to promote themselves and their services on REALTOR.com® to a geographically targeted real estate audience; (iii) Featured Companytm allows brokers to promote themselves and their services to a geographically targeted real estate audience on REALTOR.com®; (iv) Featured Buildertm allows builders to promote themselves and their services to a geographically targeted real estate audience on HomeBuilder.com®; (v) Sponsorships allow advertisers to maximize their exposure on our web sites by featuring fixed “buttons” or other prominent placements on certain pages on our web sites, presenting users with the opportunity to click-through directly to the advertiser’s site and may also include other advertising components such as content or online advertisements; and (vi) Featured Community allows agents to promote themselves and their community on REALTOR.com® to a geographically targeted real estate audience.

Directory Listings.  Advertisers can purchase placement in our online directories. Our network of web sites includes directories of REALTORS®, homebuilders, lenders, and self-service storage facilities. We believe our directory services offer advertisers the opportunity to reach qualified consumers based upon the targeted audience that visits our web sites and are a cost-effective way for professionals to generate leads from online consumers.

Web sites.  Our web site service is comprised of templated and custom web sites for individuals as well as companies. We build web sites based either on an á la carte features and functionality basis or bundled with pre-selected features based on industry segments, including web sites designed specifically for REALTORS®, brokers, builders and manufactured housing retailers. For customers seeking web sites with specialized features and expanded functionality, we design and build customized web sites. In addition to the design and set-up of the web sites, we also offer hosting and maintenance services. One Placetm is a suite of services, including a web site, that integrates with an interactive voice response system that is linked to a pager network. One Placetm enables REALTORS® to be paged when a potential home buyer or home seller submits an inquiry about a specific property listing. Additionally, if a prospective buyer contacts the REALTOR® after viewing a “for sale” sign, the interactive voice response system will provide the consumer with details about the property and then page the REALTOR® with a notification of the caller’s telephone number and the property listing for which the consumer has inquired.

Software.  Our Top Producer® product, which provides software solutions and related services to real estate professionals, is the leading client management and marketing software specific to real estate agents. Top Producer®’s line of desktop and web-based applications features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization for Palm devices and notebook computers. Products are co-branded for some of the country’s largest franchise brands, such as Keller Williams, RE/MAX, Century 21, Coldwell Banker, ERA, and GMAC. Our Top Producer® business has also developed proprietary applications to enhance the productivity and profitability of real estate professionals. We are continually attempting to add functionality and features to our applications, including integration with our leading consumer web sites. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

The Top Producer® software was sold exclusively as a desktop application until the fourth quarter of 2002. Our historical Top Producer® desktop products reached an installed customer base of more than 100,000 agents. Top Producer® is now offered as an online application that is purchased through a monthly or annual subscription. We currently have over 60,000 subscribers to this service.

Move-Related Services Segment

Direct Mail.  Welcome Wagon® offers local and national merchants the opportunity to reach movers through targeted direct mail services. Welcome Wagon®’s New Mover Program integrates local merchant advertiser information into a welcome gift delivered through the mail to new homeowners shortly after their move. The welcome gift contains a customized neighborhood address book with exclusive merchant advertiser listings as well as coupons and special offers from local advertisers. Additionally, local advertisers receive the names and contact information of the new homeowners in their selected area that have received the welcome gift. This allows local merchants the opportunity to continue to build their relationship with these new homeowners through their own direct marketing initiatives. The Welcome Wagon® gift book represented approximately 12%, 14% and 15% of our total revenue for fiscal years 2005, 2004 and 2003, respectively. Additionally, Welcome Wagon® offers local merchants solo marketing opportunities through its Pinpoint Mail product, which is sold on a per mailing basis. Launched in the fourth quarter of 2004, Welcome Wagon®’s Early Advantagetm product is a shared direct mail product for advertisers to reach new movers at their existing addresses prior to their actual move.

Retail Advertising.  Because our web sites attract a significant number of consumers that are contemplating a real estate transaction or a move, we believe that we provide businesses such as mortgage companies, home improvement retailers and moving service providers with an efficient way to find and communicate with their potential customers.

Homestore Plans and Publications.  Homestore Plans and Publications offers both consumers and building professionals the ability to browse, select, modify and purchase new home designs and project plans from one of the largest selections of home plans and project plans available. Homestore Plans and Publications has business relationships with many designers that provide us the right to sell the designers’ home plans directly to consumers and building professionals. These plans are sold through magazines that are distributed at leading retailers and newsstands nationwide and through our web site, Homeplans.com. The Internet has become an increasingly important channel of distribution for the sale of home plans, and our Homeplans web site is one of the most heavily trafficked web sites in the home plans category, distributing its home plan content through approximately 400 affiliate partner sites.

Competition

We face competition in each segment of our business.

Real Estate Services Segment

We compete with a variety of online companies and web sites providing real estate content that sell classified advertising opportunities to real estate professionals and sell display advertising opportunities to other advertisers, including real estate professionals, seeking to reach consumers interested in products and services related to the home and real estate. We also compete with web sites that attract consumers by offering rebates for home purchases or rental leases, and then charge the real estate professional who performed the transaction a referral fee for the introduction. However, these sites generally have a limited amount of real estate content and an even more limited directory of qualified REALTORS®. Other online competitive models include pure lead generation models and paid search models.

Our primary competitors for online real estate advertising dollars include Lending Tree (a division of InterActiveCorp), HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), and HomeGain.com, Inc. In addition, RENTNET® faces competition from ApartmentGuide.com, Rent.com, ForRent.com and Apartments.com, and our HomeBuilder.com® web site competes directly with NewHomeGuide.com and NewHomeSource.com. Our Homestore.com® web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActiveCorp) and Gigamoves (a newly formed division of eBay).

Newspapers and home/apartment guide publications are the two primary offline competitors of our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. Although more than 77% of all home buyers use the Internet to search for homes (according to the NAR), real estate professionals currently spend only a small percentage of their marketing budget to display their listings on the Internet. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications Inc., have extended their media offerings to include an Internet presence. We must continue to work to shift more real estate advertising dollars online if we are to successfully compete with newspapers and real estate guides.

Our Top Producer® business faces competition from Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer® also competes with horizontal Customer Relationship Management offerings such as: Microsoft Corporation’s Outlook solution, Best Software, Inc.’s ACT! solution, and FrontRange Solution, Inc.’s GoldMine product. Some providers of real estate web site solutions, such as A La Mode, Inc., are also offering contact management features which compete with products from Top Producer®. Certain Internet media companies such as HomeGain.com, Inc. and HouseValues, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which, over time, could pose a competitive threat to Top Producer®.

Move-Related Services Segment

Our Welcome Wagon® business competes with numerous direct marketing companies that offer advertising solutions to local and national merchants. Competitors include Imagitas, Inc., ADVO, Inc., Valpak Direct Marketing Systems, Inc., Pennysaver and MoneyMailer, LLC. These competitors, like Welcome Wagon®, target homeowners at various stages of the home ownership life cycle with advertising from third parties.

Our Homestore Plans and Publications business faces direct competition from several large publishing companies that print multiple publications, including home plan publications. Our major competitors include Hanley-Wood, LLC and The Garlinghouse Company. We also face competition from many smaller companies offering home plans for sale over the Internet, such as dreamhomesource.com and coolhouseplans.com.

Infrastructure and Technology

We seek to maintain and enhance our market position with consumers and real estate professionals by building proprietary systems and consumer features into our web sites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See “— Intellectual Property.”

Our web sites are designed to provide fast, secure and reliable high-quality access to our services, while minimizing the capital investment needed for our computer systems. We have made, and expect to continue to make, technological improvements designed to reduce costs and increase the attractiveness to the consumer and the efficiency of our systems. We expect that enhancements to our family of web sites, and to our products and services, will come from internally and externally developed technologies.

Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Any significant increases in utilization of these services could strain the capacity of our computers, causing slower response times or outages. We host our Homestore.com®, REALTOR.com®, HomeBuilder.com®, RENTNET®, SeniorHousingNettm.com and custom broker web pages and the on-line subscription product for Top Producer® in Thousand Oaks, California. Because substantially all of our computer and communications hardware for each of our web sites is located at this location, our systems are vulnerable to fire, floods, telecommunications failures, break-ins, earthquakes and other force majeure events. Our operations are dependent on our ability to protect our systems from such occurrences. We are in the process of relocating all of our data systems operations to a new data center in Phoenix, Arizona and expect to complete the move by the end of 2006. See “— Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

Intellectual Property

We regard substantial elements of our web sites and underlying technology as proprietary. We attempt to protect our intellectual property by relying on a combination of trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods.

Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including but not limited to:

•	it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently;

•	NAR could lose the use of the trademark REALTOR® or we could lose the use of such trademark or the REALTOR.com® domain name, or be unable to protect the other trademarks or web site addresses that are important to our business, and therefore we would need to devote substantial resources toward developing an independent brand identity;

•	we could be subject to litigation with respect to our intellectual property rights;

•	we may be required to license additional technology and information from others, which could require substantial expenditures by us; and

•	legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and continue to evolve, and we can give no assurance regarding our ability to protect our intellectual property and other proprietary rights.

See “— Risk Factors — Risks Related to Our Business” for a more complete description of the risks related to our intellectual property.

Seasonality

Our Welcome Wagon® business in our Move-Related Services segment is affected by seasonality. Our revenue in this segment is significantly impacted by the number of household moves in the United States each year. Due to weather and school calendars, a disproportionate percentage of moves take place in the second and third calendar quarters than in the first and fourth quarters. As a result, we distribute a larger number of our Welcome Wagon® services in the second and third quarters each year. None of our other businesses are exposed to this degree of seasonality primarily due to the fact that much of our business in the Real Estate Services segment is derived from annual subscription contracts.

Employees

As of December 31, 2005, we had approximately 1,620 full-time equivalent employees. We consider our relations with our employees to be good. We have never had a work stoppage, and no employee is represented by collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information, with the Securities and Exchange Commission (“SEC”). In most cases, those documents are available, without charge, on our web site at http://ir.homestore.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Homestore, Inc., Investor Relations, 30700 Russell Ranch Road, Westlake Village, CA 91362. You may also read and copy these documents at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

Item 1A.	Risk Factors.

You should consider carefully the following risk factors and other information included or incorporated by reference in this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to our Business

Changes to our product offerings on our new home and apartment web sites may not be accepted by our customers.

Currently, we display virtually all MLS data for listings of existing homes without charge on REALTOR.com®, but only provide listings on our new home and apartment web sites when the homebuilders or rental owners pay us on an annual subscription basis. When we launch Move.comtm, which is expected to be in the second quarter of 2006, we will replace our existing new home site, HomeBuilder.com®, and our existing apartment rental site, RENTNET®, with Move.comtm. In conjunction with this, we will begin to display any new home and apartment listings for no charge. We will seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. We intend to price subscriptions to Showcase Listings based on regional rate cards. Featured Listings, which will appear above the algorithmically-generated search results, will be priced on a fixed “cost-per-click” basis. We anticipate transitioning in the future to a real-time, auction based cost-per-click pricing for Featured Listings.

When we launch Move.comtm, existing listing subscription customers will be transitioned into our new products having comparable value for the duration of their existing subscription. Although the limited number of customers to whom we have previewed this new arrangement have reacted favorably, there can be no assurance that our current new home and apartment customers will purchase these new offerings in amounts sufficient to both replace the listing subscription revenue we will be losing and provide a return on our costs and investments associated with our new brand and these new products.

We have a history of net losses and could incur net losses in the future.

We have incurred net losses every year since 1993, except for modest net income in 2005, including net losses of $7.9 million and $47.1 million, for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005, we have an accumulated deficit of approximately $2.0 billion. Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand Move and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we announced plans to change our corporate name to Move, Inc. and introduced our new MOVE brand, under which we will promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new web site, Move.comtm. We will incur considerable costs in introducing and maintaining our new brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.

Move.comtm, which we plan to launch in the second quarter of 2006, will replace our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. With the launch of Move.comtm we will provide the listings for no charge and offer enhanced listing products and traditional text advertisements. Pricing structures will include monthly fixed fee, cost-per-click and auction based pricing. Due to the potential loss of revenue from paid listings that could result from our new pricing structures, our results of operations could be adversely affected, particularly in the second and third quarters of 2006, as we seek to transition our customers to the new pricing model. In addition, over the longer term there can be no assurance that this new business model will produce sufficient revenue to cover the considerable investment we intend to make in these new initiatives or to replace the listings revenue.

The emergence of competitors for our services may adversely impact our business.

Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which our Real Estate Services segment operates is becoming increasingly competitive. A number of competitors have emerged, including Lending Tree (a division of InterActive Corp), HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), HomeGain.com, Inc., ApartmentGuide.com, Rent.com, ForRent.com, Apartments.com, NewHomeGuide.com and NewHomeSource.com, as well as general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActiveCorp) and Gigamoves (a newly formed division of eBay).

The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable. Developments in the real estate search services market may also encourage additional competitors to enter that market. See “We may not be able to continue to obtain more listings from Multiple Listing Services and real estate brokers than other web site operators” below.

We cannot predict how, if at all, our competitors may respond to our newly announced initiatives, such as the mapping solution that our new Move.comtm website will offer that will show users the exact location of their search results on a map. We also cannot provide assurance that our new offerings will be able to compete successfully against these competitors or new competitors that enter our markets.

We may not be able to continue to obtain more listings from Multiple Listing Services and real estate brokers than other web site operators.

We believe that the success of REALTOR.com® depends in large part on displaying a larger quantity and more current listings of existing homes for sale than other web sites. We obtain these listings through agreements with MLS’s that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLS’s will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.

In addition, NAR has adopted a policy that allows a broker to prevent MLS’s from providing such broker’s listing data to other brokers’ web sites. This policy does not apply to REALTOR.com®. In a civil antitrust lawsuit brought against NAR in 2005, the United States Department of Justice (the “DOJ”) challenged this policy by alleging that it is in violation of federal antitrust laws. It is possible that the ultimate resolution of this antitrust case could make it easier for other web sites to aggregate MLS listing data for display over the Internet in a manner comparable to REALTOR.com®. This could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site.

Our quarterly financial results are subject to significant fluctuations.

Our quarterly results of operations have varied in the past and may vary significantly in the future. We have made significant investments in our businesses and incurred significant sales and marketing expenses and plan to continue this as we develop our new brand, MOVE, and related new business initiatives. As we discontinue our paid inclusion model for new home and apartment listings and seek to replace that revenue with enhanced listing products and advertising offered under fixed fee, cost-per-click and auction pricing models, we could experience a decline in quarterly revenue, especially in the second and third quarters of 2006. If revenue from these initiatives falls below our expectations, we will not be able to reduce our spending or change our pricing models rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

Other factors that could affect our quarterly operating results include those described elsewhere in this Form 10-K, and include:

•	the level at which real estate agents, brokers, homebuilders and rental owners renew the arrangements through which they obtain our services;

•	the amount of advertising sold on our web sites and the timing of payments for this advertising; and

•	the costs from pending litigation, including the cost of settlements.

The ongoing investigations by the SEC and the DOJ could require us to continue to incur costs and could divert management attention from our business operations.

In December 2001, we announced that the Audit Committee of our Board of Directors was conducting an inquiry into certain of our accounting practices and that the results of the inquiry to date indicated that our unaudited interim financial statements for 2001 would require restatement. In March 2002, we filed an amended Form 10-K for the year ended December 31, 2000 and amended Form 10-Qs for the first three quarters of 2001. In January 2002, we were notified that the SEC had issued a formal order of private investigation in connection with the accounting matters that resulted in the restatement of our financial statements. The SEC requested that we provide them with certain documents concerning the restatement and requested access to certain of our current and former employees for interviews. We have cooperated and continue to cooperate fully with the SEC’s investigation as well as a parallel investigation by the DOJ.

Since September 2002, certain of our former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the SEC’s investigation. Also in September 2002, the SEC and the DOJ informed us that, in light of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against us. In April 2005, a grand jury in Los Angeles indicted two of our former officers, Stuart Wolff and Peter Tafeen, in connection with the accounting irregularities described above and on March 2, 2006, Peter Tafeen pled guilty to one count of securities fraud. The trial for Wolff is scheduled to begin in March 2006. Because the SEC and DOJ investigations are ongoing and we are committed to continuing to cooperate with those investigations, we will likely continue to incur additional costs related to the investigation, including the costs of making documents available to these agencies. In addition, the effort and attention required to respond to the investigations could divert management’s attention from our business operations.

Continued obligations to Cendant Corporation related our settlement of our securities class action lawsuit could have an adverse effect on our financial condition.

We could be subject to potential claims by Cendant Corporation (“Cendant”) for contribution or indemnity in connection with the securities class action lawsuit commenced against us following the December 2001 announcement of the discovery of accounting irregularities and the subsequent restatement of our 2000 and interim 2001 financial statements (the “Securities Class Action Lawsuit”). Although Cendant was dismissed with prejudice as a defendant in the Securities Class Action Lawsuit, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the SEC filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from us.

Although the settlement of the Securities Class Action Lawsuit, which became final on March 4, 2005, includes a bar order that may preclude Cendant from seeking indemnification, contribution or similar relief from us in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit, we have been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, we would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on our results of operations and our financial position.

In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by us had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded, but is one of the members of the class whose dismissal as a defendant is pending appeal. As such, Cendant has not yet received any of the $13.0 million cash or 20.0 million shares of stock we paid in the settlement. We estimate that Cendant could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from us should Cendant be prevented from participating in the settlement.

We could be required to expend substantial amounts in connection with continuing indemnification obligations to a purchaser of one of our businesses.

As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during and after our ownership of ConsumerInfo. Under the stock purchase agreement pursuant to which we sold ConsumerInfo to Experian, we could have elected to defend against the claims, but because the alleged conduct occurred both before and after our sale to Experian, we elected to rely on Experian to defend them. Accordingly, we have not made a complete evaluation of the underlying claims, but rather receive periodic updates from Experian and its counsel concerning their defense of the claims.

The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. Experian is in the process of administering the settlement and we are unable to estimate the amounts for which Experian will seek indemnity from us at this time.

Other civil actions for which Experian demanded indemnification from us continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from us cannot be estimated.

There is no assurance that Experian will not seek to recover from us an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, our maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.5 million at December 31, 2005.

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 22, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements in Item 8 in this Form 10-K.

Litigation may also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have in the past and are currently involved in intellectual property-related disputes, and we may be involved in such disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. Any such lawsuits, even if ultimately resolved in our favor, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. In addition to bringing litigation against us, parties that allege infringement of their intellectual property have in the past requested and may in the future request us to obtain a license from them to use that intellectual property. Any potential intellectual property dispute also could force us to do one or more of the following:

•	stop selling, incorporating or using services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and

•	redesign those services that use technology that is the subject of an infringement claim.

If we are forced to take any of the foregoing actions, such actions could have a material adverse effect on our results of operations and our financial position. Pursuant to our operating agreement with NAR, we may also be required to indemnify NAR for liabilities arising from the infringement or alleged infringement of third parties’ intellectual property rights, and these indemnification obligations could have a material adverse effect on our results of operations and our financial position.

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

Our recently issued Series B Preferred Stock could make it more difficult for us to raise additional capital.

In November 2005, we sold to Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) an aggregate of 100,000 shares of our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. We can not offer any assurances that we would be able to obtain that consent. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts needed to fund our business or for terms that are desirable.

Our relationship with the National Association of REALTORS® is an important part of our business plan and our business could be harmed if we were to lose the benefits of this agreement.

The REALTOR.com® trademark and web site address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® web site under an operating agreement with NAR. Our operating agreement with NAR contains restrictions on how we can operate the REALTOR.com® web site. For example, we can only enter into agreements with entities that provide us with real estate listings, such as MLS’s, on terms approved by NAR. In addition, NAR can require us to include on REALTOR.com® real estate related content that it has developed.

Our operating agreement with NAR, as amended, also contains a number of provisions that restrict how we operate our business. For example:

•	we would need to obtain the consent of NAR if we want to acquire or develop another service that provides real estate listings on an Internet site or through other electronic means; any consent from NAR, if obtained, could be conditioned on our agreeing to conditions such as paying fees to NAR or limiting the types of content or listings on the web sites or service or other terms and conditions;

•	we are restricted in the type and subject matter of, and the manner in which we display, advertisements on the REALTOR.com® web site;

•	NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks; and

•	we must meet performance standards relating to the availability time of the REALTOR.com® web site.

NAR also has significant influence over our RealSelect subsidiary’s corporate governance, including the right to have one representative as a member of our Board of Directors (out of a current total of 10) and two representatives as members of RealSelect’s Board of Directors (out of a current total of 8). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or Board of Directors, without the consent of at least one of NAR’s representatives on its Board of Directors.

Although the REALTOR.com® operating agreement is a perpetual agreement and it does not contain provisions that allow us to terminate, NAR may terminate it for a variety of reasons. These include:

•	the acquisition of us or RealSelect by another party;

•	if traffic on the REALTOR.com® site falls below 500,000 unique users per month;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.

If our operating agreement with NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® web site and assign our agreements with data content providers, such as real estate brokers or MLS’s, to NAR. NAR would then be able to operate the REALTOR.com® web site itself or with another third party.

It is important to our success that we support our real estate professional customers.

Since many real estate professionals are not sophisticated technology users and often spend limited amounts of time in their offices, it is important that these customers find that our software and web site products significantly enhance their productivity and are easy to use. To meet these needs, we provide customer training and have developed a customer support organization that seeks to respond to customer inquiries as quickly as possible. If we do not maintain adequate support levels, our customers may choose not to renew their subscriptions for our software and web site products.

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

In addition, since we offer services to both real estate brokers and agents, we are often required to contact them separately when marketing our products and services.

A failure to establish and maintain strategic online relationships that generate a significant amount of traffic could limit the growth of our business.

We have established strategic relationships with online companies that generate a significant amount of online traffic for our web sites. Failure to maintain these relationships and create new ones could limit the growth of our business. Although we expect that a significant portion of our online customers will continue to come to our web sites directly, we also continue to rely on third-party web sites with which we have relationships, including web sites operated by AOL, Yahoo!, MSN, Excite, iWon.com, Internet Broadcast Systems, United Online through its Juno and NetZero brands, Overture and Google for online traffic. We may also be required to pay significant fees to establish, maintain and expand our existing online relationships. As a result, our revenue may suffer if we fail to enter into new relationships or maintain existing relationships or if these relationships do not result in online traffic sufficient to justify their costs.

Our future success depends largely on our ability to attract, retain and motivate personnel.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel, our senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them. However, many other key employees do not have employment agreements. Competition for qualified personnel in our industry and geographical locations is intense. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. We can give no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have a material adverse effect on our business, operating results or financial condition.

Delaware law, our certificate of incorporation and bylaws, and other agreements contain provisions that could discourage a takeover.

Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we currently have a classified Board of Directors, although our certificate of incorporation has been amended to provide for the annual election of all directors beginning at our annual meeting of our shareholders in 2008. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including to remove any director or the entire Board of Directors without cause. Certain terms of the Series B Preferred Stock could also discourage a third party from acquiring us. Upon a change in control, we would be required to make an offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash consideration generally equal to 101% of the liquidation preference ($100 million plus all accrued and unpaid dividends) plus, under certain circumstances, 101% of a portion of the dividends which would have accrued had the Series B Preferred Stock remained outstanding. In addition, NAR could terminate the REALTOR.com® operating agreement if we are acquired and they do not consent to the acquisition.

Confusion among consumers about our new name and the related rebranding of some of our web sites could adversely affect our business.

We recently announced our intention to change our corporate name to Move, Inc. Move.comtm, which we plan to launch in the second quarter of 2006, will replace our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. Until the Move name becomes recognized in the markets in which we compete, we could experience some confusion by consumers and temporarily be at a competitive disadvantage. Although we intend to devote substantial resources to promoting our new name and communicating with consumers, the transition period may take longer than anticipated and our business may, during that period, be adversely affected.

Real Estate Industry Risks

Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal and is affected by general economic conditions.

The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our products and services. In addition, reduced traffic on our web sites could cause our subscription and advertising revenue to decline, which would materially and adversely affect our business.

During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects typically are a general decline in rents and sales prices, a decline in leasing activity, a decline in the level of investments in, and the value of, real estate, and an increase in defaults by tenants under their respective leases. All of these, in turn, adversely affect revenue for fees and brokerage commissions, which are derived from property sales, and annual rental payments and property management fees.

Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including interest rates, taxation policies, availability of credit, employment levels, wage and salary levels and fears of terrorist attacks or threats of war.

We could experience seasonality in our business as we offer new products and new pricing models. The real estate industry, in most areas of the United States, generally experiences a decrease in activity during the winter.

We have risks associated with changing legislation in the real estate industry.

Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, RENTNET® was required to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

Our internal network infrastructure could be disrupted as a result of our move to a new data center or other problems.

Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our technology facility in Thousand Oaks, California. During 2005, we began the process of upgrading a facility we have leased in Phoenix, Arizona, to which we will relocate our Thousand Oaks data center operations. We expect to continue to incur costs as we complete the building process and transition these operations to the new facilities. If we encounter delays or difficulties in the transition of operations to the new facilities, our operations could be disrupted and our financial condition could be adversely affected.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any material outages to date, we currently do not have a fully redundant system for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage, while adequate to replace assets and compensate for losses incurred, may not be adequate to compensate for the disruption it causes our customers and consumers, which could affect our future revenues and traffic.

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

We provide third-party content on our web sites, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that by directly or indirectly providing a link to web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those web sites. They could also assert that our third-party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

We enter into agreements with other companies under which we share with these other companies revenue resulting from advertising or the purchase of services through direct links to or from our web sites. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot offer an assurance that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties:

We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office (C)(RS)(MRS)	Westlake Village, CA	137,762	2008
Technology facility (C)(RS)(MRS)	Thousand Oaks, CA	13,717	2006
Technology facility (C)(RS)(MRS)	Phoenix, AZ	8,114	2017
Operations and customer service center (RS)(MRS)	Scottsdale, AZ	36,175	2007
Welcome Wagon® (MRS)	Plainview, NY	48,148	2015
Top Producer® (RS)	Richmond, BC	33,702	2008
Homestore Plans and Publication (MRS)	St. Paul, MN	24,645	2006
Enterprise (RS)	Milwaukee, WI	13,016	2007
Moving.com (MRS)	Marlborough, MA	5,580	2009

(C — Corporate) (RS — Real Estate Services) (MRS — Move-Related Services)

We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low

2004
First Quarter	$5.58	$3.49
Second Quarter	5.95	3.70
Third Quarter	4.29	1.81
Fourth Quarter	3.31	2.25
2005
First Quarter	3.24	2.09
Second Quarter	2.34	1.65
Third Quarter	4.64	2.06
Fourth Quarter	5.84	3.22
2006
First Quarter (through February 28, 2006)	6.56	5.12

On February 22, 2006, we announced our intention to change our symbol to “MOVE.” This change should occur in the second quarter of 2006.

As of February 28, 2006, there were approximately 3,316 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. We are obligated to pay dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock is outstanding, the dividend will be paid “in-kind” in shares of Series B Preferred Stock. See Note 15, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of the Form 10-K for information regarding restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by Homestore during 2005 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

		Weighted Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available For
	be Issued Upon Exercise	Outstanding	Future Issuance
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	25,091	$3.00	3,433
Equity compensation plans not approved by security holders	7,123	$2.26	10,531

Total	32,214	$2.84	13,964

Equity Compensation Plan Information

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

Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We did not grant options under any of these plans in 2005 and 2004, and we do not plan to do so in the future. Options outstanding as of December 31, 2005 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 180,249 and the weighted average exercise price of those option shares is $20.30.

For additional information regarding our equity compensation plans, see Note 13, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the Consolidated Financial Statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 have been derived from unaudited Consolidated Financial Statements not included in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001(1)
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue(2)	$252,622	$216,860	$198,227	$219,867	$254,103
Related party revenue	—	—	7,695	31,158	38,346

Total revenue	252,622	216,860	205,922	251,025	292,449
Cost of revenue(2)	56,188	50,829	56,569	73,622	110,377

Gross profit	196,434	166,031	149,353	177,403	182,072
Operating expenses:
Sales and marketing(2)	91,071	88,388	101,122	161,554	239,790
Product and web site development(2)	22,059	15,362	17,065	25,497	32,397
General and administrative(2)	82,545	68,442	65,333	83,042	168,695
Amortization of goodwill and intangible assets(3)	3,624	7,894	21,863	34,699	199,291
Restructuring charges(2)	(1,331)	1,316	4,100	12,057	50,234
Impairment of long-lived assets	—	—	26,999	3,482	925,094
Litigation settlement	1,750	2,168	63,600	23,000	—

Total operating expenses	199,718	183,570	300,082	343,331	1,615,501

Loss from operations	(3,284)	(17,539)	(150,729)	(165,928)	(1,433,429)
Interest income (expense), net	2,351	672	(406)	2,673	10,490
Gain on settlement of distribution agreement	—	—	104,071	—	—
Other income (expense), net	623	2,366	691	(5,694)	(44,393)

Loss from continuing operations	(310)	(14,501)	(46,373)	(168,949)	(1,467,332)
Gain on disposition of discontinued operations	855	7,294	2,530	11,790	—
Income (loss) from discontinued operations	—	(679)	(3,281)	(6,266)	1,743

Net income (loss)	545	(7,886)	(47,124)	(163,425)	(1,465,589)
Convertible preferred stock dividend	(311)	—	—	—	—

Net income (loss) applicable to common stockholders	$234	$(7,886)	$(47,124)	$(163,425)	$(1,465,589)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$(0.11)	$(0.39)	$(1.43)	$(13.66)
Discontinued operations	0.01	0.05	(0.01)	0.05	0.02

Basic income (loss) per share applicable to common stockholders	$0.00	$(0.06)	$(0.40)	$(1.39)	$(13.64)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.00)	$(0.11)	$(0.39)	$(1.43)	$(13.66)
Discontinued operations	0.00	0.05	(0.01)	0.05	0.02

Diluted income (loss) per share applicable to common stockholders	$0.00	$(0.06)	$(0.40)	$(1.39)	$(13.64)

Shares used in calculation of income (loss) per share
Basic	147,175	136,518	118,996	117,900	107,433

Diluted	182,548	136,518	118,996	117,900	107,433

(1)	Acquisitions during the year ended December 31, 2001 include Internet Pictures Corporation (“iPIX”), Computer for Tracts (“CFT”), Homewrite, Inc., Homebid.com, Inc., and Move.com Group which includes Welcome Wagon International, Inc., and RENTNET®.

(2)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Stock-based Charges:
Revenue	$—	$—	$1,119	$1,501	$2,456
Cost of revenue	—	—	16	134	383
Sales and marketing	291	301	3,795	63,848	71,188
Product and web site development	—	—	15	127	361
General and administrative	824	518	164	1,297	6,237
Restructuring charges	—	—	2,140	—	—

	$1,115	$819	$7,249	$66,907	$80,625

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash and short-term investments	$152,322	$59,859	$35,517	$80,463	$38,272
Working capital (deficiency)	95,810	1,059	(70,729)	(80,763)	(31,888)
Total assets	249,026	150,504	153,548	379,208	615,037
Obligation under capital lease	1,005	2,765	1,904	—	—
Series B convertible preferred stock	91,349	—	—	—	—
Total stockholders’ equity	$61,924	$57,393	$328	$38,730	$183,256

(3)	We adopted SFAS No. 142 in 2002 and ceased amortizing goodwill as required by that standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”

Overview

Our History

We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. That 15% ownership in RealSelect, Inc. was exchanged for stock in Homestore.com®, Inc. in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed the corporate name to Homestore.com®, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002. We announced our intention in February 2006 to change our name in June to Move, Inc., subject to approval by our shareholders at our next annual meeting.

Our Business

We have created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. Our web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on our web sites and number of property listings. We generate most of our revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, homebuilders, and rental property owners, and other local and national advertisers interested in reaching our consumer audience before, during or after a move. We also provide software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. We derive all of our revenues from our North American operations.

Our primary consumer web sites include REALTOR.com®, the official site of the NAR; HomeBuilder.com®, the official site of the NAHB; RENTNET®.com, an apartment, corporate housing and self store resource; SeniorHousingNettm.com, a comprehensive resource for seniors; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. During the second quarter of 2006, we intend to launch Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.comtm will replace HomeBuilder.com®, RENTNET®.com and Homestore.com® and we will begin promoting those under the MOVE brand.

Business Trends and Conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. The foregoing conditions have meant that homebuilders spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue. Some reports have forecasted that interest rates will continue to rise and housing sales could slow down in 2006. This slow down could increase marketing spending on the internet and provide us with opportunities for revenue growth.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

Real Estate Services segment:  Our Real Estate Services segment evolved as a business providing Internet applications to real estate professionals. In recent years, it became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business. Our Top Producer® product was a desktop application that required some knowledge of the operations of a desktop computer.

In 2003, we responded to our customers’ needs and revamped our service offerings. We began to price our services based on the size of the market and the number of properties a customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change has been reasonably well-accepted by our customers.

In late 2002, Top Producer® introduced a monthly subscription model of an online application. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product was still attractive to some real estate professionals, our customer base has shifted to the online application and we believe it will completely replace our desktop product this year.

Move-Related Services segment:  The uncertain economic conditions from early 2001 through 2003 had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small business more than other businesses. These economic conditions have caused a significant decline in our revenue in this segment over the past three years. We are starting to see some improvement in market conditions in some geographic areas, but it could take considerable time before this segment yields meaningful growth, if at all.

•	Investment Strategy: We have made substantial investments in our business in recent years in order to improve our ability to bring consumers and advertisers together. As a result of our greater understanding of both consumer and customer needs, we have concluded that we need to demonstrate strong capabilities in four core areas: size and quality of consumer audience, dept and breadth of content, enduring industry relationships, and scalable business models. We recently announced significant changes to our branding, product and pricing strategies to better align our solutions with these core competencies.

Acquisitions and Dispositions

On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.0 million in cash subject to certain post-closing adjustments. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities.

On December 21, 2004, we entered into an Asset Purchase Agreement with Newstar Systems, Inc. (“Newstar”) pursuant to which we agreed to sell our Computer for Tracts (“CFT”) software business, which at the time had been reported as part of our software segment, for a purchase price of approximately $2.5 million in cash. The transaction closed on December 21, 2004, resulting in a gain on disposition of discontinued operations of approximately $1.6 million.

On October 6, 2004, we entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which we agreed to sell our Wyldfyre software business, which at the time had been reported as part of our software segment, for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. In the fourth quarter of 2005, the entire amount of the escrow fund, $0.9 million, was released and recognized as “Gain on disposition of discontinued operations” for the year ended December 31, 2005.

Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflect the disposition of our Wyldfyre and CFT divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	Year Ended December 31,
	2004	2003

Revenue	$9,137	$12,788
Total expenses	9,816	16,069

Loss from discontinued operations	$(679)	$(3,281)

The calculation of the gain on the sale of discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Gross proceeds from sale	$855	$10,981	$2,300
Less:
Cash subject to escrow	—	850	—
Net assets sold	—	2,210	—
Transaction costs	—	627	—
Cash and Homestore stock received from purchase of iPlace	—	—	(230)

Gain on disposition of discontinued operations	$855	$7,294	$2,530

The cash and stock received in the year ended December 31, 2003 from the purchase of iPlace relates to the settlement of the original escrow related to our purchase of iPlace in 2001.

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

Revenue Recognition — We derive our revenue primarily from two sources:

•	software revenue, which includes software licenses and support revenue which includes software maintenance, training, consulting and web site hosting revenue; and

•	advertising revenue for running online advertising on our web sites or offline advertising placed in our publications.

As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

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

Software revenue — We generally license our software products in two ways:

•	on a one-year term basis; and

•	on a monthly subscription basis.

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

For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. Our arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Revenue for maintenance services are recognized ratably over the contract term. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.

Advertising Revenue — We sell online and offline advertising. Online advertising revenue includes three revenue streams:

•	impression based;

•	fixed fee subscriptions; and

•	variable, performance based agreements.

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

Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, an additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us) our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount.

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

When we determine that the carrying value of goodwill, other intangible assets and other long lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In each of the third and fourth quarters of 2003, we recognized an impairment of our long-lived assets. See Note 5, “Impairment of Long-lived Assets,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 21, “Settlements of Disputes and Litigations” and Note 22, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

We have only a limited operating history, and our business model has been modified over the past three years. We have also recently announced additional changes to our business model. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	execute our business model, including the recently announced changes to that model;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly in our early history, only recently have we have been able to begin to again generate growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In order to reduce our operating cost structure to a sustainable level commensurate with our revenues, we have gone through four restructurings during the last four years. We have achieved net income in a few recent quarters, but we may not be able to sustain it. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors.”

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Consolidated Statement of Operations Data:
Revenue(1)	$252,622	$216,860	$198,227
Related party revenue	—	—	7,695

Total revenue	252,622	216,860	205,922
Cost of revenue(1)	56,188	50,829	56,569

Gross profit	196,434	166,031	149,353
Operating expenses:
Sales and marketing(1)	91,071	88,388	101,122
Product and web site development(1)	22,059	15,362	17,065
General and administrative(1)	82,545	68,442	65,333
Amortization of intangible assets(1)	3,624	7,894	21,863
Restructuring charges(1)	(1,331)	1,316	4,100
Impairment of long-lived assets	—	—	26,999
Litigation settlement	1,750	2,168	63,600

Total operating expenses	199,718	183,570	300,082

Loss from operations	(3,284)	(17,539)	(150,729)
Interest income (expense), net	2,351	672	(406)
Gain on settlement of distribution agreement	—	—	104,071
Other income, net	623	2,366	691

Loss from continuing operations	(310)	(14,501)	(46,373)
Gain on disposition of discontinued operations	855	7,294	2,530
Loss from discontinued operations	—	(679)	(3,281)

Net income (loss)	545	(7,886)	(47,124)
Convertible preferred stock dividend	(311)	—	—

Net income (loss) applicable to common stockholders	$234	$(7,886)	$(47,124)

(1)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$—	$—	$1,119
Cost of revenue	—	—	16
Sales and marketing	291	301	3,795
Product and web site development	—	—	15
General and administrative	824	518	164
Restructuring charges	—	—	2,140

	$1,115	$819	$7,249

	Year Ended December 31,
	2005	2004		2003
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%		96%
Related party revenue	—	—		4

Total revenue	100	100		100
Cost of revenue	22	23		27

Gross profit	78	77		73
Operating expenses:
Sales and marketing	36	41		49
Product and web site development	9	7		8
General and administrative	33	32		32
Amortization of intangible assets	1	4		11
Restructuring charges	(1)	—		2
Impairment of long-lived assets	—	—		13
Litigation settlement	1	1		31

Total operating expenses	79	85		146

Loss from operations	(1)	(8)		(73)
Interest income (expense), net	1	—		—
Gain on settlement of distribution agreement	—	—		50
Other income, net	—	1		—

Loss from continuing operations	—	(7)		(23)
Gain on disposition of discontinued operations	—	3		1
Loss from discontinued operations	—	—		(1)

Net income (loss)	—	(4)		(23)
Convertible preferred stock dividend	—	—		—

Net income (loss) applicable to common stockholders	—%	(4	) %	(23)%

For the Years Ended December 31, 2005 and 2004

Revenue and Related Party Revenue

Revenue increased approximately $35.8 million, or 16%, to $252.6 million for the year ended December 31, 2005 from revenue of $216.8 million for the year ended December 31, 2004. The increase in revenue was due to increases of $33.0 million in the Real Estate Services segment and $2.8 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue increased approximately $5.4 million, or 11%, to $56.2 million for the year ended December 31, 2005 from $50.8 million for the year ended December 31, 2004. The increase was primarily due to increases in personnel related costs of $2.1 million, increases in material and shipping costs of $2.7 million, increases in hosting and imaging costs of $1.0 million, and other cost increases of $1.1 million, offset by a $1.5 million decrease in royalties resulting from renegotiated contracts.

Gross margin percentage for the year ended December 31, 2005 was 78%, compared to 77% for the year ended December 31, 2004. The increase in gross margin percentage was primarily due to the factors mentioned above.

Operating Expenses

We have provided the major categories of changes in each of our operating expenses so our investors can better understand our operating expense structure.

Sales and Marketing.  Sales and marketing expenses, including non-cash stock-based charges, increased approximately $2.7 million, or 3%, to $91.1 million for the year ended December 31, 2005 from $88.4 million for the year ended December 31, 2004. The overall increase was primarily due to increases in personnel related costs of $5.0 million and increased marketing costs of $1.2 million, offset by reduced online and portal costs of $2.9 million due to renegotiated agreements and other cost reductions of $0.6 million.

Product and Web site Development.  Product and web site development expenses increased approximately $6.7 million, or 44%, to $22.1 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004. The increase was primarily due to an increase in consulting and personnel related costs to improve our product offerings in our HomeBuilder.com®, RENTNET®, Top Producer®, and Welcome Wagon® businesses.

General and Administrative.  General and administrative expenses, including non-cash stock-based charges, increased approximately $14.1 million, or 21%, to $82.5 million for the year ended December 31, 2005 from $68.4 million for the year ended December 31, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers and the resulting settlement agreements with certain of these former officers as discussed in Note 21 “Settlements of Disputes and Litigation” and Note 22 “Commitments and Contingencies”, to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, we recorded $15.6 million in expenses during the year ended December 31, 2005 compared to $7.2 million during the year ended December 31, 2004, an increase of $8.4 million. There were also increases in personnel related costs of $4.5 million and consulting costs of $3.7 million resulting from various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center. These increases were offset by a $1.6 million reduction in accounting fees as the cost of compliance with Section 404 of Sarbanes-Oxley and associated audit costs were reduced during our second year of complying and other cost decreases of $0.9 million. Our general and administrative expenses continue to be larger as a percentage of our revenues than many companies of our size. These expenses have been impacted by our legal costs as well as our continuing costs of compliance with Section 404 of the Sarbanes-Oxley legislation. We will continue to focus on reducing these expenses, but some of these costs, such as our corporate office costs, may not be reduced for a number of years.

Amortization of Intangible Assets.  Amortization of intangible assets was $3.6 million for the year ended December 31, 2005 compared to $7.9 million for the year ended December 31, 2004. The decrease in amortization was due to certain intangible assets becoming fully amortized during 2005.

Restructuring Charges.  We recorded a $1.3 million reduction to our restructuring charges for the year ended December 31, 2005 as a result of changes in estimates for previous restructuring plans. These changes resulted primarily from a decrease in the estimate for charges related to our San Francisco office space and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities.

Restructuring charges were $1.3 million for the year ended December 31, 2004 as a result of revisions to estimates of our sublease assumptions of our remaining San Francisco office space and changes in the exchange rates for our Canadian lease. There were no new restructuring plans approved during the years ended December 31, 2005 and 2004.

Litigation Settlement.  We recorded litigation settlement charges of $1.8 million and $2.2 million for the years ended December 31, 2005 and December 31, 2004, respectively. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Charges.  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2005	2004

Sales and marketing	$291	$301
General and administrative	824	518

	$1,115	$819

Stock-based charges remained relatively consistent, increasing by $296,000, to $1.1 million for the year ended December 31, 2005 compared to $0.8 million for the year ended December 31, 2004.

Interest Income, Net

Interest income, net, increased $1.7 million to net interest income of $2.4 million for the year ended December 31, 2005 from net interest income of $672,000 for the year ended December 31, 2004, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Other Income, Net

Other income, net, decreased $1.7 million to net other income of $623,000 for the year ended December 31, 2005 compared to net other income of $2.4 million for the year ended December 31, 2004 primarily due to a $1.4 million gain realized on the sale of an office building owned by the Company during the year ended December 31, 2004. There was no sale of assets of similar magnitude during the year ended December 31, 2005.

Gain on Disposition of Discontinued Operations and Loss from Discontinued Operations

On October 6, 2004, we sold our Wyldfyre division for $8.5 million in cash and recorded a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. On December 21, 2004, we sold our Computers for Tracts division for $2.5 million and recorded a gain on disposition of discontinued operations of $1.6 million for the year ended December 31, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Consolidated Financial Statements reflect these as discontinued operations. The results of operations for the Wyldfyre and Computer for Tracts divisions included operating losses of $679,000 for the year ended December 31, 2004. During the year ended December 31, 2005, we recorded a gain on disposition of discontinued operations of $855,000 as a result of the release of escrowed funds related to the sale of Wyldfyre.

Income Taxes

As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income taxes for the years ended December 31, 2005 and December 31, 2004. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, we revised our business segments to align with the way we are approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach new movers and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total

Revenue	$181,324	$71,298	$—	$252,622	$148,359	$68,501	$—	$216,860
Cost of revenue	27,902	26,346	1,940	56,188	28,213	21,784	832	50,829

Gross profit (loss)	153,422	44,952	(1,940)	196,434	120,146	46,717	(832)	166,031
Sales and marketing	60,125	29,644	1,302	91,071	59,039	28,637	712	88,388
Product and web site development	15,922	3,755	2,382	22,059	13,425	1,936	1	15,362
General and administrative	22,750	12,832	46,963	82,545	21,033	12,373	35,036	68,442
Amortization of intangible assets	—	—	3,624	3,624	—	—	7,894	7,894
Restructuring charges	—	—	(1,331)	(1,331)	—	—	1,316	1,316
Litigation settlement	—	—	1,750	1,750	—	—	2,168	2,168

Total operating expenses	98,797	46,231	54,690	199,718	93,497	42,946	47,127	183,570

Income (loss) from operations	$54,625	$(1,279)	$(56,630)	$(3,284)	$26,649	$3,771	$(47,959)	$(17,539)

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com®, RENTNET® and SeniorHousingNettm.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.

Real Estate Services revenue increased approximately $33.0 million, or 22%, to $181.3 million for the year ended December 31, 2005, compared to $148.4 million for the year ended December 31, 2004. The revenue increase was primarily generated by a $28.3 million increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listings Product and a $7.2 million increase in our Top Producer® product offerings as our subscriber base for the on- line software continues to grow. These increases were partially offset by a reduction in revenue from our HomeBuilder.com® and RENTNET® businesses of $2.4 million. Real Estate Services revenue represented approximately 72% of total revenue for the year ended December 31, 2005 compared to 68% of the total revenue for the year ended December 31, 2004.

Real Estate Services expenses increased $5.0 million, or 4%, to $126.7 million for the year ended December 31, 2005 from $121.7 million for the year ended December 31, 2004. The increase was primarily due to a $6.7 million increase in personnel related costs resulting from increased sales and product development efforts and other operating cost increases of $1.5 million, offset by a $1.6 million reduction in royalty expense and a $1.6 million reduction in online distribution costs related to new agreements.

Real Estate Services generated operating income of $54.6 million for the year ended December 31, 2005 compared to operating income of $26.6 million for the year ended December 31, 2004 primarily due to the significant growth in revenues. We have announced plans for additional investments in our HomeBuilder.com® and RENTNET® businesses that could negatively impact our operating income in this segment in the near future. We continue to seek increased revenue through new product offerings and new market opportunities.

Move-Related Services

Move-Related Services consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Homestore.com® and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sales of new home plans and related magazines through our Homestore Plans and Publications business.

Move-Related Services revenue increased $2.8 million, or 4%, to $71.3 million for the year ended December 31, 2005, compared to $68.5 million for the year ended December 31, 2004. The increase was primarily generated in our Welcome Wagon® business through new product offerings, including Early Advantagetm which was introduced in late 2004 and the National Book introduced in the fourth quarter of 2005, as well as continued growth in our Pinpoint product. Our on-line advertising revenue increased $1.4 million, offset by a $1.0 million reduction in revenues generated by home plans. Move-Related Services revenue represented approximately 28% of total revenue for the year ended December 31, 2005, compared to 32% of total revenue for the year ended December 31, 2004.

Move-Related Services expenses increased $7.8 million, or 12%, to $72.6 million for the year ended December 31, 2005 from $64.7 million for the year ended December 31, 2004. The increase was primarily due to increased cost of sales of $4.6 million associated with the new products described above, increased product development costs of $1.8 million as investments are being made to create new on-line consumer products, increased personnel related costs in sales and marketing of $2.7 million, offset by a $1.3 million reduction in online marketing and portal fees.

Move-Related Services generated an operating loss of $1.3 million for the year ended December 31, 2005 compared to operating income of $3.8 million for the year ended December 31, 2004 primarily due to factors outlined above. We have announced plans for additional investments in our Welcome Wagon® business that could negatively impact our operating results in this segment in the near future. We continue to seek increased revenue through new product offerings and new market opportunities. We expect that our recent acquisition of Moving.com will contribute to increased revenue in this segment in 2006, but may not contribute to profitability.

Unallocated

Unallocated expenses increased $8.7 million, or 18%, to $56.6 million for the year ended December 31, 2005 from $48.0 million for the year ended December 31, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers and the resulting settlement agreements with certain of these former officers as discussed in Note 21 “Settlements of Disputes and Litigation,” and Note 22, “Commitments and Contingencies,” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, we recorded $15.6 million in expenses during the year ended December 31, 2005 compared to $7.2 million in expenses during the year ended December 31, 2004, an increase of $8.4 million. There were increases in consulting and personnel related costs of $7.5 resulting from various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center as well as other cost increases of $1.3 million, offset by a $4.3 million decrease in amortization as certain intangibles became fully amortized during 2005, a $2.6 million reduction in restructuring charges and a $1.6 million reduction in accounting fees as the cost of compliance with Section 404 of Sarbanes-Oxley and associated audit costs were reduced during our second year of complying. We continue to seek reductions in our corporate overhead expenses but cannot provide assurances that reductions will be achieved.

For the Years Ended December 31, 2004 and 2003

Revenue and Related Party Revenue

Revenue, including non-cash stock-based charges, increased approximately $10.9 million, or 5%, to $216.8 million for the year ended December 31, 2004 from revenue of $205.9 million for the year ended December 31, 2003. The increase in revenue was due to increases of $6.2 million in the Real Estate Services segment and $4.7 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue, including non-cash stock-based charges, decreased approximately $5.7 million, or 10%, to $50.8 million for the year ended December 31, 2004 from $56.5 million for the year ended December 31, 2003. The decrease was primarily due to our continued cost cutting efforts over the past three years that resulted in restructuring charges in the first and third quarters of 2002 and the fourth quarter of 2003. The reductions consisted of decreases in personnel related costs of $1.7 million and decreases in royalties and fees of $4.9 million, partially offset by increases in other direct costs of $0.9 million. The decrease in royalties and fees was primarily due to the Real Estate Services segment renewing its contracts with MLS’s on terms that did not require us to pay future royalties.

Gross margin percentage for the year ended December 31, 2004 was 77%, compared to 73% for the year ended December 31, 2003. The increase in gross margin percentage was primarily due to the factors mentioned above.

Operating Expenses

We have provided the major categories of changes in each of our operating expenses so our investors can better understand our operating expense structure.

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

Product and Web site Development.  Product and web site development expenses, including non-cash stock-based charges, decreased approximately $1.7 million, or 10%, to $15.4 million for the year ended December 31,

2004 from $17.1 million for the year ended December 31, 2003. The decrease was primarily due to decreases in personnel related costs of $1.0 million due to our restructuring efforts and other cost reductions of $0.7 million.

General and Administrative.  General and administrative expenses, including non-cash stock-based charges, increased approximately $3.1 million, or 5%, to $68.4 million for the year ended December 31, 2004 from $65.3 million for the year ended December 31, 2003. The increase was primarily due to a $7.2 million loss contingency accrual for the potential advancement of legal costs of former officers and directors and increases in accounting fees of $2.6 million primarily due to the cost of compliance with Section 404 of the Sarbanes-Oxley Act. These increases were offset by decreases in personnel related costs of $4.3 million due to our restructuring efforts, decreases in bad debt expense of $1.9 million resulting from a closer alignment between our sales force compensation and tighter credit and collection policies, and other operating cost decreases of $0.5 million. Our general and administrative expenses continue to be larger as a percentage of our revenues than many companies of our size. These expenses have been impacted by our legal costs as well as our costs to prepare for compliance in 2004 with Section 404 of the Sarbanes-Oxley Act. We will continue to focus on reducing these expenses, but some of these costs, such as our corporate office costs, may not be reduced for a number of years and some, like our legal expense, are not totally within our control.

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

Restructuring charges were $4.1 million for the year ended December 31, 2003, related to restructuring plans approved in fourth quarter of 2003. As part of this restructuring and integration plan, we undertook a review of our existing operations and elected to change our management structure and identified and notified approximately 95 employees whose positions with the Company were eliminated. The work force reductions affected approximately 7 in research and development, 17 in production, 37 in sales and marketing and 34 in administrative functions resulting in a charge of $3.5 million. In addition, we revised estimates on previous restructuring plans and recorded an additional charge of $560,000 to properly reflect our current estimates. The primary factor in this change in estimate was the continued slow demand for office space in San Francisco where we still have one floor of a large facility available for sublease.

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

Stock-based Charges.  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2004	2003

Revenue	$—	$1,119
Cost of revenue	—	16
Sales and marketing	301	3,795
Product and web site development	—	15
General and administrative	518	164
Restructuring charges	—	2,140

	$819	$7,249

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

Other Income, Net

Other income, net, increased $1.7 million to $2.4 million for the year ended December 31, 2004 compared to $691,000 for the year ended December 31, 2003 primarily due to a $1.4 million gain realized on the sale of an office building owned by the Company and a $400,000 gain on the sale of other assets.

Gain on Disposition of Discontinued Operations and Loss from Discontinued Operations

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

On April 2, 2002, we sold our ConsumerInfo division for $130.0 million in cash to Experian. We recorded a gain on disposition of discontinued operations of $2.5 million during the year ended December 31, 2003, as a result of our receipt of cash and stock valued at $230,000 released from the escrow related to our purchase of iPlace (of which our ConsumerInfo division was formerly a subsidiary) and our receipt of $2.3 million in cash from the escrow related to the sale of our ConsumerInfo division.

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

Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, we revised our business segments to align with the way we are approaching the market: Real Estate Services for those products and services offered by industry professionals trying to reach new movers and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on two segments, consisting of Real Estate Services and Move-Related Services. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total

Revenue	$148,359	$68,501	$—	$216,860	$142,183	$63,739	$—	$205,922
Cost of revenue	28,213	21,784	832	50,829	33,779	21,381	1,409	56,569

Gross profit (loss)	120,146	46,717	(832)	166,031	108,404	42,358	(1,409)	149,353
Sales and marketing	59,039	28,637	712	88,388	65,547	29,606	5,969	101,122
Product and web site development	13,425	1,936	1	15,362	15,115	1,929	21	17,065
General and administrative	21,033	12,373	35,036	68,442	21,854	12,767	30,712	65,333
Amortization of intangible assets	—	—	7,894	7,894	—	—	21,863	21,863
Litigation settlement	—	—	2,168	2,168	—	—	63,600	63,600
Restructuring charges	—	—	1,316	1,316	—	—	4,100	4,100
Impairment of long-lived assets	—	—	—	—	—	—	26,999	26,999

Total operating expenses	93,497	42,946	47,127	183,570	102,516	44,302	153,264	300,082

Income (loss) from operations	$26,649	$3,771	$(47,959)	$(17,539)	$5,888	$(1,944)	$(154,673)	$(150,729)

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com®, RENTNET® and SeniorHousingNettm.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising services, including enhanced listings, banner ads, sponsorships and other promotions of services which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contacts with customers.

Real Estate Services revenue increased approximately $6.2 million, or 4%, to $148.4 million for the year ended December 31, 2004, compared to $142.2 million for the year ended December 31, 2003. The revenue increase was primarily generated by a $7.8 million increase in our REALTOR.combusiness driven by increased customer count and higher average spending per customer on our Enhanced Listings Products and a $3.2 million increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow since its launch in late 2002. These increases were partially offset by a reduction in revenue from our HomeBuilder.com® and RENTNET® businesses of $4.8 million. Real Estate Services revenue represented approximately 68% of total revenue for the year ended December 31, 2004 compared to 69% of the total revenue for the year ended December 31, 2003.

Real Estate Services expenses decreased $14.6 million, or 11%, to $121.7 million for the year ended December 31, 2004 from $136.3 million for the year ended December 31, 2003. The decrease was primarily due to decreases in personnel related costs of $7.4 million due to our restructuring efforts, cost of revenue savings of $4.4 million due to a reduction in royalty expense resulting from new MLS agreements eliminating the requirement for future royalties, sales and marketing savings of $1.0 million due to reduced marketing spending, and general and administrative savings of $2.6 million due to improved collections resulting in lower bad debt expense. These decreases were partially offset by other operating expense increases of $0.8 million.

Real Estate Services generated operating income of $26.6 million for the year ended December 31, 2004 compared to operating income of $5.9 million for the year ended December 31, 2003 primarily due to factors outlined above.

Move-Related Services

Move-Related Services consists of advertising products and services on Homestore.com® and other related sites including a variety of advertising services, including banner ads, sponsorships, integrated content and text-based links and rich media applications which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover advertising products and the sale of new home plans and related magazines through our Homestore Plans and Publications business.

Move-Related Services revenue increased $4.8 million, or 7%, to $68.5 million for the year ended December 31, 2004, compared to $63.7 million for the year ended December 31, 2003. The increase was primarily due to a $3.6 million increase in advertising revenues with the remaining increase resulting from the new Pinpoint product introduced by Welcome Wagon® in early 2003. Move-Related Services revenue represented approximately 32% of total revenue for the year ended December 31, 2004, compared to 31% of total revenue for the year ended December 31, 2003.

Move-Related Services expenses decreased $1.0 million, or 1%, to $64.7 million for the year ended December 31, 2004 from $65.7 million for the year ended December 31, 2003. The decrease was primarily due to lower online marketing and portal fees.

Move-Related Services generated operating income of $3.8 million for the year ended December 31, 2004 compared to an operating loss of $1.9 million for the year ended December 31, 2003 primarily due to the factors outlined above.

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

Liquidity and Capital Resources

Net cash provided by continuing operating activities of $6.6 million for the year ended December 31, 2005 was attributable to the net loss from continuing operations of $0.3 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts and stock-based charges, aggregating to $13.0 million and increased by the gain on sale of fixed assets and other non-cash items of $0.3 million. Reducing the cash provided by continuing operating activities were the changes in operating assets and liabilities of approximately $5.8 million, primarily driven by a $4.2 million increase in accounts receivable resulting from new product offerings.

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

Net cash used in investing activities of $105.0 million for the year ended December 31, 2005 was attributable to purchases of short- term investments of $116.3 million and increased capital expenditures of $11.2 million due to the build-out of a new data center, partially offset by maturities of short-term investments of $22.3 million and the sale of assets of $0.2 million. The actual cash used in investing activities was $11.0 million, as the $116.3 million and $22.3 million of investment activity is a classification requirement. These investments are available to us as cash in less than 60 days at any point in time and there is minimal principal risk.

Net cash used in investing activities of $20.4 million for the year ended December 31, 2004 was attributable to purchases of short- term investments of $24.5 million and increased capital expenditures due to the implementation of our new enterprise reporting system and increased capacity for our data center of $3.7 million, partially offset by the sale of assets of $6.7 million primarily due to the sale of our Welcome Wagonfacility and maturities of short-term investments of $1.0 million. The actual cash provided by investing activities was $3.0 million, as the $24.5 million and $1.0 million of investment activity was a classification requirement.

Net cash provided by financing activities of $95.9 million for the year ended December 31, 2005 was primarily attributable to $94.1 million in net proceeds from the sale of convertible preferred stock and $3.6 million due to the exercise of stock options, partially offset by $1.8 million in capital lease payments.

Net cash provided by financing activities of $1.8 million for the year ended December 31, 2004 was primarily attributable to $3.9 million due to the exercise of stock options, warrants and share purchases under the employee stock purchase plan, partially offset by $2.1 million in capital lease payments.

We have generated positive operating cash flows in each of the last two years. We have stated our intention to invest in our products, our infrastructure, and in branding Move.comtm although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Due in One	Due in One	Due in Three	Over
	Payments Due	Year or Less	to Three Years	to Five Years	Five Years

Capital lease obligations	$1,021	$1,021	$—	$—	$—
Operating lease obligations	20,322	6,801	7,484	1,789	4,248
Obligations under restructuring charges	3,557	3,019	538	—	—
Distribution agreements	22,675	14,975	7,700	—	—
Other purchase obligations	7,710	1,542	3,084	3,084	—

Total	$55,285	$27,358	$18,806	$4,873	$4,248

In addition, we have commitments of approximately $1.1 million to purchase property, plant and equipment as of December 31, 2005.

Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand Move and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we announced plans to change our corporate name to Move, Inc. and introduced our new MOVE brand, under which we will promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new website, Move.comtm. We will incur considerable costs in introducing and maintaining our new brand, which may not produce the same or greater revenue than we have experienced in the past. In November 2005, we sold an aggregate of 100,000 shares of our Series B Preferred Stock for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts needed to fund our business or for terms that are desirable.

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

Recent Accounting Developments

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the SEC adopted a new rule which defers the compliance date of

SFAS No. 123(R) until 2006 for calendar year companies such as the Company. Consistent with the new rule, the Company intends to adopt SFAS No. 123(R) in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Company’s financial condition, results of operations or liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Homestore, Inc.

We have audited the accompanying consolidated balance sheets of Homestore, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestore, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Homestore, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 8, 2006

HOMESTORE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$13,272	$14,819
Short-term investments	139,050	45,040
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,399 at December 31, 2005 and 2004, respectively	15,966	12,532
Other current assets	19,485	12,498

Total current assets	187,773	84,889
Property and equipment, net	20,717	15,242
Goodwill, net	19,502	19,502
Intangible assets, net	14,264	17,864
Restricted cash	5,026	5,840
Other assets	1,744	7,167

Total assets	$249,026	$150,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,427	$2,675
Accrued expenses	40,879	39,894
Obligation under capital leases	1,005	1,774
Deferred revenue	43,652	39,487

Total current liabilities	91,963	83,830
Obligation under capital leases	—	991
Deferred revenue	76	4,100
Other non-current liabilities	3,714	4,190

Total liabilities	95,753	93,111
Commitments and contingencies (Note 22)
Series B convertible preferred stock	91,349	—
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 149,201 and 146,868 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	149	147
Additional paid-in capital	2,047,456	2,043,053
Deferred stock-based charges	(351)	(406)
Accumulated other comprehensive income	343	409
Accumulated deficit	(1,985,673)	(1,985,810)

Total stockholders’ equity	61,924	57,393

Total liabilities and stockholders’ equity	$249,026	$150,504

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenue (including non-cash equity charges, see note 2)	$252,622	$216,860	$198,227
Related party revenue	—	—	7,695

Total revenue	252,622	216,860	205,922
Cost of revenue (including non-cash equity charges, see note 2)	56,188	50,829	56,569

Gross profit	196,434	166,031	149,353
Operating expenses:
Sales and marketing (including non-cash equity charges, see note 2)	91,071	88,388	101,122
Product and web site development (including non-cash equity charges, see note 2)	22,059	15,362	17,065
General and administrative (including non-cash equity charges, see note 2)	82,545	68,442	65,333
Amortization of intangible assets	3,624	7,894	21,863
Restructuring charges (including non-cash equity charges, see note 2)	(1,331)	1,316	4,100
Impairment of long-lived assets	—	—	26,999
Litigation settlement	1,750	2,168	63,600

Total operating expenses	199,718	183,570	300,082

Loss from operations	(3,284)	(17,539)	(150,729)
Interest income (expense), net	2,351	672	(406)
Gain on settlement of distribution agreement	—	—	104,071
Other income, net	623	2,366	691

Loss from continuing operations	(310)	(14,501)	(46,373)
Gain on disposition of discontinued operations	855	7,294	2,530
Loss from discontinued operations	—	(679)	(3,281)

Net income (loss)	545	(7,886)	(47,124)
Convertible preferred stock dividend	(311)	—	—

Net income (loss) applicable to common stockholders	$234	$(7,886)	$(47,124)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$(0.11)	$(0.39)
Discontinued operations	0.01	0.05	(0.01)

Basic income (loss) per share applicable to common stockholders	$0.00	$(0.06)	$(0.40)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.00)	$(0.11)	$(0.39)
Discontinued operations	0.00	0.05	(0.01)

Diluted income (loss) per share applicable to common stockholders	$0.00	$(0.06)	$(0.40)

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	147,175	136,518	118,996

Diluted	182,548	136,518	118,996

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Notes		Accumulated
	Convertible				Additional		Receivable	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	From	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stockholders	Charges	Income (loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2002	—	$—	117,839	$118	$1,990,755	$(18,567)	$(106)	$(2,246)	$(424)	$(1,930,800)	$38,730
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(47,124)	(47,124)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	180	—	180
Foreign currency translation	—	—	—	—	—	—	—	—	511	—	511

Comprehensive loss	—	—	—	—	—	—	—	—	691	(47,124)	(46,433)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	2,838	3	3,299	—	—	—	—	—	3,302
Settlement of stock issuance obligation	—	—	168	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	436	1	343	—	—	(344)	—	—	—
Repayment from stockholders	—	—	—	—	—	—	68	—	—	—	68
Repurchase and retirement of treasury stock	—	—	(12)	—	(4,416)	4,386	—	30	—	—	—
Repurchase of common stock	—	—	(31)	—	—	(38)	38	—	—	—	—
Stock-based charges	—	—	—	—	2,610	—	—	2,302	—	—	4,912
Shares returned from escrow relating to discontinued operations	—	—	(367)	—	—	(251)	—	—	—	—	(251)

Balance at December 31, 2003	—	$—	120,871	$122	$1,992,591	$(14,470)	$—	$(258)	$267	$(1,977,924)	$328
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(7,886)	(7,886)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	2	—	2
Foreign currency translation	—	—	—	—	—	—	—	—	140	—	140

Comprehensive loss	—	—	—	—	—	—	—	—	142	(7,886)	(7,744)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	3,146	4	3,862	—	—	—	—	—	3,866
Issuance of restricted stock	—	—	148	—	667	—	—	(367)	—	—	300
Retirement of treasury stock	—	—	—	(1)	(14,469)	14,470	—	—	—	—	—
Stock-based charges	—	—	—	—	—	—	—	219	—	—	219
Shares issued in settlement of litigation	—	—	22,703	22	60,402	—	—	—	—	—	60,424

Balance at December 31, 2004	—	$—	146,868	$147	$2,043,053	$—	$—	$(406)	$409	$(1,985,810)	$57,393
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	545	545
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	—	—	—	—	—	(64)	—	(64)

Comprehensive income	—	—	—	—	—	—	—	—	(66)	545	479

Issuance of common stock under exercise of stock options	—	—	1,962	2	3,617	—	—	—	—	—	3,619
Issuance of restricted stock	—	—	106	—	219	—	—	(219)	—	—	—
Stock-based charges	—	—	115	—	249	—	—	274	—	—	523
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	—	(408)	(408)
Shares issued in settlement of contractual obligations	—	—	150	—	318	—	—	—	—	—	318

Balance at December 31, 2005	—	$—	149,201	$149	$2,047,456	$—	$—	$(351)	$343	$(1,985,673)	$61,924

HOMESTORE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from continuing operating activities:
Loss from continuing operations	$(310)	$(14,501)	$(46,373)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	7,500	7,901	11,267
Amortization of intangible assets	3,624	7,894	21,863
Impairment of long-lived assets	—	—	26,999
Provision for doubtful accounts	731	340	2,266
Stock-based charges	1,115	819	7,249
Gain on settlement of distribution agreement	—	—	(104,071)
Gain on sales of property and equipment	(156)	(2,226)	—
Realized loss on sale of marketable securities	—	—	180
Other non-cash items	(109)	(40)	588
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(4,165)	(430)	3,716
Prepaid distribution expense	—	10,509	22,812
Other assets	(1,068)	(130)	1,108
Accounts payable and accrued expenses	(680)	1,414	37,971
Accrued distribution agreement	—	(7,406)	(22,162)
Deferred revenue	141	5,475	2,131
Deferred revenue from related parties	—	—	(6,657)

Net cash provided by (used in) continuing operating activities	6,623	9,619	(41,113)
Net cash provided by discontinued operations	855	9,915	421

Net cash provided by (used in) operating activities	7,478	19,534	(40,692)

Cash flows from investing activities:
Purchases of property and equipment	(11,154)	(3,716)	(8,937)
Purchases of short-term investments	(116,285)	(24,465)	(21,575)
Maturities of short-term investments	22,275	1,000	—
Proceeds from sales of marketable securities	—	—	1,320
Proceeds from sales of property and equipment	203	6,737	—

Net cash used in investing activities	(104,961)	(20,444)	(29,192)

Cash flows from financing activities:
Proceeds from payment of stockholders’ notes	—	—	61
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	3,619	3,866	3,302
Payments on capital lease obligations	(1,760)	(2,079)	—
Proceeds from sale of convertible preferred stock	94,077	—	—

Net cash provided by financing activities	95,936	1,787	3,363

Change in cash and cash equivalents	(1,547)	877	(66,521)

Cash and cash equivalents, beginning of period	14,819	13,942	80,463

Cash and cash equivalents, end of period	$13,272	$14,819	$13,942

The accompanying notes are an integral part of these consolidated financial statements.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Homestore, Inc. (“Homestore” or the “Company”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. The Company’s web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its web sites and number of property listings. The Company generates most of its revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, homebuilders and rental property owners, and other local and national advertisers interested in reaching the Company’s consumer audience before, during or after a move. The Company also provides software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. The Company derives all of its revenue from its North American operations.

The Company’s primary consumer websites include REALTOR.com®, the official site of NAR; HomeBuilder.com®, the official new home listing site of NAHB; RENTNET®, an apartment, corporate housing and self-storage resource; SeniorHousingNettm.com, a comprehensive resource for seniors; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. During the second quarter of 2006, the Company intends to launch Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.comtm will replace HomeBuilder.com®, RENTNET® and Homestore.com® and the Company will begin promoting those under the MOVE brand.

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

The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the years ended December 31, 2005, 2004 and 2003, realized gains and losses were insignificant.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short and long term investments, marketable equity securities and accounts and notes receivable. The Company’s accounts receivable are derived primarily from revenue earned from

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts and notes receivable.

During the year ended December 31, 2003, revenue from related party arrangements with Cendant Corporation and Real Estate Technology Trust (“RETT”) accounted for approximately 4% of the Company’s revenue (See Note 11). No other customer accounted for more than 10% of the Company’s revenue in any year. As of December 31, 2005 and 2004, no customer represented more than 5% of net accounts receivable.

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

Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment, three to five years for furniture, fixtures and office equipment, and five to seven years for machinery and equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

Product and Web site Development Costs — Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company’s web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over estimated economic lives, generally three years or less in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company had $2.9 million and $2.6 million of capitalized software costs and $2.6 million and $2.6 million of accumulated amortization included in computer software and equipment at December 31, 2005 and 2004, respectively.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2003, the Company recorded an impairment charge of $27.0 million (See Note 5). There were no impairment charges in the years ended December 31, 2005 and 2004.

The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Range of
Type	Lives

Customer, merchant lists and relationships	2-5
Exclusive electronic listing and rights agreement	9
NAR operating agreement	15
Online traffic	3
Porting relationships	5
Purchased content	5
Purchased technology	3-5
Tradename, trademarks, brand name	5-15
Other	2-15

Revenue Recognition — The Company derives its revenue primarily from two sources (i) software revenue, which includes software licenses and support revenue which includes software maintenance, training, consulting and web site hosting revenue and (ii) advertising revenue for running online advertising on the Company’s web sites or offline advertising placed in its publications. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Software Revenue — The Company generally licenses its software products in two ways: (i) on a one-year term basis; and (ii) on a monthly subscription basis. The Company’s hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year.

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. The Company recognizes license revenue upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Revenue for maintenance services are recognized ratably over the contract term. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.

Advertising Revenue — The Company sells online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) variable, performance based agreements. The impressions based agreements range from spot purchases to 12 month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. The Company measures performance related to advertising obligations on a monthly basis prior to the recording of revenue. Offline advertising revenue is recognized when the publications in which the advertising is displayed are shipped.

Shipping and Handling Income and Costs — The Company accounts for income and costs related to shipping and handling activities in accordance with the EITF Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Income from shipping and handling is included with revenue. Associated costs of shipping and handling are included in cost of revenue.

Advertising Expense — Advertising costs are expensed as incurred and totaled $16.5 million, $22.8 million and $22.9 million during the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 2005, 2004 and 2003, the pro forma amounts of the Company’s net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows (in thousands, except per share amounts):

	2005	2004	2003

Net income (loss) applicable to common stockholders:
As reported	$234	$(7,886)	$(47,124)
Add: Stock-based employee compensation charges included in reported net loss	550	300	3,069
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(17,429)	(15,747)	(20,067)

Pro forma net loss	$(16,645)	$(23,333)	$(64,122)

Net income (loss) per share — basic and diluted:
As reported	$0.00	$(0.06)	$(0.40)

Pro forma	$(0.11)	$(0.17)	$(0.54)

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rates	4%	3%	3%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	124%	130%	144%

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

The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenue	$—	$—	$1,119
Cost of revenue	—	—	16
Sales and marketing	291	301	3,795
Product and web site development	—	—	15
General and administrative	824	518	164
Restructuring charges	—	—	2,140

	$1,115	$819	$7,249

Stock-based charges for the years ended December 31, 2005, 2004 and 2003 include $0.3 million, $0.3 million and $2.3 million, respectively, related to vendor agreements with the remainder related to employee-based stock option charges.

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

Net Income (Loss) Per Share — Net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segments — The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, the Company revised its business segments to align with the way it is approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach new movers and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move.

Recent Accounting Developments — On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until 2006 for calendar year companies such as the Company. Consistent with the new rule, the Company intends to adopt SFAS No. 123(R) in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Company’s financial condition, the results of operations or liquidity.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2005 presentations.

3.	Discontinued Operations

On October 6, 2004, the Company entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which the Company agreed to sell its Wyldfyre software business, which at the time had been reported as part of the Company’s software segment for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. The entire amount in the escrow was released and an additional gain on disposition of discontinued operations of $855,000 was recognized for the year ended December 31, 2005.

On December 21, 2004, the Company entered into an Asset Purchase Agreement with Newstar Systems, Inc. (“Newstar”) pursuant to which the Company agreed to sell its Computer for Tracts (“CFT”) software business,

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which at the time had been reported as part of the Company’s software segment for a purchase price of approximately $2.5 million in cash. The transaction closed on December 21, 2004, resulting in a gain on disposition of discontinued operations of approximately $1.6 million.

On March 19, 2002, we entered into an agreement to sell our ConsumerInfo division, a former subsidiary of iPlace, to Experian Holdings, Inc. (“Experian”), for $130.0 million in cash. The transaction closed on April 2, 2002. As part of the sale to Experian, $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). In the second quarter of 2003, $2.3 million was released to us from the Indemnity Escrow and recognized as “Gain on disposition of discontinued operations.” As of December 31, 2005, cash in the Indemnity Escrow was $7.5 million. To the extent the Indemnity Escrow is released to us, we will recognize additional gain on disposition of discontinued operations.

The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties. (See Note 22.)

Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre, CFT, and ConsumerInfo divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	Year Ended December 31,
	2004	2003

Revenue	$9,137	$12,788
Total expenses	9,816	16,069

Loss from discontinued operations	$(679)	$(3,281)

The calculation of the gain on the sale of discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Gross proceeds from sale	$855	$10,981	$2,300
Less:
Cash subject to escrow	—	850	—
Net assets sold	—	2,210	—
Transaction costs	—	627	—
Cash and Homestore stock received from purchase of iPlace	—	—	(230)

Gain on disposition of discontinued operations	$855	$7,294	$2,530

The cash and stock received in the year ended December 31, 2003 from the purchase of iPlace relates to the settlement of the original escrow related to the Company’s purchase of iPlace in 2001.

4.	Restructuring Charges

In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve the Company’s customers. The plan included the unwinding of the Company’s

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations.

As part of this restructuring and integration plan, the Company under recorded a review of its existing locations and elected to close a number of satellite offices and identified and notified approximately 700 employees whose positions with the Company were eliminated. The work force reductions affected approximately 150 members of management, 100 in research and development, 200 in sales and marketing and 250 in administrative functions.

In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in restructuring charges on the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the year ended December 31, 2002, the Company revised its estimates relating to a lease obligation and recorded an additional $6.5 million charge. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $798,000 in 2002. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expires in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market have led the Company to revise these estimates on three other occasions. In the fourth quarter of 2003, the Company recorded an additional charge of $1.3 million. During the year ended December 31, 2004 the Company recorded an additional charge of approximately $1.0 million because the Company was uncertain it would be able to sublease the remaining one-third of the San Francisco property. During the year ended December 31, 2005, the Company negotiated a reduction to its lease obligation for the San Francisco property. That revision along with fluctuations in the exchange rate for some of the contractual obligations related to the foreign operations resulted in a $1.3 million reduction in the restructuring charges. A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	(6)	(4,970)	—	(576)	(5,552)
Change in estimates	(10)	1,290	—	(203)	1,077
Non-cash charges	—	—	—	—	—
Sale of a subsidiary	—	—	—	—	—

Restructuring accrual at December 31, 2003	11	10,000	—	384	10,395
Cash paid	(5)	(3,966)	—	(11)	(3,982)
Change in estimates	—	987	—	28	1,015
Restructuring accrual at December 31, 2004	6	7,021	—	401	7,428
Cash paid	—	(3,260)	—	(8)	(3,268)
Change in estimates	(6)	(1,172)	—	(148)	(1,326)

Restructuring accrual at December 31, 2005	$—	$2,589	$—	$245	$2,834

Substantially all of the remaining restructuring liabilities at December 31, 2005 will be paid during 2006. Any further changes to the accruals based upon current estimates will be reflected through the acquisition and restructuring charges line in the consolidated statement of operations.

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

In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in restructuring charges in the consolidated statement of operations. This charge consists of the employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the fourth quarter of 2003, the Company reduced its estimate for employee termination by $14,000 and increased its charge for lease obligations and related charges by $46,000 as a result of changes in exchange rates. During the year ended December 31, 2004, the Company increased its charge for lease obligations and related charges by $372,000 as a result of changes in exchange rates. During the year ended December 31, 2005, the Company increased its charge for lease obligation and related charges by $29,000 as a result of changes in exchange rates.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	(12)	(387)	—	(399)
Change in estimates	(14)	46	—	32

Restructuring accrual at December 31, 2003	—	1,365	—	1,365
Cash paid	—	(386)	—	(386)
Change in estimates	—	372	—	372

Restructuring accrual at December 31, 2004	—	1,351	—	1,351
Cash paid	—	(414)	—	(414)
Change in estimates	—	29	—	29

Restructuring accrual at December 31, 2005	$—	$966	$—	$966

All of the remaining restructuring liabilities at December 31, 2005 are related to lease obligations and will be paid through 2008. Any further changes to the accruals based upon current estimates will be reflected through restructuring charges in the consolidated statement of operations.

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

In connection with this restructuring and integration plan, the Company recorded a charge of $3.6 million in the third quarter of 2002, which was included in restructuring charges in the consolidated statement of operations. This charge consists of employee termination benefits of $1.6 million and facility closure charges of approximately $2.0 million. In the fourth quarter of 2003, the Company reduced its estimate for employee termination by $132,000 and reduced its lease obligations and related charges by $417,000 as a result of a buy-out of the remaining lease obligation. During the year ended December 31, 2005, the Company reduced its lease obligations and related charges by $20,000 as a result of a buy-out of the remaining lease obligation having satisfied all of its obligations under this restructuring plan.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the third quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Initial restructuring charge	$1,590	$2,033	$3,623
Cash paid	(1,190)	(253)	(1,443)

Restructuring accrual at December 31, 2002	400	1,780	2,180
Cash paid	(268)	(1,119)	(1,387)
Change in estimates	(132)	(417)	(549)

Restructuring accrual at December 31, 2003	—	244	244
Cash paid	—	(212)	(212)
Change in estimates	—	—	—

Restructuring accrual at December 31, 2004	—	32	32
Cash paid	—	(12)	(12)
Change in estimates	—	(20)	(20)

Restructuring accrual at December 31, 2005	$—	$—	$—

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

In connection with this restructuring and integration plan, the Company recorded a charge of $3.5 million in the fourth quarter of 2003, which was included in the acquisition and restructuring charges line in the consolidated statement of operations. This charge consists of employee termination benefits of $1.4 million and stock-based charges related the acceleration of vesting of certain options for terminated management personnel of approximately $2.1 million. In the first quarter of 2004, the Company reduced its estimate for employee termination benefits by $71,000. During the year ended December 31, 2005, the Company reduced its estimate for employee termination benefits by $15,000 having satisfied all of its obligations under this restructuring plan.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the fourth quarter 2003 restructuring charge is as follows (in thousands):

		Stock-based
	Employee	Charges For
	Termination	Accelerated
	Benefits	Vesting	Total

Initial restructuring charge	$1,401	$2,140	$3,541
Cash paid	(511)	—	(511)
Non-cash charges	—	(2,140)	(2,140)

Restructuring accrual at December 31, 2003	890	—	890
Cash paid	(804)	—	(804)
Change in estimates	(71)	—	(71)

Restructuring accrual at December 31, 2004	15	—	15
Cash paid	—	—	—
Change in estimates	(15)	—	(15)

Restructuring accrual at December 31, 2005	$—	$—	$—

5.	Impairment of Long-Lived Assets

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

In the third quarter of 2003, in conjunction with the settlement of the dispute with Cendant Corporation and certain of its affiliates (collectively “Cendant”), the Company relinquished certain exclusive data rights and rights under other agreements that were entered into at the time of the acquisition of Move.com, Inc. and Welcome Wagon® International, Inc. (collectively the “Move.com Group”). As a result of the surrender of those rights, certain intangible assets associated with those rights no longer have value to the Company, and, accordingly, the Company recorded an impairment charge of $12.2 million in the year ended December 31, 2003.

In the fourth quarter of 2003, pursuant to SFAS No. 142, the Company performed its annual review of the valuation of its goodwill with the assistance of outside valuation specialists, fair value was determined based on the present value of estimated expected future cash flows using discount rates from 14% to 18%. The Company’s impairment analysis did not result in a charge. However, specific events and changes in circumstances indicated a potential impairment. Those specific events included the Company revising its implementation plan of its enterprise resource planning system. As a result of the revision, the decision was made to terminate the implementation of one aspect of the application. This decision resulted in a charge of $1.8 million.

Based on the Company’s annual analysis, there were no impairment charges for the years ended December 31, 2005 and 2004.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments and marketable equity securities at December 31, 2005 and 2004 (in thousands):

		Unrealized	Unrealized	Estimated
	Book Value	Gains	Losses	Fair Value

December 31, 2005
Auction rate preferred instruments	$139,050	$—	$—	$139,050
December 31, 2004
Auction rate preferred instruments	$45,040	$—	$—	$45,040

The contractual maturities of available-for-sale debt securities at December 31, 2005 and 2004 were less than 60 days.

7.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2005	2004

Computer software and equipment	$48,026	$37,415
Furniture, fixtures and office equipment	4,264	4,007
Leasehold improvements	6,658	6,352
Machinery and equipment	1,926	670

	60,874	48,444
Less: accumulated depreciation	(40,157)	(33,202)

	$20,717	$15,242

Depreciation expense, excluding discontinued operations, for the years ended December 31, 2005, 2004 and 2003 was $7.5 million, $7.9 million and $11.3 million, respectively. Computer software and equipment above includes $5.5 million of assets purchased under capital leases at December 31, 2005 and 2004. Amortization expense associated with assets purchased under capital leases for the years ended December 31, 2005, 2004 and 2003 was $1.3 million, $926,000, and $64,000, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill by segment as of December 31, 2005 and 2004 is as follows (in thousands):

	As of December 31,
	2005	2004

Real Estate Services	$12,988	$12,988
Move-Related Services	6,514	6,514

Total	$19,502	$19,502

Definite-lived intangible assets consist of purchased content, porting relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected periods of benefits. There are no indefinite lived intangibles and no expected residual values related to these intangible assets (in thousands):

	As of December 31,
	2005		2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists and relationships	$786	$732	$18,786	$18,407
Trade name, trademarks, web sites and brand names	19,746	6,902	19,746	5,499
Purchased technology	9,099	9,099	9,325	8,642
Purchased content	—	—	7,631	7,631
Porting relationships	—	—	1,728	1,728
NAR® operating agreement	1,578	601	1,578	451
Other	5,515	5,126	6,377	4,949

Total	$36,724	$22,460	$65,171	$47,307

Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $3.6 million, $7.9 million and $21.9 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2006	$1,858
2007	1,423
2008	1,423
2009	1,423
2010	1,417

9.	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2005	2004

Prepaid commissions	$7,139	$6,226
Cash surrender value of life insurance policies	5,218	—
Other	7,128	6,272

	$19,485	$12,498

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses

Accrued expenses, current, consist of the following (in thousands):

	December 31,
	2005	2004

Accrued payroll and related benefits	$16,060	$14,109
Accrued restructuring charges	3,264	4,656
Accrued legal and professional fees	9,140	9,588
Other	12,415	11,541

	$40,879	$39,894

11.	Related-party Transactions

In February 2001, the Company acquired all of the outstanding shares of the Move.com Group from Cendant valued at $745.7 million. In connection with and contingent upon the closing of the acquisition of the Move.com Group, the Company entered into a series of commercial agreements for the sale of various technology and subscription-based products to Real Estate Technology Trust (“RETT”), an independent trust established in 1996 to provide technology services and products to Cendant’s real estate franchisees that was considered a related party of the Company. Revenue of $7.7 million related to these transactions was recognized in 2003. This revenue was reported separately as revenue from related parties in these financial statements. It is not practical to separately determine the costs of such revenues. During the year ended December 31, 2003, the Company had received approximately $1.2 million of cash related to these agreements. Cendant ceased being a related party in early 2004.

As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement was approximately $1.7 million for the year ended December 31, 2005 and $1.3 million for the years ended December 31, 2004 and 2003.

12.	Segment Information

Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, the Company revised its business segments to align with the way it is approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	For the Year Ended December 31, 2005
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$181,324	$71,298	$—	$252,622
Cost of revenue	27,902	26,346	1,940	56,188

Gross profit (loss)	153,422	44,952	(1,940)	196,434
Sales and marketing	60,125	29,644	1,302	91,071
Product and web site development	15,922	3,755	2,382	22,059
General and administrative	22,750	12,832	46,963	82,545
Amortization of intangible assets	—	—	3,624	3,624
Litigation settlement	—	—	1,750	1,750
Restructuring charges	—	—	(1,331)	(1,331)

Total operating expenses	98,797	46,231	54,690	199,718

Income (loss) from operations	$54,625	$(1,279)	$(56,630)	$(3,284)

	For the Year Ended December 31, 2004
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$148,359	$68,501	$—	$216,860
Cost of revenue	28,213	21,784	832	50,829

Gross profit (loss)	120,146	46,717	(832)	166,031
Sales and marketing	59,039	28,637	712	88,388
Product and web site development	13,425	1,936	1	15,362
General and administrative	21,033	12,373	35,036	68,442
Amortization of intangible assets	—	—	7,894	7,894
Litigation settlement	—	—	2,168	2,168
Restructuring charges	—	—	1,316	1,316

Total operating expenses	93,497	42,946	47,127	183,570

Income (loss) from operations	$26,649	$3,771	$(47,959)	$(17,539)

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2003
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$142,183	$63,739	$—	$205,922
Cost of revenue	33,779	21,381	1,409	56,569

Gross profit (loss)	108,404	42,358	(1,409)	149,353
Sales and marketing	65,547	29,606	5,969	101,122
Product and web site development	15,115	1,929	21	17,065
General and administrative	21,854	12,767	30,712	65,333
Amortization of intangible assets	—	—	21,863	21,863
Litigation settlement	—	—	63,600	63,600
Restructuring charges	—	—	4,100	4,100
Impairment of long-lived assets	—	—	26,999	26,999

Total operating expenses	102,516	44,302	153,264	300,082

Income (loss) from operations	$5,888	$(1,944)	$(154,673)	$(150,729)

Revenue for the year ended December 31, 2003 included $7.7 million of revenue from a related party, Cendant and RETT (Cendant) in our Real Estate Services segment. Our revenue from Cendant was less than 10% in each segment for the year ended December 31, 2003 and Cendant ceased to be a related party during 2004.

Our REALTOR.com® listing enhancement product within the Real Estate Services segment represented 22%, 19% and 18% of our total revenue for fiscal years 2005, 2004, and 2003, respectively. Our RENTNET® online brochure product within the Real Estate Services segment represented 10%, 12% and 14% of our total revenue for fiscal years 2005, 2004 and 2003, respectively. The Welcome Wagon® gift book within the Move-Related Services segment represented 12%, 14% and 15% of our total revenue for fiscal years 2005, 2004 and 2003, respectively.

13.	Stock Plans

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

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,713,966, 6,608,957 and 5,439,240 shares in January 2006, 2005 and 2004, respectively. Pursuant to the terms of the plan, no person is eligible to receive more than 2 million shares in any calendar year under the plan.

In connection with acquisitions prior to 2002, the Company assumed options of 5,400,000. Options outstanding as of December 31, 2005 pursuant to compensation plans assumed in connection with prior acquisitions were 180,249 and the weighted average exercise price of those option shares is $20.30.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserved 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Compensation Committee of the Board of Directors. Pursuant to the terms of the plan, options granted to insiders (officers or directors of the Company who are subject to Section 16 of the Securities Exchange Act of 1934) may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the plan.

The following table summarizes the activities under the option plans for the years ended December 31, 2005, 2004 and 2003 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2002	24,315	$0.30 to 89.25	$3.32
Granted	2,564	0.56 to 3.68	1.84
Exercised	(1,595)	0.30 to 3.57	1.59
Cancelled	(2,735)	0.30 to 89.25	6.25

Outstanding at December 31, 2003	22,549	0.30 to 89.25	2.87
Granted	8,459	2.18 to 4.88	3.37
Exercised	(1,739)	0.30 to 3.00	1.39
Cancelled	(1,356)	0.30 to 89.25	5.40

Outstanding at December 31, 2004	27,913	0.30 to 89.25	2.99
Granted	7,031	1.95 to 5.10	2.31
Exercised	(1,962)	0.30 to 4.80	1.84
Cancelled	(767)	0.30 to 69.63	5.86

Outstanding at December 31, 2005	32,215	$0.30 to 89.25	$2.84

Common stock available for future grants as of December 31, 2005 was 14.0 million shares, but increased on January 1, 2006 to 20.7 million shares.

Additional information with respect to the outstanding options at December 31, 2005 is as follows (shares in thousands):

		Options
		Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30 to 1.34	3,226	6.82	$0.53	2,542	$0.53
1.43 to 1.72	402	6.63	1.46	337	1.45
1.76	10,820	6.07	1.76	10,641	1.76
1.95 to 2.07	1,360	9.43	1.95	178	1.96
2.16	4,300	9.21	2.16	800	2.16
2.18 to 2.25	3,253	7.77	2.25	1,744	2.25
2.26 to 3.57	3,365	8.64	2.86	1,323	2.96
3.57 to 4.32	3,929	8.40	4.12	1,189	4.15
4.35 to 72.13	1,555	6.45	15.70	1,027	21.10
89.25	5	4.09	89.25	5	89.25

$0.30 to 89.25	32,215	7.45	$2.84	19,786	$2.91

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $2.31, $3.37 and $1.58, respectively. The total number of shares exercisable was 19.8 million, 14.3 million and 11.6 million at December 31, 2005, 2004 and 2003, respectively. The weighted average exercise price at those dates was $2.91, $3.25 and $3.47, respectively.

In 2003, as a result of previously established employment agreements, the Company accelerated the vesting of 1,162,945 options and extended the exercise period related to the departure of former officers and recorded a non-cash charge amounting to $2.6 million.

Employee Stock Purchase Plan

In July 1999, the Company adopted, and the stockholders approved, the 1999 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the initial aggregate number of shares of stock that could be issued was 750,000, cumulatively increased on January 1, 2000 and each January 1 thereafter until and including January 1, 2009 by an amount equal to one-half of one percent (.5%) of the outstanding shares of stock as of the preceding December 31; provided, however, that the aggregate shares reserved under the plan did not exceed 5,000,000 shares. In January 2004 and 2003, the amount available under the plan was increased by 604,360 and 592,234 shares, respectively. Employees could choose to have up to 15% of their annual base earnings withheld, but not to exceed $15,000, to purchase the Company’s common stock. The purchase price of the common stock would be 85% of the lesser of the fair market value as of the beginning or ending of the offering period in February and August, as defined in the plan. The first offering period started on August 1, 1999. During 2004 and 2003, the Company issued 1,405,367 and 1,243,105 shares, respectively, of common stock under the ESPP at a weighted average issuance price of $1.02 and $0.67 per share, respectively. The Company terminated the ESPP in December 2004.

During the years ended December 31, 2005, 2004 and 2003, the Company issued 105,450, 77,250, and 436,588 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. The shares vest over three years. The charges associated with the issuance of these shares were $219,000 for 2005 shares, $367,000 for 2004 shares and $344,000 for 2003 shares and are being recognized over their respective vesting period. There were an additional 115,740 and 70,922 restricted shares issued to the chief executive officer resulting in charges of $250,000 and $300,000 for the years ended December 31, 2005 and 2004, respectively.

14.	Warrants

Throughout 1998 and 1999, the Company issued warrants to purchase 910,836 shares of common stock at a weighted average price of $21.18 per share to MLS’s that agreed to provide their real estate listings to the Company for publication on its web site. All warrants issued were fully-vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $11.2 million, which was recognized as expense over the term of the applicable MLS agreements, ranging from one to two years. Through the year ended December 31, 2001, warrants to purchase 368,859 shares of the Company’s common stock were exercised at a weighted average exercise price of $20.00 per share. None have been exercised since 2001.

Throughout 2000, the Company issued warrants to purchase 31,680 shares of the Company’s common stock at a weighted average exercise price of $85.45 per share to MLS’s that agreed to provide their real estate listings to the Company for publication on its web sites. All warrants issued were fully vested, non-forfeitable and were immediately exercisable. The Company incurred a total non-cash charge of approximately $1.8 million, which was recognized as expense over the term of the applicable MLS agreement, ranging from two to three years. In October 2001, the Company reduced the exercise price of the warrants to $27.95, and recognized an additional $3.0 million charge which was recognized over the remaining term of the agreements.

During the year ended December 31, 2000, the Company issued a warrant to purchase 40,000 shares at $88.12 as part of a consumer web site operating agreement with the Manufactured Homes Institute (“MHI”) wherein the Company would be the exclusive provider of web sites, home pages, electronic mail and similar Internet related

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and services to MHI members and MHI would provide the Company with joint marketing activities and access to member lists and other materials. The Company recorded a prepaid asset of approximately $2.7 million and has a remaining balance of $1.1 million as of December 31, 2005 and $1.4 million as of December 31, 2004.

During the year ended December 31, 2002, the Company issued a warrant to purchase 240,000 shares at $2.07 as part of a consulting agreement. The warrant was immediately vested and the charge associated with this warrant was recognized upon the issuance of the warrant and was not material to the Company’s financial results. This warrant expires in 2006.

The Company recognized $0.3 million, $0.3 million and $1.2 million in stock-based charges for the years ending December 31, 2005, 2004 and 2003, respectively, in connection with the issuance of all warrants. At December 31, 2005, warrants to purchase 280,000 shares of common stock were outstanding with a weighted-average exercise price of $14.36 per share.

15.	Series B Convertible Preferred Stock

On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During the year ended December 31, 2005, the Company recorded accretion on the issuance costs of approximately $99,000. The Company determined that the fair value of the Embedded Derivative as of December 31, 2005 was $3.1 million and recorded the amount in Other non-current liabilities. The value of this Embedded Derivative will require mark to market accounting with any future adjustments being recorded through the income statement.

The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2005, if all shares of Series B Preferred Stock were converted they would represent approximately 14% of the Company’s outstanding common stock. The Series B Preferred Stock will pay a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.

In the event of a change of control, the Company will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 100% of the liquidation preference (or, if such change of

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control occurs after the six month anniversary of the issuance, 101% of the liquidation preference). If a change of control occurs within five years after the issuance of the Series B Preferred Stock, and the price per share of common stock in such change of control is less than $7.98, then the Company will be required to issue additional shares of Series B Preferred Stock, or in certain instances cash, in an amount equal to the regular dividends such shares the Purchasers would have received from the date of repurchase following the change of control until the fifth anniversary of the issuance of the shares. In no event would the Company be obligated to issue Series B Preferred Shares or cash equating to more than three years of dividends.

The Series B Preferred Stock ranks senior to the common stock of the Company and junior to the Company’s Series A Preferred Stock, and votes as a single class with the common stock on any matter to come before the stockholders of the Company, with each share of Series B Preferred Stock being entitled to cast a number of votes equal to the number of shares of Common Stock into which it is then convertible. The Agreement contains customary anti-dilution provisions.

The holders of the Series B Preferred Stock are entitled to elect two Directors to the Company’s Board of Directors. The Purchasers are required to vote their shares in the manner recommended by the Board with respect to the election or removal of directors, other than any directors designated by the Purchasers.

The Stockholders Agreement requires the consent of the holders of the Series B Preferred Stock before the Company may engage in the following: (i) incurrence of certain additional indebtedness; (ii) certain divestitures, acquisitions or other business reorganizations; (iii) filing for bankruptcy protection; (iv) transactions with affiliates in excess of $100,000; and (v) payment of any dividend on, or the redemption or repurchase of, common stock in aggregate amounts of $10 million or more. The Stockholders Agreement also provides the Purchasers with certain rights to register shares of common stock upon conversion of the Series B Preferred Stock. The Purchasers are entitled to three demand registration rights, which may include shelf registration beginning two years from date of issuance, subject to certain dollar and share number thresholds. The Purchasers are also entitled to piggyback registration rights.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)

Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311

Net convertible preferred stock @ 12/31/2005	$91,349

16.	Capitalization

At December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. At December 31, 2005 and December 31, 2004, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

Voting — Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders’ meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A Preferred Stock shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A Preferred Stock is entitled to elect one director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A Preferred Stock, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A Preferred Stock. The provisions dealing with preferred stockholders rights included in the Certificate of Incorporation may not be amended without the approval of the holder of the Series A Preferred Stock.

Dividends — In each calendar year, the holder of the Series A Preferred Stock is entitled to receive, when, as and if declared by the Board, non-cumulative dividends in an amount equal to $0.08 per share (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this section for the Series A Preferred Stock have been paid or declared and set apart in any calendar year of the Company, the holder of Series A Preferred Stock shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

Liquidation — In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series A Preferred Stockholder is entitled to receive, prior and in preference to any payment or distribution on any shares of common stock, an amount per share equal to $1.00 per share of Series A Preferred Stock. After payment of such amount, any further amounts available for distribution shall be distributed among the holders of common stock and the holders of preferred stock other than Series A Preferred Stock, if any, entitled to receive such distributions.

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

Conversion — Each share of Series A Preferred Stock shall automatically be converted into one share of common stock upon any sale, transfer, pledge, or other disposition of the share of Series A Preferred Stock to any person or entity other than the initial holder of such share of Series A Preferred Stock, or any successor by operation of law that functions as a non-profit trade association for REALTORS® under Section 501(c)(6) of Internal Revenue Code of 1986, as amended, that owns the REALTOR® trademark, or any wholly-owned affiliate of such holder as long as the holder continues to own such affiliate.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2005, pursuant to an amendment to its operating agreement with the National Association of Homebuilders (NAHB), the Company issued 150,000 shares of its common stock to the NAHB. As a result of this amendment and subsequent stock issuance, the Company satisfied an existing obligation to the NAHB and recorded additional royalty expense of $101,000 in the year ended December 31, 2005.

The Company recognized $0.3 million, $0.3 million and $1.1 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2005, 2004 and 2003, respectively.

17.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Numerator:
Loss from continuing operations	$(310)	$(14,501)	$(46,373)
Gain on disposition of discontinued operations	855	7,294	2,530
Loss from discontinued operations	—	(679)	(3,281)

Net income (loss)	545	(7,886)	(47,124)
Convertible preferred stock dividend	311	—	—
Less: net income (loss) applicable to Series B Preferred Stock	3	—	—

Net income (loss) applicable to common stockholders	$231	$(7,886)	$(47,124)

Denominator:
Basic weighted average shares outstanding	147,175	136,518	118,996
Dilutive effect of options, warrants and restricted stock	11,489	—	—
Dilutive effect of assumed conversion of convertible preferred stock	23,884	—	—

Fully diluted weighted average shares outstanding	182,548	136,518	118,996

Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.01)	$(0.11)	$(0.39)
Discontinued operations	0.01	0.05	(0.01)

Net income (loss)	$0.00	$(0.06)	$(0.40)

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.00)	$(0.11)	$(0.39)
Discontinued operations	0.00	0.05	(0.01)

Net income (loss)	$0.00	$(0.06)	$(0.40)

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 6,568,656, 28,204,581, and 22,847,784 for the years ended December 31, 2005, 2004, and 2003, respectively.

18.	Supplemental Cash Flow Information

During the year ended December 31, 2005:

•	The Company paid $75,000 in interest.

•	The Company issued 150,000 shares of stock to settle contractual obligations of $318,000.

•	The Company issued 115,740 shares of restricted common stock to its Chief Executive Officer. These shares vest over three years. The expense associated with these shares was $250,000 and was recognized in 2005.

•	The Company issued 105,450 shares of restricted common stock to certain members of its Board of Directors. Theses shares vest over three years. The charge associated with these shares was $219,000 and is being recognized over the three-year vesting period.

•	The Company excluded $1.8 million of capital expenditures and associated accounts payable recorded at the end of December 2005 as these purchases were subsequently funded through an equipment financing arrangement in January 2006.

During the year ended December 31, 2004:

•	The Company paid $62,000 in interest.

•	The Company sold two of its business units generating net proceeds of $9.5 million and a gain on sale of $7.3 million.

•	The Company sold its Welcome Wagon® facility generating net proceeds of $6.3 million and a gain on sale of $1.4 million.

•	The Company issued 20 million shares of stock and paid $3.0 million in settlement of the Securities Class Action lawsuit that had previously been accrued at $53.6 million.

•	The Company issued 200,000 shares of stock and paid $150,000 in settlement of the derivative litigation suit which had previously been accrued at $710,000.

•	The Company issued 2.3 million shares of stock in settlement of the Top Producer® litigation resulting in an additional charge of $793,000 against an existing accrual of $7.9 million.

•	The Company granted 70,922 shares of restricted common stock to its Chief Executive Officer. These shares vest over three years. The expense associated with these shares was $300,000 and was recognized in 2004.

•	The Company issued 77,250 shares of restricted common stock to certain members of its Board of Directors. These shares vest over three years. The charge associated with these shares was $367,000 and is being recognized over the three-year vesting period.

•	The Company funded $3.2 million of capital expenditure through an equipment lease financing arrangement.

During the year ended December 31, 2003:

•	The Company paid $103,000 in interest.

•	The Company was required to accelerate 1,162,945 options for terminated former executives and incurred a $2,609,000 expense in 2003.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company issued 436,000 shares of restricted stock to certain members of the Company’s Board of Directors. These shares vest over three years. The charge associated with the issuance of these shares was $344,000 and is being recognized over the three-year vesting period.

•	The Company funded $2.1 million of capital expenditures through an equipment lease financing arrangement.

19.	Defined Contribution Plan

The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.5 million during the year ended December 31, 2005. There were no matching contributions during the years ended December 31, 2004 and 2003.

20.	Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$370,174	$357,067
Deferred expenses	11,230	14,889
Impairment charges	6,232	2,863
Amortization of acquired intangible assets	11,098	3,748
Other	710	624

	399,444	379,191
Less: valuation allowance	(399,444)	(379,191)

Net deferred tax assets	—	—
Deferred tax liabilities:
Amortization of acquired intangible assets	—	—

Total gross deferred tax liabilities	—	—
Net deferred tax asset (liability)	$—	$—

Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation reserve for net deferred taxes was increased by approximately $20.3 million primarily as a result of the increase to the deferred tax asset relating to the current year operating loss for tax purposes, minus the use of net operating losses used to offset branch income, an adjustment of other deferred tax assets, and the reduction to the valuation allowance to offset current year permanent items as detailed above.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the deferred tax assets are net operating losses from acquired entities. To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.

The difference between the statutory tax rate and the effective tax rate is due to permanent differences and a valuation reserve placed against the Company’s deferred tax assets.

At December 31, 2005 and 2004, the Company had gross net operating loss carryforwards for federal and foreign income tax purposes of approximately $1,012.6 million and $975.9 million, respectively, which begin to expire in 2008. At December 31, 2005 and 2004, the Company had gross net operating loss carryforwards for state income tax purposes of approximately $500.6 million and $492.5 million, respectively, which begin to expire in 2007. The state gross net operating loss carryforward was adjusted downward as a result of having reassessed the total state net operating loss to account for the Company’s filing structure, offset by a current year projected tax loss of $59.8 million. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws.

At December 31, 2005 and 2004, the gross deferred tax asset included approximately $0.4 million related to warrants.

At December 31, 2005 and 2004, the gross net operating loss carryforwards for federal and foreign income tax purposes included approximately $1.5 million and $7.1 million of Canadian gross net operating losses, respectively.

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

Settlement of Securities Class Action Lawsuit

Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that the Company made materially false and misleading statements with respect to the Company’s 2000 and 2001 financial results included in the Company’s filings with the SEC, analysts reports, press releases and media reports. The complaints sought an unspecified amount of damages. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California. In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”) naming the Company, certain of its

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current officers, directors and employees, certain of the Company’s former officers, directors and employees, and various other parties, including, among others PricewaterhouseCoopers LLP, as defendants. The amended complaint made various allegations, including that the Company violated federal securities laws, and sought an unspecified amount of damages.

In August 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit. In May 2004, the District Court entered final judgment and an order of dismissal with prejudice of the Securities Class Action Lawsuit as to the Company. The final judgment includes a bar order providing for the maximum protection to which the Company is entitled under the law with respect to all future claims, whether under federal, state or common law. In June 2004, an objector to the settlement filed a notice of appeal. The Company and Plaintiff reached a settlement with the objector and the objector filed a dismissal of the appeal in March 2005.

As part of the settlement, we agreed to pay $13.0 million in cash and issue 20 million new shares of our common stock valued at $50.6 million as of August 12, 2003. In accordance with an order entered by the District Court in May 2004, the $13.0 million and the 20.0 million shares were issued to Plaintiff’s counsel to be held in trust pending distribution to the members of the class. In July 2005, the cash was distributed and in August 2005, the shares were distributed to the class and Plaintiff’s counsel in accordance with the judgment, except for the members of the class whose dismissal as defendants in the Securities Class Action Lawsuit is pending appeal. As a result of the settlement, the Company recorded a litigation settlement charge of $63.6 million in its operating results in the year ended December 31, 2003. In addition, the Company has adopted certain corporate governance principles, including requirements for independent directors and special committees, the agreement to appoint a new shareholder-nominated director, prohibition on the future use of stock options for director compensation, minimum stock retention by officers after exercise of future stock option grants, and elimination of the classification of the Board of Directors such that beginning with the 2008 annual stockholders’ meeting, all directors will be elected at each annual meeting for a term of one year. The Company will also divide equally with the class any future net proceeds from insurance with respect to the litigation after provision for legal expenses incurred by the Company. Members of the class who participated in the settlement have released and discharged all claims against the Company. The Company is aware that several persons, who purportedly acquired the Company’s shares during the class period during January 1, 2000 through December 21, 2002, representing approximately 1% of our outstanding shares, have notified the Plaintiff that they wish to be excluded from the settlement, and some of those persons have filed litigation against the Company. Moreover, the Company could be subject to claims that may not have been discharged or barred by the settlement, including potential claims by Cendant Corporation (“Cendant”) described below.

In March 2003, the court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. In October 2004, the Securities and Exchange Commission filed an amicus brief in support of the appeal. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, in March 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.

The March 2004 order may preclude Cendant from seeking indemnification, contribution or similar relief from the Company in the event Cendant is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Cendant would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Cendant and could ultimately be found liable to Cendant or settle with Cendant, notwithstanding the bar order. Such

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, liability or settlement could have a material adverse effect on the Company’s results of operations and financial position.

In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. At this time, Cendant is still a member of the class and has not been excluded, but is one of the members of the class whose dismissal as a defendant is pending appeal. As such, Cendant has not yet received any cash or shares of stock we paid in the settlement. The Company estimates that Cendant could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from the Company should Cendant be prevented from participating in the settlement.

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

In January 2004, the Company entered into a settlement to resolve the California Superior Court (Sparaco) and Delaware Chancery Court (Joerg) derivative actions. In consideration for plaintiffs’ release of all claims, the Company agreed to adopt the corporate governance reforms set forth in the Securities Class Action Lawsuit settlement upon final judicial approval of the settlement, that it was in the best interests of the Company to terminate its relationship with PricewaterhouseCoopers LLP as the Company’s auditors (which the Audit Committee did in September 2003); and to pay plaintiffs’ attorneys’ fees in the sum of $150,000 in cash and 200,000 shares of the Company’s stock. The conditions of the settlement include approval by the United States District Court of the Securities Class Action Lawsuit settlement, approval by the California Superior Court of the consolidated shareholder derivative action settlement and the dismissal with prejudice of the California and Delaware actions. On March 16, 2004, the United States District Court issued an order approving the Securities Class Action settlement and on March 26, 2004, the Superior Court approved the consolidated shareholder derivative settlement. In May 2004, the Company paid these fees, and issued the 200,000 shares of common stock in a transaction exempt from registration by Section 3(a)(10) of the Securities Act of 1933. The Company had previously accrued for the expense of the settlement.

Settlement of Other Litigation

In July 2005, Stuart Wolff (“Wolff”), Homestore’s former Chairman and Chief Executive Officer, filed a suit against Homestore in the Delaware Chancery Court in New Castle County. The complaint sought advancement of expenses (including attorneys’ fees) purportedly incurred and to be incurred by Wolff in connection with the SEC and the United States Department of Justice (“DOJ”) investigations and certain civil actions filed against Wolff.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective September 28, 2005, the Company entered into a settlement agreement with Wolff. The settlement agreement called for the Company to reimburse Wolff for expenses up to a maximum of $11.0 million. Pursuant to the settlement agreement, as of December 31, 2005, the Company paid Wolff approximately $10.0 million for expenses that he had already incurred, and, pursuant to a January 3, 2006 Grantor Trust Agreement, has deposited the balance (approximately $1.0 million) into a trust account, out of which additional reimbursement payments will be made to Wolff. In the event Wolff ultimately incurs less than $11.0 million, the amount remaining in the trust account will be returned to Homestore. Pursuant to the settlement agreement, Homestore and Wolff exchanged releases of all claims they may have against each other, including Homestore’s claim for repayment of any of the amounts paid to Wolff under the agreement. On September 29, 2005, Mr. Wolff dismissed the Delaware court action with prejudice. The Company has no further financial obligations to Wolff. The Company recorded legal costs associated with Wolff of approximately $8.0 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively, which have been reflected as general and administrative expenses.

In October 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County. The complaint asserted a claim for advancement of fees and expenses already incurred and for future expenses to be incurred in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Tafeen and the Company filed cross-motions for summary judgment. In March 2004, the Court denied a revised Memorandum of Opinion denying both summary judgment motions and directed that the case go to trial. The trial concluded in July 2004. In October 2004, the Court ruled that the Company is obligated to advance to Tafeen all reasonable attorneys’ fees and costs associated with the various legal proceedings in which Tafeen is involved by reason of his service as an officer of the Company, as well as Tafeen’s fees in prosecuting the action before the Court. In April 2005, the Court entered final judgment requiring the Company to advance expenses to Mr. Tafeen in the amount of $4.2 million which were paid in June 2005. Under the Court’s final judgment, the Company was also required to advance future expenses incurred for his defense, pending the outcome of the criminal and civil actions. Through February 22, 2006, the Company advanced an additional $2.1 million for attorneys’ fees and costs.

Effective February 22, 2006, the Company entered into a settlement agreement with Tafeen. The settlement agreement called for the Company to reimburse Tafeen for expenses up to a maximum of $11.85 million. As of February 15, 2006, the Company had reimbursed Tafeen approximately $6.4 million for expenses that he had already incurred and, pursuant to a February 21, 2006 Grantor Trust Agreement, deposited the balance (approximately $5.5 million) into a trust account, out of which additional reimbursement payments will be made to Tafeen. In the event Tafeen ultimately incurs less than $11.85 million, the amount remaining in the trust account will be returned to Homestore. Pursuant to the settlement agreement, Homestore and Tafeen exchanged releases of all claims they may have against each other, including Homestore’s claim for repayment of any of the amounts paid to Tafeen under the agreement. On February 23, 2006, Mr. Tafeen dismissed the Delaware court action with prejudice. The Company has no further financial obligations to Tafeen. The Company recorded legal costs associated with Tafeen of approximately $4.1 million and $7.75 million for the years ended December 31, 2005 and 2004, respectively, which have been reflected as general and administrative expenses.

In December 2001, Pentawave, Inc. and its principal stockholder, Bruce Culver (“Plaintiffs”), filed a suit for fraud, securities fraud, rescission, breach of contract and defamation in Ventura County Superior Court seeking approximately $5.0 million in compensatory damages, plus punitive damages. In December 2005, the parties reached a settlement wherein the Company agreed to pay Plaintiffs $1.75 million in exchange for a dismissal, with prejudice, of the entire action. The Company finalized the settlement in February 2006. As a result of the settlement, the Company recorded a litigation settlement charge of $1.75 million in the year ended December 31, 2005.

In April 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL and the Company entered into a settlement on September 30, 2004 in connection with the DOL’s investigation pursuant to which the Company, without admitting liability, agreed to (1) convert its account

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executives to “non-exempt” classifications effective October 11, 2004; and (2) make payments of approximately $1.4 million to 434 current and former account executives for past overtime compensation under Federal law. These payments were made in October 2004 and have been reflected as sales and marketing expenses in the year ended December 31, 2004.

In September 2004, Elizabeth Hathaway (“Hathaway”) filed a class action lawsuit in Los Angeles Superior Court on behalf of herself and all current and former account executives employed by the Company, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Hathaway sought back wages, interest and attorneys’ fees. On March 11, 2005, Hathaway and the Company reached a settlement for $1.4 million which was reflected as sales and marketing expenses in the year ended December 31, 2005. The court granted final approval of the settlement on October 6, 2005. Settlement funds for settling class members were transferred to a trust on October 11, 2005, and distribution of the settlement proceeds took place in December 2005.

In June 2004, the Company entered into an agreement providing for the settlement of three lawsuits brought against it by certain former shareholders of Top Producer® in connection with the acquisition of Top Producer® in May 2000. Pursuant to this settlement, in July 2004, the Company (i) issued 2,097,984 shares of common stock in satisfaction of the remaining installments of the Company’s purchase price of Top Producer® that were due in 2003, 2004 and 2005, (ii) issued 151,064 shares of common stock and paid $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer®, and (iii) issued an additional 75,988 shares of common stock in settlement of the various claims. Issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the acceleration of the remaining installments of the purchase price and the issuance of additional stock to settle this dispute, the Company recorded a litigation settlement charge of $793,000 in the year ended December 31, 2004.

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

Operating and Capital Leases

The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from these capital lease obligations. Future minimum lease payments under these capital and operating leases as of

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 are net of actual sublease arrangements and exclusive of estimated sublease income used in the restructuring provision (See Note 4) are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2006	$1,021	$9,820
2007	—	6,328
2008	—	1,694
2009	—	894
2010 and thereafter	—	5,143

Total	$1,021	$23,879

Less: Amount representing interest	(16)

Net capital leases	1,005
Less: Current portion	(1,005)

Long-term capital leases	$—

Of the operating lease amounts above, $3.6 million has already been accrued in restructuring accruals and is reflected in accrued expenses and other non-current liabilities at December 31, 2005.

Rental expense for the Company for operating leases was $5.7 million, $5.6 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The contractual provisions of two of the Company’s facilities lease commitments required that the Company collateralize the obligation with outstanding letters of credit, resulting in $5.0 million classified as restricted cash at December 31, 2005.

Distribution Agreements

The Company has entered into various web portal distribution and preferred alliance agreements which require the Company to make certain scheduled payments over the term of the agreements through 2007. The following presents the Company’s future minimum commitments under those agreements (in thousands):

Year Ending December 31,

2006	$14,975
2007	7,700

Total	$22,675

Other Commitments

Additionally, under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2007 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Index for the period ending in the prior calendar year. The following presents the Company’s future minimum commitments under the remaining NAR agreement (in thousands):

Year Ending December 31,

2006	$1,542
2007	1,542
2008	1,542
2009	1,542
2010	1,542

Total	$7,710

Commitments for the purchase of property, plant and equipment were approximately $1.1 million as of December 31, 2005.

Legal Proceedings

Contingencies Related to Pending Litigation

Government Investigations

In January 2002, the Company was notified that the SEC had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of the Company’s consolidated financial statements in March 2002. The SEC requested that the Company provide it with certain documents concerning the restatement and requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation as well as a parallel investigation by the DOJ.

Since September 2002, certain of the Company’s former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the SEC’s investigation. Also in September 2002, the SEC and the DOJ informed the Company that, in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and the Company’s cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against the Company. In April 2005, a grand jury in Los Angeles indicted two of our former officers, Stuart Wolff and Peter Tafeen, in connection with the accounting irregularities described above and on March 2, 2006, Peter Tafeen pled guilty to one count of insider trading. The trial for Wolff is scheduled to begin in March 2006. Because the SEC and DOJ investigations are ongoing and the Company is committed to continuing to cooperate with those investigations, the Company will likely continue to incur additional costs related to the investigation, including the cost of making documents available to these agencies. In addition, the effect and attention required to respond to the investigations could divert management’s attention from our business operations.

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2003, the United States District Court for the Central District of California denied the Company’s request that the hearing on Federal’s motion for summary judgment be continued to allow the Company to conduct discovery on the issues presented by Federal’s motion, and granted Federal’s motion for summary judgment declaring that the directors and officers liability policy issued by Federal is rescinded as to all insureds. In July 2003, the same Court granted motions for summary judgment declaring that the directors and officer’s liability policies issued by Genesis, Royal and Clarendon are rescinded as to all insureds.

In February 2004, the California State Superior Court granted the TIG and Lumbermens’ motions for summary judgment declaring the director’s and officer’s liability policies issued by TIG and Lumbermens rescinded as to all insured’s. In July 2004, the Company initiated an appeal from judgment in the California Court of Appeal. In view of the Ninth Circuit’s decision affirming the District Court’s judgments in the federal actions, however, the Company and Lumbermens’ agreed that the Company would dismiss its appeal in the Lumbermens’ action, with prejudice, due to a provision contained in the Policy issued by Lumbermens’, which provides that the Policy is automatically rescinded should any underlying insurance policy be rescinded by legal process. The California Court of Appeal consequently dismissed the Lumbermens’ appeal, with prejudice, in November 2005. The Company has continued to vigorously contest the Superior Court judgment in the TIG case on appeal. The appeal has been fully briefed, the Court of Appeal heard oral argument in January 2006, and the matter has been submitted to the Court for decision, which is expected at any time. While the Company believes it has substantial arguments in support of the appeal, the Company is unable to express an opinion at this time as to the probably outcome of these lawsuits.

If the Company were to prevail on its appeal in the TIG case, the Company might possibly request that (1) the Ninth Circuit recall its mandate and reconsider its decision in the four federal actions in light of the state court of appeal’s decision in the TIG case, and/or (2) the state court of appeal vacates its judgment in the Lumbermens’ case and reconsiders the Company’s appeal in light of the state court of appeal’s decision in the TIG case. Courts are highly reluctant to recall a mandate and/or vacate judgments, however, and the likelihood of a favorable outcome on any such request is remote.

Other Litigation

In June 2002, Tren Technologies Holdings LLC., (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. Tren’s complaint alleged a claim for patent infringement based on activities related to the web sites REALTOR.com® and HomeBuilder.com®. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025, the same patent at issue in the Tren action. Keithley’s complaint

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In that complaint, Keithley asserts exclusive license of the patent. The Company has filed an answer and counterclaim in the Keithley action seeking a declaration of non-infringement and invalidity of the patent at issue in these actions. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Court in the Tren action issued an order dismissing that action, without prejudice, and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. In September 2004, a status conference was held in the Tren action in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. The Court in the Keithley action stayed that action pending the Reexamination proceeding. In August 2005, the USPTO indicated that it would confirm the original claims of the patent and allow additional claims. Accordingly, the Court in the Keithley action has lifted the stay and the parties have agreed that the Keithley action should go forward. The Company believes that the claims in both the Tren and Keithley actions are without merit and intends to vigorously defend the cases.

In July 2005, the Company received a demand from David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification totaling approximately $690,000 for expenses (including attorneys’ fees) purportedly incurred by Rosenblatt in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt including indemnification of a settlement payment of $195,000 Rosenblatt has agreed to make in connection with his settlement of the claims brought against him in the Securities Class Action Lawsuit. The Company had advanced expenses of $506,000 as of December 31, 2005. The Company is unable to determine what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts. While there can be no assurances, as a result of the Company settling its obligations with Wolff and Tafeen, it currently anticipates that it will not incur any future material expenses in connection with obligations to indemnify its current and former officers and directors.

In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, plaintiffs filed a second amended complaint. In the second amended complaint, two of the three former shareholders allege claims against the Company for vicarious liability for fraud allegedly committed by the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs seek restitution, recissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. The Company has filed an answer to the second amended complaint. Except for certain limited discovery, proceedings in this matter have been stayed on Motion of the DOJ pending the resolution of certain federal criminal charges asserted against Mr. Wolff and Mr. Tafeen, two former officers of the Company who are co-defendants in this matter. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.

In July 2004, the Company received a copy of an amended complaint in (Stichting Pensioenfonds ABP v. AOL Time Warner. et.al.) in which the Company was named as a defendant. The case was originally filed in the U.S. District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and America Online, Inc. (“AOL”), and Time Warner’s outside auditor alleging that Time Warner and AOL made material misrepresentations and/or omissions of material fact in connection with the business of AOL both before and after the merger of AOL and Time Warner in violation of federal securities laws and constituting common law fraud and negligent misrepresentation. In adding the Company as a defendant, the plaintiff, a Dutch pension fund, alleges that the Company and four other third parties with whom AOL did business and who are also named as defendants, aided and abetted the alleged common

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law fraud and themselves engaged in common law fraud as part of a civil conspiracy. The allegations against the Company, which are based on the factual allegations in the first amended consolidated class action complaint and other filings in the Company’s Securities Class Action Lawsuit, are that certain former officers of the Company knew of the alleged fraud at AOL and knowingly participated in and substantially assisted that alleged fraud by negotiating, structuring and participating in numerous “triangular” round trip transactions with AOL and others. The plaintiff seeks an unspecified amount of compensatory and punitive damages. The Company intends to defend vigorously against this suit. The Company has moved to dismiss the claims against it in the amended complaint. Discovery has not commenced as of the filing of this Form 10-K. The Company is unable to predict the outcome of this case or reasonably estimate a range of possible loss.

In December 2005, Civix-DDI, LLC (“Civix”) filed suit against the NAR, Homestore, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Homestore and the other defendants infringe U.S. Patent 6,385,622; 6,408,307; 6,415,291; and 6,473,692. The complaint alleges that Homestore and the NAR infringe these patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by Civix on January 11, 2006. Homestore is defending both itself and the NAR. On January 26, 2006, Homestore and the NAR filed their answer and counterclaims responding to Civix’s complaint denying that Homestore and the NAR infringed on these patents and that these patents are invalid. Civix has replied to the answer and counterclaims filed by Homestore and the NAR. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them.

As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning their defense of the claims. The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. Experian is in the process of administering the settlement and the Company is unable to estimate the amounts for which Experian will seek indemnity from it at this time. Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated. There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.5 million at December 31, 2005.

In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther. Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock of InfoTouch sufficient to entitle him to receive certain shares of common stock, and that there is a shortfall of 104,375 shares of common stock due and owing to him. The Company’s motion for summary judgment was granted and Dr. Agarwal’s petition was dismissed with prejudice in December 2004. Dr. Agarwal has appealed the dismissal to the Nebraska State Court of Appeals. The Company intends to vigorously defend against the appeal.

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

Stock Plans

In January 2006, in accordance with plan provisions, the number of shares reserved for issuance under the SIP was increased by an additional 6,713,966 shares.

Acquisition of Moving.com

On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.0 million in cash subject to certain post-closing adjustments. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities.

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (unaudited)

Provided below is the selected unaudited quarterly financial data for 2005 and 2004:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except per share amounts)

Revenue	$56,456	$63,253	$66,338	$66,575	$53,424	$54,320	$54,782	$54,334
Gross profit	43,555	49,714	52,437	50,728	40,174	41,853	42,127	41,877
Income (loss) from continuing operations	(395)	3,320	1,945	(5,180)	(4,777)	(3,960)	(4,753)	(1,011)
Income (loss) from discontinued operations	—	—	—	855	(306)	(302)	180	7,043

Net income/(loss)	(395)	3,320	1,945	(4,325)	(5,083)	(4,262)	(4,573)	6,032
Convertible preferred stock dividend	—	—	—	(311)	—	—	—	—

Net income/(loss) applicable to common stockholders	$(395)	$3,320	$1,945	$(4,636)	$(5,083)	$(4,262)	$(4,573)	$6,032

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.00)	$0.02	$0.01	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.01)
Discontinued operations	—	—	—	0.01	—	—	—	0.05

Net income (loss)	$(0.00)	$0.02	$0.01	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$0.04

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.00)	$0.02	$0.01	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.01)
Discontinued operations	—	—	—	0.01	—	—	—	0.05

Net income (loss)	$(0.00)	$0.02	$0.01	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$0.04

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2005, we implemented certain modules of PeopleSoft financials in conjunction with the second phase of a company-wide enterprise resource planning initiative. In connection therewith, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our internal processes and accounting procedures, including the improvement and retention of documentation of all accounting policies and procedures as well as all of management’s key assumptions, estimates and conclusions that affect its recorded balances in its financial statements.

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

Homestore’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Homestore’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/  W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

March 7, 2006

/s/  LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Homestore, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing above, that Homestore, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Homestore, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Homestore, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Homestore, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Homestore, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 8, 2006

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

We will provide information that is responsive to this item in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Principal Accountant Fees and Services,” and “Fees Billed for Services Rendered by Independent Auditors,” and possibly elsewhere therein. That information is incorporated in this item by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 47 of this report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number	Exhibit Title

2.01	Agreement and Plan of Merger dated December 31, 1998 between NetSelect, Inc. and InfoTouch Corporation. (Incorporated by reference to Exhibit 2.01 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.02	Agreement and Plan of Reorganization dated June 20, 1998 among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III. (Incorporated by reference to Exhibit 2.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.03	Exchange Agreement dated March 31, 1998 among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna. (Incorporated by reference to Exhibit 2.03 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.04	Agreement and Plan of Reorganization dated May 19, 1999 between NetSelect, Inc., Avenue Acquisition Corporation and SpringStreet, Inc. (Incorporated by reference to Exhibit 2.04 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
2.05	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., The Homebuyer’s Fair, Inc., certain shareholders of The Homebuyer’s Fair, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed November 15, 1999.)
2.06	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., FAS-Hotline, Inc., the shareholders of FAS-Hotline, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed November 15, 1999.)
2.07	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3.01.1	Restated Certificate of Incorporation dated June 23, 2005.(2)
3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005.(2)
3.02	Bylaws dated June 22, 2005. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 28, 2005.)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
3.04	RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 to our registration statement on Form S-1/A (File No. 333-79689) filed July 8, 1999.)
4.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999. (Incorporated by reference to Exhibit 4.02.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
4.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated April 9, 1999. (Incorporated by reference to Exhibit 4.02.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

Number	Exhibit Title

10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02	Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc. (Incorporated by reference to Exhibit 10.03 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.03	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.06	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.07	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.08	Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation. (Incorporated by reference to Exhibit 10.06 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.09	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.10	Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)
10.11.1	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.11.2	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.12	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.13	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.15	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)

Number	Exhibit Title

10.18	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.19	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.25	Form of Indemnity Agreement between Homestore. Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.26	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.27	2003 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.28	2005 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.29	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.30	2003 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.31	2005 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.32	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.33	2003 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.34	2005 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.35	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	2003 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 31, 2003.)(3)

Number	Exhibit Title

10.38	2005 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.39	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.40	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	2003 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.42	Realtor + Top Producer 2005 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.43	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.44	Offer Letter dated September 30, 2002 between Homestore.com®, Inc. and Michael R. Douglas. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.45	2003 Executive Bonus Plan of Michael R. Douglas (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.46	2005 Executive Bonus Plan of Michael R. Douglas (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.47	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.48	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.51	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.52	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.53.1	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.53.2	Amendment to Distribution Agreement dated as of October 29, 2005 between Registrant and America Online, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005.)(4)

Number	Exhibit Title

10.54	Contract of Sale dated as of April 2004 between 115 south Service Road, LLC and Welcome Wagon® International, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.55	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.56	Master Distribution Agreement dated February 2, 2005 among Homestore, Inc., Homestore Sales Company, Inc. and NRT Incorporated.(2) (4)
10.57	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.58	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)
10.59	Settlement Agreement and Releases dated September 20, 2005 between the Company and Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.60	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.61	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
14.01	Homestore, Inc. Code of Conduct and Business Ethics. (Incorporated by reference to Exhibit 14.1 to our current report on Form 8-K filed March 21, 2005.)
21.01	Subsidiaries of Homestore, Inc.(2)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
24.01	Power of Attorney (included on signature pages to this report).(2)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(4)	Confidential treatment has been requested with respect to certain information in these exhibits pursuant to a confidential treatment request.

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

Date: March 7, 2006

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

Signature	Title	Date

Principal Executive Officer:

/s/ W. MICHAEL LONG W. Michael Long	Chief Executive Officer and Director	March 7, 2006

Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III Lewis R. Belote, III	Chief Financial Officer	March 7, 2006

Signature	Title	Date

Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 7, 2006

/s/ FRED D. ANDERSON Fred D. Anderson	Director	March 7, 2006

/s/ L. JOHN DOERR L. John Doerr	Director	March 7, 2006

/s/ WILLIAM E. KELVIE William E. Kelvie	Director	March 7, 2006

/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 7, 2006

/s/ ROGER B. MCNAMEE Roger B. McNamee	Director	March 7, 2006

/s/ V. PAUL UNRUH V. Paul Unruh	Director	March 7, 2006

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 7, 2006

/s/ ALAN J. YASSKY Alan J. Yassky	Director	March 7, 2006