Form 10-K/A
period 2005-12-31
HOMESTORE INC
filed 2006-04-27
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1
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
     Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005*	$252,750,921
Number of shares of common stock outstanding as of April 1, 2006	150,132,122
     *Based on the closing price of the common stock of $2.03 per share on that date, as reported on The NASDAQ National Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Executive Officers
     The following table sets forth information regarding the directors and executive officers of Homestore, Inc. (the “Company” or “we”).

Name	Age	Position
Joe F. Hanauer	68	Chairman of the Board and Director
Fred D. Anderson	61	Director
L. John Doerr	54	Director
William E. Kelvie	58	Director
Kenneth K. Klein(1)	62	Director
W. Michael Long	53	Chief Executive Officer and Director
Roger B. McNamee	49	Director
V. Paul Unruh(1)(2)	57	Director
Bruce G. Willison(1)	57	Director
Alan Yassky	70	Director
Jack D. Dennison	49	Chief Operating Officer
Lewis R. Belote, III	50	Chief Financial Officer
Allan P. Merrill	39	Executive Vice President, Strategy and Corporate Development
Michael R. Douglas	52	Executive Vice President, General Counsel and Secretary
Allan D. Dalton	57	President and Chief Executive Officer, REALTOR.com®
Stephen T. Feltner	35	President, Homebuilder.com
Maria L. Pietroforte	48	President, RentNet

(1)	Member of audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

(2)	The board of directors has determined that Mr. Unruh meets the requirements of an “audit committee financial expert” as defined in Securities and Exchange Commission (“SEC”) rules and regulations. Mr. Unruh meets the requirements for being “independent” as defined by SEC rules and regulations.
     Our bylaws provide that the authorized number of directors may be fixed by resolution of the board of directors from time to time, provided, however, that the number of directors shall not be increased above eleven directors nor decreased below seven directors without stockholder approval. Currently, the board has fixed the number of directors at ten. Our board is currently divided into three classes as nearly equal in size as possible and generally with staggered three year terms. The term of office for Class I, Class II and Class III directors will expire at the annual meeting of stockholders to be held in 2006, 2007 and 2008, respectively, or upon a director’s earlier death, resignation or removal. At our 2005 annual meeting of stockholders, the stockholders approved our Restated Certificate of Incorporation, which became effective when it was filed with the Secretary of State of the State of Delaware on June 23, 2005. This Restated Certificate of Incorporation effected amendments to our Certificate of Incorporation as then in effect resulting in the elimination of the classification of our board of directors in 2008. In particular, pursuant to our Restated Certificate of Incorporation, the terms of the directors that were elected at our annual meeting of stockholders in 2005, as well as those directors that are to be elected at the annual stockholders meeting in each of 2006 and 2007, will expire in 2008, and beginning with our 2008 annual stockholders meeting, all directors will be elected at each annual meeting for a term of one year. The Restated Certificate of Incorporation also provides that, notwithstanding the above, each director shall hold office until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal.
     By virtue of its ownership of our sole outstanding share of Series A preferred stock, the National Association of REALTORS® has the right to elect one of our directors, and the National Association of REALTORS® has exercised that right to elect Mr. Yassky as a director.

     Pursuant to the Certificate of Designation for our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”), the holders of Series B Preferred Stock, voting as a separate class, are currently entitled to elect two directors (the “Series B Directors”) to the Board. Thus by virtue of their ownership of the outstanding shares of our Series B Preferred Stock, Elevation Partners, L.P. and its affiliate Elevation Employee Side Fund, LLC (together “Elevation”) currently have the right to designate and to elect two of our directors, and Elevation exercised that right in 2005 to elect Messrs. Anderson and McNamee as directors. If, however, the aggregate number of shares of Series B Preferred Stock issued on the original issuance date, November 29, 2005, that are outstanding on the record date for determining the stockholders entitled to vote at the next annual meeting of stockholders falls below two-thirds but is at least one-third of the shares of Series B Preferred Stock issued on November 29, 2005 (100,000 shares were issued on that date), as adjusted for certain events, then the holders thereof will be entitled to elect only one Series B Director as a separate class. Subject to certain limitations, only holders of Series B Preferred Stock are entitled to remove or fill vacancies for Series B Directors.
     In addition, pursuant to the Stockholders Agreement between the Company and Elevation dated November 29, 2005 (the “Elevation Stockholders Agreement”), following the conversion of any of the 100,000 shares of Series B Preferred Stock originally purchased by Elevation on November 29, 2005 into shares of common stock (and without duplication of the Board seats provided for in the provisions above) for so long as Elevation holds at least a number of converted shares equal to two-thirds of the purchased shares on an as converted basis, Elevation Partners, L.P. shall have the right to nominate two directors for election to the Board, and for so long as Elevation holds a number of converted shares equal to less than two-thirds but at least one-third of the purchased shares on an as converted basis, Elevation Partners, L.P. shall have the right to nominate one director for election to the Board. The Elevation Stockholders Agreement also provides that Elevation is required to vote their shares in the manner recommended by the Board of Directors with respect to the election or removal of directors, other than any of the Series B Directors.
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
     Fred D. Anderson has served as one of our directors since December 2005. Mr. Anderson is a Class II director. Mr. Anderson co-founded and has been a managing director of Elevation Partners, L.P., a private equity firm focused on the media and entertainment industry, since July 2004. From March 1996 to June 2004, Mr. Anderson served as executive vice president and chief financial officer of Apple Computer, Inc., a manufacturer of personal computers and related software. Prior to joining Apple, Mr. Anderson was corporate vice president and chief financial officer of Automatic Data Processing, Inc., an electronic transaction processing firm, from August 1992 to March 1996. Mr. Anderson also serves on the board of directors of Apple Computer, Inc. and eBay, Inc.
     L. John Doerr has served as one of our directors since August 1998. Mr. Doerr is a Class III director. Mr. Doerr has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since 1980. Prior to his tenure at Kleiner Perkins, Mr. Doerr was employed by Intel Corporation for five years. He serves on the board of directors of Amazon.com, Inc., Google Inc., Intuit Inc. and Sun Microsystems, Inc.
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

     Kenneth K. Klein has served as one of our directors since August 1998. Mr. Klein is a Class II director. He is president and chief executive officer of a privately held group of companies involved in diversified residential and light commercial construction and land development, including Kleinco Construction Services, Inc., of which Mr. Klein has served as president and chief executive officer since 1980. Mr. Klein was national vice president of the National Association of Home Builders during the calendar years 1999 and 2000.
     W. Michael Long has served as our chief executive officer and as one of our directors since January 2002. Mr. Long is a Class III director. From November 1999 to April 2001, Mr. Long served as chairman of the board and as a director of Healtheon/WebMD Corporation (“Healtheon/WebMD;” now known as Emdeon Corporation), a provider of healthcare information services and technology solutions. From July 1997 to November 1999, Mr. Long served as chief executive officer of Healtheon/WebMD, which was then known as Healtheon. From August 1996 to July 1997, Mr. Long served as president and chief executive officer of CSC Continuum, Inc., a unit of Computer Sciences Corporation. Prior to its acquisition by CSC, Mr. Long was president and chief executive officer of The Continuum Company, Inc.
     Roger B. McNamee has served as one of our directors since December 2005. Mr. McNamee is a Class I director. Mr. McNamee co-founded and has been a managing director of Elevation Partners, L.P., since July 2004. Prior to joining Elevation, Mr. McNamee was a co-founder of Silver Lake Partners, a private equity firm, where he is also currently an advisory director. Mr. McNamee was a co-founder of Integral Capital Partners, a venture capital firm, in 1991, where he is currently an advisory director of the general partner of Integral’s most recent investment fund and continues as a managing member of the general partner of its previous investment funds. Prior to founding Integral, Mr. McNamee managed the T. Rowe Price Science & Technology Fund and co-managed the T. Rowe Price New Horizons Fund.
     V. Paul Unruh has served as one of our directors since May 2003. Mr. Unruh is a Class I director. For 25 years, Mr. Unruh worked at Bechtel, a privately held global engineering and construction services organization. Prior to his retirement in 2002, Mr. Unruh served as vice chairman of Bechtel Group, Inc. from January 2001 to December 2002 and president of Bechtel Enterprises, a development and financing subsidiary, from July 1997 to January 2001. His previous responsibilities at Bechtel included both operating and financial positions, including chief financial officer, treasurer and controller. Prior to joining Bechtel in 1978, Mr. Unruh practiced as a certified public accountant with what is now PricewaterhouseCoopers LLP for seven years. Mr. Unruh is currently a director of Symantec Corporation, a software company, and Heidrick and Struggles International, Inc., a provider of senior-level executive search and leadership services.
     Bruce G. Willison has served as one of our directors since December 2002. Mr. Willison is a Class I director. Since January 2006, Mr. Willison has served as Professor of Management of the UCLA Anderson School of Management. From 1999 to December 2005, Mr. Willison served as Dean of the UCLA Anderson School of Management. This appointment followed a 26-year career in the banking industry, most recently as president and chief operating officer of H.F. Ahmanson & Co., the parent company of Home Savings of America. Prior to that, Mr. Willison held several executive positions at First Interstate Bancorp, including chairman and chief executive officer of First Interstate’s Oregon operations and chairman, president, and chief executive officer of First Interstate Bank of California, as well as vice chairman of the bank’s holding company, First Interstate Bancorp. Mr. Willison began his banking career at Bank of America Corp. in 1973. Mr. Willison is a director of Health Net, Inc., an integrated managed care organization, and IndyMac Bancorp, Inc., the parent company of IndyMac Bank.
     Alan Yassky has served as one of our directors (as the National Association of REALTORS® representative) since June 2005. Mr. Yassky is a Class I director. Mr. Yassky has served as the representative of the National Association of REALTORS® on the board of directors of RealSelect, Inc., a wholly-owned subsidiary of the Company, since December 2000. Mr. Yassky has been a Realtor since 1964, and has served as a director of the National Association of REALTORS® since 1984. From 1997 to 2000, Mr. Yassky additionally served as treasurer for the National Association of REALTORS®. Mr. Yassky also founded Rockland Realty in 1964, a real estate firm in New York, which he continues to operate as co-owner.
     Jack D. Dennison has served as our chief operating officer since January 2002. From July 1998 to January 2001, Mr. Dennison served as executive vice president, general counsel and secretary of Healtheon/WebMD

(now known as Emdeon Corporation). From 1996 to July 1998, Mr. Dennison served as vice president and deputy general counsel to Computer Sciences Corporation. Prior to that time, Mr. Dennison was general counsel at The Continuum Company, Inc.
     Lewis R. Belote, III has served as our chief financial officer since January 2002. From May 1998 to April 2001, Mr. Belote served as senior vice president, finance of Healtheon/WebMD (now known as Emdeon Corporation). From June 1996 to May 1998, Mr. Belote served as senior vice president and chief financial officer for ActaMed Corporation. Prior to 1996, Mr. Belote served for twelve years with the accounting firm of Ernst & Young LLP.
     Allan P. Merrill has served as executive vice president of strategy and corporate development since October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, one of our consumer websites. Mr. Merrill joined us following a 13-year tenure, from 1987 to March 2000, with the investment banking firm Warburg Dillon Read (now UBS Investment Bank), where he was a managing director last served as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University.
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
     Allan D. Dalton has served as president and chief executive officer of REALTOR.com®, one of our consumer websites and the official Internet site of the National Association of REALTORS®, since October 2002. From August 2002 to October 2002, Mr. Dalton served as executive vice president of Coldwell Banker New England Metro, the largest real estate services organization in New England. From January 1998 to August 2002, Mr. Dalton was senior vice president of NRT, a residential real estate brokerage company and a subsidiary of Cendant Corporation. Mr. Dalton’s 20-plus year career in the real estate industry includes 16 years as president and co-owner of an independent real estate brokerage with more than 30 offices. He has also served as executive vice president of Coldwell Banker Hunneman.
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

     Based solely on our review of the copies of Section 16(a) reports received or written representations from certain Reporting Persons, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2005 were met in a timely manner by the Reporting Persons.
Code of Conduct and Business Ethics
     We have a strong commitment to business ethics and to complying with the laws that govern the conduct of our businesses. We believe that a commitment to honesty and integrity is a valuable asset that builds trust with our customers, suppliers, employees, stockholders and the communities in which we operate. To implement our commitment, we have developed a code of conduct and business ethics. The code applies to all of our employees, directors, officers, agents and consultants. We have also established a compliance program that is intended to ensure that we have in place policies and systems designed to prevent and detect violations of the code or any applicable law, policy or regulation. A copy of the code is available at our website at http://media.corporate-ir.net/media_files/IROL/11/111114/gov/HOMS_COC.pdf
     We will post on our website, http://ir.homestore.com, any amendments to, or waivers from, a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any of the following: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; or (v) accountability for adherence to the code.

Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth all compensation paid for services in 2005, 2004, and 2003 to all persons who served as our chief executive officer during 2005 and our other four most highly compensated executive officers during 2005. We collectively refer to these persons as the “named executive officers.”
Summary Compensation Table

					Long Term
					Compensation
			Annual Compensation		Securities
				Other Annual	Underlying	Restricted		All Other
Name and Principal	Year	Salary($)	Bonus($)	Compensation($)	Options(#)	Shares($)		Compensation($)
Position
W. Michael Long	2005	500,000	775,000	—	2,300,000	—		—
Chief Executive	2004	500,000	500,000	—	1,000,000	250,000	(1)	—
Officer	2003	500,000	500,000	—	—	300,000	(2)	—

Jack D. Dennison	2005	400,000	620,000	—	500,000	—		6,300	(3)
Chief Operating	2004	400,000	400,000	—	500,000	—		—
Officer	2003	400,000	425,000	—	—	—		6,775	(4)

Allan D. Dalton	2005	325,000	630,000	—	350,000	—		2,311	(3)
President and CEO,	2004	325,000	406,250	—	350,000	—		—
REALTOR.com®	2003	325,000	425,000	17,526 (5)	—	—		90,933	(6)

Lewis R. Belote, III	2005	350,000	540,000	—	350,000	—		6,300	(3)
Chief Financial	2004	350,000	350,000	—	350,000	—		—
Officer	2003	350,000	350,000	—	—	—		—

Allan P. Merrill	2005	325,000	550,000	—	350,000	—		6,300	(3)
Executive Vice	2004	325,000	325,000	—	350,000	—		—
President, Strategy	2003	325,000	350,000	—	550,001 (7)	—		—
and Corporate Development

(1)	Represents 115,740 shares of restricted stock granted to Mr. Long on March 17, 2005 in consideration for his services to us during 2004. These shares will vest in full on March 17, 2008. The aggregate number of shares of restricted stock held by Mr. Long as of December 31, 2005 was 186,662. The aggregate value of restricted stock held by Mr. Long as of December 31, 2005 was $951,977.

(2)	Represents 70,922 shares of restricted stock granted to Mr. Long on March 31, 2004 in consideration for his services to us during 2003. These shares will vest in full on March 31, 2007.

(3)	Represents amounts contributed by us as a match of participant’s 401(k) contributions.

(4)	Represents relocation expenses paid by us.

(5)	Represents amounts reimbursed for the payment of taxes and tax gross-up amounts associated with relocation expenses.

(6)	Represents $13,357 of expense paid by us for travel on an airplane indirectly owned by Mr. Long, and $77,576 of relocation expenses paid by us.

(7)	50,001 of which were granted in connection with an option exchange offer in which we offered our employees the opportunity to exchange all outstanding options granted to them (or assumed by us) between August 5, 1999 (the date of our initial public offering) and December 31, 2001 for new options.

Stock Option Grants in 2005
     The following table sets forth grants of stock options to the named executive officers in 2005.
     All options granted to the named executive officers in 2005 are either incentive stock options or nonqualified stock options. The options expire ten years from the date of grant and were granted at an exercise price equal to the fair market value of our common stock on the date of grant.
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

	Number of		Percent of			Potential Realizable Value of
	Securities		Total Options			Assumed Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees in	Price	Expiration	Option Term ($)
Name	Granted (#)		2005	($/Sh)	Date	5%	10%
W. Michael Long	2,300,000	(1)	32.71%	2.16	3/17/2015	3,124,349	7,917,713
Jack D. Dennison	500,000	(1)	7.11%	2.16	3/17/2015	679,206	1,721,242
Allan D. Dalton	350,000	(1)	4.98%	2.16	3/17/2015	475,444	1,204,869
Lewis R. Belote, III	350,000	(1)	4.98%	2.16	3/17/2015	475,444	1,204,869
Allan P. Merrill	350,000	(1)	4.98%	2.16	3/17/2015	475,444	1,204,869

(1)	Option vests ratably on a quarterly basis over four years beginning on March 17, 2005.
     The percentage of total options granted to employees is based on options to purchase a total of 7,031,000 shares of our common stock granted during 2005. If exercised, the options granted to employees would represent 4.71% of the total number of shares of our common stock outstanding at December 31, 2005.
Aggregated Option Exercises in 2005 and Option Values at December 31, 2005
     The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2005 by the named executive officers. No stock options were exercised by the named executive officers in 2005. Also reported are values of in-the-money options, which represent the positive spread between the exercise prices of outstanding stock options and the fair market value of $5.10 per share, which was the closing price of our common stock on December 30, 2005.

			Number of
			Securities Underlying		Value of Unexercised
	Number of		Unexercised Options at		In-the-Money Options at
	Shares		12/31/05		12/31/05($)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Michael Long	—	—	5,831,250	2,668,750	18,648,563	6,491,438
Jack D. Dennison	—	—	2,793,750	806,250	8,965,969	1,693,031
Allan D. Dalton	—	—	916,144	733,856	3,834,665	2,022,335
Lewis R. Belote, III	—	—	1,867,030	562,970	5,980,272	1,180,428
Allan P. Merrill	—	—	1,596,352	803,649	4,529,885	1,630,119

Employment-Related Agreements
     Mr. Long
     We entered into an employment agreement with Mr. Long dated as of March 6, 2002 that provides for his employment as our chief executive officer.
     Mr. Long’s employment agreement provides for annual base salary of $500,000. We provided Mr. Long a signing bonus of $500,000 that was paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2005 executive bonus plan, Mr. Long was also eligible to receive a performance bonus of up to twice his annual base salary for 2005; he received $775,000.
     We granted Mr. Long a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 1,300,000 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Long a “Principal Option” to purchase 3,900,000 shares of our common stock at an exercise price of $1.76 per share. Mr. Long’s Principal Option vested ratably on a monthly basis over 48 months beginning on February 1, 2002 and is now fully vested.
     The Sign-On Option and Principal Option may be exercised after a termination of employment (but no later than their expiration date, January 23, 2012) as follows: (i) within 90 days after termination for cause; (ii) within one year after voluntary termination prior to a change in control; or (iii) within three years after termination for any other reason.
     We agreed to provide residential accommodations to Mr. Long within reasonable commuting distance of our offices, with costs not to exceed $5,000 per month. We will reimburse Mr. Long the actual and reasonable fixed operating costs and the actual and reasonable business related variable operating costs of an airplane indirectly owned by him; Mr. Long was reimbursed approximately $1.68 million for the use of this airplane in 2005. We also will reimburse him for actual and reasonable business expenses. If the foregoing reimbursements are subject to federal or state income taxes, we will pay an amount necessary to place Mr. Long in the same after-tax position as he would have been in had no such taxes been imposed.
     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Long will receive an amount equal to his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months.
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
     On March 17, 2005, we granted Mr. Long options to purchase 2,300,000 shares of our common stock at an exercise price of $2.16 per share. This option vests ratably on a quarterly basis over four years beginning on March 17, 2005. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.

     Mr. Dennison
     We entered into an employment agreement with Mr. Dennison dated as of March 6, 2002 that provides for his employment as our chief operating officer.
     Mr. Dennison’s employment agreement provides for annual base salary of $400,000. We provided Mr. Dennison a signing bonus of $400,000 that was paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2005 executive bonus plan, Mr. Dennison was also eligible to receive a performance bonus of up to twice his annual base salary for 2005; he received $620,000.
     We granted Mr. Dennison a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 650,000 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Dennison a “Principal Option” to purchase 1,950,000 shares of our common stock at an exercise price of $1.76 per share. Mr. Dennison’s Principal Option vested ratably on a monthly basis over 48 months beginning on February 1, 2002 and is now fully vested.
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
     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Dennison will receive an amount equal to his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months.
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
     On March 17, 2005, we granted Mr. Dennison options to purchase 500,000 shares of our common stock at an exercise price of $2.16 per share. This option vests ratably on a quarterly basis over four years beginning on March 17, 2005. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.
     Mr. Dalton
     On September 30, 2002, we entered into an executive retention and severance agreement with Mr. Dalton pursuant to which he agreed to serve as President and CEO of REALTOR.com®. Additionally, we entered into a compensation arrangement with Mr. Dalton that provides for annual base salary of $325,000. Under his 2005 executive bonus plan, Mr. Dalton was also eligible to receive a performance bonus of up to twice his annual base salary for 2005; he received $630,000.
     We reimburse Mr. Dalton for actual and reasonable business expenses. In addition, as described above under “Summary Compensation Table,” Mr. Dalton was reimbursed for reasonable expenses associated with his relocation to our headquarters. This included taxes and tax gross-up amounts associated with payments made to relocate Mr. Dalton to our headquarters. We purchased a residence in the fourth quarter of 2002 from Mr. Dalton for $1.95 million, based on its appraised value, to facilitate his move to our headquarters. We sold this house in 2004 for approximately $1.4 million, net of commissions and operating costs.
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
     On March 17, 2005, we granted Mr. Dalton options to purchase 350,000 shares of our common stock at an exercise price of $2.16 per share. This option vests ratably on a quarterly basis over four years beginning on March 17, 2005. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.
     Mr. Belote
     We entered into an employment agreement with Mr. Belote dated as of March 6, 2002 that provides for his employment as our chief financial officer.
     Mr. Belote’s employment agreement provides for annual base salary of $350,000. We provided Mr. Belote a signing bonus of $350,000 that was paid in four equal quarterly installments, the last of which was paid on January 31, 2003. Under his 2005 executive bonus plan, Mr. Belote was also eligible to receive a performance bonus of up to twice his annual base salary for 2005; he received $540,000.
     We granted Mr. Belote a “Sign-On Option,” which fully vested on January 24, 2002, to purchase 432,500 shares of our common stock at an exercise price of $1.76 per share. We also granted Mr. Belote a “Principal Option” to purchase 1,297,500 shares of our common stock at an exercise price of $1.76 per share. Mr. Belote’s Principal Option vested ratably on a monthly basis over 48 months beginning on February 1, 2002 and is now fully vested.

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
     If there is a termination of employment without cause, a termination for death or disability or a constructive termination of employment, whether or not in connection with a change in control, subject to his execution of a release of claims, Mr. Belote will receive an amount equal to his annual base salary and his full annual bonus for the fiscal year in which the termination occurs, payable in equal installments over twelve months.
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
     On March 17, 2005, we granted Mr. Belote options to purchase 350,000 shares of our common stock at an exercise price of $2.16 per share. This option vests ratably on a quarterly basis over four years beginning on March 17, 2005. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.
     Mr. Merrill
     On April 24, 2002, we entered into an executive retention and severance agreement with Mr. Merrill pursuant to which he agreed to continue to serve as executive vice president of strategy and corporate development. Additionally, we entered into a new compensation arrangement with Mr. Merrill that provides for annual base salary of $325,000, effective January 21, 2002. Under his 2005 executive bonus plan, Mr. Merrill was also eligible to receive a performance bonus of up to twice his annual base salary for 2005; he received $550,000.
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
     On March 31, 2003, we granted Mr. Merrill an option to purchase 50,001 shares of our common stock at an exercise price of $0.56 per share. This option vests ratably on a monthly basis over 36 months beginning on April 30, 2003. Additionally, on November 24, 2003, we granted Mr. Merrill an option to purchase 500,000 shares of our common stock at an exercise price of $3.24 per share. This option vested as to 125,000 shares on November 24, 2004 and the remainder vests ratably on a monthly basis over 36 months beginning on December 24, 2004.
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
     On March 17, 2005, we granted Mr. Merrill options to purchase 350,000 shares of our common stock at an exercise price of $2.16 per share. This option vests ratably on a quarterly basis over four years beginning on March 17, 2005. In the event of termination upon a change of control, or termination without cause in the absence of a change of control, subject to his provision of transition services if requested and his execution of a release of claims, such options will vest and become exercisable for a period of one year following such termination.
Director Compensation
     Non-employee directors receive an annual retainer of $25,000 in cash, which is paid in quarterly installments. Each committee chair receives an additional annual retainer of $5,000 in cash, except the chairman of the audit committee receives $10,000 in cash. Each of these directors also receives $1,500 in cash per meeting for each board meeting attended in person (and $1,000 for each telephonic meeting attended after April 4, 2005) that requires a significant commitment of time. In addition, members of the committees of the board receive, depending on the committee, either $2,000 or $1,500 for each committee meeting attended (and either $1,500 or $1,000 for each telephonic meeting attended after April 4, 2005) that requires a significant commitment of time. Mr. Hanauer, in his capacity as chairman of the board, receives an additional annual retainer of $70,000 in cash, which is paid in quarterly installments.
     In June 2005, each non-employee director (other than any director who is entitled to a seat on our board of directors on a contractual basis) was granted 15,000 restricted shares of our common stock under our 1999 Stock Incentive Plan. Mr. Hanauer, in his capacity as chairman of the board, was granted an additional 15,450 restricted shares. No options were included as part of these 2005 grants to directors. Each restricted share will vest three years after the grant date. All restricted stock will immediately vest if the director is not nominated for re-election, is nominated for re-election and is not elected or must resign due to health reasons, or upon such director’s death. Upon a director’s resignation or termination for other reasons, including but not limited to business conflicts with us, all of the director’s unvested restricted stock will be terminated immediately.

Compensation Committee Interlocks and Insider Participation
     As of January 1, 2005, the management development and compensation committee was composed of three non-employee directors, Messrs. Hanauer, Doerr and Willison, none of whom have any interlocking relationships as defined by the SEC. In March 2005, Mr. Doerr resigned from the management development and compensation committee. During the remainder of 2005, this committee was composed of Messrs. Hanauer and Willison, who are the current members of this committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information relating to beneficial ownership of our voting securities as of April 1, 2006, by
•	each stockholder known by us to be the beneficial owner of 5% or more of any class of our voting securities,

•	each of our directors,

•	each of the executive officers listed in the summary compensation table, and

•	all of our directors and executive officers as a group.
     Unless otherwise noted, the address for each stockholder listed is c/o Homestore, Inc., 30700 Russell Ranch Road, Westlake Village, California 91362.

				Shares of Series A			Shares of Series B
	Shares of Common Stock			Preferred Stock (1)			Preferred Stock (2)
	Beneficially Owned			Beneficially Owned			Beneficially Owned
Name of Beneficial Owner	Number		Percent	Number		Percent	Number		Percent
FMR Corp.	22,154,101	(3)	14.8%	—		—	—		—
82 Devonshire Street Boston, MA 02109
Roger B. McNamee	24,459,493	(4)(5)	14.0%	—		—	101,189	(6)	100%
Elevation Partners, L.P.	24,092,579	(5)	13.8%	—		—	101,189	(6)	100%
2800 Sand Hill Road Suite 160 Menlo Park, CA 94025
Fred D. Anderson	24,092,579	(5)	13.8%	—		—	101,189	(6)	100%
TCS Capital GP, LLC	9,225,213	(7)	6.1%	—		—	—		—
888 Seventh Avenue Suite 1504 New York, NY 10019
AXA Financial, Inc.	7,551,044	(8)	5.0%	—		—	—		—
1290 Ave. of the Americas New York, NY 10104
W. Michael Long	6,340,808	(9)	4.1%	—		—	—		—
L. John Doerr	4,307,916	(10)	2.9%	—		—	—		—
National Association of REALTORS®	3,975,329		2.6%	1		100%	—		—
430 North Michigan Ave. Chicago, IL 60611
Alan Yassky	3,975,329	(11)	2.6%	1	(12)	100%	—		—
Jack D. Dennison	2,943,272	(13)	1.9%	—		—	—		—
Lewis R. Belote, III	1,979,101	(14)	1.3%	—		—	—		—
Allan P. Merrill	1,760,974	(15)	1.2%	—		—	—		—
Allan D. Dalton	1,081,114	(16)	*	—		—	—		—
Joe F. Hanauer	889,604	(17)	*	—		—	—		—
Kenneth K. Klein	153,287	(18)	*	—		—	—		—
Bruce G. Willison	118,841	(19)	*	—		—	—		—
V. Paul Unruh	115,300	(20)	*	—		—	—		—
William E. Kelvie	114,487	(21)	*	—		—	—		—
All 17 directors and executive officers as a group	49,885,454		26.2%	1		100%	101,189		100%

*	Represents beneficial ownership of less than 1%.

(1)	We have authorized the issuance of one share of Series A preferred stock, which is held by the National Association of REALTORS®. Although the Series A preferred stockholder is generally not entitled to notice of any stockholders’ meetings or to vote on any matters with respect to any question upon which holders of our common stock or of any other series of our preferred stock have the right to vote, except as may be required by law (in which case, the Series A preferred stock would have one vote per share and would vote together with the common stock as a single class), the holder of Series A preferred stock is entitled to elect one member of our board of directors.

(2)	By virtue of their ownership of all of the outstanding shares of our Series B Preferred Stock, Elevation currently has the right to elect two of our directors. In addition, the Series B Preferred Stock votes as a single class with the common stock on any matter to come before the stockholders of the Company, with each share of Series B Preferred Stock being entitled to cast a number of votes equal to the number of shares of Common Stock into which it is then convertible. Pursuant to the Elevation Stockholders Agreement, Elevation is required to vote their shares in the manner recommended by the board of directors with respect to the election or removal of directors, other than any directors designated by them.

(3)	The information shown is as of December 31, 2005 and is based upon information disclosed by FMR Corp., Edward C. Johnson 3d, Fidelity Management & Research Company, and Fidelity Mid Cap Stock Fund in an amendment to a Schedule 13G filed with the SEC on February 14, 2006. Such persons reported that Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management & Research Company, and other members of the filing group, have sole power to dispose or to direct the disposition of 22,140,398 shares of our common stock. Sole power to vote these shares resides in the respective boards of trustees of the funds that have invested in the shares. Such persons also reported that Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, have sole power to dispose or to direct the disposition of and sole power to vote or direct the voting of 11,029 shares of our common stock. Fidelity International Limited, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, is the beneficial owner of 2,674 shares of our common stock.

(4)	Includes 15,650 shares of common stock owned by the Roger and Ann McNamee Trust UTAD 3/27/96. Mr. McNamee and his wife are trustees of this trust. Also includes 351,264 shares of common stock held by two Integral Capital Partners investment funds of which Mr. McNamee is a manager of the general partner. Mr. McNamee disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in his distributive share therein.

(5)	Pursuant to Rule 13d-3 under the Exchange Act, Elevation Partners, L.P. (“Elevation Partners”) may be deemed to beneficially own 24,087,279 shares of our common stock, which is issuable upon conversion of the Series B Preferred Stock held by Elevation Partners. Pursuant to Rule 13d-3 under the Exchange Act, Elevation Employee Side Fund, LLC (“Side Fund”) may be deemed to beneficially own 5,300 shares of our common stock, which is issuable upon conversion of the Series B Preferred Stock held by Side Fund.

Each of Mr. Anderson and Mr. McNamee, our two Series B Directors, as well as each of Marc Bodnick, Paul Hewson, Bret Pearlman and John Riccitiello (collectively, the “Managers”) is a manager of Elevation Associates, LLC (“Elevation LLC”), which is the sole general partner of Elevation Associates, L.P. (“Elevation GP”). Elevation GP is the sole general partner of Elevation Partners. Each of the Managers, including Messrs. Anderson and McNamee, is a manager of Elevation Management, LLC (“Elevation Management”), which is the sole managing member of Side Fund. As managers of each of Elevation LLC and Elevation Management, the Managers, including Messrs. Anderson and McNamee, may be deemed to beneficially own any shares of our common stock deemed to be beneficially owned by Elevation LLC or Elevation Management. Elevation LLC may be deemed to beneficially own any shares of our common stock deemed to be beneficially owned by Elevation GP, which may be deemed to beneficially own any shares of our common stock deemed to be beneficially owned by Elevation Partners. Elevation Management may be deemed to beneficially own any shares of our common stock deemed to be beneficially owned by Side Fund. Each of Messrs. Anderson and McNamee disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in his distributive share therein.

Elevation Partners, Elevation GP and Elevation LLC have sole power to dispose and to direct the disposition of and sole power to vote and direct the voting of 24,087,279 shares of our common stock. Side Fund and Elevation Management have sole power to dispose and to direct the disposition of and sole power to vote and direct the voting of 5,300 shares of our common stock. Each of the Managers has shared power to dispose and to direct the disposition of and shared power to vote and direct the voting of the 24,092,579 shares of our common stock held by Elevation Partners and Side Fund.

(6)	Includes approximately 101,167 shares of Series B Preferred Stock held by Elevation Partners and approximately 22 shares of Series B Preferred Stock held by Side Fund. As managers of each of Elevation LLC and Elevation Management, the Managers, including Messrs. Anderson and McNamee, may be deemed to beneficially own any shares of our Series B Preferred Stock deemed to be beneficially owned by Elevation LLC or Elevation Management. Elevation LLC may be deemed to beneficially own any shares of our Series B Preferred Stock deemed to be beneficially owned by Elevation GP, which may be deemed to beneficially own any shares of our Series B Preferred Stock deemed to be beneficially owned by Elevation Partners. Elevation Management may be deemed to beneficially own any shares of our common stock deemed to be beneficially owned by Side Fund. Each of Messrs. Anderson and McNamee disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in his distributive share therein.

(7)	The information shown is as of January 6, 2006 and is based upon information disclosed by TCS Capital GP, LLC and Eric Semler in an amendment to a Schedule 13G filed with the SEC on January 18, 2006. Such persons reported that Eric Semler has sole power to dispose or to direct the disposition of and sole power to vote or direct the voting of 9,225,213 shares of our common stock and that TCS Capital GP, LLC has sole power to dispose or to direct the disposition of and sole power to vote or direct the voting of 9,185,213 of these shares.

(8)	The information shown is as of December 31, 2005 and is based upon information disclosed by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, (collectively, the “Mutuelles AXA”), AXA and AXA Financial, Inc. in a Schedule 13G filed with the SEC on February 14, 2006. Such persons reported that AXA Financial, Inc. and other members of the filing group have sole power to dispose or to direct the disposition of 7,551,044 shares of our common stock and sole power to vote or direct the voting of 4,924,765 shares of our common stock. The address of the Mutuelles AXA is 26, rue Drougot, 75009 Paris, France and the address of AXA is 25, avenue Matignon, 75008 Paris, France.

(9)	Includes 186,662 shares of restricted stock, none of which will be vested or transferable as of May 31, 2006. Also includes 6,150,000 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(10)	Includes 60,300 shares of restricted stock, of which 25,300 shares will not be vested or transferable as of May 31, 2006. Also includes 64,687 shares issuable upon the exercise of options that are held by Mr. Doerr, which are vested and exercisable as of May 31, 2006. Also includes 3,657,895 shares held by Kleiner Perkins Caufield & Byers VIII, 210,967 shares held by KPCB VIII Founders Fund, and 1,615 shares held by KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr is a general partner of KPCB Associates VIII, which is the general partner of each of Kleiner Perkins Caufield & Byers VIII and KPCB VIII Founders Fund, and a general partner of KPCB Associates VII, which is the general partner of KPCB Information Sciences Zaibatsu Fund II. Mr. Doerr disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities. Also includes 2,602 shares in the Brook H. Byers Trust dated 1986 of which Mr. Doerr is trustee, with respect to which Mr. Doerr disclaims beneficial ownership. The address of the Kleiner Perkins Caufield & Byers entities is 2750 Sand Hill Road, Menlo Park, California 94025.

(11)	Includes 3,975,329 shares of common stock held by the National Association of REALTORS®, of which Mr. Yassky currently serves as a director. Mr. Yassky disclaims beneficial ownership of all of these shares.

(12)	Includes one share of Series A Preferred Stock held by the National Association of REALTORS®, of which Mr. Yassky currently serves as a director. Mr. Yassky disclaims beneficial ownership of all of these shares.

(13)	Includes 2,912,500 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(14)	Includes 1,948,750 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(15)	Includes 1,731,248 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(16)	Includes 1,069,790 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(17)	Includes 267,788 shares of restricted stock, of which 56,200 shares will not be vested or transferable as of May 31, 2006. Also includes 215,468 shares issuable upon the exercise of options that are held by Mr. Hanauer that are vested and exercisable as of May 31, 2006. Also includes 406,348 shares held by Ingleside Interests, L.P. Mr. Hanauer is a general partner of this entity. Mr. Hanauer disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in this entity.

(18)	Includes 72,300 shares of restricted stock, of which 25,300 shares will not be vested or transferable as of May 31, 2006. Also includes 73,187 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(19)	Includes 85,300 shares of restricted stock, of which 25,300 shares will not be vested or transferable as of May 31, 2006. Also includes 33,541 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(20)	Includes 85,300 shares of restricted stock, of which 25,300 shares will not be vested or transferable as of May 31, 2006. Also includes 30,000 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.

(21)	Includes 72,300 shares of restricted stock, of which 25,300 shares will not be vested or transferable as of May 31, 2006. Also includes 42,187 shares issuable upon the exercise of options that are vested and exercisable as of May 31, 2006.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	25,091	$3.00	3,434
Equity compensation plans not approved by security holders	7,123	$2.26	10,531

Total	32,214	$2.84	13,964

Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised. Options outstanding as of December 31, 2005 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 108,249 and the weighted average exercise price of those option shares is $20.30.
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
     Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of the Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We did not grant options under any of these plans in 2005.
     For additional information regarding our equity compensation plans, see Note 13, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions
Operating Agreement with the National Association of REALTORS®
     In November 1996, we entered into an operating agreement with the National Association of REALTORS® (the “NAR”), which governs how our subsidiary, RealSelect, Inc., operates the REALTOR.com® web site on behalf of the NAR. For a description of the operating agreement, please see Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Under our operating agreement as originally entered into with the NAR, we were required to make quarterly royalty payments of up to 15% of RealSelect’s operating revenue in the aggregate to the NAR and the entities that provide us the information for our real property listings (“data content providers”).
     In 2002, we and the NAR amended the NAR operating agreement. In accordance with the operating agreement, as amended, we paid $1,500,000 to the NAR in 2005 and will make the following fixed payments to the NAR:
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
Transactions with Elevation Partners
     On November 29, 2005, pursuant to the terms and conditions of a Preferred Stock Purchase Agreement dated as of November 6, 2005 which we entered into with Elevation Partners, we sold an aggregate of 100,000 shares of our Series B Preferred Stock to Elevation Partners and Side Fund for an aggregate purchase price of $100 million. For a description of the Series B Preferred Stock, please see Note 15, “Series B Convertible Preferred Stock” to our Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Pursuant to the Elevation Stockholders Agreement, we agreed that, subject to the terms and conditions of the Elevation Stockholders Agreement, Elevation may designate or nominate up to two of our directors. On December 8, 2005, as contemplated by the Elevation Stockholders Agreement, Mr. Anderson and Mr. McNamee were elected as directors to fill newly-created seats on our board. Each of Mr. Anderson and Mr. McNamee is a manager of each of Elevation LLC and Elevation Management. Elevation LLC is the sole general partner of Elevation GP, which is the sole general partner of Elevation Partners. Elevation Management is the sole managing member of Side Fund.
     In connection with the sale of our Series B Preferred Stock to Elevation, we made the following payments in 2005:
(i)	a $1,000,000 million transaction fee to Elevation Management;

(ii)	a $163,765 payment to Elevation Management to reimburse it for professional fees it paid to consultants and travel expenses associated with the due diligence investigation of us conducted on behalf of Elevation in connection with the purchase of our Series B Preferred Stock; and

(iii)	direct payments in an aggregate amount of $1,157,812 to a law firm and an accounting firm for legal and accounting fees and expenses incurred in connection with services rendered by each of them to Elevation in connection with the purchase of our Series B Preferred Stock.

Loans to and Transactions with Executive Officers
     As part of an employment agreement entered into in 2002, we reimburse Mr. Long for the actual and reasonable fixed operating costs and the actual and reasonable business related variable operating costs of an airplane that is owned indirectly by him. Total reimbursement for usage in 2005 was approximately $1.68 million.
Item 14. Principal Accountant Fees and Services
     Ernst & Young LLP (“Ernst & Young”) served as the Company’s principal independent accountants to audit the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2005. The fees billed in the fiscal years ended December 31, 2004 and December 31, 2005 for Ernst & Young’s services to us were:

	Year ended	Year ended
	December 31, 2004	December 31, 2005
Audit Fees (1)	$2,892,000	$1,956,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	94,000	253,000
All Other Fees (4)	—	—

Total Fees	$2,986,000	$2,209,000

(1)	“Audit fees” are fees billed by the independent auditors for professional services for the audit of the consolidated financial statements included in our Form 10-K and review of financial statements included in our Form 10-Qs, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” are fees billed by the independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and are not reported under audit fees.

(3)	“Tax fees” are fees billed by the independent auditors for professional services for tax compliance, tax advice, and tax planning.

(4)	“All other fees” are fees billed by the independent auditors to the Company for any services not included in the first three categories, and include fees for accounting services provided to us and in connection with our response to inquires from the SEC.
     The audit committee’s policy is to approve in advance all audit and permitted non-audit services provided by the independent accountant. In 2005, the audit committee approved in advance any services provided by the independent auditors and the related fees. Those services only involved accounting consultation and general corporate tax services. In addition, in December 2003, the audit committee authorized the committee’s audit committee financial expert to pre-approve on behalf of the audit committee permitted auditing and non-auditing services of $50,000 or less to be provided by Ernst & Young or any other accounting services firms, with the audit committee financial expert to report each pre-approval of services to the full committee at its next scheduled meeting after such pre-approval.
     None of the audit and non-audit services described above were approved by the audit committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(3) Exhibits
          See “Index to Exhibits” beginning on page E-1, which is incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 27th day of April, 2006.

HOMESTORE, INC.
By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

INDEX

Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
E-1