Form 10-Q
period 2006-03-31
HOMESTORE INC
filed 2006-05-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _______
Commission File Number 000-26659

Homestore, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4438337 (I.R.S. Employer Identification No.)

30700 Russell Ranch Road Westlake Village, California (Address of Principal Executive Offices)	91362 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 1, 2006, the registrant had 150,445,819 shares of its common stock outstanding.

     Move TM , Homestore.com®, REALTOR.com®, HomeBuilder.com®, RENTNET.com TM , Top Producer®, Welcome Wagon®, and Moving.com TM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HOMESTORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,127	$13,272
Short-term investments	124,575	139,050
Accounts receivable, net	16,984	15,966
Other current assets	19,183	19,485

Total current assets	178,869	187,773

Property and equipment, net	25,516	20,717
Goodwill, net	23,877	19,502
Intangible assets, net	17,997	14,264
Restricted cash	4,122	5,026
Other assets	1,568	1,744

Total assets	$251,949	$249,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,627	$6,427
Accrued expenses	27,517	40,879
Obligation under capital leases	2,080	1,005
Deferred revenue	53,158	43,652

Total current liabilities	87,382	91,963

Obligation under capital leases	2,931	—
Other liabilities	3,668	3,790

Total liabilities	93,981	95,753

Commitments and contingencies (see note 11)

Series B convertible preferred stock	92,523	91,349

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	150	149
Additional paid-in capital	2,052,960	2,047,456
Deferred stock-based charges	—	(351)
Accumulated other comprehensive income	341	343
Accumulated deficit	(1,988,006)	(1,985,673)

Total stockholders’ equity	65,445	61,924

Total liabilities and stockholders’ equity	$251,949	$249,026

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$68,979	$56,456

Cost of revenue	16,406	12,901

Gross profit	52,573	43,555

Operating expenses:
Sales and marketing	25,341	22,362
Product and web site development	8,355	4,379
General and administrative	20,976	16,377
Amortization of intangible assets	747	1,197

Total operating expenses	55,419	44,315

Loss from operations	(2,846)	(760)

Interest income, net	1,615	353
Other income, net	72	12

Net loss	(1,159)	(395)

Convertible preferred stock dividend	(878)	—

Net loss applicable to common stockholders	$(2,037)	$(395)

Unrealized loss on marketable securities	—	(37)
Foreign currency translation	(2)	(2)

Comprehensive loss	$(2,039)	$(434)

Basic and diluted loss per share applicable to common stockholders (see note 8)	$(0.01)	$(0.00)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:

Basic and diluted	148,951	146,656

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,159)	$(395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,444	1,624
Amortization of intangible assets	747	1,197
Provision for doubtful accounts	173	375
Stock-based compensation and charges	3,511	384
Other non-cash items	1	(53)

Changes in operating assets and liabilities:
Accounts receivable	305	(36)
Other assets	454	(2,257)
Accounts payable and accrued expenses	(15,539)	(4,348)
Deferred revenue	8,659	7,987

Net cash provided by (used in) operating activities	(404)	4,478

Cash flows from investing activities:
Purchases of property and equipment	(2,513)	(1,546)
Maturities of short term investments	16,075	—
Purchases of short term investments	(1,600)	(285)
Acquisitions, net	(9,572)	—

Net cash provided by (used in) investing activities	2,390	(1,831)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,414	470
Restricted cash	904	(21)
Payments on capital lease obligations	(449)	(332)

Net cash provided by financing activities	2,869	117

Change in cash and cash equivalents	4,855	2,764

Cash and cash equivalents, beginning of period	13,272	14,819

Cash and cash equivalents, end of period	$18,127	$17,583

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

HOMESTORE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Homestore, Inc. dba Move (“Homestore” or the “Company”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. The Company’s web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its web sites and number of property listings. The Company generates most of its revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, homebuilders and rental property owners, and other local and national advertisers interested in reaching the Company’s consumer audience (before, during or after a move). The Company also provides software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. The Company derives all of its revenue from its North American operations.
     The Company’s primary consumer web sites include REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”); HomeBuilder.com®, the official new home listing site of the National Association of Homebuilders (“NAHB”); RENTNET®, an apartment, corporate housing and self-storage resource; SeniorHousingNet TM .com, a comprehensive resource for seniors; Moving.com TM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. During the second quarter of 2006, the Company intends to launch Move.com TM as a real estate listing and move-related search site. Shortly after its launch, Move.com TM will replace HomeBuilder.com®, RENTNET® and Homestore.com® and the Company will begin promoting those services under the MOVE brand.
2. Basis of Presentation
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 13, 2006. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Significant Accounting Policy
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $3.4 million related to employee stock options.
     Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by SFAS 123. Therefore, there was no stock-based compensation related to employee stock options for the three months ended March 31, 2005. See Note 7 for additional information.
4. Restructuring Charges
     The Company has taken four restructuring charges: in the fourth quarter of 2001, the first quarter of 2002, the third quarter of 2002 and the fourth quarter of 2003. All of these charges were a part of plans approved by the Company’s Board of Directors, with the objective of eliminating duplicate resources and redundancies. The Company has also revised previous estimates from time to time.

     A summary of activity in 2005 and 2006 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total
Restructuring accrual at January 1, 2005	$21	$8,404	$401	$8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	—	5,234	345	5,579
Cash paid	—	(900)	(4)	(904)
Change in estimates	—	52	(52)	—

Restructuring accrual at September 30, 2005	—	4,386	289	4,675
Cash paid	—	(986)	—	(986)
Change in estimates	—	155	(44)	111

Restructuring accrual at December 31, 2005	—	3,555	245	3,800
Cash paid	—	(882)	(11)	(893)
Change in estimates	—	—	—	—

Restructuring accrual at March 31, 2006	$—	$2,673	$234	$2,907

     Substantially all of the remaining restructuring liabilities at March 31, 2006 will be paid by the end of fiscal year 2006. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
5. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Real Estate Services	$12,988	$12,988
Move-Related Services	10,889	6,514

Total	$23,877	$19,502

     Definite-lived intangible assets consist of purchased content, portal relationships, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. The only indefinite lived intangibles are certain trade and domain names. There are no expected residual values related to these intangible assets (in thousands):

	March 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade and domain names, trademarks, websites and brand names	$21,746	$7,234	$19,746	$6,902
Purchased technology	10,499	9,116	9,099	9,099
NAR operating agreement	1,578	639	1,578	601
Other	7,381	6,218	6,301	5,858

Total	$41,204	$23,207	$36,724	$22,460

     Amortization expense for intangible assets for the three months ended March 31, 2006 and 2005 was $747,000 and $1.2 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2006 (remaining 9 months)	$1,583
2007	1,990
2008	1,963
2009	1,687
2010	1,620
6. Stock-Based Charges
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB 25, and complied with the disclosure provisions of SFAS 123. Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant.
     The Company granted restricted stock awards to members of its board of directors as compensation in 2003, 2004 and 2005. These shares will vest on the third anniversary of issuance. As of March 31, 2006 and 2005, there were 372,700 and 574,460 unvested shares of restricted stock issued to members of the Company’s board of directors.
     Prior to the adoption of SFAS 123R on January 1, 2006, the intrinsic value of restricted stock awards granted to the Company’s board of directors were recorded as deferred compensation. Upon adoption of SFAS 123R, the deferred compensation balance of approximately $351,000 was reclassified to additional-paid-in-capital.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003, 2004 and 2005. These shares will vest on the third anniversary of their issuance. As of March 31, 2006 and 2005, there were 186,662 and 70,922 unvested shares of restricted stock issued to the Company’s Chief Executive Officer. The intrinsic value of these restricted stock awards were included in the results of operations in the period in which they were granted.
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
     The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	March 31,
	2006	2005
Sales and marketing	$68	$75
General and administrative	73	309

Total	$141	$384

     Stock-based charges included in sales and marketing represent costs related to vendor agreements and charges included in general and administrative represent amortization of restricted stock.
7. Stock-Based Compensation
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
     In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined by the plan) must not exceed 20 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,713,966, 6,608,957 and 5,439,240 shares in January 2006, 2005 and 2004, respectively. Pursuant to the terms of the plan, no person is eligible to receive more than 2 million shares in any calendar year under the plan.

     In connection with acquisitions prior to 2002, the Company assumed a total of 5,400,000 options. Options outstanding as of March 31, 2006, pursuant to compensation plans assumed in connection with prior acquisitions were 175,466.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation costs are recognized using a straight-line amortization method over the vesting period. Results for prior periods have not been restated.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for input, those ranges are disclosed. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the most recent two years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

Three Months Ended
March 31, 2006
Risk-free interest rates	4.35-4.51%
Expected term (in years)	6.06
Dividend yield	0%
Expected volatility	80%
     Net loss for the three months ended March 31, 2006, includes $3.4 million, or $0.02 per share of stock-based compensation expense. The following chart summarizes the stock-based compensation charges that have been included in the following captions for the three months ended March 31, 2006 (in thousands):

Cost of revenue	$129
Sales and marketing	489
Product and web site development	499
General and administrative	2,253

$3,370

     The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans for the three months ended March 31, 2005. For the purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated using a Black-Scholes option-pricing model and amortized over the stock-options’ vesting periods (in thousands, except per share amounts).

Three Months Ended
March 31, 2005
Net loss applicable to common stockholders:
As reported	$(395)
Add: Stock-based employee compensation charges included in reported net loss (1)	250
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(3,953)

Pro forma net loss	$(4,098)

Net loss per share — basic and diluted:

As reported	$(0.00)

Pro forma net loss	$(0.03)

(1)	Represents restricted stock compensation expense.

     A summary of option activity under the plans as of March 31, 2006, and changes during the quarter then ended, is presented below (in thousands, except per share amounts):

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	32,215	$2.84
Granted	135	6.13
Exercised	(933)	2.59
Cancelled	(1,083)	3.21

Outstanding at March 31, 2006	30,334	$2.84	7.13	$128,468

Exercisable at March 31, 2006	20,218	$2.88	6.41	$89,997

     The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $4.19 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $3.1 million and $0.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s non-vested options as of and for the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2005	12,429	$2.72
Granted	135	6.13
Vested	(1,365)	2.31
Cancelled	(1,083)	3.21

Non-vested options at March 31, 2006	10,116	$2.76

     As of March 31, 2006, there was $21.5 million of unrecognized compensation cost related to non-vested stock options awards granted under the Company’s plans. That cost is expected to be recognized over the next 2.6 years.
8. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net loss	$(1,159)	$(395)
Convertible preferred stock dividend	(878)	—
Less: net loss applicable to Series B Preferred Stock	—	—

Net loss applicable to common stockholders	$(2,037)	$(395)

Denominator:
Weighted average shares outstanding	148,951	146,656

Basic and diluted loss per share	$(0.01)	$(0.00)

     The per share computations exclude preferred stock, options and warrants which are anti-dilutive. The number of shares excluded from the basic net loss per share computations was 55,266,066 for the three months ended March 31, 2006 and 32,522,264 for the three months ended March 31, 2005.

9. Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. We have reclassified previously reported segment information to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets and stock-based charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	March 31, 2006				March 31, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$49,249	$19,730	$—	$68,979	$39,728	$16,728	$—	$56,456
Cost of revenue	7,666	7,752	988	16,406	6,733	5,848	320	12,901

Gross profit (loss)	41,583	11,978	(988)	52,573	32,995	10,880	(320)	43,555

Sales and marketing	16,325	8,512	504	25,341	15,340	6,754	268	22,362
Product and web site development	5,934	1,030	1,391	8,355	3,375	591	413	4,379
General and administrative	7,727	4,013	9,236	20,976	5,096	3,098	8,183	16,377
Amortization of intangible assets	—	—	747	747	—	—	1,197	1,197

Total operating expenses	29,986	13,555	11,878	55,419	23,811	10,443	10,061	44,315

Income (loss) from operations	$11,597	$(1,577)	$(12,866)	$(2,846)	$9,184	$437	$(10,381)	$(760)

10. Settlements of Disputes and Litigation
     Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation
     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California (the “Securities Class Action Lawsuit”). In August 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit.
     In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice Cendant as a defendant. However, that dismissal has been appealed to the United States Court of Appeals for the Ninth Circuit. If Cendant’s dismissal as a defendant in the Securities Class Action Lawsuit is reversed on appeal and Cendant is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, in March 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
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
     Other Settlements
     In July 2005, Stuart Wolff (“Wolff”), Homestore’s former Chairman and Chief Executive Officer, filed a suit against Homestore in the Delaware Chancery Court in New Castle County seeking advancement of expenses (including attorneys’ fees) in connection with the SEC and the United States Department of Justice (“DOJ”) investigations and certain civil actions filed against Wolff. Effective September 28, 2005, the Company entered into a settlement agreement with Wolff for $11.0 million. The Company has no further financial obligations to Wolff. The Company recorded no legal costs associated with Wolff for the three months ended March 31, 2006 and 2005, respectively.
     In October 2003, Peter Tafeen (“Tafeen”), a former officer of Homestore, filed suit in the Delaware Chancery Court in New Castle County, asserting a claim for advancement of fees and expenses in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Effective February 22, 2006, the Company entered into a settlement agreement with Tafeen for $11.85 million. The Company has no further financial obligations to Tafeen. The Company recorded no legal costs associated with Tafeen for the three months ended March 31, 2006 and 2005. The Company has no further financial obligations to Tafeen.
     In July 2004, the Company was named as a defendant in Stichting Pensioenfonds ABP v. AOL Time Warner. et.al.. On March 15, 2006, Time Warner entered into a settlement agreement with the plaintiffs and the lawsuit is to be dismissed with prejudice.
11. Commitments and Contingencies
     Contingencies Under Litigation Settlements
     See Note 10, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit,” for contingencies related to the settlement of the Securities Class Action Lawsuit.
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
     Since September 2002, certain of the Company’s former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the SEC’s investigation. Also in September 2002, the SEC and the DOJ informed the Company that, in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and the Company’s cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against the Company. In April 2005, a grand jury in Los Angeles indicted two of our former officers, Stuart Wolff and Peter Tafeen, in connection with the accounting irregularities described above and on March 2, 2006, Peter Tafeen pled guilty to one count of insider trading. Mr. Wolff is currently at trial, which began in March 2006. Because the SEC and DOJ investigations are ongoing and the Company is committed to continuing to cooperate with those investigations, the Company will likely continue to incur additional costs, including the cost of indemnifying current and former directors and officers and making documents available to these agencies.
     Insurance Coverage Litigation
     Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”), TIG Insurance Company of Michigan (“TIG”) and Lumbermens Mutual Casualty Company (“Lumbermens”) sent the Company notices of rescission of the officers and directors liability policies issued to the Company for the period of August 4, 2001 through August 4, 2002 and subsequently filed complaints to judicially confirm the rescissions. Motions for summary judgment were granted at the trial court level declaring that the directors and officers liability policies were rescinded as to all insureds. The Company initiated appeals from such judgments; however, those judgments were affirmed by the appellate courts. The Company does not intend to pursue any further appeals.

     Other Litigation
     In June 2002, Tren Technologies Holdings LLC (“Tren”) served a complaint on Homestore, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania. Tren’s complaint alleged a claim for patent infringement based on activities related to the web sites REALTOR.com® and HomeBuilder.com®. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Plaintiff Kevin Keithley (“Keithley”) filed a complaint against the Company, the NAR and the NAHB in the United States District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,584,025, the same patent at issue in the Tren action. Keithley’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In that complaint, Keithley asserts exclusive license of the patent. The Company has filed an answer and counterclaim in the Keithley action seeking a declaration of non-infringement and invalidity of the patent at issue in these actions. Keithley has answered the counterclaims. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Court in the Tren action issued an order dismissing that action, without prejudice, and stating that the matter is to remain status quo and that the statute of limitations is tolled, and further stating that the matter remains active and any discovery and settlement discussions will continue. In September 2004, a status conference was held in the Tren action in which the Court informed the parties to contact it after there has been further progress in the Reexamination hearing. The Court in the Keithley action stayed that action pending the Reexamination proceeding. In August 2005, the USPTO indicated that it would confirm the original claims of the patent and allow additional claims. Accordingly, the Court in the Keithley action has lifted the stay and the parties have agreed that the Keithley action should go forward. The Company believes that the claims in both the Tren and Keithley actions are without merit and intends to vigorously defend the cases.
     In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, plaintiffs filed a second amended complaint. In the second amended complaint, two of the three former shareholders allege claims against the Company for vicarious liability for fraud allegedly committed by the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs seek restitution, recissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. The Company has filed an answer to the second amended complaint. Except for certain limited discovery, proceedings in this matter have been stayed on a motion by the DOJ pending the resolution of certain federal criminal charges asserted against Mr. Wolff, a former officer of the Company, who is a co-defendant in this matter. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against the NAR, Homestore, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Homestore and the other defendants infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692. The complaint alleges that Homestore and the NAR infringe these patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. Homestore is defending both itself and the NAR. On January 26, 2006, Homestore and the NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that Homestore and the NAR infringed on these patents and that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by Homestore and the NAR. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning their defense of the claims. The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. Experian is in the process of administering the settlement and the Company is unable to estimate the amounts for which Experian will seek indemnity from it at this time. Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated. There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.6 million at March 31, 2006.
     In June 2000, Anil K. Agarwal filed a petition for declaratory judgment against the Company in the District Court of Douglas County, Nebraska. The lawsuit arises from a transaction between Dr. Agarwal and Michael K. Luther. Mr. Luther directed InfoTouch Corporation (“InfoTouch”), the Company’s predecessor, to transfer certain shares of InfoTouch Series B Preferred Stock to Dr. Agarwal. Dr. Agarwal seeks substantial damages and a declaratory judgment in connection with his claim that he should have been issued shares of Series B Preferred stock of InfoTouch sufficient to entitle him to receive certain shares of common stock, and that there is a shortfall of 104,375 shares of common stock due and owing to him. The Company’s motion for summary judgment was granted and Dr. Agarwal’s petition was dismissed with prejudice in December 2004. On April 26, 2006, the Nebraska Supreme Court, Court of Appeals, affirmed the Nebraska District Court’s summary judgment and dismissal with prejudice.
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
12. Acquisition
     On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of approximately $4.5 million has been allocated to identifiable intangible assets and is being amortized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years with the exception of trade and domain names which have an indefinite life. The remaining $4.4 million of purchase price represents goodwill.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
Our History
     We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. That 15% ownership in RealSelect, Inc. was exchanged for stock in Homestore.com, Inc. in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed the corporate name to Homestore.com, Inc. in August 1999. We changed our name to Homestore, Inc. in May 2002. We announced our intention in February 2006 to change our name in June 2006 to Move, Inc., subject to approval by our shareholders at our next annual meeting.
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
     Our primary consumer web sites include REALTOR.com®, the official site of the NAR; HomeBuilder.com®, the official site of the NAHB; RENTNET®.com, an apartment, corporate housing and self store resource; SeniorHousingNet TM .com, a comprehensive resource for seniors; Moving.com TM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities; and Homestore.com®, a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. During the second quarter of 2006, we intend to launch Move.com TM as a real estate listing and move-related search site. Shortly after its launch, Move.com TM will replace HomeBuilder.com®, RENTNET®.com and Homestore.com® and we will begin promoting those under the MOVE brand.
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
Business Trends and Conditions
     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. The foregoing conditions have meant that homebuilders spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue. Some reports have forecasted that interest rates will continue to rise and housing sales and new housing starts could slow down in 2006. This slow down could increase marketing spending on the internet and provide us with opportunities for revenue growth.

•	Evolution of Our Product and Service Offerings and Pricing Structures.
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
     In late 2002, Top Producer® introduced a monthly subscription model of an online application. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product was still attractive to some real estate professionals, our customer base has shifted to the online application and we believe it will completely replace our desktop product in 2006.
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
     Investment Strategy: We have made substantial investments in our business in recent years in order to improve our ability to bring consumers and advertisers together. As a result of our greater understanding of both consumer and customer needs, we have concluded that we need to demonstrate strong capabilities in four core areas: size and quality of consumer audience, depth and breadth of content, enduring industry relationships, and scalable business models. We recently announced significant changes to our branding, product and pricing strategies to better align our solutions with these core competencies.

Acquisition
     On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. We expect to integrate Moving.com’s product offering into our new MOVE offering in 2006.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to the Company’s critical accounting policies during the three-month period ended March 31, 2006, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.
     On January 1, 2006, the Company adopted the provision of SFAS 123R, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the most recent two years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term.
     If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 10, “Settlements of Disputes and Litigation,” and Note 11, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended March 31, 2006 and 2005
     Revenue
     Revenue increased approximately $12.5 million, or 22%, to $69.0 million for the three months ended March 31, 2006 from $56.5 million for the three months ended March 31, 2005. The increase in revenue was due to increases of $9.5 million in the Real Estate Services segment and $3.0 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue, including non-cash stock-based compensation, increased approximately $3.5 million, or 27%, to $16.4 million for the three months ended March 31, 2006 from $12.9 million for the three months ended March 31, 2005. The increase was primarily due to increases in personnel related costs of $1.9 million, increases in material and shipping costs of $1.2 million, and other increases of $0.4 million.
     Gross margin percentage decreased to 76% for the three months ended March 31, 2006 compared to 77% for the three months ended March 31, 2005. The decrease is primarily due to a decrease in margin in the Move-Related Services segment resulting from the launch of a new national book product at the end of fiscal year 2005.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $2.9 million, or 13%, to $25.3 million for the three months ended March 31, 2006 from $22.4 million for the three months ended March 31, 2005. The increase was primarily due to an increase in distribution costs due to renegotiated contracts.
     Product and website development. Product and web site development expenses, including non-cash stock-based compensation, increased approximately $4.0 million, or 91%, to $8.4 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005 primarily due to an increase in consulting and personnel related costs to develop the new Move tm web site and to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses, including non-cash stock-based compensation and charges, increased approximately $4.6 million, or 28%, to $21.0 million for the three months ended March 31, 2006 from $16.4 million for the three months ended March 31, 2005. The increase was primarily due to $2.3 million in expense taken for non-cash stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) during the three months ended March 31, 2006. The remaining increases were associated with personnel related costs and consulting costs resulting from various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.5 million to $0.7 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	March 31,
	2006	2005
Cost of revenue	$129	$—
Sales and marketing	557	75
Product and website development	499	—
General and administrative	2,326	309

	$3,511	$384

     Stock-based compensation and charges increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the adoption of SFAS 123R in the three months ended March 31, 2006.

     Interest Income, Net
     Interest income, net, increased $1.3 million to net interest income of $1.6 million for the three months ended March 31, 2006 compared to net interest income of $353,000 for the three months ended March 31, 2005, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, remained relatively consistent for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Income Taxes
     As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a tax provision for income taxes for the three month periods ended March 31, 2006 and 2005. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
     Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. We have reclassified previously reported segment information to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, internal business systems, and human resources; amortization of intangible assets and stock-based charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31, 2006				March 31, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$49,249	$19,730	$—	$68,979	$39,728	$16,728	$—	$56,456
Cost of revenue	7,666	7,752	988	16,406	6,733	5,848	320	12,901

Gross profit (loss)	41,583	11,978	(988)	52,573	32,995	10,880	(320)	43,555
Sales and marketing	16,325	8,512	504	25,341	15,340	6,754	268	22,362
Product and web site development	5,934	1,030	1,391	8,355	3,375	591	413	4,379
General and administrative	7,727	4,013	9,236	20,976	5,096	3,098	8,183	16,377
Amortization of intangible assets	—	—	747	747	—	—	1,197	1,197

Total operating expenses	29,986	13,555	11,878	55,419	23,811	10,443	10,061	44,315

Income (loss) from operations	$11,597	$(1,577)	$(12,866)	$(2,846)	$9,184	$437	$(10,381)	$(760)

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, HomeBuilder.com®, RENTNET® and SeniorHousingNet TM .com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
     Real Estate Services revenue increased $9.5 million, or 24%, to $49.2 million for the three months ended March 31, 2006, compared to $39.7 million for the three months ended March 31, 2005. The revenue increase was primarily generated by a $7.3 million increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product and a $1.8 million increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. The remaining increase was due to increased revenue from our HomeBuilder.com® and RENTNET® businesses. Real Estate Services revenue represented approximately 71% of total revenue for the three months ended March 31, 2006 compared to 70% of total revenue for the three months ended March 31, 2005.
     Real Estate Services expenses increased $7.1 million, or 23%, to $37.6 million for the three months ended March 31, 2006, compared to $30.5 million for the three months ended March 31, 2005. We incurred $1.3 million in expense for non-cash stock-based compensation associated with the adoption of SFAS 123R during the three months ended March 31, 2006. The remaining increase was primarily due to a $3.2 million increase in personnel related costs resulting from increased product development efforts, a $1.6 million increase in distribution and on-line marketing costs due to renegotiated contracts, and other operating cost increases of $1.0 million.
     Real Estate Services generated operating income of $11.6 million for the three months ended March 31, 2006 compared to operating income of $9.2 million for the three months ended March 31, 2005, primarily due to the increased revenues discussed above. We have announced plans for additional investments in our HomeBuilder.com® and RENTNET® businesses and the conversion to our Move.com TM website could negatively impact our operating income in this segment in the near future.
     Move-Related Services
     Move-Related Services consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Homestore.com®, Moving.com TM , and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homestore Plans and Publications businesses.
     Move-Related Services revenue increased $3.0 million, or 18%, to $19.7 million for the three months ended March 31, 2006, compared to $16.7 million for the three months ended March 31, 2005. The increase was partially generated by a $1.6 million increase in the Welcome Wagon® business through improved local book revenue, new national book product revenue resulting from the launch in the fourth quarter of 2005, as well as continued growth in our Pinpoint product. There was a $743,000 increase in revenue as a result of the acquisition of Moving.com TM on February 22, 2006. Our on-line advertising revenue increased $1.1 million, offset by a $435,000 decline in revenues from our Homestore Plans and Publications business. Move-Related Services revenue represented approximately 29% of total revenue for the three months ended March 31, 2006 compared to 30% of total revenue for the three months ended March 31, 2005.
     Move-Related Services expenses increased $5.0 million, or 31%, to $21.3 million for the three months ended March 31, 2006, compared to $16.3 million for the three months ended March 31, 2005. The increase was primarily due to increased cost of sales of $1.9 million associated with the new national book product discussed above, increased personnel related costs in sales and marketing of $1.5 million, increased personnel related costs in general and administrative of $1.0 million, and other operating cost increases of $0.6 million.
     Move-Related Services generated an operating loss of $1.6 million for the three months ended March 31, 2006 compared to operating income of $437,000 for the three months ended March 31, 2005 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment in the near future. We expect that our recent acquisition of Moving.com will contribute to increased revenue in this segment in the near future, but may not contribute to profitability.
     Unallocated
     Unallocated expenses increased $2.5 million, or 24%, to $12.9 million for the three months ended March 31, 2006, compared to $10.4 million for the three months ended March 31, 2005. The increase was primarily due to $1.5 million in expense for non-cash stock-based compensation associated with the adoption of SFAS 123R during the three months ended March 31, 2006. The remaining increase is due to consulting costs associated with various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center.
     Liquidity and Capital Resources
     Net cash used in operating activities of $404,000 for the three months ended March 31, 2006 was attributable to the net loss from operations of $1.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $6.9 million offset by changes in operating assets and liabilities of $6.1 million. This was negatively impacted in the three month period ended March 31, 2006 by the $9.3 million in payments for the settlement of litigation and former officers’ legal expenses.
     Net cash provided by operating activities of $4.5 million for the three months ended March 31, 2005 was attributable to the net loss from operations of $395,000, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $3.5 million. Increasing the cash provided by operating activities were the changes in operating assets and liabilities of $1.3 million.

     Net cash provided by investing activities of $2.4 million for the three months ended March 31, 2006 was primarily attributable to $14.5 million in net maturities of short-term investments, offset by the acquisition of Moving.com of $9.6 million and capital expenditures of $2.5 million. Net cash used in investing activities of $1.8 million for the three months ended March 31, 2005 was attributable to capital expenditures of $1.5 million and net purchases of short-term investments of $300,000.
     Net cash provided by financing activities of $2.9 million for the three months ended March 31, 2006 was attributable to proceeds from the exercise of stock options of $2.4 million and reductions in restricted cash of $904,000 offset by payments on capital lease obligations of $449,000. Net cash provided by financing activities of $117,000 for the three months ended March 31, 2005 was the result of proceeds from the exercise of stock options of $470,000, offset by payments on capital lease obligations of $332,000 and increases in restricted cash of $21,000.
     We have generated positive operating cash flows in each of the last two years. We have stated our intention to invest in our products, our infrastructure, and in branding Move.com TM although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements and our operating agreement with the NAR. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.
     Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand MOVE and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we announced plans to change our corporate name to Move, Inc. and introduced our new MOVE brand, under which we will promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new website, Move.com TM . We will incur considerable costs in introducing and maintaining our new brand, which may not produce the same or greater revenue than we have experienced in the past.
     In November 2005, we sold an aggregate of 100,000 shares of our Series B Preferred Stock for an aggregate purchase price of $100 million to Elevation Partners, L.P. and its affiliate Elevation Employee Side Fund, LLC (together “Elevation”). For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts that may be needed to fund our business or for terms that are desirable.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 10, “Settlements of Disputes and Litigation,” and Note 11, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-K for the year ended December 31, 2005. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 1A. Risk Factors
     You should consider carefully the following risk factors, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2005, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
Changes to our product offerings on our new home and apartment web sites may not be accepted by our customers.
     Currently, we display virtually all MLS data for listings of existing homes without charge on REALTOR.com®, but only provide listings on our new home and apartment web sites when the homebuilders or rental owners pay us on an annual subscription basis. When we launched Move.com TM on May 1, 2006, we replaced our new home site, HomeBuilder.com®, and our apartment rental site, RENTNET®, with Move.com TM . In conjunction with this change, we began to display any new home and apartment listings for no charge. We seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. We price subscriptions to Showcase Listings based on regional rate cards. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. We anticipate transitioning in the future to a real-time, auction based cost-per-click pricing for Featured Listings.
     When we launched Move.com TM , existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. Although the limited number of customers to whom we have previewed this new arrangement have reacted favorably, there can be no assurance that our current new home and apartment customers will purchase these new offerings in amounts sufficient to both replace the listing subscription revenue we will be losing and provide a return on our costs and investments associated with our new brand and these new products.
We have a history of net losses and could incur net losses in the future.
     We have incurred net losses every year since 1993, except for modest net income in 2005, including net losses of $7.9 million and $47.1 million, for the years ended December 31, 2004 and 2003, respectively. As of March 31, 2006, we have an accumulated deficit of approximately $2.0 billion. Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand MOVE and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we announced plans to change our corporate name to Move, Inc. and introduced our new MOVE brand, under which we will promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new web site, Move.com TM . We will incur considerable costs in introducing and maintaining our new brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.
     Move.com TM , which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. With the launch of Move.com TM , we will provide the listings for no charge and offer enhanced listing products and traditional text advertisements. Pricing structures include monthly fixed fee and cost-per-click based pricing. Due to the potential loss of revenue from paid listings that could result from our new pricing structures, our results of operations could be adversely affected, particularly in the second and third quarters of 2006, as we seek to transition our customers to the new pricing model. In addition, over the longer term there can be no assurance that this new business model will produce sufficient revenue to cover the considerable investment we intend to make in these new initiatives or to replace the listings revenue.

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
     Since September 2002, certain of our former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the SEC’s investigation. Also in September 2002, the SEC and the DOJ informed us that, in light of the actions taken by our Board of Directors and our Audit Committee and our cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against us. In April 2005, a grand jury in Los Angeles indicted two of our former officers, Stuart Wolff and Peter Tafeen, in connection with the accounting irregularities described above and on March 2, 2006, Peter Tafeen pled guilty to one count of insider trading. Mr. Wolff is currently at trial, which began in March 2006. Because the SEC and DOJ investigations are ongoing and we are committed to continuing to cooperate with those investigations, we will likely continue to incur additional costs related to the investigation, including the costs of indemnifying current and former directors and officers and making documents available to these agencies. In addition, the effort and attention required to respond to the investigations could divert management’s attention from our business operations.
Confusion among consumers about our new name and the related rebranding of some of our web sites could adversely affect our business.
     We recently announced our intention to change our corporate name to Move, Inc. Move.com, which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. Until the MOVE TM brand becomes recognized in the markets in which we compete, we could experience some confusion by consumers and temporarily be at a competitive disadvantage. Although we intend to devote substantial resources to promoting our new name and communicating with consumers, the transition period may take longer than anticipated and our business may, during that period, be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits

10.1	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc.
10.2	Letter Amendment dated March 16, 2006 to Master Distribution Agreement dated February 2, 2006 between Homestore, Inc., Move Sales, Inc. (then known as Homestore Sales Company, Inc.), and NRT Incorporated. (1)
10.3	W. Michael Long 2006 Executive Bonus Plan
10.4	Jack Dennison 2006 Executive Bonus Plan
10.5	Allan Dalton Realtor + Top Producer 2006 Executive Bonus Plan
10.6	Lewis R. Belote, III 2006 Executive Bonus Plan
10.7	Michael R. Douglas 2006 Executive Bonus Plan
10.8	Allan P. Merrill 2006 Executive Bonus Plan
10.9	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to certain information in this exhibit pursuant to a confidential treatment request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: May 5, 2006

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc.
10.2	Letter Amendment dated March 16, 2006 to Master Distribution Agreement dated February 2, 2006 between Homestore, Inc., Move Sales, Inc. (then known as Homestore Sales Company, Inc.), and NRT Incorporated. (1)
10.3	W. Michael Long 2006 Executive Bonus Plan
10.4	Jack Dennison 2006 Executive Bonus Plan
10.5	Allan Dalton Realtor + Top Producer 2006 Executive Bonus Plan
10.6	Lewis R. Belote, III 2006 Executive Bonus Plan
10.7	Michael R. Douglas 2006 Executive Bonus Plan
10.8	Allan P. Merrill 2006 Executive Bonus Plan
10.9	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to certain information in this exhibit pursuant to a confidential treatment request.