Form 10-Q
period 2006-06-30
MOVE INC
filed 2006-08-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26659

Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30700 Russell Ranch Road
Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)
(805) 557-2300
(Registrant’s Telephone Number, including Area Code:)
Homestore, Inc.
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 1, 2006, the registrant had 152,055,724 shares of its common stock outstanding.

     MoveTM, REALTOR.com®, HomeBuilder.com®, RENTNET.comTM, Top Producer®, Welcome Wagon®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,667	$13,272
Short-term investments	132,150	139,050
Accounts receivable, net	18,764	15,966
Other current assets	22,093	19,485

Total current assets	185,674	187,773

Property and equipment, net	28,263	20,717
Goodwill, net	23,877	19,502
Intangible assets, net	17,408	14,264
Restricted cash	4,171	5,026
Other assets	1,423	1,744

Total assets	$260,816	$249,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,070	$6,427
Accrued expenses	28,429	40,879
Obligation under capital leases	1,919	1,005
Deferred revenue	56,456	43,652

Total current liabilities	88,874	91,963

Obligation under capital leases	3,065	—
Other liabilities	3,542	3,790

Total liabilities	95,481	95,753

Commitments and contingencies (see note 11)

Series B convertible preferred stock	93,705	91,349

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	152	149
Additional paid-in capital	2,057,675	2,047,456
Deferred stock-based charges	—	(351)
Accumulated other comprehensive income	394	343
Accumulated deficit	(1,986,591)	(1,985,673)

Total stockholders’ equity	71,630	61,924

Total liabilities and stockholders’ equity	$260,816	$249,026

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$73,891	$63,253	$142,870	$119,709
Cost of revenue	16,447	13,539	32,853	26,440

Gross profit	57,444	49,714	110,017	93,269

Operating expenses:
Sales and marketing	28,312	22,689	53,653	45,051
Product and web site development	8,793	5,062	17,148	9,441
General and administrative	19,378	19,692	40,354	36,069
Amortization of intangible assets	589	958	1,336	2,155
Restructuring charges (see note 5)	—	(1,442)	—	(1,442)

Total operating expenses	57,072	46,959	112,491	91,274

Income (loss) from operations	372	2,755	(2,474)	1,995

Interest income, net	1,794	496	3,409	849
Other income, net	431	69	503	81

Net income	2,597	3,320	1,438	2,925

Convertible preferred stock dividend	(885)	—	(1,763)	—

Net income (loss) applicable to common stockholders	$1,712	$3,320	$(325)	$2,925

Unrealized loss on marketable securities	—	(2)	—	(4)
Foreign currency translation	53	(30)	51	(67)

Comprehensive income (loss)	$1,765	$3,288	$(274)	$2,854

Net income (loss) per common share: (see note 8)
Basic net income (loss) applicable to common stockholders	$0.01	$0.02	$(0.00)	$0.02

Diluted net income (loss) applicable to common stockholders	$0.01	$0.02	$(0.00)	$0.02

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 8)
Basic	150,769	146,729	149,865	146,693

Diluted	165,127	151,842	149,865	153,037

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,438	$2,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,015	3,460
Amortization of intangible assets	1,336	2,155
Provision for doubtful accounts	540	565
Stock-based compensation and charges	5,886	517
Other non-cash items	(315)	2

Changes in operating assets and liabilities:
Accounts receivable	(1,842)	(716)
Other assets	(2,380)	(1,650)
Accounts payable and accrued expenses	(16,995)	(5,409)
Deferred revenue	11,941	4,854

Net cash provided by operating activities	4,624	6,703

Cash flows from investing activities:
Purchases of property and equipment	(6,854)	(4,204)
Maturities of short-term investments	16,950	4,000
Purchases of short-term investments	(10,050)	(8,710)
Acquisitions, net	(9,572)	—

Net cash used in investing activities	(9,526)	(8,914)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	4,816	535
Restricted cash	855	(77)
Payments on capital lease obligations	(1,374)	(927)

Net cash provided by (used in) financing activities	4,297	(469)

Change in cash and cash equivalents	(605)	(2,680)

Cash and cash equivalents, beginning of period	13,272	14,819

Cash and cash equivalents, end of period	$12,667	$12,139

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. (the “Company”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. The Company’s web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its web sites and number of property listings. The Company generates most of its revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, homebuilders and rental property owners, and other local and national advertisers interested in reaching the Company’s consumer audience (before, during or after a move). The Company also provides software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. The Company derives all of its revenue from its North American operations.
     During the second quarter of 2006, the Company launched Move.comTM as a real estate listing and move-related search site. Shortly after its launch, Move.comTM replaced HomeBuilder.com®, RENTNET® and Homestore.com® and the Company began promoting those services under the MoveTM brand. The Company’s primary consumer web site is now Move.comTM which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”); SeniorHousingNetTM.com, a comprehensive resource for seniors; and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $2.5 million and $5.9 million, respectively, related to employee stock options and restricted stock.
     Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”). Therefore, there was no stock-based compensation related to employee stock options for the three and six months ended June 30, 2005. See Note 6 for additional information.
4. Recent Accounting Developments
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.
     In June 2006, FASB ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-03”). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We plan to report taxes collected from customers on a net presentation basis.
5. Restructuring Charges
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
     A summary of activity in 2005 and 2006 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total
Restructuring accrual at January 1, 2005	$21	$8,404	$401	$8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	—	5,234	345	5,579
Cash paid	—	(900)	(4)	(904)
Change in estimates	—	52	(52)	—

Restructuring accrual at September 30, 2005	—	4,386	289	4,675
Cash paid	—	(986)	—	(986)
Change in estimates	—	155	(44)	111

Restructuring accrual at December 31, 2005	—	3,555	245	3,800
Cash paid	—	(882)	(11)	(893)
Change in estimates	—	—	—	—

Restructuring accrual at March 31, 2006	—	2,673	234	2,907
Cash paid		(908)	(8)	(916)
Change in estimates		35	(35)	—

Restructuring accrual at June 30, 2006	$—	$1,800	$191	$1,991

     Substantially all of the remaining restructuring liabilities at June 30, 2006 will be paid by the end of fiscal year 2006. Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
6. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Real Estate Services	$12,988	$12,988
Move-Related Services	10,889	6,514

Total	$23,877	$19,502

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

	June 30, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade and domain names, trademarks, web sites and brand names	$21,746	$7,551	$19,746	$6,902
Purchased technology	10,499	9,166	9,099	9,099
NAR operating agreement	1,578	676	1,578	601
Other	7,381	6,403	6,301	5,858

Total	$41,204	$23,796	$36,724	$22,460

     Amortization expense for intangible assets was $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2006 and $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2005. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2006 (remaining 6 months)	$995
2007	1,990
2008	1,963
2009	1,687
2010	1,620
7. Stock-Based Compensation and Charges
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
     The Company granted restricted stock awards to members of its board of directors as compensation in 2003, 2004, 2005 and in the three months ended June 30, 2006. The total number of shares issued in the three months ended June 30, 2006 was 109,500, with a total intrinsic value of $0.5 million. These shares will vest on the third anniversary of their issuance. As of June 30, 2006 and 2005, there were 292,200 and 619,288 unvested shares of restricted stock issued to members of the Company’s board of directors.
     Prior to the adoption of SFAS 123R on January 1, 2006, the intrinsic value of restricted stock awards granted to the Company’s board of directors was recorded as deferred compensation. Upon adoption of SFAS 123R, the deferred compensation balance of approximately $351,000 was reclassified to additional-paid-in-capital.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares will vest on the third anniversary of their issuance. As of June 30, 2006 and 2005, there were 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted.
     On June 22, 2006, the Board of Directors awarded 4,395,000 performance-based restricted stock units to certain of the Company’s executive officers. Based on the terms of the awards, the officers may earn shares of the Company’s stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ended December 31, 2008. The fair value of these restricted stock units on the grant date was $21.0 million and will be amortized over the service period. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance period. This assumption will be reviewed each period and the total value will be adjusted accordingly. The total costs amortized during the quarter ended June 30, 2006 associated with these restricted stock units was $182,000, which is included in the total stock based compensation detailed below.
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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the most recent three years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk-free interest rates	4.85 - 5.18%	4.35 - 5.18%
Expected term (in years)	6.06	6.06
Dividend yield	0%	0%
Expected volatility	80%	80%
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the three months and six months ended June 30, 2006 are $2.4 million and $5.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic net income (loss) per share for the three and six months ended June 30, 2006 are $0.02 and $0.04 lower, respectively, and diluted net income (loss) per share for the three and six months ended June 30, 2006 are $0.01 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2006	2005		2006	2005
Cost of revenue	$29	$		$158	$
Sales and marketing	371		74	928		149
Product and web site development	340			839
General and administrative	1,635		59	3,961		368

Total	$2,375		$133	$5,886		$517

     Stock-based compensation and charges in sales and marketing includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants.
     The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans for the three and six months ended June 30, 2005. For the purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated using a Black-Scholes option-pricing model and amortized over the stock-options’ vesting periods (in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income applicable to common stockholders:
As reported	$3,320	$2,925
Add: Stock-based employee compensation charges included in reported net income (1)	—	250
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(4,410)	(8,363)

Pro forma net loss	$(1,090)	$(5,188)

Net income (loss) per share:
Basic as reported	$0.02	$0.02

Diluted as reported	$0.02	$0.02

Basic — pro forma	$(0.01)	$(0.04)

Diluted — pro forma	$(0.01)	$(0.04)

(1)	Represents restricted stock compensation expense.
     A summary of option activity under the plans as of June 30, 2006, and changes during the quarter then ended, is presented below (in thousands, except per share amounts):

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	32,215	$2.84
Granted	135	6.13
Exercised	(933)	2.59
Cancelled	(1,083)	3.21

Outstanding at March 31, 2006	30,334	2.84	7.13	$128,468
Granted	2 ,655	5.13
Exercised	(1,709)	1.11
Cancelled	(202)	4.90

Outstanding at June 30, 2006	31,078	$3.12	7.17	$90,086

Exercisable at June 30, 2006	19,497	$3.00	6.24	$64,712

     The weighted-average grant-date fair value of options granted during the quarter ended June 30, 2006 was $3.71 per share. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $8.2 million and $11.3 million, respectively, and for the three and six months ended June 30, 2005 was $41,000 and $165,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s non-vested options as of and for the six months ended June 30, 2006 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2005	12,429	$2.72
Granted	135	6.13
Vested	(1,365)	2.31
Cancelled	(1,083)	3.21

Non-vested options at March 31, 2006	10,116	$2.76
Granted	2,655	5.13
Vested	(988)	2.03
Cancelled	(202)	4.90

Non-vested options at June 30, 2006	11,581	$3.33

     As of June 30, 2006, there was $28.8 million of unrecognized compensation cost related to non-vested stock options awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.9 years.

8. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,597	$3,320	$1,438	$2,925
Convertible preferred stock dividend	(885)	—	(1,763)	—
Less: allocation of undistributed earnings to preferred stockholders	(236)	—	—	—

Net income (loss) applicable to common stockholders	$1,476	$3,320	$(325)	$2,925

Denominator:
Basic weighted average shares outstanding	150,769	146,729	149,865	146,693
Add: dilutive effect of options, warrants and restricted stock	14,358	5,113	—	6,344

Diluted weighted average shares outstanding	165,127	151,842	149,865	153,037

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$0.01	$0.02	$(0.00)	$0.02

Diluted net income (loss) per share applicable to common stockholders	$0.01	$0.02	$(0.00)	$0.02

     The basic net income (loss) per common share is computed by dividing net income, adjusted for dividends related to the Company’s preferred stock during the periods they were outstanding, by the weighted average number of common shares outstanding during the period. For periods in which the Company generated income when the preferred stock was outstanding, the two-class method was used to calculate basic earnings per share whereby net income, adjusted for dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by Emerging Issues Task Force (“EITF”) Issue 03-6, due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock.
     The diluted net income (loss) per common share generally would assume the conversion of the preferred stock into common stock if dilutive and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and warrants and the impact of unvested restricted stock awards. However, since the impact to diluted earnings per share of the assumed conversion of the convertible preferred stock into common stock is anti-dilutive, those shares were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2006.
     The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury method. Common shares related to the stock options and warrants where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during the periods presented were also excluded from the diluted earnings per share calculation. The total number of shares excluded from the diluted net income per common share computation were 25,757,684 and 55,900,271 for the three and six months ended June 30, 2006, respectively, and 16,877,796 and 12,318,125 for the three and six months ended June 30, 2005, respectively.
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2006				June 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$52,099	$21,792	$—	$73,891	$45,705	$17,548	$—	$63,253
Cost of revenue	8,463	7,072	912	16,447	7,024	6,113	402	13,539

Gross profit (loss)	43,636	14,720	(912)	57,444	38,681	11,435	(402)	49,714

Sales and marketing	18,075	9,358	879	28,312	15,122	7,327	240	22,689
Product and web site development	6,508	1,269	1,016	8,793	3,597	1,070	395	5,062
General and administrative	7,674	3,770	7,934	19,378	5,675	3,272	10,745	19,692
Amortization of intangible assets	—	—	589	589	—	—	958	958
Restructuring charges	—	—	—	—	—	—	(1,442)	(1,442)

Total operating expenses	32,257	14,397	10,418	57,072	24,394	11,669	10,896	46,959

Income (loss) from operations	$11,379	$323	$(11,330)	$372	$14,287	$(234)	$(11,298)	$2,755

	Six Months Ended
	June 30, 2006				June 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$101,348	$41,522	$—	$142,870	$85,433	$34,276	$—	$119,709
Cost of revenue	16,129	14,824	1,900	32,853	13,757	11,961	722	26,440

Gross profit (loss)	85,219	26,698	(1,900)	110,017	71,676	22,315	(722)	93,269

Sales and marketing	34,400	17,870	1,383	53,653	30,462	14,081	508	45,051
Product and web site development	12,442	2,299	2,407	17,148	6,972	1,661	808	9,441
General and administrative	15,401	7,783	17,170	40,354	10,771	6,370	18,928	36,069
Amortization of intangible assets	—	—	1,336	1,336	—	—	2,155	2,155
Restructuring charges	—	—	—	—	—	—	(1,442)	(1,442)

Total operating expenses	62,243	27,952	22,296	112,491	48,205	22,112	20,957	91,274

Income (loss) from operations	$22,976	$(1,254)	$(24,196)	$(2,474)	$23,471	$203	$(21,679)	$1,995

10. Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation
     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California (the “Securities Class Action Lawsuit”). In August 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit.
     In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice several defendants, including Cendant Corporation (“Cendant”). On June 30, 2006, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) affirmed the dismissals, but remanded the case to the District Court to determine whether it would be possible for the Plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. The parties have until late September 2006 to seek to have the case considered by the United States Supreme Court. If Cendant is ultimately found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, in March 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the Company’s settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
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
     In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if Cendant is ultimately found liable in the Securities Class Action Litigation), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. Because Cendant’s status in the Securities Class Action Litigation has not been finally resolved, Cendant has not yet received any of the cash or shares of stock we paid in the settlement, but rather Cendant’s allocation of the cash and stock is being held in trust by Plaintiff’s counsel. If Cendant is ultimately precluded from participating in the settlement, the Company estimates that it would have to pay Cendant approximately $2.3 million in cash and issue to Cendant approximately 3.79 million shares of the Company’s common stock.
11. Commitments and Contingencies
     Contingencies Under Litigation Settlements
     See Note 10, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation” for contingencies related to the settlement of the Securities Class Action Lawsuit.
     Contingencies Related to Continuing Governmental Proceedings
     In January 2002, the Company was notified that the Securities and Exchange Commission (the “SEC”) had issued a formal order of private investigation in connection with accounting matters that resulted in the restatement of the Company’s consolidated financial statements in March 2002. The SEC requested that the Company provide it with certain documents concerning the restatement and requested access to certain of the Company’s current and former employees for interviews. The Company has cooperated and continues to cooperate fully with the SEC’s investigation as well as a parallel investigation by the United States Department of Justice (“the DOJ”).
     Since September 2002, certain of the Company’s former employees have entered into plea agreements with the United States Attorney’s Office and the SEC in connection with the SEC’s investigation. Also, in September 2002, the SEC and the DOJ informed the Company that, in light of the actions taken by the Company’s Board of Directors and the Company’s Audit Committee and the Company’s cooperation in the SEC’s investigation, those agencies would not bring any enforcement action against the Company. In April 2005, a federal grand jury in Los Angeles indicted two of our former officers, Stuart Wolff and Peter Tafeen, in connection with the accounting irregularities described above. On March 2, 2006, Mr. Tafeen pled guilty to one count of insider trading. On June 23, 2006, Mr. Wolff was convicted by the federal district court on all counts. Mr. Wolff is expected to appeal his conviction. Although the Company has no further indemnification obligations to Messrs. Wolff or Tafeen, the Company may continue to incur additional costs in connection with the accounting matters that resulted in our restatement, including the cost of indemnifying certain other current and former directors and officers, and making documents available to the SEC and DOJ.
     Litigation Contingencies
     In June 2002, Tren Technologies Holdings LLC (“Tren”) sued the Company, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, the NAR and the NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025 and alleging the same infringement and seeking the same relief. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley action was stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. The Company has moved for dismissal of the Keithley action for lack of standing (i.e., Keithley’s lack of ownership of the patent) and for abuse of process. The Company believes that the claims in both the Tren and Keithley actions are without merit and intends to vigorously defend the cases.
     In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, plaintiffs filed a second amended complaint. In the second amended complaint, two of the three former shareholders allege claims against the Company for vicarious liability for fraud allegedly committed by the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs seek restitution, recissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. The Company has filed an answer to the second amended complaint. Except for certain limited discovery, proceedings in this matter have been stayed on a motion by the United States Attorney for the Central District of California pending the resolution of certain federal criminal charges asserted against Mr. Wolff, a former officer of the Company, who is a co-defendant in this matter. On June 23, 2006, Mr. Wolff was convicted by a jury on all counts and the United States Attorney has informed the state court in which this case is pending that she would not object to the lifting of the stay. The Company expects the stay will be lifted and discovery to resume within the next several weeks. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against the NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that the Company and the other defendants infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692. The complaint alleges that the Company and the NAR infringe these patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. The Company is defending both itself and the NAR. On January 26, 2006, the Company and the NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that the Company and the NAR infringed on these patents and that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by the Company and the NAR. On May 31, 2006, the case was consolidated with another action brought by CIVIX against Orbitz, LLC, Yellowpages.com and Travelocity.com, Inc. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them.
     In June 2006, InternetAd Systems, LLC (“InternetAd”) filed suit against the Company, Turner Broadcasting Systems, Inc., FreeRealTime.com, Inc., Knight Ridder Digital, and Condenet, Inc. in the United States District Court for the Northern District of Texas, Dallas Division. The complaint alleges that InternetAd is licensee of U.S. Patents 5,572,643; 5,737,619; 6,185,586; and 6,457,025, and that the Company infringes these patents by manufacturing, making, having made, and/or using products and/or advertising systems through the Company’s web sites. InternetAd requests an unspecified amount of damages, as well as interest, attorney fees and costs, and an injunction. An answer or other response is not yet due. The Company intends to deny that it infringed on these patents and to assert that these patents are invalid, and to vigorously defend against the claims asserted.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning their defense of the claims. The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. The Company is unable to estimate the amounts for which Experian will seek indemnity from it at this time. Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated. There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.7 million at June 30, 2006.
     In the opinion of the Company, the costs associated with the resolution of existing legal claims cannot be precisely estimated at this time, and the Company has not yet determined whether such costs will have a material adverse impact on the Company’s financial position, results of operations or cash flows.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended March 31, 2006.
Our History
     We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. That 15% ownership in RealSelect, Inc. was exchanged for stock in a new parent company, Homestore.com, Inc. in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed our name to Homestore, Inc. in May 2002 and to Move, Inc. in June 2006.
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
     During the second quarter of 2006, the Company launched Move.comTM as a real estate listing and move-related search site. Shortly after its launch, Move.comTM replaced HomeBuilder.com®, RENTNET® and Homestore.com® and the Company began promoting those services under the MoveTM brand. The Company’s primary consumer web site is now Move.comTM which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include REALTOR.com®, the official site of the NAR; SeniorHousingNetTM.com, a comprehensive resource for seniors; and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
Basis of Presentation
     Our unaudited Condensed Consolidated Financial Statements reflect the historical results of Move, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Business Trends and Conditions
     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts have remained strong, while the supply of apartment housing has generally exceeded demand. The foregoing conditions have meant that homebuilders spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates on job creation and other economic factors is difficult to gauge and creates uncertainty as to whether these trends will continue. Some reports have forecasted that interest rates will continue to rise and housing sales and new housing starts have begun to slow down in 2006. This slow down could increase marketing spending on the internet and provide us with opportunities for revenue growth.

•	Evolution of Our Product and Service Offerings and Pricing Structures.
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
     In late 2002, Top Producer® introduced a monthly subscription model of an online application. This had a negative impact on our revenues over the first eighteen months of this offering as we attempted to build the subscriber base. While our desktop product was still attractive to some real estate professionals, our customer base has shifted to the online application which will completely replace our desktop product by the end of fiscal 2006.
     Move-Related Services segment: The uncertain economic conditions from early 2001 through 2003 had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small business more than other businesses. These economic conditions have caused a decline in our revenue in this segment from 2002 to 2005. We are starting to see some improvement in market conditions in some geographic areas, but it could take considerable time before this segment yields meaningful growth, if at all.
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
Acquisition
     On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. We have integrated Moving.com’s product offering into our new MoveTM offering in 2006.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2006, as compared to those policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.
     On January 1, 2006, the Company adopted the provision of SFAS 123R, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company calculates the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to be forfeited. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the most recent three years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term.
     If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The Company believes the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.
Recent Accounting Developments
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.
     In June 2006, FASB ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-03”). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We plan to report taxes collected from customers on a net presentation basis.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 10, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation,” and Note 11, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended June 30, 2006 and 2005
     Revenue
     Revenue increased approximately $10.6 million, or 17%, to $73.9 million for the three months ended June 30, 2006 from $63.3 million for the three months ended June 30, 2005. The increase in revenue was due to increases of $6.4 million in the Real Estate Services segment and $4.2 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue, including non-cash stock-based compensation, increased approximately $2.9 million, or 21%, to $16.4 million for the three months ended June 30, 2006 from $13.5 million for the three months ended June 30, 2005. The increase was primarily due to increases in personnel related costs of $1.1 million, increases in material and shipping costs of $1.1 million, and other increases of $0.7 million.
     Gross margin percentage decreased to 78% for the three months ended June 30, 2006 compared to 79% for the three months ended June 30, 2005. The decrease is primarily due to a decrease in margin in the Real Estate Services segment resulting from the launch of our new MoveTM website in May of 2006.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $5.6 million, or 25%, to $28.3 million for the three months ended June 30, 2006 from $22.7 million for the three months ended June 30, 2005. The increase was primarily due to an increase in distribution and on-line marketing costs of $2.3 million, increased personnel related costs of $2.5 million, and other increases of $0.8 million.
     Product and web site development. Product and web site development expenses, including non-cash stock-based compensation, increased approximately $3.7 million, or 74%, to $8.8 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005 primarily due to an increase in consulting and personnel related costs to develop the new MoveTM web site and to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses, including non-cash stock-based compensation and charges, decreased approximately $0.3 million, or 2%, to $19.4 million for the three months ended June 30, 2006 from $19.7 million for the three months ended June 30, 2005. The decrease was primarily due to a $3.7 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005 partially offset by an increase of $1.7 million in expense during the three months ended June 30, 2006 for non-cash stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) as of January 1, 2006, an increase in consulting expenses of $1.2 million resulting from various corporate projects including the planning of the relocation of our data center, and other increases of $0.5 million.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.4 million to $0.6 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	June 30,
	2006	2005
Cost of revenue	$29	$—
Sales and marketing	371	74
Product and web site development	340	—
General and administrative	1,635	59

	$2,375	$133

     Stock-based compensation and charges increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to the adoption of SFAS 123R as of January 1, 2006.

     Interest Income, Net
     Interest income, net, increased $1.3 million to $1.8 million for the three months ended June 30, 2006 compared to $0.5 million for the three months ended June 30, 2005, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, increased $362,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to the receipt of Company shares from an escrow related to the original iPlace acquisition.
     Income Taxes
     As a result of year-to-date operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a tax provision for income taxes for the three month periods ended June 30, 2006 and 2005. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2006				June 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total

Revenue	$52,099	$21,792	$—	$73,891	$45,705	$17,548	$—	$63,253
Cost of revenue	8,463	7,072	912	16,447	7,024	6,113	402	13,539

Gross profit (loss)	43,636	14,720	(912)	57,444	38,681	11,435	(402)	49,714

Sales and marketing	18,075	9,358	879	28,312	15,122	7,327	240	22,689
Product and web site development	6,508	1,269	1,016	8,793	3,597	1,070	395	5,062
General and administrative	7,674	3,770	7,934	19,378	5,675	3,272	10,745	19,692
Amortization of intangible assets	—	—	589	589	—	—	958	958
Restructuring charges	—	—	—	—	—	—	(1,442)	(1,442)

Total operating expenses	32,257	14,397	10,418	57,072	24,394	11,669	10,896	46,959

Income (loss) from operations	$11,379	$323	$(11,330)	$372	$14,287	$(234)	$(11,298)	$2,755

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.comTM and SeniorHousingNetTM.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. During the second quarter of 2006, we launched Move.comTM as a real estate listing and move-related search site. Shortly after its launch, Move.comTM replaced HomeBuilder.com® and RENTNET®.com and we began promoting those under the MoveTM brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
     Real Estate Services revenue increased $6.4 million, or 14%, to $52.1 million for the three months ended June 30, 2006, compared to $45.7 million for the three months ended June 30, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product and increased Featured Home revenue and an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by decreased revenue from our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 71% of total revenue for the three months ended June 30, 2006 compared to 72% of total revenue for the three months ended June 30, 2005.
     Real Estate Services expenses increased $9.3 million, or 30%, to $40.7 million for the three months ended June 30, 2006, compared to $31.4 million for the three months ended June 30, 2005. We incurred $1.0 million in expense for non-cash stock-based compensation during the three months ended June 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was primarily due to a $5.9 million increase in personnel related costs resulting from increased product development and sales and marketing efforts, a $1.4 million increase in distribution and on-line marketing costs, and other operating cost increases of $1.0 million.
     Real Estate Services generated operating income of $11.4 million for the three months ended June 30, 2006 compared to operating income of $14.3 million for the three months ended June 30, 2005, primarily due to the increased expenses discussed above. We have announced plans for additional investments in our New Homes and Rentals businesses and the conversion to our Move.comTM website could continue to negatively impact our operating income in this segment in the near future.
     Move-Related Services
     Move-Related Services consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comTM , Moving.comTM , and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.
     Move-Related Services revenue increased $4.2 million, or 24%, to $21.8 million for the three months ended June 30, 2006, compared to $17.6 million for the three months ended June 30, 2005. There was a $2.0 million increase in revenue as a result of the acquisition of Moving.comTM on February 22, 2006. The remaining increase was partially generated by an increase in the Welcome Wagon® business through improved local book revenue and increased on-line advertising revenue, offset by a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 29% of total revenue for the three months ended June 30, 2006 compared to 28% of total revenue for the three months ended June 30, 2005.
     Move-Related Services expenses increased $3.7 million, or 21%, to $21.5 million for the three months ended June 30, 2006, compared to $17.8 million for the three months ended June 30, 2005. The increase was due to a $1.8 million increase in expenses as a result of the acquisition of Moving.comTM, increased personnel related costs of $0.9 million, and other operating cost increases of $1.0 million.
     Move-Related Services generated an operating income of $323,000 for the three months ended June 30, 2006 compared to an operating loss of $234,000 for the three months ended June 30, 2005 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2006. We expect that our recent acquisition of Moving.comTM will contribute to increased revenue in this segment in the near future, but may not contribute to profitability in 2006.
     Unallocated
     Unallocated expenses remained constant at $11.3 million for the three months ended June 30, 2006 and 2005. Increases of $1.0 million in expense for non-cash stock-based compensation during the three months ended June 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006 and increases in consulting expenses of $1.8 million resulting from various corporate projects including the planning of the relocation of our data center and other cost increases of $0.9 million were offset by a reduction in legal fees of $3.7 million resulting from our obligation to advance legal fees to certain former officers in 2005.
     Six Months Ended June 30, 2006 and 2005
     Revenue
     Revenue increased approximately $23.2 million, or 19%, to $142.9 million for the six months ended June 30, 2006 from $119.7 million for the six months ended June 30, 2005. The increase in revenue was due to increases of $15.9 million in the Real Estate Services segment and $7.3 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.

     Cost of Revenue
     Cost of revenue, including non-cash stock-based compensation, increased approximately $6.4 million, or 24%, to $32.8 million for the six months ended June 30, 2006 from $26.4 million for the six months ended June 30, 2005. The increase was primarily due to increases in personnel related costs of $3.0 million, increases in material and shipping costs of $2.3 million, increases in credit card processing fees of $0.6 million, and other increases of $0.5 million.
     Gross margin percentage decreased to 77% for the six months ended June 30, 2006 compared to 78% for the six months ended June 30, 2005. The decrease is primarily due to a decrease in margin in the Move-Related Services segment resulting from the launch of a new national book product at the end of fiscal year 2005.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $8.6 million, or 19%, to $53.7 million for the six months ended June 30, 2006 from $45.1 million for the six months ended June 30, 2005. The increase was primarily due to an increase in distribution and on-line marketing costs of $4.2 million, increased personnel related costs of $3.3 million and other marketing cost increases of $1.1 million.
     Product and web site development. Product and web site development expenses, including non-cash stock-based compensation, increased approximately $7.7 million, or 82%, to $17.1 million for the six months ended June 30, 2006 from $9.4 million for the six months ended June 30, 2005 primarily due to an increase in consulting and personnel related costs to develop the new Move.comTM web site and to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses, including non-cash stock-based compensation and charges, increased approximately $4.3 million, or 12%, to $40.4 million for the six months ended June 30, 2006 from $36.1 million for the six months ended June 30, 2005. The increase was primarily due to $4.0 million in expense taken for non-cash stock-based compensation during the six months ended June 30, 2006 associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) as of January 1, 2006, an increase in consulting expenses of $2.7 million resulting from various corporate projects including the planning of the relocation of our data center, an increase in personnel related costs of $1.0 million, and other cost increases of $0.4 million, partially offset by a decrease in legal fees of $3.8 million resulting from our obligation to advance legal fees to certain former officers in 2005.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.8 million to $1.4 million for the six months ended June 30, 2006 from $2.2 million for the six months ended June 30, 2005. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months
	Ended
	June 30,
	2006	2005
Cost of revenue	$158	$—
Sales and marketing	928	149
Product and web site development	839	—
General and administrative	3,961	368

	$5,886	$517

     Stock-based compensation and charges increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the adoption of SFAS 123R as of January 1, 2006.
     Interest Income, Net
     Interest income, net, increased $2.6 million to $3.4 million for the six months ended June 30, 2006 compared to $849,000 for the six months ended June 30, 2005, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, increased $422,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to the receipt of Company shares from an escrow related to the original iPlace acquisition.

     Income Taxes
     As a result of year-to-date operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a tax provision for income taxes for the six month periods ended June 30, 2006 and 2005. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2006				June 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$101,348	$41,522	$—	$142,870	$85,433	$34,276	$—	$119,709
Cost of revenue	16,129	14,824	1,900	32,853	13,757	11,961	722	26,440

Gross profit (loss)	85,219	26,698	(1,900)	110,017	71,676	22,315	(722)	93,269

Sales and marketing	34,400	17,870	1,383	53,653	30,462	14,081	508	45,051
Product and web site development	12,442	2,299	2,407	17,148	6,972	1,661	808	9,441
General and administrative	15,401	7,783	17,170	40,354	10,771	6,370	18,928	36,069
Amortization of intangible assets	—	—	1,336	1,336	—	—	2,155	2,155
Restructuring charges	—	—	—	—	—	—	(1,442)	(1,442)

Total operating expenses	62,243	27,952	22,296	112,491	48,205	22,112	20,957	91,274

Income (loss) from operations	$22,976	$(1,254)	$(24,196)	$(2,474)	$23,471	$203	$(21,679)	$1,995

     Real Estate Services
     Real Estate Services revenue increased $15.9 million, or 19%, to $101.3 million for the six months ended June 30, 2006, compared to $85.4 million for the six months ended June 30, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product and increased Featured Home and Featured Agent revenue and an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by decreases in our Rentals business and our web site products. Real Estate Services revenue represented approximately 71% of total revenue for the six months ended June 30, 2006 and 2005.
     Real Estate Services expenses increased $16.4 million, or 26%, to $78.4 million for the six months ended June 30, 2006, compared to $62.0 million for the six months ended June 30, 2005. We incurred $2.3 million in expense for non-cash stock-based compensation during the six months ended June 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was due to a $10.5 million increase in consulting and personnel related costs primarily related to increased product development efforts, a $2.9 million increase in distribution and on-line marketing costs, and other operating cost increases of $0.7 million.
     Real Estate Services generated operating income of $23.0 million for the six months ended June 30, 2006 compared to operating income of $23.5 million for the six months ended June 30, 2005, primarily due to the increased expenses discussed above. We have announced plans for additional investments in our New Homes and Rentals businesses and the conversion to our Move.comTM website could negatively impact our operating income in this segment in the near future.
     Move-Related Services
     Move-Related Services revenue increased $7.3 million, or 21%, to $41.5 million for the six months ended June 30, 2006, compared to $34.2 million for the six months ended June 30, 2005. There was a $2.8 million increase in revenue as a result of the acquisition of Moving.comTM on February 22, 2006. Additionally, there was an increase in the Welcome Wagon® business through improved local book revenue and continued growth in our Pinpoint product and an increase in our on-line advertising revenue. These increases were partially offset by a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 29% of total revenue for the six months ended June 30, 2006 and 2005.
     Move-Related Services expenses increased $8.7 million, or 26%, to $42.8 million for the six months ended June 30, 2006, compared to $34.1 million for the six months ended June 30, 2005. The increase was due to a $2.3 million increase in expenses as a result of the acquisition of Moving.comTM, increased cost of sales of $2.0 million associated with the increased book and Pinpoint product revenue discussed above, increased personnel related costs in sales and marketing of $1.9 million, increased personnel related costs in general and administrative of $1.1 million, and other operating cost increases of $1.4 million.

     Move-Related Services generated an operating loss of $1.3 million for the six months ended June 30, 2006 compared to operating income of $203,000 for the six months ended June 30, 2005 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2006. We expect that our recent acquisition of Moving.comTM will contribute to increased revenue in this segment in the near future, but may not contribute to profitability in 2006.
     Unallocated
     Unallocated expenses increased $2.5 million, or 12%, to $24.2 million for the six months ended June 30, 2006, compared to $21.7 million for the six months ended June 30, 2005. The increase was primarily due to $2.5 million in expense for non-cash stock-based compensation during the six months ended June 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. Increases in consulting costs associated with various corporate projects including the planning of the relocation of our data center of $3.8 million were offset by a decrease in legal fees of $3.8 million resulting from our obligation to advance legal fees to certain former officers in 2005.
     Liquidity and Capital Resources
     Net cash provided by operating activities of $4.6 million for the six months ended June 30, 2006 was attributable to the net income from operations of $1.4 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $12.5 million offset by changes in operating assets and liabilities of $9.3 million. This was negatively impacted in the six month period ended June 30, 2006 by the $9.4 million in payments for the settlement of litigation and former officers’ legal expenses.
     Net cash provided by operating activities of $6.7 million for the six months ended June 30, 2005 was attributable to the net income of $2.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $6.7 million offset by changes in operating assets and liabilities of $2.9 million.
     Net cash used in investing activities of $9.5 million for the six months ended June 30, 2006 was primarily attributable to $6.9 million in net maturities of short-term investments, offset by the acquisition of Moving.com of $9.6 million and capital expenditures of $6.8 million. Net cash used in investing activities of $8.9 million for the six months ended June 30, 2005 was attributable to $4.2 million in capital expenditures and $4.7 million in net purchases of short-term investments.
     Net cash provided by financing activities of $4.3 million for the six months ended June 30, 2006 was attributable to proceeds from the exercise of stock options of $4.8 million and reductions in restricted cash of $0.9 million offset by payments on capital lease obligations of $1.4 million. Net cash used in financing activities of $469,000 for the six months ended June 30, 2005 was attributable to payments on capital leases of $927,000 and increases in restricted cash of $77,000, offset by proceeds from the exercise of stock options and warrants of $535,000.
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
     Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand MoveTM and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in June 2006, we changed our corporate name to Move, Inc. and introduced our new MoveTM brand, under which we now promote three consumer offerings: REALTOR.com®, WelcomeWagon.comTM, and a new website, Move.comTM. We will incur considerable costs in introducing and maintaining our new brand, which may not produce the same or greater revenue than we have experienced in the past.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 10, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation,” and Note 11, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-K for the year ended December 31, 2005 and in the Form 10-Q for the quarter ended March 31, 2006. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 1A. Risk Factors
     You should consider carefully the following risk factors, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2005 and in the Form 10-Q for the quarter ended March 31, 2006, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
     Changes to our product offerings on our new home and apartment web sites may not be accepted by our customers.
     In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched Move.comTM on May 1, 2006, we replaced our new home site, HomeBuilder.com®, and our apartment rental site, RENTNET®, with Move.comTM. In conjunction with this change, we began to display any new home and apartment listings for no charge. We seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. We price subscriptions to Showcase Listings based on regional rate cards. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. We anticipate transitioning in the future to a real-time, auction based cost-per-click pricing for Featured Listings.
     When we launched Move.comTM, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. Although the customers’ reaction to these new products has been favorable, there can be no assurance that our current new home and apartment customers will continue to purchase these new offerings in amounts sufficient to both replace the listing subscription revenue we will be losing and provide a return on our costs and investments associated with our new brand and these new products.
     We have a history of net losses and could incur net losses in the future.
     We have incurred net losses every year since 1993, except for modest net income in 2005, including net losses of $7.9 million and $47.1 million, for the years ended December 31, 2004 and 2003, respectively. As of June 30, 2006, we have incurred a modest net loss and have an accumulated deficit of approximately $2.0 billion. Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we recently announced our new brand MoveTM and certain business model changes that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we introduced our new MoveTM brand, under which we promote three consumer offerings: REALTOR.com®, WelcomeWagon.comTM, and a new web site, Move.comTM, and on June 22, 2006, we changed our corporate name from Homestore, Inc. to Move, Inc.. We will incur considerable costs in introducing and maintaining our new brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.
     Move.comTM, which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. With the launch of Move.comTM, we will provide the listings for no charge and offer enhanced listing products and traditional text advertisements. Pricing structures include monthly fixed fee and cost-per-click based pricing. Due to the potential loss of revenue from paid listings that could result from our new pricing structures, our results of operations could be adversely affected, particularly in the third and fourth quarters of 2006, as we seek to transition our customers to the new pricing model. In addition, over the longer term there can be no assurance that this new business model will produce sufficient revenue to cover the considerable investment we intend to make in these new initiatives or to replace the listings revenue.

    Confusion among consumers about our new name and the related rebranding of some of our web sites could adversely affect our business.
     Move.com, which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. On June 22, 2006, we changed our corporate name from Homestore, Inc., to Move, Inc. Until the MoveTM brand becomes recognized in the markets in which we compete, we could experience some confusion by consumers and temporarily be at a competitive disadvantage. Although we intend to devote substantial resources to promoting our new name and communicating with consumers, the transition period may take longer than anticipated and our business may, during that period, be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders of the Company was convened on June 22, 2006 at 10:30 a.m. The proposal to elect two Class I directors to hold office for a term through the annual meeting in 2008 and until each of their successors has been duly elected and qualified received the following votes:

V. Paul Unruh	— votes for	157,515,633
	— votes withheld	1,508,756
Bruce G. Willison	— votes for	152,245,485
	— votes withheld	6,778,904
     As previously reported, (i) Alan Yassky was re-elected by NAR on June 22, 2006 as a Class I director in accordance with NAR’s right, by virtue of its ownership of the Company’s sole outstanding share of Series A Preferred Stock, to elect one of the Company’s directors, and (ii) Roger B. McNamee was re-elected by Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) on June 22, 2006 as a Class I director in accordance with Elevation’s right, by virtue of its ownership of the Company’s outstanding shares of Series B Convertible Participating Preferred Stock to elect two of the Company’s directors. In addition to the directors elected on June 22, 2006, our Board of Directors consists of Fred D. Anderson, William E. Kelvie, Kenneth K. Klein and Geraldine B. Laybourne, our Class II directors whose terms expire in 2007, and Joe F. Hanauer, L. John Doerr, and W. Michael Long, our Class III directors whose terms expire in 2008.
     The proposal to amend the Company’s Restated Certificate of Incorporation to change the Company’s name from “Homestore, Inc.” to “Move, Inc.”, received the following votes:

Votes for:	158,916,494
Votes against:	74,709
Abstentions:	33,185
Broker Non-Votes:	15,268,771
Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits

3.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006.

3.2	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTORE, INC.

By:	/s/ W. MICHAEL LONG W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer
Date: August 7, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006.

3.2	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.