Form 10-K/A
period 2005-12-31
MOVE INC
filed 2006-10-18
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
to

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-26659
Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4438337 (I.R.S. Employer Identification No.)

30700 Russell Ranch Road Westlake Village, California (Address of Principal Executive Offices)	91362 (Zip Code)
Registrant’s telephone number, including area code:
(805) 557-2300
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.001 per share Warrants to purchase Common Stock, par value $.001 per share	Name of each exchange on which registered The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006*	$658,409,500
Number of shares of common stock outstanding as of September 30, 2006	152,278,935
     *Based on the closing price of the common stock of $5.48 per share on that date, as reported on The NASDAQ Stock Market LLC and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

EXPLANATORY NOTE
     Move, Inc. (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 13, 2006, solely to revise Exhibit 32.02, the certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which inadvertently referenced Form 10-Q, and not Form 10-K, for the period ended December 31, 2005.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(3) Exhibits
          See “Index to Exhibits”, which is incorporated by reference herein.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 18th day of October, 2006.

MOVE, INC.
By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1