Form 10-K/A
period 2005-12-31
MOVE INC
filed 2006-11-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3
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

Registrant’s telephone number, including area code:
(805) 557-2300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006*	$658,409,500
Number of shares of common stock outstanding as of October 31, 2006	152,328,161

*	Based on the closing price of the common stock of $5.48 per share on that date, as reported on The NASDAQ Stock Market LLC and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

EXPLANATORY NOTE

Move, Inc. (the “Registrant”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 13, 2006 (the “Original 10-K”), solely to revise Exhibit 32.02, the certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which inadvertently referenced Form 10-Q, and not Form 10-K, for the period ended December 31, 2005. As requested by the Securities and Exchange Commission, the Registrant is filing the complete text of the Original 10-K and exhibits 23.01, 31.01, 31.02, 32.01 and 32.02 in their entirety in this Amendment No. 3 on Form 10-K/A to reflect the above changes. We have not updated the information in this Form 10-K/A to speak as of a date after the filing of our Original 10-K, and this Form 10-K/A does not amend or update the information in such report in any way other than to give effect to the amendments described above.

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Consolidated Statement of Operations Data:
Revenue(1)	$252,622	$216,860	$198,227
Related party revenue	—	—	7,695

Total revenue	252,622	216,860	205,922
Cost of revenue(1)	56,188	50,829	56,569

Gross profit	196,434	166,031	149,353
Operating expenses:
Sales and marketing(1)	91,071	88,388	101,122
Product and web site development(1)	22,059	15,362	17,065
General and administrative(1)	82,545	68,442	65,333
Amortization of intangible assets(1)	3,624	7,894	21,863
Restructuring charges(1)	(1,331)	1,316	4,100
Impairment of long-lived assets	—	—	26,999
Litigation settlement	1,750	2,168	63,600

Total operating expenses	199,718	183,570	300,082

Loss from operations	(3,284)	(17,539)	(150,729)
Interest income (expense), net	2,351	672	(406)
Gain on settlement of distribution agreement	—	—	104,071
Other income, net	623	2,366	691

Loss from continuing operations	(310)	(14,501)	(46,373)
Gain on disposition of discontinued operations	855	7,294	2,530
Loss from discontinued operations	—	(679)	(3,281)

Net income (loss)	545	(7,886)	(47,124)
Convertible preferred stock dividend	(311)	—	—

Net income (loss) applicable to common stockholders	$234	$(7,886)	$(47,124)

(1)	The following chart summarizes the stock-based charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue	$—	$—	$1,119
Cost of revenue	—	—	16
Sales and marketing	291	301	3,795
Product and web site development	—	—	15
General and administrative	824	518	164
Restructuring charges	—	—	2,140

	$1,115	$819	$7,249

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%	96%
Related party revenue	—	—	4

Total revenue	100	100	100
Cost of revenue	22	23	27

Gross profit	78	77	73
Operating expenses:
Sales and marketing	36	41	49
Product and web site development	9	7	8
General and administrative	33	32	32
Amortization of intangible assets	1	4	11
Restructuring charges	(1)	—	2
Impairment of long-lived assets	—	—	13
Litigation settlement	1	1	31

Total operating expenses	79	85	146

Loss from operations	(1)	(8)	(73)
Interest income (expense), net	1	—	—
Gain on settlement of distribution agreement	—	—	50
Other income, net	—	1	—

Loss from continuing operations	—	(7)	(23)
Gain on disposition of discontinued operations	—	3	1
Loss from discontinued operations	—	—	(1)

Net income (loss)	—	(4)	(23)
Convertible preferred stock dividend	—	—	—

Net income (loss) applicable to common stockholders	—%	(4)%	(23)%

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

HOMESTORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 47 of this report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number	Exhibit Title

2.01	Agreement and Plan of Merger dated December 31, 1998 between NetSelect, Inc. and InfoTouch Corporation. (Incorporated by reference to Exhibit 2.01 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.02	Agreement and Plan of Reorganization dated June 20, 1998 among NetSelect, Inc., National New Homes Co., Inc., MultiSearch Solutions, Inc., Fred White, and R. Fred White III. (Incorporated by reference to Exhibit 2.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.03	Exchange Agreement dated March 31, 1998 among NetSelect, Inc., The Enterprise of America, Ltd., and Roger Scommegna. (Incorporated by reference to Exhibit 2.03 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
2.04	Agreement and Plan of Reorganization dated May 19, 1999 between NetSelect, Inc., Avenue Acquisition Corporation and SpringStreet, Inc. (Incorporated by reference to Exhibit 2.04 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
2.05	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., The Homebuyer’s Fair, Inc., certain shareholders of The Homebuyer’s Fair, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed November 15, 1999.)
2.06	Stock Purchase Agreement dated October 12, 1999 among Homestore.com®, Inc., FAS-Hotline, Inc., the shareholders of FAS-Hotline, Inc., and Central Newspapers, Inc., as Shareholder Agent. (Incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed November 15, 1999.)
2.07	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3.01.1	Restated Certificate of Incorporation dated June 23, 2005. (Incorporated by reference to Exhibit 3.01.1 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006)
3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006)
3.02	Bylaws dated June 22, 2005. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 28, 2005.)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
3.04	RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 to our registration statement on Form S-1/A (File No. 333-79689) filed July 8, 1999.)
4.02.1	NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated January 28, 1999. (Incorporated by reference to Exhibit 4.02.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
4.02.2	Amendment No. 1 to NetSelect, Inc. Second Amended and Restated Stockholders Agreement dated April 9, 1999. (Incorporated by reference to Exhibit 4.02.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

Number	Exhibit Title

10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02	Master Agreement dated November 26, 1996, among NetSelect, Inc., NetSelect, L.L.C., RealSelect, Inc., CDW Internet, L.L.C., Whitney Equity Partners, L.P., Allen & Co., InfoTouch Corporation, and REALTORS® Information Network, Inc. (Incorporated by reference to Exhibit 10.03 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.03	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.06	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.07	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.08	Stock and Interest Purchase Agreement (NetSelect Series A and B Preferred) dated November 26, 1996, among NetSelect, Inc., NetSelect L.L.C., and InfoTouch Corporation. (Incorporated by reference to Exhibit 10.06 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.09	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.10	Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)
10.11.1	Office Lease dated September 18, 1998 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.11.2	First Amendment to Office Lease dated March 31, 1999 between RealSelect, Inc. and WHLNF Real Estate Limited Partnership for 225 West Hillcrest, Suite 100, Thousand Oaks, California. (Incorporated by reference to Exhibit 10.24.2 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.12	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.13	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.15	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.18	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)

Number	Exhibit Title

10.19	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.25	Form of Indemnity Agreement between Homestore. Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.26	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.27	2003 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.28	2005 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.29	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.30	2003 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.31	2005 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.32	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.33	2003 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.34	2005 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.35	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	2003 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 31, 2003.)(3)
10.38	2005 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.39	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)

Number	Exhibit Title

10.40	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	2003 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.42	Realtor + Top Producer 2005 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.43	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Michael Douglas. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.44	Offer Letter dated September 30, 2002 between Homestore.com®, Inc. and Michael R. Douglas. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.45	2003 Executive Bonus Plan of Michael R. Douglas (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.46	2005 Executive Bonus Plan of Michael R. Douglas (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.47	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.48	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.51	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.52	Option Agreement dated August 5, 2003 between Cendant Membership Services Holdings, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.53.1	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.53.2	Amendment to Distribution Agreement dated as of October 29, 2005 between Registrant and America Online, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005.)(4)
10.54	Contract of Sale dated as of April 2004 between 115 south Service Road, LLC and Welcome Wagon® International, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.)
10.55	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.56	Master Distribution Agreement dated February 2, 2005 among Homestore, Inc., Homestore Sales Company, Inc. and NRT Incorporated. (Incorporated by reference to Exhibit 10.56 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006)(4)

Number	Exhibit Title

10.57	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.58	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)
10.59	Settlement Agreement and Releases dated September 20, 2005 between the Company and Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.60	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.61	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
14.01	Homestore, Inc. Code of Conduct and Business Ethics. (Incorporated by reference to Exhibit 14.1 to our current report on Form 8-K filed March 21, 2005.)
21.01	Subsidiaries of Homestore, Inc. (Incorporated by reference to Exhibit 21.01 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
24.01	Power of Attorney. (Incorporated by reference to Exhibit 24.01 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006 (included on signature pages to such report).)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts. (Incorporated by reference to Exhibit 99.01 to our report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(4)	Confidential treatment has been requested with respect to certain information in these exhibits pursuant to a confidential treatment request.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto, duly authorized, on the 7th day of November, 2006.

MOVE, INC.

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer