Form 10-Q
period 2006-09-30
MOVE INC
filed 2006-11-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 1, 2006, the registrant had 152,282,428 shares of its common stock outstanding.

     MoveTM , REALTOR.com®, HomeBuilder.com®, RENTNET.com TM , Top Producer®, Welcome Wagon®, and Moving.com TM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,239	$13,272
Short-term investments	137,900	139,050
Marketable securities (see note 7)	13,488	—
Accounts receivable, net	18,756	15,966
Other current assets	20,301	19,485

Total current assets	203,684	187,773
Property and equipment, net	27,840	20,717
Goodwill, net	23,877	19,502
Intangible assets, net	16,911	14,264
Restricted cash	4,222	5,026
Other assets	1,282	1,744

Total assets	$277,816	$249,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,247	$6,427
Accrued expenses	24,765	40,879
Obligation under capital leases	2,002	1,005
Deferred revenue	54,218	43,652

Total current liabilities	86,232	91,963

Obligation under capital leases	2,692	—
Other liabilities	3,236	3,790

Total liabilities	92,160	95,753

Commitments and contingencies (see note 12)

Series B convertible preferred stock	94,896	91,349

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	152	149
Additional paid-in capital	2,062,322	2,047,456
Deferred stock-based charges	—	(351)
Accumulated other comprehensive income	13,896	343
Accumulated deficit	(1,985,610)	(1,985,673)

Total stockholders’ equity	90,760	61,924

Total liabilities and stockholders’ equity	$277,816	$249,026

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$75,672	$66,338	$218,542	$186,047
Cost of revenue	16,967	13,901	49,820	40,341

Gross profit	58,705	52,437	168,722	145,706

Operating expenses:
Sales and marketing	28,928	22,449	82,581	67,500
Product and web site development	8,438	5,846	25,586	15,287
General and administrative	20,950	22,155	61,304	58,224
Amortization of intangible assets	497	734	1,833	2,889
Restructuring charges (see note 5)	(278)	—	(278)	(1,442)

Total operating expenses	58,535	51,184	171,026	142,458

Income (loss) from operations	170	1,253	(2,304)	3,248

Interest income, net	1,900	521	5,309	1,370
Other income, net	99	171	602	252

Net income	2,169	1,945	3,607	4,870

Convertible preferred stock dividend	(893)	—	(2,656)	—

Net income applicable to common stockholders	$1,276	$1,945	$951	$4,870

Unrealized gain (loss) on marketable securities (see note 7)	13,488	2	13,488	(2)
Foreign currency translation	13	29	64	(38)

Comprehensive income	$14,777	$1,976	$14,503	$4,830

Net income per common share: (see note 9)
Basic net income applicable to common stockholders	$0.01	$0.01	$0.01	$0.03

Diluted net income applicable to common stockholders	$0.01	$0.01	$0.00	$0.03

Shares used to calculate basic and diluted net income per share applicable to common stockholders: (see note 9)
Basic	151,916	147,234	150,556	146,875

Diluted	164,394	161,120	165,145	156,264

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,607	$4,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,733	5,508
Amortization of intangible assets	1,833	2,889
Gain on sale of assets	—	(132)
Provision for doubtful accounts	1,742	554
Stock-based compensation and charges	10,202	669
Other non-cash items	(313)	(72)

Changes in operating assets and liabilities:
Accounts receivable	(3,035)	(1,831)
Other assets	(514)	(1,561)
Accounts payable and accrued expenses	(17,815)	(7,237)
Deferred revenue	9,695	2,444

Net cash provided by operating activities	13,135	6,101

Cash flows from investing activities:
Purchases of property and equipment	(8,653)	(7,740)
Maturities of short-term investments	26,325	17,475
Purchases of short-term investments	(25,175)	(9,785)
Proceeds from sale of assets	—	164
Acquisitions, net	(9,572)	—

Net cash provided by (used in) investing activities	(17,075)	114

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	5,215	1,593
Restricted cash	804	848
Payments on capital lease obligations	(2,112)	(1,378)

Net cash provided by financing activities	3,907	1,063

Change in cash and cash equivalents	(33)	7,278

Cash and cash equivalents, beginning of period	13,272	14,819

Cash and cash equivalents, end of period	$13,239	$22,097

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
     During the second quarter of 2006, the Company launched Move.com TM as a real estate listing and move-related search site. Shortly after its launch, Move.com TM replaced HomeBuilder.com®, RENTNET® and Homestore.com® and the Company began promoting those services under the Move TM brand. The Company’s primary consumer web site is now Move.com TM which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”); SeniorHousingNet TM .com, a comprehensive resource for seniors; and Moving.com TM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
3. Significant Accounting Policy
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $4.2 million and $10.1 million, respectively, related to employee stock options and restricted stock.
     Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”). Therefore, there was no stock-based compensation related to employee stock options for the three and nine months ended September 30, 2005. See Note 8 for additional information.

4. Recent Accounting Developments
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.
     In June 2006, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-03”). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF No. 06-03.
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
     A summary of activity in 2005 and 2006 related to the four restructuring charges and the changes in the Company’s estimates is as follows (in thousands):

		Lease
	Employee	Obligations
	Termination	and Related	Contractual
	Benefits	Charges	Obligations	Total
Restructuring accrual at January 1, 2005	$21	$8,404	$401	$8,826
Cash paid	—	(859)	(4)	(863)

Restructuring accrual at March 31, 2005	21	7,545	397	7,963
Cash paid	—	(941)	(1)	(942)
Change in estimates	(21)	(1,370)	(51)	(1,442)

Restructuring accrual at June 30, 2005	—	5,234	345	5,579
Cash paid	—	(900)	(4)	(904)
Change in estimates	—	52	(52)	—

Restructuring accrual at September 30, 2005	—	4,386	289	4,675
Cash paid	—	(986)	—	(986)
Change in estimates	—	155	(44)	111

Restructuring accrual at December 31, 2005	—	3,555	245	3,800
Cash paid	—	(882)	(11)	(893)
Change in estimates	—	—	—	—

Restructuring accrual at March 31, 2006	—	2,673	234	2,907
Cash paid	—	(908)	(8)	(916)
Change in estimates	—	35	(35)	—
Restructuring accrual at June 30, 2006	—	1,800	191	1,991

Cash paid	—	(1,505)	—	(1,505)
Change in estimates	—	(94)	(184)	(278)

Restructuring accrual at September 30, 2006	$—	$201	$7	$208

     Substantially all of the remaining restructuring liabilities at September 30, 2006 will be paid by the end of fiscal year 2006.

Any further changes to the accruals based upon current estimates will be reflected through the restructuring charges line in the Consolidated Statement of Operations.
6. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Real Estate Services	$12,988	$12,988
Move-Related Services	10,889	6,514

Total	$23,877	$19,502

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

	September 30, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade and domain names, trademarks, web sites and brand names	$21,746	$7,868	$19,746	$6,902
Purchased technology	10,499	9,216	9,099	9,099
NAR operating agreement	1,578	713	1,578	601
Other	7,381	6,496	6,301	5,858

Total	$41,204	$24,293	$36,724	$22,460

     Amortization expense for intangible assets was $497,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2006 and $734,000 and $2.9 million, respectively, for the three and nine months ended September 30, 2005. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2006 (remaining 3 months)	$498
2007	1,990
2008	1,963
2009	1,687
2010	1,620
7. Marketable Securities
     The Company’s marketable securities are categorized as available-for-sale securities, as defined by the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are reported at fair value. Unrealized marketable securities gains and losses are reflected in net income under the caption of accumulated other comprehensive income within the statement of stockholders’ equity. Realized gains and losses are recorded within the statements of operations under the caption other income or expenses. For the purpose of calculating realized gains and losses, cost is identified on a specific identification basis.
     During the three months ended September 30, 2006, the Company recorded an unrealized gain of $13.5 million associated with a marketable security that had previously been permanently impaired and written off in 2001. The investment is now a publicly traded security on the NASDAQ Stock Market.

8. Stock-Based Compensation and Charges
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
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company granted restricted stock awards to members of its Board of Directors as compensation in 2003, 2004, 2005 and in the three months ended June 30, 2006. The total number of shares issued in the three months ended June 30, 2006 was 109,500, with a total intrinsic value of $0.5 million. These shares will vest on the third anniversary of their issuance. There were 292,200 and 619,288 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2006 and 2005, respectively.
     Prior to the adoption of SFAS 123R on January 1, 2006, the intrinsic value of restricted stock awards granted to the Company’s Board of Directors was recorded as deferred compensation. Upon adoption of SFAS 123R, the deferred compensation balance of approximately $351,000 was reclassified to additional-paid-in-capital.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares will vest on the third anniversary of their issuance. As of September 30, 2006 and 2005, there were 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted.
     On June 22, 2006 and September 21, 2006, the Board of Directors awarded a total of 4,545,000 performance-based restricted stock units to certain of the Company’s executive officers. Based on the terms of the awards, the officers may earn shares of the Company’s stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ended December 31, 2008. In September 2006, one of the executive officers surrendered 405,000 shares of restricted stock units. The fair value of the remaining restricted stock units on the grant date was $19.8 million and will be amortized over the service period. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance period. This assumption will be reviewed each reporting period and the total value of the awards may be adjusted accordingly. The total costs amortized during the three and nine months ended September 30, 2006 associated with these restricted stock units was $1.9 million and $2.1 million, respectively, which is included in the total stock based compensation detailed below.
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

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rates	4.60 – 4.91%	4.35 – 5.18%
Expected term (in years)	6.06	6.06
Dividend yield	0%	0%
Expected volatility	80%	80%
     During the three months ended September 30, 2006, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $846,000, which reduced non-cash compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2006.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three months and nine months ended September 30, 2006 was $2.3 million and $8.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three and nine months ended September 30, 2006 was $0.01 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenue	$18	$—	$176	$—
Sales and marketing	354	74	1,282	223
Product and web site development	249	—	1,088	—
General and administrative	3,695	78	7,656	446

Total	$4,316	$152	$10,202	$669

     Stock-based compensation and charges in sales and marketing includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants.
     The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans for the three and nine months ended September 30, 2005. For the purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated using a Black-Scholes option-pricing model and amortized over the stock-options’ vesting periods (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income applicable to common stockholders:
As reported	$1,945	$4,870
Add: Stock-based employee compensation charges included in reported net income (1)	—	250
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(4,550)	(12,913)

Pro forma net loss	$(2,605)	$(7,793)

Net income (loss) per share:
Basic as reported	$0.01	$0.03

Diluted as reported	$0.01	$0.03

Basic — pro forma net loss	$(0.02)	$(0.05)

Diluted — pro forma net loss	$(0.02)	$(0.05)

(1)	Represents restricted stock compensation expense.
     A summary of option activity under the plans as of September 30, 2006, and changes during the quarter then ended, is presented below (in thousands, except per share amounts):

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2005	32,215	$2.84
Granted	135	6.13
Exercised	(933)	2.59
Cancelled	(1,083)	3.21

Outstanding at March 31, 2006	30,334	2.84	7.13	$128,468
Granted	2,655	5.13
Exercised	(1,709)	1.11
Cancelled	(202)	4.90

Outstanding at June 30, 2006	31,078	3.12	7.17	$90,086
Granted	2,189	4.89
Exercised	(198)	2.02
Cancelled	(504)	9.66

Outstanding at September 30, 2006	32,565	3.15	7.12	$71,976

Exercisable at September 30, 2006	20,351	$2.82	6.12	$56,075

     The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $3.51 and $3.64 per share, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.5 million and $11.8 million, respectively, and for the three and nine months ended September 30, 2005 was $1.1 million and $1.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s non-vested options as of and for the nine months ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2005	12,429	$2.72
Granted	135	6.13
Vested	(1,377)	2.46
Forfeited	(1,071)	3.02

Non-vested options at March 31, 2006	10,116	$2.76
Granted	2,655	5.13
Vested	(1,019)	2.52
Forfeited	(171)	2.51

Non-vested options at June 30, 2006	11,581	$3.33
Granted	2,189	4.89
Vested	(1,203)	2.81
Forfeited	(353)	2.71

Non-vested options at September 30, 2006	12,214	$3.68

     As of September 30, 2006, there was $31.0 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.9 years.
9. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,169	$1,945	$3,607	$4,870
Convertible preferred stock dividend	(893)	—	(2,656)	—
Less: allocation of undistributed earnings to preferred stockholders	(177)	—	(132)	—

Net income applicable to common stockholders	$1,099	$1,945	$819	$4,870

Denominator:
Basic weighted average shares outstanding	151,916	147,234	150,556	146,875
Add: dilutive effect of options, warrants and restricted stock	12,478	13,886	14,589	9,389

Diluted weighted average shares outstanding	164,394	161,120	165,145	156,264

Net income per common share:
Basic net income per share applicable to common stockholders	$0.01	$0.01	$0.01	$0.03

Diluted net income per share applicable to common stockholders	$0.01	$0.01	$0.00	$0.03

     The basic net income per common share is computed by dividing net income, adjusted for dividends related to the Company’s preferred stock during the periods they were outstanding, by the weighted average number of common shares outstanding during the period. For periods in which the Company generated income when the preferred stock was outstanding, the two-class method was used to calculate basic earnings per share whereby net income, adjusted for dividends related to the Company’s preferred stock, is allocated on a pro-rata basis between common and preferred stockholders, as required by EITF Issue 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” due to the preferred stockholders’ right to participate in dividends declared on the Company’s common stock.
     The diluted net income per common share generally would assume the conversion of the preferred stock into common stock, if dilutive, and also incorporates the incremental impact of shares issuable upon the assumed exercise of stock options and warrants and the impact of unvested restricted stock awards. However, since the impact to diluted earnings per share of the assumed conversion of the convertible preferred stock into common stock is anti-dilutive, 24,516,044 shares were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively.
     The number of incremental shares from the assumed exercise of stock options and warrants is calculated by applying the treasury method. Common shares related to the stock options and warrants where the exercise price exceeded the average market price of the Company’s common shares or the assumed exercise would have been anti-dilutive during the periods presented were also excluded from the diluted earnings per share calculation. The total number of shares excluded from the diluted net income per common share computation were 30,468,381 and 25,923,132 for the three and nine months ended September 30, 2006, respectively, and 5,820,862 and 8,300,748 for the three and nine months ended September 30, 2005, respectively.
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	September 30, 2006				September 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$53,395	$22,277	$—	$75,672	$47,161	$19,177	$—	$66,338
Cost of revenue	8,352	7,631	984	16,967	6,961	6,545	395	13,901

Gross profit (loss)	45,043	14,646	(984)	58,705	40,200	12,632	(395)	52,437
Sales and marketing	17,469	9,793	1,666	28,928	14,506	7,495	448	22,449
Product and web site development	6,279	1,207	952	8,438	4,272	1,111	463	5,846
General and administrative	7,230	4,555	9,165	20,950	5,451	3,207	13,497	22,155
Amortization of intangible assets	—	—	497	497	—	—	734	734
Restructuring charges	—	—	(278)	(278)	—	—	—	—

Total operating expenses	30,978	15,555	12,002	58,535	24,229	11,813	15,142	51,184

Income (loss) from operations	$14,065	$(909)	$(12,986)	$170	$15,971	$819	$(15,537)	$1,253

	Nine Months Ended
	September 30, 2006				September 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$154,743	$63,799	$—	$218,542	$132,594	$53,453	$—	$186,047
Cost of revenue	24,481	22,455	2,884	49,820	20,718	18,506	1,117	40,341

Gross profit (loss)	130,262	41,344	(2,884)	168,722	111,876	34,947	(1,117)	145,706

Sales and marketing	51,869	27,663	3,049	82,581	44,968	21,576	956	67,500
Product and web site development	18,721	3,506	3,359	25,586	11,244	2,772	1,271	15,287
General and administrative	22,631	12,338	26,335	61,304	16,222	9,577	32,425	58,224
Amortization of intangible assets	—	—	1,833	1,833	—	—	2,889	2,889
Restructuring charges	—	—	(278)	(278)	—	—	(1,442)	(1,442)

Total operating expenses	93,221	43,507	34,298	171,026	72,434	33,925	36,099	142,458

Income (loss) from operations	$37,041	$(2,163)	$(37,182)	$(2,304)	$39,442	$1,022	$(37,216)	$3,248

11. Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation
     Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California (the “Securities Class Action Lawsuit”). In August 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit.
     In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice several defendants, including Cendant Corporation (“Cendant”). On June 30, 2006, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) affirmed the dismissals, but remanded the case to the District Court to determine whether it would be possible for the Plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. The Plaintiff filed a motion for leave to file a second amended complaint naming several defendants, including Cendant, and the District Court has scheduled the hearing on that motion for December 18, 2006. If Cendant is ultimately found liable or settles the claims against it in the Securities Class Action Lawsuit, Cendant will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, in March 2004, as part of the Company’s settlement of the Securities Class Action Lawsuit, the United States District Court issued an order approving the Company’s settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.
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
     In addition, if Cendant is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if Cendant is ultimately found liable in the Securities Class Action Litigation), the Company has agreed to pay or otherwise provide to Cendant the amount of money and/or other consideration that Cendant would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Cendant been a class member and Cendant’s proof of claim in respect of its shares had been accepted in full. Because Cendant’s status in the Securities Class Action Litigation has not been finally resolved, Cendant has not yet received any of the cash or shares of stock the Company paid in the settlement, but rather Cendant’s allocation of the cash and stock is being held in trust by Plaintiff’s counsel. If Cendant is ultimately precluded from participating in the settlement and is not barred from pursuing its claim against the Company, the Company estimates that it would have to pay Cendant approximately $2.3 million in cash and issue to Cendant approximately 3.79 million shares of the Company’s common stock.
12. Commitments and Contingencies
     Contingencies Under Litigation Settlements
     See Note 11, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation,” for contingencies related to the settlement of the Securities Class Action Lawsuit.
     Contingencies Related to Securities Class Action Lawsuit and the Restatement of Our Financial Statements in 2002
     In connection with the accounting matters that resulted in the Securities Class Action Lawsuit described in Note 11 and reflected in the restatement of our financial statements in March 2002, certain of the Company’s former officers and employees entered into plea agreements with the United States Attorney’s Office and the Securities and Exchange Commission (the “SEC”) in which they acknowledge violations of federal securities laws, and the Company’s former chief executive officer was convicted by the federal district court of numerous violations of federal law. Although the Company has no further indemnification obligations to Messrs. Wolff or Tafeen, the Company may continue to incur additional costs in connection with the accounting matters that resulted in our restatement, including the cost of indemnifying certain other current and former directors and officers, and making documents available to the SEC, the United States Attorney, and other parties in their pursuit of civil actions against the Company’s former officers.
     Litigation Contingencies
     In June 2002, Tren Technologies Holdings LLC (“Tren”) sued the Company, the NAR and the NAHB in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and the NAHB’s HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, the NAR and the NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025 and alleging the same infringement and seeking the same relief. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley action was stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a plaintiff. The Company believes that the claims in both the Tren and Keithley actions are without merit and intends to vigorously defend the cases.
     In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, the plaintiffs filed a second amended complaint. In the second amended complaint, two of the three former shareholders allege claims against the Company for vicarious liability for fraud allegedly committed by the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs seek restitution, recissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. The Company has filed an answer to the second amended complaint. Although most discovery in the case was stayed pending the criminal trial of the Company’s former chief executive officer who is a co-defendant in the case, following his conviction in June 2006, discovery has resumed. The Company is vigorously defending this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against the NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that the Company and the other defendants infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692. The complaint alleges that the Company and the NAR infringe these patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the amended complaint which was filed by CIVIX on January 11, 2006. The Company is defending both itself and the NAR. On January 26, 2006, the Company and the NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that the Company and the NAR infringed on these patents and asserted that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by the Company and the NAR. On May 31, 2006, the case was consolidated with another action brought by CIVIX against Orbitz, LLC, Yellowpages.com and Travelocity.com, Inc. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them.
     In June 2006, InternetAd Systems, LLC (“InternetAd”) filed suit against the Company, Turner Broadcasting Systems, Inc., FreeRealTime.com, Inc., Knight Ridder Digital, and Condenet, Inc. in the United States District Court for the Northern District of Texas, Dallas Division. The complaint alleges that InternetAd is licensee of U.S. Patents 5,572,643; 5,737,619; 6,185,586; and 6,457,025, and that the Company infringes these patents by manufacturing, making, having made, and/or using products and/or advertising systems through the Company’s web sites. InternetAd requests an unspecified amount of damages, as well as interest, attorney fees and costs, and an injunction. On August 10, 2006, the Company filed its answer and counterclaims in which it denied that the Company infringes such patents and asserts that such patents are invalid. The Company intends to vigorously defend against this lawsuit.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties and the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning their defense of the claims. The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. The Company is unable to estimate the amounts for which Experian will seek indemnity from it at this time. Other civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian will seek indemnity from the Company cannot be estimated. There is no assurance that Experian will not seek to recover from the Company an amount in excess of the Indemnity Escrow. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for the claims by Experian is capped at $29.3 million less the balance in the Indemnity Escrow, which was $7.8 million at September 30, 2006.
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
13. Acquisition
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
Our History
     We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with the NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, the NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. That 15% ownership in RealSelect, Inc. was exchanged for stock in a new parent company, Homestore.com, Inc., in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed our name to Homestore, Inc. in May 2002 and to Move, Inc. in June 2006.
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
     During the second quarter of 2006, we launched Move.com TM as a real estate listing and move-related search site. Shortly after its launch, Move.com TM replaced HomeBuilder.com®, RENTNET® and Homestore.com® and we began promoting those services under the Move TM brand. Our primary consumer web site is now Move.com TM which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include REALTOR.com®, the official site of the NAR; SeniorHousingNet TM .com, a comprehensive resource for seniors; and Moving.com TM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
Business Trends and Conditions
     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Against this backdrop, housing starts remained strong, while the supply of apartment housing has generally exceeded demand. The foregoing conditions have meant that homebuilders spent less on advertising, given the strong demand for new houses. Conversely, apartment owners have not spent as much money on advertising, as they have sought to achieve cost savings during the difficult market for apartment owners. Both of these trends have impacted our ability to grow our business. The impact of the recent rise in interest rates, on job creation, housing starts and home sales has caused slowing demand for homes. While interest rates have stabilized over the last quarter, there is still uncertainty in the market about interest rate trends and their impact on the value of residential real estate. As a result, the number of homes listed for sale by realtors and homebuilders has increased dramatically in the past twelve months as sales have slowed down. We believe this slow down could increase marketing spending on the internet and provide us with opportunities for revenue growth.

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
     Move-Related Services segment: The uncertain economic conditions from early 2001 through 2003 had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted the small business more than other businesses. These economic conditions have caused a decline in our revenue in this segment from 2002 to 2005. We are starting to see some improvement in market conditions in some geographic areas. Our product offerings in this segment are not as advanced as other competitive offerings. We are in the process of modifying our products and until these are accepted in the market, this segment may not yield meaningful growth, if at all.
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
Acquisition
     On February 21, 2006, we acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. We have integrated Moving.com’s product offering into our new Move TM offering in 2006.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2006, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those related to its accounting for stock-based compensation.

     On January 1, 2006, we adopted the provision of SFAS 123R, which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to be forfeited. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of our stock price around the time of the restatement of our financial statements in 2002 and several historical acquisitions that changed our risk profile, historical data was more heavily weighted toward the most recent three years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term.
     We recorded stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we periodically conduct an assessment of the actual number of instruments that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimation of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. In the three months ended September 2006, we recognized changes in estimates related to our forfeiture rate.
     If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.
Recent Accounting Developments
     In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently assessing the possible impact implementing FIN No. 48 may have on our financial position and results of operations.
     In June 2006, FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-03”). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF No. 06-03.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 11, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation,” and Note 12, “Commitments and Contingencies”, to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended September 30, 2006 and 2005
     Revenue
     Revenue increased approximately $9.3 million, or 14%, to $75.6 million for the three months ended September 30, 2006 from $66.3 million for the three months ended September 30, 2005. The increase in revenue was due to increases of $6.2 million in the Real Estate Services segment and $3.1 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue, including non-cash stock-based compensation, increased approximately $3.1 million, or 22%, to $17.0 million for the three months ended September 30, 2006 from $13.9 million for the three months ended September 30, 2005. The increase was primarily due to increases in personnel related costs of $1.3 million, increases in material and shipping costs of $1.4 million, and other increases of $0.4 million.
     Gross margin percentage decreased to 78% for the three months ended September 30, 2006 compared to 79% for the three months ended September 30, 2005. The decrease is primarily due to a decrease in margin in the Real Estate Services segment resulting from the launch of our new Move TM website in May of 2006.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $6.5 million, or 29%, to $28.9 million for the three months ended September 30, 2006 from $22.4 million for the three months ended September 30, 2005. The increase was primarily due to an increase in distribution and marketing costs of $4.3 million, increased personnel related costs of $2.0 million, and other increases of $0.2 million.
     Product and web site development. Product and web site development expenses, including non-cash stock-based compensation, increased approximately $2.6 million, or 45%, to $8.4 million for the three months ended September 30, 2006 from $5.8 million for the three months ended September 30, 2005, primarily due to an increase in consulting and personnel related costs to develop the new Move TM web site and to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses, including non-cash stock-based compensation and charges, decreased approximately $1.2 million, or 5%, to $21.0 million for the three months ended September 30, 2006 from $22.2 million for the three months ended September 30, 2005. The decrease was primarily due to a $5.5 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005 and other decreases of $0.5 million, partially offset by an increase of $3.6 million in expense during the three months ended September 30, 2006 for non-cash stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) as of January 1, 2006 and an increase in bad debt expense of $1.2 million.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $237,000 to $497,000 for the three months ended September 30, 2006 from $734,000 for the three months ended September 30, 2005. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months
	Ended
	September 30,
	2006	2005
Cost of revenue	$18	$—
Sales and marketing	354	74
Product and web site development	249	—
General and administrative	3,695	78

	$4,316	$152

     Stock-based compensation and charges increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the adoption of SFAS 123R as of January 1, 2006 and the award of restricted stock units to certain executive officers.
     Interest Income, Net
     Interest income, net, increased $1.4 million to $1.9 million for the three months ended September 30, 2006 compared to $521,000 for the three months ended September 30, 2005, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, decreased $72,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to the sale of certain assets in the three months ended September 30, 2005.
     Income Taxes
     As a result of year-to-date operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a tax provision for income taxes for the three month periods ended September 30, 2006 and 2005. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
     Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. Our management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. We have reclassified previously reported segment information to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30, 2006				September 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$53,395	$22,277	$—	$75,672	$47,161	$19,177	$—	$66,338
Cost of revenue	8,352	7,631	984	16,967	6,961	6,545	395	13,901

Gross profit (loss)	45,043	14,646	(984)	58,705	40,200	12,632	(395)	52,437
Sales and marketing	17,469	9,793	1,666	28,928	14,506	7,495	448	22,449
Product and web site development	6,279	1,207	952	8,438	4,272	1,111	463	5,846
General and administrative	7,230	4,555	9,165	20,950	5,451	3,207	13,497	22,155
Amortization of intangible assets	—	—	497	497	—	—	734	734
Restructuring charges	—	—	(278)	(278)	—	—	—	—

Total operating expenses	30,978	15,555	12,002	58,535	24,229	11,813	15,142	51,184

Income (loss) from operations	$14,065	$(909)	$(12,986)	$170	$15,971	$819	$(15,537)	$1,253

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.com TM and SeniorHousingNet TM.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. During the second quarter of 2006, we launched Move.com TM as a real estate listing and move-related search site. Shortly after its launch, Move.com TM replaced HomeBuilder.com® and RENTNET®.com and we began promoting those under the Move TM brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
     Real Estate Services revenue increased $6.2 million, or 13%, to $53.4 million for the three months ended September 30, 2006, compared to $47.2 million for the three months ended September 30, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product and increased Featured Home revenue and an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by decreased revenue from our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 71% of total revenue for the three months ended September 30, 2006 and 2005, respectively.
     Real Estate Services expenses increased $8.1 million, or 26%, to $39.3 million for the three months ended September 30, 2006, compared to $31.2 million for the three months ended September 30, 2005. We incurred $1.3 million in expense for non-cash stock-based compensation during the three months ended September 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was primarily due to a $4.3 million increase in personnel and consulting costs resulting from increased product development and sales and marketing efforts, a $2.2 million increase in distribution and marketing costs, and other operating cost increases of $0.3 million.
     Real Estate Services generated operating income of $14.1 million for the three months ended September 30, 2006 compared to operating income of $16.0 million for the three months ended September 30, 2005, primarily due to the increased expenses discussed above. We have announced plans for additional investments in our New Homes and Rentals businesses and the conversion to our Move.com TM website could continue to negatively impact our operating income in this segment for the near future.
     Move-Related Services
     Move-Related Services consists of advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.com TM , Moving.com TM , and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.
     Move-Related Services revenue increased $3.1 million, or 16%, to $22.3 million for the three months ended September 30, 2006, compared to $19.2 million for the three months ended September 30, 2005. There was a $2.4 million increase in revenue as a result of the acquisition of Moving.com TM on February 22, 2006. The remaining increase was partially generated by an increase in the Welcome Wagon® business through improved local book revenue and increased on-line advertising revenue, offset by a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 29% of total revenue for the three months ended September 30, 2006 and 2005, respectively.
     Move-Related Services expenses increased $4.8 million, or 26%, to $23.2 million for the three months ended September 30, 2006, compared to $18.4 million for the three months ended September 30, 2005. The increase was due to a $2.2 million increase in expenses as a result of the acquisition of Moving.com TM , increased sales and marketing costs of $1.4 million, increased bad debt expense of $0.8 million primarily due to one customer, and other operating cost increases of $0.4 million.
     Move-Related Services generated an operating loss of $909,000 for the three months ended September 30, 2006 compared to an operating income of $819,000 for the three months ended September 30, 2005 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2006 and into 2007. We expect that our recent acquisition of Moving.com TM will contribute to increased revenue in this segment in the near future, but may not contribute to profitability in 2006.
     Unallocated
     Unallocated expenses decreased $2.5 million or 16%, to $13.0 million for the three months ended September 30, 2006 compared to $15.5 million for the three months ended September 30, 2005. Increases of $2.4 million in expense for non-cash stock-based compensation during the three months ended September 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006 and the award of restricted stock units to certain executive officers and other increases of $0.6 million were offset by a reduction in legal fees of $5.5 million resulting from our obligation to advance legal fees to certain former officers in 2005.

     Nine Months Ended September 30, 2006 and 2005
     Revenue
     Revenue increased approximately $32.5 million, or 17%, to $218.5 million for the nine months ended September 30, 2006 from $186.0 million for the nine months ended September 30, 2005. The increase in revenue was due to increases of $22.1 million in the Real Estate Services segment and $10.4 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue, including non-cash stock-based compensation, increased approximately $9.5 million, or 24%, to $49.8 million for the nine months ended September 30, 2006 from $40.3 million for the nine months ended September 30, 2005. The increase was primarily due to increases in personnel related costs of $4.3 million, increases in material and shipping costs of $3.7 million and other increases of $1.5 million.
     Gross margin percentage remained relatively stable decreasing to 77% for the nine months ended September 30, 2006 compared to 78% for the nine months ended September 30, 2005.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $15.1 million, or 22%, to $82.6 million for the nine months ended September 30, 2006 from $67.5 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in distribution and marketing costs of $9.7 million, increased personnel related costs of $5.2 million and other marketing cost increases of $0.2 million.
     Product and web site development. Product and web site development expenses, including non-cash stock-based compensation, increased approximately $10.3 million, or 67%, to $25.6 million for the nine months ended September 30, 2006 from $15.3 million for the nine months ended September 30, 2005, primarily due to an increase in consulting and personnel related costs to develop the new Move.com TM web site and to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses, including non-cash stock-based compensation and charges, increased approximately $3.1 million, or 5%, to $61.3 million for the nine months ended September 30, 2006 from $58.2 million for the nine months ended September 30, 2005. The increase was primarily due to $7.7 million in expense taken for non-cash stock-based compensation during the nine months ended September 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006, an increase in consulting expenses of $3.4 resulting from various corporate projects including the planning of the relocation of our data center, an increase in bad debt expense of $1.2 million and other cost increases of $0.5 million, offset by a decrease in legal fees of $9.7 million resulting from our obligation to advance legal fees to certain former officers in 2005.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $1.1 million to $1.8 million for the nine months ended September 30, 2006 from $2.9 million for the nine months ended September 30, 2005. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months
	Ended
	September 30,
	2006	2005
Cost of revenue	$176	$—
Sales and marketing	1,282	223
Product and web site development	1,088	—
General and administrative	7,656	446

	$10,202	$669

     Stock-based compensation and charges increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to the adoption of SFAS 123R as of January 1, 2006 and the award of restricted stock units to certain executive officers.

     Interest Income, Net
     Interest income, net, increased $3.9 million to $5.3 million for the nine months ended September 30, 2006 compared to $1.4 million for the nine months ended September 30, 2005, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, increased $350,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to the receipt of Company shares from an escrow related to the original iPlace acquisition in 2001.
     Income Taxes
     As a result of year-to-date operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a tax provision for income taxes for the nine month periods ended September 30, 2006 and 2005. As of December 31, 2005, we had $1,012.6 million of net operating loss carryforwards for federal and foreign income tax purposes, which expire beginning in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Nine Months Ended
	September 30, 2006				September 30, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$154,743	$63,799	$—	$218,542	$132,594	$53,453	$—	$186,047
Cost of revenue	24,481	22,455	2,884	49,820	20,718	18,506	1,117	40,341

Gross profit (loss)	130,262	41,344	(2,884)	168,722	111,876	34,947	(1,117)	145,706
Sales and marketing	51,869	27,663	3,049	82,581	44,968	21,576	956	67,500
Product and web site development	18,721	3,506	3,359	25,586	11,244	2,772	1,271	15,287
General and administrative	22,631	12,338	26,335	61,304	16,222	9,577	32,425	58,224
Amortization of intangible assets	—	—	1,833	1,833	—	—	2,889	2,889
Restructuring charges	—	—	(278)	(278)	—	—	(1,442)	(1,442)

Total operating expenses	93,221	43,507	34,298	171,026	72,434	33,925	36,099	142,458

Income (loss) from operations	$37,041	$(2,163)	$(37,182)	$(2,304)	$39,442	$1,022	$(37,216)	$3,248

     Real Estate Services
     Real Estate Services revenue increased $22.1 million, or 17%, to $154.7 million for the nine months ended September 30, 2006, compared to $132.6 million for the nine months ended September 30, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product and increased Featured Home and Featured Agent revenue and an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by decreases in our New Homes and Rentals business and our web site products. Real Estate Services revenue represented approximately 71% of total revenue for the nine months ended September 30, 2006 and 2005.
     Real Estate Services expenses increased $24.5 million, or 26%, to $117.7 million for the nine months ended September 30, 2006, compared to $93.2 million for the nine months ended September 30, 2005. We incurred $3.7 million in expense for non-cash stock-based compensation during the nine months ended September 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was due to a $14.5 million increase in consulting and personnel related costs primarily related to increased product development efforts, a $5.6 million increase in distribution and on-line marketing costs, and other operating cost increases of $0.7 million.
     Real Estate Services generated operating income of $37.0 million for the nine months ended September 30, 2006 compared to operating income of $39.4 million for the nine months ended September 30, 2005, primarily due to the increased expenses discussed above. We have announced plans for additional investments in our New Homes and Rentals businesses and the conversion to our Move.com TM website could negatively impact our operating income in this segment for the near future.

     Move-Related Services
     Move-Related Services revenue increased $10.4 million, or 19%, to $63.8 million for the nine months ended September 30, 2006, compared to $53.4 million for the nine months ended September 30, 2005. There was a $5.1 million increase in revenue as a result of the acquisition of Moving.com TM on February 22, 2006. Additionally, there was an increase in the Welcome Wagon® business through improved local book revenue and continued growth in our Pinpoint product and an increase in our on-line advertising revenue. These increases were partially offset by a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 29% of total revenue for the nine months ended September 30, 2006 and 2005.
     Move-Related Services expenses increased $13.6 million, or 26%, to $66.0 million for the nine months ended September 30, 2006, compared to $52.4 million for the nine months ended September 30, 2005. The increase was due to a $4.4 million increase in expenses as a result of the acquisition of Moving.com TM , increased cost of sales of $2.3 million associated with the increased book and Pinpoint product revenue discussed above, increased distribution and marketing costs of $1.0 million, increased personnel related costs in sales and marketing of $3.3 million, increased personnel related costs in general and administrative of $1.3 million, increased bad debt expense of $0.8 million primarily due to one customer, and other cost increases of $0.5 million.
     Move-Related Services generated an operating loss of $2.2 million for the nine months ended September 30, 2006 compared to operating income of $1.0 million for the nine months ended September 30, 2005, primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2006 and into 2007. We expect that our recent acquisition of Moving.com TM will contribute to increased revenue in this segment in the near future, but may not contribute to profitability in 2006.
     Unallocated
     Unallocated expenses remained constant at $37.2 million for the nine months ended September 30, 2006 and 2005, respectively. Increases of $5.1 million in expense for non-cash stock-based compensation during the nine months ended September 30, 2006 associated with the adoption of SFAS 123R as of January 1, 2006 and the award of restricted stock units to certain executive officers and increases in consulting costs associated with various corporate projects, including the planning of the relocation of our data center, of $4.6 million were offset by a decrease in legal fees of $9.7 million resulting from our obligation to advance legal fees to certain former officers in 2005.
     Liquidity and Capital Resources
     Net cash provided by operating activities of $13.1 million for the nine months ended September 30, 2006 was attributable to the net income from operations of $3.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $21.2 million offset by changes in operating assets and liabilities of $11.7 million. This was negatively impacted in the nine month period ended September 30, 2006 by the $9.5 million in payments for the settlement of litigation and former officers’ legal expenses.
     Net cash provided by operating activities of $6.1 million for the nine months ended September 30, 2005 was attributable to the net income of $4.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $9.4 million offset by changes in operating assets and liabilities of $8.2 million.
     Net cash used in investing activities of $17.1 million for the nine months ended September 30, 2006 was primarily attributable to $1.2 million in net maturities of short-term investments, offset by the acquisition of Moving.com of $9.6 million and capital expenditures of $8.7 million. Net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2005 was attributable to $7.7 million in net maturities of short-term investments and $0.1 million in proceeds from sale of assets, offset by capital expenditures of $7.7 million.
     Net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2006 was attributable to proceeds from the exercise of stock options of $5.2 million and reductions in restricted cash of $0.8 million offset by payments on capital lease obligations of $2.1 million. Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2005 was attributable to the exercise of stock options of $1.6 million and decreases in restricted cash of $0.9 million, offset by payments on capital leases of $1.4 million.
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
     Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we announced our new brand Move TM and certain business model changes in February 2006 that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in June 2006, we changed our corporate name to Move, Inc. and introduced our new Move TM brand, under which we now promote three consumer offerings: REALTOR.com®, WelcomeWagon.com TM , and a new website, Move.com TM . We will incur considerable costs in introducing and maintaining our new brand, which may not produce the same or greater revenue than we have experienced in the past.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 11, “Settlement of Securities Class Action Lawsuit and Potential Obligations to Cendant Corporation,” and Note 12, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which disclosure is incorporated herein by reference and updates information contained in the Form 10-K for the year ended December 31, 2005 and in the Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. As of the date of this Form 10-Q and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
     We have incurred net losses every year since 1993, except for modest net income in 2005, including net losses of $7.9 million and $47.1 million, for the years ended December 31, 2004 and 2003, respectively. As of September 30, 2006, we have an accumulated deficit of approximately $2.0 billion. Although our annual net losses have been decreasing and we anticipate becoming profitable in the future, we announced our new Move TM brand and certain business model changes in February 2006 that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we introduced our new Move TM brand, under which we promote three consumer offerings: REALTOR.com®, WelcomeWagon.com TM , and a new web site, Move.com TM , and on June 22, 2006, we changed our corporate name from Homestore, Inc. to Move, Inc. We will incur considerable costs in introducing and maintaining our new brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.
     Move.com TM , which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. With the launch of Move.com TM , we will provide the listings for no charge and offer enhanced listing products and traditional text advertisements. Pricing structures include monthly fixed fee and cost-per-click based pricing. Due to the potential loss of revenue from paid listings that could result from our new pricing structures, our results of operations could be adversely affected, particularly through the end of 2006, as we seek to transition our customers to the new pricing model. In addition, over the longer term there can be no assurance that this new business model will produce sufficient revenue to cover the considerable investment we intend to make in these new initiatives or to replace the listings revenue.

Confusion among consumers about our new name and the related rebranding of some of our web sites could adversely affect our business.
     Move.com, which we launched on May 1, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. On June 22, 2006, we changed our corporate name from Homestore, Inc. to Move, Inc. Until the Move TM brand becomes recognized in the markets in which we compete, we could experience some confusion by consumers and temporarily be at a competitive disadvantage. Although we intend to devote substantial resources to promoting our new name and communicating with consumers, the transition period may take longer than anticipated and our business may, during that period, be adversely affected.
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

MOVE, INC.

By:	/s/ W. MICHAEL LONG

W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III

Lewis R. Belote, III
Chief Financial Officer
Date: November 7, 2006

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