Form 10-K
period 2006-12-31
MOVE INC
filed 2007-03-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006*	$657,323,961
Number of shares of common stock outstanding as of February 26, 2007	154,901,278

*	Based on the closing price of the common stock of $5.48 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2007 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006

EXHIBIT 4.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02
EXHIBIT 99.01

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission, (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

OVERVIEW

Move, Inc. (“Move”, “we”, “our”, or “us”) creates online resources and tools to help consumers throughout the moving process by providing real estate property listings and other content related to residential real estate, moving and settling into a new community.

In 2006, we changed the company’s name from Homestore, Inc. to Move, Inc. and successfully launched our new Move.comtm web site. The name change symbolizes the scope and commitment we have for our corporate strategy and we believe will increase our brand awareness and better communicate to consumers and customers what we do. With the Move.com web site we introduced greatly expanded content, particularly for new homes and rental property listings and new tools to assist the consumer in the moving process. We believe making improvements in the consumer experience will help us to retain and expand the consumer audience for our web sites. We also introduced new product offerings designed to help improve the productivity and profitability of real estate professionals.

In addition to Move.com, we operate the following consumer web sites:

•	REALTOR.com® (www.realtor.com)

•	Welcome Wagon® (www.welcomewagon.com)

•	Moving.com (www.moving.com)

•	SeniorHousingNettm (www.seniorhousingnet.com)

•	Homeplans.com (www.homeplans.com)

•	FactoryBuiltHousing.com (www.factorybuilthousing.com)

Our network of highly-visited industry web sites is the leading consumer destination on the Internet for residential real estate and move-related information based on number of visitors, time spent on our web sites and number of property listings. Collectively, the Move network of web sites attracted an average of 9.5 million unique users per month in 2006, according to data obtained from third-party Internet traffic auditor comScore Media Metrix. On average, visitors to the Move network visit us more than two times per month and spend approximately 27 minutes per month on one or more of our sites.

We are the exclusive provider of REALTOR®-represented existing homes, new homes and rental listings across America Online, including AOL.com, Netscape, CompuServe and AOL City Guide and The Microsoft Network (“MSN”), and we are the exclusive provider of new homes and apartment listings on Yahoo! Other significant portal relationships for the Move network include Excite.com and iWon.com (both part of InterActiveCorp), Internet Broadcast Systems, Inc. and its web sites for 61 local and network-affiliated TV stations, and United Online through its NetZero and Juno brands.

In addition to our consumer web sites, our Welcome Wagon business provides movers with a customized gift book populated with merchant advertising as well as coupons and special offers from local and national advertisers delivered via offline direct mail. We also provide a variety of architects’ home plans to consumers considering building a new home through our Homeplans business, as well as software solutions to real estate agents to assist them in managing their client interactions through our TOP PRODUCER® business.

Except for our Homeplans business, all of our services are free to consumers. We generate a substantial majority of our revenue from selling advertising and marketing solutions to real estate industry participants, including real estate agents, homebuilders and rental property owners, as well as to other local and national advertisers interested in reaching our consumer audience before, during or after a move.

Most of our revenue is derived from subscription-based services that allow our customers to easily budget for our services. With the launch of the Move.com web site in 2006, we broadened our offerings to include more services for which customers only pay us when a specific action occurs (“performance-based solutions”) and plan to introduce additional performance-based solutions in 2007. Even with these new pricing models available, we still expect a majority of our revenue to be derived from subscription-based products. Our sales force consists of a combination of internal phone-based account executives and field sales personnel.

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters are in Westlake Village, California. Our phone number is (805) 557-2300. Our periodic and current reports are available, free of charge, on our web site, www.move.com, as soon as possible after such material is electronically filed with, or furnished to, the SEC.

OUR OPPORTUNITY

Our business is based on a simple objective: to connect consumers, at any point in their move cycle, with the content, tools, services and professional connections they need to make the move successful. This simple objective sits in the middle of a very large business opportunity because the process of moving by consumers is one that attracts a significant amount of marketing and advertising spend, by a very broad group of businesses.

Our analysis of industry data suggests real estate professionals, including agents, brokers, home builders and apartment managers, spend approximately $9 billion each year marketing to these consumers. In addition, other data we have gathered estimates that other advertisers, including local merchants, home improvement retailers, product manufacturers, home services providers and mortgage companies, spend between $10 to $14 billion attempting to reach the very same audience. Taken together, these businesses represent more than $20 billion in annual advertising and marketing spend specifically targeted at the mover audience.

This valuable consumer mover audience is already overwhelmingly on the Internet. In fact, the National Association of REALTORS® 2006 Study of Home Buyers and Sellers found that 80% of all home buyers are using the Internet in their home search process. Yet, historically and still today, the overwhelming majority of the marketing dollars targeted towards these consumers is spent on newspaper ads, print guides, direct mail and other offline sources. These methods do not allow for interactivity and may use data that is incomplete or quickly becomes outdated. Additionally, these methods typically reach consumers only within specific local markets and are often distributed on a weekly or less frequent basis.

That disconnect between today’s inefficient advertising practices and the growing online presence of consumers is a market growth opportunity for online media and one on which we are focused. We believe the migration of this large, frequently inefficient marketing spend from offline venues to the Internet is starting to accelerate.

STRATEGY

We are introducing the Movetm brand to consumers as the content rich, friendly, trusted and helpful resource they will want to use — whether they are thinking about a possible move, are in the midst of searching for their perfect place to live, or are attempting to connect with real estate professionals and service providers in a new community. In our efforts to execute on our vision and build a viable long-term business, we are focusing on the following elements:

Provide consumers the highest quality and deepest breadth of content possible.  We view the move process as a cycle beginning with thinking and searching; followed by buying, selling or renting; then financing, moving, settling in; and finally, nesting. We want to provide consumers with content, tools, services and professional connections relevant to every phase of the cycle:

•	Property listing content. An important part of our strategy for the Move.com web site is to give consumers access to the most comprehensive selection of resale, new home and rental listings possible. In addition to offering prominent access directly to REALTOR.com®’s unique and comprehensive database of REALTOR®-represented properties, consisting primarily of resale listings, the launch of the Move.com web site dramatically expanded the volume of listings for new homes and apartments. We have had in REALTOR.com® the most comprehensive database of resale listings for many years, but with the Move.com initiative we also have the most comprehensive database of listings of newly built homes and rentals, and are working to increase this lead and continuously improve the data quality.

•	Other move-related content. In addition to property listings, we provide finance, moving and home and garden content. Our Home Finance offerings include information and decision support tools that help consumers understand and satisfy their home financing and mortgage needs. Additionally, consumers have access to our “Find a Lender” directory, which provides access to a variety of lending professionals. Our Moving channel contains content, tools and interactive guides for consumers moving to new homes or relocating to another community, including self-storage information, salary calculators, and school reports. Our Home & Garden channel is an online resource for consumers seeking to make improvements to their existing home, including remodeling, landscaping and home maintenance needs.

•	Neighborhood and community content. Consumers rank the quality of the neighborhood as the most important factor in determining where to live, according to the National Association of REALTORS® 2006 Study of Home Buyers and Sellers. A rich content experience surrounding neighborhoods and the local community is a crucial element in our content strategy. While we already have a limited amount of neighborhood content available on the Move Network, throughout 2007 we plan to significantly enhance our neighborhood content and tools and add user-generated content from both consumers and real estate professionals.

Build durable and scaleable business models.  We believe a diverse base of customers, products and pricing models provides more stability during changes in economic cycles and allows customers more flexibility in their marketing programs. Our customer base includes both real estate professionals and other types of advertisers wishing to reach movers. Our products range from advertising services, including listing enhancements, graphical display ads, directories, and direct mail, to technology solutions. During 2006, we broadened our offerings to include more performance-based solutions; however, we still expect a majority of our revenue to be derived from subscription based products.

Maintain strong relationships with the real estate industry.  To provide consumers with timely and comprehensive real estate listings, access to real estate professionals and other home and real estate-related information and resources, we have established relationships with the following key industry participants and in many cases receive preferential promotion in their marketing activities:

•	National Association of REALTORS® (NAR). The NAR is the largest trade association in the United States that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.36 million members as of December 31, 2006. Under our agreement with NAR, we operate NAR’s official web site, REALTOR.com®. “REALTOR®” is a registered collective membership mark which may be used only by real estate professionals who are members of NAR and subscribe to its code of ethics.

•	National Association of Home Builders (NAHB). The NAHB is the second-largest real estate trade association in the United States. As of December 31, 2006, NAHB had approximately 235,000 members. Under our agreement with NAHB, we operate NAHB’s official new homes listing web site, Move.com New Homes.

•	Manufactured Housing Institute (MHI). The MHI is a non-profit national trade association representing all segments of the manufactured and modular housing industries, including manufactured home producers, retailers, developers, community owners and managers, suppliers, insurers and financial service providers. As of December 31, 2006, the MHI had approximately 315 corporate members, and 53 state and regional associated members.

•	American Moving and Storage Association (AMSA). AMSA is a non-profit national trade association representing the domestic and international moving and storage industry. As of December 31, 2006, AMSA had approximately 3,200 moving company members.

•	Multiple Listing Services (MLS). An MLS is a database which allows real estate brokers representing sellers under a listing contract to widely share information about properties with real estate brokers who may represent potential buyers or wish to cooperate with a seller’s broker in finding a buyer for the property. MLSs are typically managed by a governing body of local brokers and/or agents who are members of the MLS. We have relationships with approximately 900 MLSs nationwide, which aggregate local property listings by geographic location and allow us to display their listing content on our REALTOR.com® site.

PRODUCTS AND SERVICES

In the fourth quarter of 2005, we realigned our business to better ensure that each of our products and services directly support our strategy and target markets. We now operate under two business segments: Real Estate Services and Move-Related Services, which for the year ended December 31, 2006, represented approximately 72% and 28% of our revenue, respectively. For information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in Item 7 and Note 11 to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Real Estate Services	Move-Related Services

REALTOR.com®	Welcome Wagon®
TOP PRODUCER®	Retail Advertising
Movetm Rentals	Homeplans
Movetm New Homes	Moving.com

REAL ESTATE SERVICES

Our Real Estate Services segment provides marketing solutions that allow real estate professionals to reach and connect with the highly targeted consumer audience we have attracted to our web sites. We do this by allowing our customers to customize the property listing information contained on our web sites and by allowing our customers to connect their personal or corporate web site directly to our database of property information, our professional directories and to traditional Internet advertising products such as banner ads. We also provide software applications to help real estate professionals manage relationships with their current and prospective customers.

Revenue from the Real Estate Services segment is derived from a variety of advertising and software services, including enhanced listings, display advertising, customer relationship management applications and web site development and hosting. These solutions have traditionally been offered on a subscription basis. With the launch of the Move.com web site in 2006, we introduced performance-based pricing models, in particular to our new home and rental customers.

REALTOR.com®

The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. We display on REALTOR.com® listing content received from approximately 900 MLSs across the United States, resulting in a searchable database of approximately 3.5 million existing homes for sale. We also provide a directory of approximately 1.36 million REALTORS® to help guide buyers and sellers through the real estate transaction process. The property listings on REALTOR.com® typically provide information that is more detailed and timely than the information included in other media channels, such as newspaper classified advertisements and print magazines.

In addition to property listings and neighborhood profiles, we offer consumers information and tools designed to assist them in understanding the value of their home, preparing the home for sale, listing and advertising the home, home affordability, the offer process, applying for a loan and understanding the mortgage options available, closing the purchase and planning the move.

Since REALTOR.com® is the official web site of NAR, as the operator of the web site we present basic MLS property listings on the REALTOR.com® web site at no charge to real estate professionals. We also offer the following services to enable real estate professionals to manage their online content and branding presence and better connect with home buyers and sellers:

Enhanced listings.  Enhanced listing products allow real estate professionals to promote their own listings by adding multiple photos, virtual tours and printable brochures to the basic listing. The product also provides real estate professionals opportunities for personal promotion in the form of custom copy, photographs, text effects, links to their home page and more. Enhanced listings are priced based on geographic market and number of annual listings, and are sold on an annual subscription basis. Historically, we have sold enhanced listings directly to individual real estate agents. During 2006, we experienced an increase in real estate brokers purchasing enhanced listings on behalf of their agents. However, we believe that the majority of our contracts will continue to be with individual agents for the foreseeable future. Our listing enhancement product represented approximately 25%, 22%, and 19% of our overall revenue for fiscal years 2006, 2005 and 2004, respectively;

Display ad products.  We provide numerous opportunities for real estate professionals to promote individual properties, themselves or their company brand. These products are priced based on geographic market and are sold on a three, six or twelve month subscription bases:

•	Featured Homestm allows agents or brokers to more prominently display a limited number of their property listings on the REALTOR.com® web site by presenting them first in any search of their respective zip codes;

•	Featured Agenttm allows a limited number of agents to promote themselves and their services on REALTOR.com® within a geographically targeted real estate audience;

•	Featured Companytm allows a limited number of brokers to promote themselves and their services on REALTOR.com® to a geographically targeted real estate audience;

•	Featured Community allows a limited number of agents or brokers to promote themselves and their community on REALTOR.com® to a geographically targeted real estate audience; and

•	Featured CMAtm allows a limited number of agents or brokers to present consumers with information about their local market conditions and, in the process, recognize the value of contacting them for professional consultation and assistance; and

Our Featured Homes product represented 11% of our overall revenue for fiscal year 2006.

Web sites.  We design, host, and maintain personal and corporate web sites for real estate professionals. We offer a series of template web sites designed specifically for agents and brokers, which are sold on an annual subscription basis. The Enterprise, our media design and production business unit, designs and builds customized web sites for brokerage customers seeking web sites with specialized features and expanded functionality.

TOP PRODUCER®

Our primary Top Producer product, “7itm”, is the leading customer relationship management (CRM) software specific to real estate agents. Top Producer’s 7i web-based application features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. Products are co-branded for some of the country’s largest franchise brands, such as RE/MAX, Keller Williams, Coldwell Banker, Century 21, ERA, GMAC and Real Estate One. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

The Top Producer CRM software was sold exclusively as a desktop application until the fourth quarter of 2002. As of July 2006, Top Producer is offered exclusively as a web-based application that is purchased through an initial annual subscription. We currently have over 65,000 subscribers using the web-based CRM software.

During 2006, we launched Market Snapshot, a product that allows real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot is currently purchased through an annual subscription and is available on a stand alone basis, or bundled with 7i and other Top Producer products.

Movetm Rentals (formerly RENTNET®)

Prior to the launch of the Move.com web site in the second quarter of 2006, our RENTNET web site included only content submitted by our rental property owner and manager customers who paid us to include it on our RENTNET web site. In some markets where we did not have a large customer base and thus there was limited content on our site relative to all available rental properties in that particular market, this led to a poor consumer experience on our RENTNET web site. With the launch of the Move.com web site in the second quarter of 2006, we began to index web sites featuring rental listing content and present the indexed listings to consumers based on their search criteria. With this new “vertical search” capability, we were able to substantially increase the available rental listing content that had been accessible through the RENTNET web site.

We display these listings at no charge to consumers or to rental owners and managers. We also offer the following services to enable rental property owners and managers to enhance, promote and supplement those listings:

Showcase Listings.  Showcase Listings allow rental property owners and managers to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, offering interactive floor plans and more. Showcase Listings are priced based on geographic market and are sold on a monthly subscription basis; and

Featured Listings.  Featured Listings allow rental property owners and managers to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis.

Movetm New Homes (formerly HomeBuilder.com®)

Prior to the launch of the Move.com web site in the second quarter of 2006, our HomeBuilder.com web site included only content that was submitted to us by our home builder customers who paid us to include it on our Homebuilder.com web site. In some markets where we did not have a large customer base and thus there was limited content on our site relative to all available new homes in that particular market, this led to a poor consumer experience on our HomeBuilder.com web site. With the launch of the Move.com web site in the second quarter of 2006, we began to index web sites featuring new home listing content and present the indexed listings to consumers based on their search criteria. With this new “vertical search” capability, we were able to substantially increase the new home listing content that had been accessible through the HomeBuilder.com web site.

We display these listings at no charge to consumers or to home builders. We also offer the following services to enable home builders to enhance, promote and supplement those listings:

Showcase Listings.  Showcase Listings allow home builders to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, elevations and plans, offering interactive floor plans and more. Showcase Listings are priced based on geographic market and are sold on a monthly subscription basis;

Featured Listings.  Featured Listings allow home builders to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis; and

Web sites.  For customers seeking web sites with specialized features and expanded functionality, we design and build feature rich customized web sites for home builders. In addition to the design and set-up of the web sites, we also offer hosting and maintenance services.

MOVE-RELATED SERVICES

Our Move-Related Services segment provides advertising products and lead generation tools including display, text-link and rich media advertising positions, directory products, price quote tools and content sponsorships on our Move.comtm and other related web sites. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products, sales of new home plans, and related magazines through our Homeplans business, and Moving.com lead generation products for professional moving, truck rental, and self storage businesses.

Welcome Wagon®

Our Welcome Wagon business offers local and national merchants the opportunity to reach movers through targeted direct mail services. The Welcome Wagon “New Mover” program integrates local merchant and national advertiser information into a welcome gift delivered through the mail to new homeowners shortly after their move. The welcome gift contains a customized neighborhood address book with merchant advertiser listings as well as coupons and special offers from local and national advertisers. Advertisers in the local gift book also receive priority in WelcomeWagon.com’s new online Local Business Directory, which was launched in 2006. Advertisers typically pay for the product on an annual contract basis, but we recognize revenue when we deliver impressions by mailing the product. The Welcome Wagon gift book represented approximately 11%, 12% and 14% of our overall revenue for fiscal years 2006, 2005 and 2004, respectively.

Additionally, our Welcome Wagon business offers local merchants solo marketing opportunities through its Pinpoint Mailtm product, which is sold on a per mailing basis. Launched in the fourth quarter of 2004, the Welcome Wagon Early Advantagetm product is designed for advertisers who wish to reach new movers at their existing addresses prior to their actual move.

Retail Advertising

Our Retail Advertising business provides advertisers such as mortgage companies, home improvement retailers, moving service providers and other consumer product and service companies with an efficient way to target consumers in the move cycle. We offer these advertising customers a variety of products and services across the entire Move network of web sites, particularly in our Finance, Moving and Home & Garden content areas on Move.com. These products and services include graphical display advertisements, text links, sponsorships and directories. Pricing models include cost per thousand impressions (CPM), cost-per-click and subscription based sponsorships of specific content areas.

Homeplans (formerly Homestore Plans and Publications)

Our Homeplans business offers both consumers and building professionals the ability to browse our Homeplans.com web site and select, modify and purchase new home designs and project plans from one of the largest selections of home plans available. Homeplans has business relationships with many designers that provide us the right to sell the designers’ home plans directly to consumers and building professionals. These plans are sold not only through our Homeplans.com web site, but also through magazines that are distributed at leading retailers and newsstands nationwide. The Internet has become an increasingly important channel of distribution for the sale of home plans, and our Homeplans web site is one of the most heavily trafficked web sites in the home plans category, distributing its home plan content through approximately 400 affiliate partner sites.

Moving.com

In February 2006, we purchased Moving.com, which provides consumers with quotes from moving companies, truck rental companies and self-storage facilities, as well as other move-related information. The majority of revenue for Moving.com is derived from cost-per-lead products.

COMPETITION

We face competition in each segment of our business.

REAL ESTATE SERVICES

We compete with a variety of online companies and web sites providing real estate content that sell classified advertising opportunities to real estate professionals and sell advertising opportunities to other advertisers seeking to reach consumers interested in products and services related to the home and real estate. We also compete with web sites that attract consumers by offering rebates for home purchases or rental leases, and then charge the real estate professional who performed the transaction a referral fee for the introduction. However, these sites generally have a limited amount of real estate content and an even more limited directory of qualified REALTORS®.

Our primary competitors for online real estate advertising dollars include Lending Tree (a division of InterActiveCorp), HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), HomeGain (a division of Classified Ventures, LLC), Oodle, Trulia, Google and Zillow. In addition, our Movetm Rentals web site faces competition from ApartmentGuide.com, Rent.com, ForRent.com and Apartments.com, and our Movetm New Homes web site competes directly with NewHomeGuide.com, iNest (a division of InterActiveCorp) and NewHomeSource.com. Our Move.com web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActiveCorp), Gigamoves (a division of eBay), and Living Choices (a division of Network Communications, Inc.).

The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. While we are the exclusive provider of all real estate content for America Online (AOL), The Microsoft Network (MSN) and we are the exclusive provider of new homes and apartment listings on Yahoo!, each of these businesses have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable should one of these businesses decide to create online real estate businesses that are competitive with us. While we believe we would have an advantage on listing content for some time over other online businesses, we may not be able to maintain that advantage forever, and they could create other products and services that could be more attractive to consumers.

Newspapers and home/apartment guide publications are the two primary offline competitors of our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications, Inc., have extended their media offerings to include an Internet presence. We must continue to work to shift more real estate advertising dollars online if we are to successfully compete with newspapers and real estate guides.

Our TOP PRODUCER® business faces competition from First American’s MarketLinx, Inc. subsidiary and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, Salesforce.com and FrontRange Solution, Inc.’s GoldMine product. Some providers of real estate web site solutions, such as A La Mode, Inc., are also offering contact management features which compete with products from Top Producer. Certain Internet media companies such as HomeGain and HouseValues, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which, over time, could pose a competitive threat to Top Producer.

MOVE-RELATED SERVICES

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

Our Homeplans business faces direct competition from several large publishing companies that print multiple publications, including home plan publications. Our major competitors include Hanley Wood, LLC and The Garlinghouse Company. We also face competition from other smaller companies offering home plans for sale over the Internet, such as coolhouseplans.com.

Our Moving.com business competes with other web sites that offer comparable products, such as 123movers.com and VanLines.com.

SEASONALITY

Our Welcome Wagon® business in our Move-Related Services segment is the one most affected by seasonality. Our revenue in this line of business is significantly impacted by the number of household moves in the United States each year. Due to weather and school calendars, a disproportionate percentage of moves take place in the second and third calendar quarters relative to the first and fourth quarters. As a result, we distribute a larger number of our Welcome Wagon new mover gift books in the second and third quarters each year.

Also, traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. Historically, this has caused revenue from our Retail Advertising business to decline in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels.

GEOGRAPHIC REGIONS

We derive all of our revenue from our operations in North America.

INFRASTRUCTURE AND TECHNOLOGY

We seek to maintain and enhance our market position with consumers and real estate professionals by building proprietary systems and consumer features into our web sites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See “— Intellectual Property” below.

Our web sites are designed to provide fast, secure and reliable high-quality access to our services, while minimizing the capital investment needed for our computer systems. We have made, and expect to continue to make, technological improvements designed to reduce costs and increase the attractiveness to the consumer and the efficiency of our systems. We expect that enhancements to our web sites, and our products and services, will come from internally and externally developed technologies.

Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. During 2006, we relocated all of our data systems operations from a facility in Thousand Oaks, California to Phoenix, Arizona. We now host our Move.comtm, REALTOR.com®, SeniorHousingNettm.com, Welcome Wagon®, and Homeplans.com web sites, as well as custom broker web pages and the on-line subscription product for TOP PRODUCER® in Phoenix, Arizona. See “— Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

INTELLECTUAL PROPERTY

We regard substantial elements of our web sites and underlying technology as proprietary. We attempt to protect our intellectual property by relying on a combination of trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure, and other methods.

Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including, but not limited to:

•	it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization, or to develop similar technology independently;

•	we could lose the use of the REALTOR.com® trademark or the REALTOR.com® domain name, or be unable to protect the other trademarks or web site addresses that are important to our business, and therefore would need to devote substantial resources toward developing an independent brand identity;

•	we could be subject to litigation with respect to our intellectual property rights or those of third parties providing us with content or other licensed material;

•	we may be required to license additional technology and information from others, which could require substantial expenditures by us; and

•	legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and continue to evolve, and we can give no assurance regarding our ability to protect our intellectual property and other proprietary rights.

See “— Risk Factors — Risks Related to Our Business” for a more complete description of the risks related to our intellectual property.

EMPLOYEES

As of December 31, 2006, we had 1,666 full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information, with the Securities and Exchange Commission (“SEC”). In most cases, those documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 30700 Russell Ranch Road, Westlake Village, CA 91362. You may also read and copy these documents at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

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

In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.comtm web site on May 1, 2006, we replaced our new home site, HomeBuilder.com®, and our apartment rental site, RENTNET®, with Move.comtm. In conjunction with this change, we began to display any new home and apartment listing for no charge. We seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. We price subscriptions to Showcase Listings based on regional rate cards. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. We anticipate transitioning in the future to a real-time, auction based cost-per-click pricing for Featured Listings.

When we launched the Move.comtm web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. Although customers’ reaction to these new products has been favorable, there can be no assurance that our current new home and apartment customers will continue to purchase these new offerings in amounts sufficient to both replace the listing subscription revenue we will be losing and provide a return on our costs and investments associated with our new brand and these new products.

We have a history of net losses and could incur net losses in the future.

Until recently, we had incurred net losses every year since 1993. Except for modest net income in 2005 and net income of $22.2 million in 2006, we incurred substantial operating losses including net losses of $7.9 million and $47.1 million, for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2006, we have an accumulated deficit of approximately $2.0 billion. Although our annual net losses have been decreasing and we anticipate becoming consistently profitable in the future, we announced our new Movetm brand and certain business model changes that required considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in February 2006, we introduced our new Movetm brand, under which we promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new web site, Move.comtm, and on June 22, 2006, we changed our corporate name from Homestore, Inc. to Move, Inc. We will incur considerable costs in introducing and maintaining our new brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.

Move.comtm, which we launched on May 2, 2006, replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. With the launch of Move.comtm, we provide the listings for no charge and offer enhanced listing products and traditional text advertisements. Pricing structures include a monthly fixed fee for our Showcase product and cost-per-click based pricing for the Featured Listing product. Due to the potential loss of revenue from paid listings that could result from our new pricing structures, our results of operations could be adversely affected, particularly through the end of 2007, as we continue to transition our customers to the new pricing model as well as other new products. In addition, over the longer term there can be no assurance that this new business model will produce sufficient revenue to cover the considerable investment we intend to make in these new initiatives or to replace the listings revenue.

The emergence of competitors for our services may adversely impact our business

Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which our Real Estate Services division operates is becoming increasingly competitive. A number of competitors have emerged, including RealEstate.com (a division of InterActive Corp), HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), HomeGain (a division of Classified Ventures, LLC), ApartmentGuide.com, Rent.com, ForRent.com, Apartments.com, NewHomeGuide.com, NewHomeSource.com and more recently Zillow.com, Trulia and Propsmart as well as general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActive Corp) and Gigamoves (a division of eBay).

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

We cannot predict how, if at all, our competitors may respond to our initiatives. We also cannot provide assurance that our new offerings will be able to compete successfully against these competitors or new competitors that enter our markets.

We may not be able to continue to obtain more listings from Multiple Listing Services and real estate brokers than other web site operators.

We believe that the success of REALTOR.com® depends in large part on displaying a larger and more current listing of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.

Internet Data Exchange (“IDX”) technology makes it possible for other real estate web site operators to display MLS or cooperating broker’s listings on their web sites. NAR has adopted guidelines for MLSs that allow a broker to prevent MLSs from providing such broker’s listing data to other brokers’ web sites. These guidelines do not apply to REALTOR.com®. In a civil antitrust lawsuit brought against NAR in 2005, the United States Department of Justice (“DOJ”) challenged this policy by alleging that it is in violation of federal antitrust laws. It is possible that the ultimate resolution of this antitrust case, or independent initiatives by large brokers or others, could make it easier for other web sites to aggregate listing data for display over the Internet in a manner comparable to REALTOR.com®. This could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site.

Our quarterly financial results are subject to significant fluctuations.

Our quarterly results of operations have varied in the past and may vary significantly in the future. We have made significant investments in our businesses and incurred significant sales and marketing expenses and plan to continue this as we develop our new brand, Movetm, and related new business initiatives. As we discontinue our paid inclusion model for new home and apartment listings and seek to replace that revenue with enhanced listing products and advertising offered under fixed fee, cost-per-click and auction pricing models, we could experience a decline in quarterly revenue. If revenue from these initiatives falls below our expectations, we will not be able to reduce our spending or change our pricing models rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

Other factors that could affect our quarterly operating results include those described elsewhere in this Form 10-K, and include:

•	the level at which real estate agents, brokers, homebuilders and rental owners renew the arrangements through which they obtain our services;

•	a continued downturn in the residential real estate market and the impact on advertising;

•	the amount of advertising sold on our web sites and the timing of payments for this advertising; and

•	the costs from pending litigation, including the cost of settlements.

Continued obligations to Avis Budget Group, Inc. related to our settlement of our securities class action lawsuit could have an adverse effect on our financial condition.

We could be subject to potential claims by Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation) for contribution or indemnity in connection with the securities class action lawsuit commenced against us following the December 2001 announcement of the discovery of accounting irregularities and the subsequent restatement of our 2000 and interim 2001 financial statements (the “Securities Class Action Lawsuit”). Although Avis was dismissed with prejudice as a defendant in the Securities Class Action Lawsuit, that dismissal was appealed to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). On June 30, 2006, the Ninth Circuit affirmed the dismissal, but remanded the case to the United States District Court, Central District of California (“District Court”) to determine whether it would be possible for the plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. On December 19, 2006, the District Court denied plaintiff’s motion to amend the complaint to state a claim against Avis and other defendants. On January 18, 2007, the plaintiff filed a notice of appeal of the District Court’s decision with the Ninth Circuit. If

Avis is subsequently found liable or settles the claims against it in the Securities Class Action Lawsuit, Avis will likely seek indemnification, contribution or similar relief from us.

Although the settlement of the Securities Class Action Lawsuit, which became final on March 4, 2005, includes a bar order that may preclude Avis from seeking indemnification, contribution or similar relief from us in the event Avis is found liable or settles claims against it in the Securities Class Action Lawsuit, we have been advised by counsel that the law is unclear on whether Avis would be so precluded. Therefore, we would likely incur significant expenses in defending such an action by Avis and could ultimately be found liable to Avis or settle with Avis, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on our results of operations and our financial position.

In addition, if Avis is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), we have agreed to pay or otherwise provide to Avis the amount of money and/or other consideration that Avis would have been otherwise entitled to receive from that portion of the class action settlement fund provided by us had Avis been a class member and Avis’ proof of claim in respect of its shares had been accepted in full. At this time, Avis is still a member of the class and has not been excluded, but is one of the members of the class whose dismissal as a defendant is pending appeal. As such, Avis has not yet received any of the $13.0 million cash or 20.0 million shares of stock we paid in the settlement. We estimate that Avis could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from us should Avis be prevented from participating in the settlement.

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

The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. We are unable to determine at this time the amount which we may be obligated to pay Experian under our indemnity obligations in connection with the FTC matter, or any other matter.

Civil actions for which Experian demanded indemnification from us continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian may seek indemnity from us cannot be reasonably estimated.

We have received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, but those amounts have not yet been substantiated, allocated or reduced by offsets that we may be entitled to under the indemnification agreement. Under the terms of the stock purchase agreement, our maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. We anticipate that Experian may seek to recover from us an amount in excess of the Indemnity Escrow amount, which was $7.9 million on December 31, 2006.

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 21, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements in Item 8 in this Form 10-K.

Litigation may also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have in the past and are currently involved in intellectual property-related disputes, and we may be involved in these and other disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. Any such lawsuits, even if ultimately resolved in our favor, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property dispute could force us to do one or more of the following:

•	stop selling, incorporating or using services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to the relevant intellectual property; and

•	redesign those services that use technology that is the subject of an infringement claim.

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

We regard substantial elements of our web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization, or develop similar technology independently. Any legal action that we may bring to protect our proprietary information could be unsuccessful, expensive and distract management from day-to-day operations.

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

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we can give no assurance regarding the future viability or value of any of these proprietary rights.

Our recently issued Series B Preferred Stock could make it more difficult for us to raise additional capital.

In November 2005, we sold to Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) an aggregate of 100,000 shares of our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. We cannot offer any assurances that we would be able to obtain that consent. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts needed to fund our business or for terms that are desirable.

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

NAR also has significant influence over our RealSelect subsidiary’s corporate governance, including the right to have one representative as a member of our Board of Directors (out of a current total of 11) and two representatives as members of RealSelect’s Board of Directors (out of a current total of 8). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or Board of Directors, without the consent of at least one of NAR’s representatives on its Board of Directors.

Although the REALTOR.com® operating agreement is a perpetual agreement and it does not contain provisions that allow us to terminate, NAR may terminate it for a variety of reasons. These include:

•	the acquisition of us or RealSelect by another party without NAR’s consent;

•	if traffic on the REALTOR.com® site falls below 500,000 unique users per month;

•	a substantial decrease in the number of property listings on our REALTOR.com® site; and

•	a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.

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

We have established strategic relationships with Internet portals that generate a significant amount of online traffic for our web sites. Failure to maintain these relationships and create new ones could limit the growth of our business. Although we expect that a significant portion of our online customers will continue to come to our web sites directly, we also continue to rely on third-party web sites with which we have relationships, including web sites operated by AOL, Yahoo!, MSN, Excite, iWon.com, Internet Broadcast Systems, United Online through its Juno and NetZero brands, and Google. We may also be required to pay significant fees to establish, maintain and expand our existing online relationships. As a result, our revenue may suffer if we fail to enter into new relationships or maintain existing relationships, or if these relationships do not result in online traffic sufficient to justify their costs.

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

During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects typically are a general decline in rents and sales prices, a decline in leasing activity, a decline in the level of investments in, and the value of real estate, and an increase in defaults by tenants under their respective leases. All of these, in turn, adversely affect revenue for fees and brokerage commissions, which are derived from property sales, annual rental payments, and property management fees which may or may not influence advertising.

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

We could experience seasonality in our business as we offer new products and new pricing models. The real estate industry, in most areas of the United States, generally experiences a decrease in activity during the winter months.

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

Our operations depend upon our ability to maintain and protect our computer systems, located at our corporate headquarters in Westlake Village, California and our technology facility in Phoenix, Arizona. During 2005, we began the process of upgrading a facility we have leased in Phoenix, Arizona, to which we relocated our Thousand Oaks data center operations during 2006.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any material outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage, while adequate to replace assets and compensate for losses incurred, may not be adequate to compensate for the disruption it causes our customers and consumers, which could affect our future revenues and traffic.

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

We depend on continued improvements to our computer network.

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

We enter into agreements with other companies under which we share with these other companies’ revenue resulting from advertising or the purchase of services through direct links to or from our web sites. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot offer any assurance that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office (C)(R)(M)	Westlake Village, CA	137,762	2008
Technology facility (C)(R)(M)	Phoenix, AZ	8,114	2017
Operations and customer service center (R)(M)	Scottsdale, AZ	36,175	2007
Welcome Wagon(M)	Plainview, NY	48,148	2015
Top Producer(R)	Richmond, BC	33,702	2008
Homeplans.com (M)	St. Paul, MN	24,645	2007
Enterprise (R)	Milwaukee, WI	13,016	2007
Moving.com (M)	Marlborough, MA	5,580	2009
Sales offices (M)	Manhattan, NY	6,000	2012
(C — Corporate) (R — Real Estate Services) (M — Move-Related Services)

We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings.

From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 20, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations,” and Note 21, “Commitments and Contingencies — Legal Proceedings,” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on The NASDAQ National Market under the symbol “HOMS” from January 2, 2004 until May 2, 2006. On May 3, 2006, we changed our symbol to “MOVE.” We are now listed on the NASDAQ Global Select Market. The following table shows the high and low sale prices of the common stock as reported by The NASDAQ Stock Market for the periods indicated.

	High	Low

2005
First Quarter	$3.24	$2.09
Second Quarter	2.34	1.65
Third Quarter	4.64	2.06
Fourth Quarter	5.84	3.22
2006
First Quarter	7.04	5.12
Second Quarter	7.08	4.67
Third Quarter	5.68	3.73
Fourth Quarter	5.89	4.32
2007
First Quarter(up until February 26, 2007)	6.69	5.22

As of February 26, 2007, there were approximately 3,183 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. We are obligated to pay dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock is outstanding, the dividend will be paid “in-kind” in shares of Series B Preferred Stock. See Note 14, “Series B Convertible Preferred Stock,” to our Consolidated

Financial Statements contained in Item 8 of the Form 10-K for information regarding restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2006 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of	Weighted	Number of
	Securities to be	Average	Securities
	Issued Upon	Exercise Price	Remaining
	Exercise of	of Outstanding	Available for Future
	Outstanding	Options,	Issuance (Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a)
	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	25,022	$3.60	1,708
Equity compensation plans not approved by security holders	6,591	$2.19	10,211

Total	31,613	$3.30	11,919

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

The Move, Inc. 1999 Stock Incentive Plan, a security-holder approved plan, contains a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to 4.5% of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares.

Non-Shareholder Approved Plans

Options are granted from the Move, Inc. 2002 Stock Incentive Plan, a plan established in January 2002 to attract and retain qualified personnel. No more then 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a 10-year life.

Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We did not grant options under any of these plans in 2006 and 2005, and we do not plan to do so in the future. Options outstanding as of December 31, 2006 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 100,214 and the weighted average exercise price of those option shares is $22.41.

For additional information regarding our equity compensation plans, see Note 12, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the Consolidated Financial Statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited Consolidated Financial Statements not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue(1)	$290,384	$252,622	$216,860	$198,227	$219,867
Related party revenue	—	—	—	7,695	31,158

Total revenue	290,384	252,622	216,860	205,922	251,025
Cost of revenue(1)	65,319	56,188	50,829	56,569	73,622

Gross profit	225,065	196,434	166,031	149,353	177,403
Operating expenses:
Sales and marketing(1)	110,263	91,071	88,388	101,122	161,554
Product and web site development(1)	33,907	22,059	15,362	17,065	25,497
General and administrative(1)	81,268	82,545	68,442	65,333	83,042
Amortization of intangible assets	2,331	3,624	7,894	21,863	34,699
Restructuring charges(1)	(278)	(1,331)	1,316	4,100	12,057
Impairment of long-lived assets	—	—	—	26,999	3,482
Litigation settlement	—	1,750	2,168	63,600	23,000

Total operating expenses	227,491	199,718	183,570	300,082	343,331

Loss from operations	(2,426)	(3,284)	(17,539)	(150,729)	(165,928)
Interest income (expense), net	7,255	2,351	672	(406)	2,673
Gain on settlement of distribution agreement	—	—	—	104,071	—
Other income (expense), net	17,410	623	2,366	691	(5,694)

Income (loss) from continuing operations before income taxes	22,239	(310)	(14,501)	(46,373)	(168,949)
Provision for income taxes	(134)	—	—	—	—

Income (loss) from continuing operations	22,105	(310)	(14,501)	(46,373)	(168,949)
Gain on disposition of discontinued operations	—	855	7,294	2,530	11,790
Loss from discontinued operations	—	—	(679)	(3,281)	(6,266)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Net income (loss)	22,105	545	(7,886)	(47,124)	(163,425)
Convertible preferred stock dividends and related accretion	(4,859)	(408)	—	—	—

Net income (loss) applicable to common stockholders	$17,246	$137	$(7,886)	$(47,124)	$(163,425)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.11	$(0.01)	$(0.11)	$(0.39)	$(1.43)
Discontinued operations	—	0.01	0.05	(0.01)	0.05

Basic income (loss) per share applicable to common stockholders	$0.11	$0.00	$(0.06)	$(0.40)	$(1.39)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.11	$(0.00)	$(0.11)	$(0.39)	$(1.43)
Discontinued operations	—	0.00	0.05	(0.01)	0.05

Diluted income (loss) per share applicable to common stockholders	$0.11	$0.00	$(0.06)	$(0.40)	$(1.39)

Shares used in calculation of income (loss) per share
Basic	151,170	147,175	136,518	118,996	117,900

Diluted	163,394	182,548	136,518	118,996	117,900

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Revenue	$—	$—	$—	$1,119	$1,501
Cost of revenue	221	—	—	16	134
Sales and marketing	1,977	291	301	3,795	63,848
Product and web site development	1,471	—	—	15	127
General and administrative	12,006	824	518	164	1,297
Restructuring charges	—	—	—	2,140	—

	$15,675	$1,115	$819	$7,249	$66,907

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and short-term investments	$157,848	$152,322	$59,859	$35,517	$80,463
Working capital (deficiency)	126,974	95,810	1,059	(70,729)	(80,763)
Total assets	285,949	249,026	150,504	153,548	379,208
Obligation under capital lease	4,071	1,005	2,765	1,904	—
Series B convertible preferred stock	96,212	91,349	—	—	—
Total stockholders’ equity	$101,452	$61,924	$57,393	$328	$38,730

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”

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

During the second quarter of 2006, we launched Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com®, RENTNET® and Homestore.com® and we began promoting those services under the Move brand. Our primary consumer web site is now Move.com which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”); SeniorHousingNettm.com, a comprehensive resource for seniors; and Moving.com which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.

Business Trends and Conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Through 2005, housing starts remained strong, while the supply of apartment housing generally exceeded demand. For a number of years prior to 2006, owning a home became much more attainable for the average consumer due to the availability of flexible mortgage options, which required minimal down payments and provided low interest rates. During this period, home builders spent less on advertising, given the strong demand for new houses and that homeowners who were looking to sell a home, only had to list it at a reasonable price in most areas of the U.S. to sell in 60 days or less. Conversely, demand for rental units declined and apartment owners did not spend as much money on advertising, as they have sought to achieve cost savings during the difficult market for rentals. These trends had an impact on our ability to grow our business.

Beginning in the second half of 2005, the market dynamics seemed to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline into 2006 and the rental market improved. The change in economic factors created uncertainty on job creation and made it difficult to gauge whether these trends would continue. While interest rates appear to have stabilized as we enter 2007, housing starts and sales of existing homes have slowed considerably in 2006 and this is projected to continue into early 2007.

During the difficult period for rentals prior to 2006, we saw many rental owners reduce their overall advertising spending and shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. Because of this trend, we believe a slowdown in the sale of new and existing homes could lead to increased spending on the Internet by home builders, real estate agents and brokers. This trend was confirmed in the first half of 2006. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continues into 2007, it is possible that a continued slowdown could cause our rate of growth to decline. While the advertising spend by many of the large home builders, agents and brokers appears strong, some of the medium and smaller businesses may have to reduce expenses to remain in business and this could cause our growth rate to decline.

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

In late 2002, Top Producer introduced a monthly subscription model of an online application. This had a negative impact on our revenues over the first 18 months of this offering as we attempted to build the subscriber base. While our desktop product was still attractive to some real estate professionals, our customer base has shifted to the online application and has completely replaced our desktop product as of the end of 2006.

Move-Related Services segment:  Continued uncertainty in the economy has had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted small businesses more than other businesses. These economic conditions have caused the decline in our revenue in this segment to continue. We have seen some improvement in market conditions in some geographic areas in 2006, but it could take considerable time before this segment yields meaningful growth, if at all. Significant growth will require that we introduce new products that are responsive to advertisers’ demands and are presented to consumers much more timely.

•	Investment Strategy: We have made substantial investments in our business in recent years in order to improve our ability to bring consumers and advertisers together. As a result of our greater understanding of both consumer and customer needs, we have concluded that we need to demonstrate strong capabilities in four core areas: size and quality of consumer audience, depth and breadth of content, enduring industry relationships, and scaleable business models. We recently announced significant changes to our branding, product and pricing strategies to better align our solutions with these core competencies and we plan to continue to invest in this area in the future.

Acquisitions and Dispositions

On February 21, 2006, we acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. We integrated Moving.com’s product offering into our new Move offering in 2006.

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

On October 6, 2004, we entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which we agreed to sell our Wyldfyre software business, which at the time had been reported as part of our software segment, for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. In the fourth quarter of 2005, the entire amount of the escrow fund, $855,000, was released and recognized as “Gain on disposition of discontinued operations” for the year ended December 31, 2005.

Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflect the disposition of our Wyldfyre and CFT divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations for the year ended December 31, 2004 are reflected below (in thousands):

Revenue	$9,137
Total expenses	9,816

Loss from discontinued operations	$(679)

The calculation of the gain on the sale of discontinued operations is as follows (in thousands):

	December 31,
	2005	2004

Gross proceeds from sale	$855	$10,981
Less:
Cash subject to escrow	—	850
Net assets sold	—	2,210
Transaction costs	—	627

Gain on disposition of discontinued operations	$855	$7,294

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

  Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, an additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us) our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount.

  Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results.

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

  Stock Based Compensation

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

  Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

We have a limited operating history, and our business model has been modified over the past three years and we expect additional changes to our business model in 2007. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	execute our business model, including changes to that model;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly in our early history, only recently have we been able to again generate growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We have achieved net income in a few recent quarters, but we may not be able to sustain it. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors.”

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Consolidated Statement of Operations Data:
Revenue	$290,384	$252,622	$216,860
Cost of revenue(1)	65,319	56,188	50,829

Gross profit	225,065	196,434	166,031
Operating expenses:
Sales and marketing(1)	110,263	91,071	88,388
Product and web site development(1)	33,907	22,059	15,362
General and administrative(1)	81,268	82,545	68,442
Amortization of intangible assets(1)	2,331	3,624	7,894
Restructuring charges	(278)	(1,331)	1,316
Litigation settlement	—	1,750	2,168

Total operating expenses	227,491	199,718	183,570

Loss from operations	(2,426)	(3,284)	(17,539)
Interest income, net	7,255	2,351	672
Other income, net	17,410	623	2,366

Income (loss) from continuing operations before income taxes	22,239	(310)	(14,501)
Provision for income taxes	(134)	—	—

Income (loss) from continuing operations	22,105	(310)	(14,501)
Gain on disposition of discontinued operations	—	855	7,294
Loss from discontinued operations	—	—	(679)

Net income (loss)	22,105	545	(7,886)
Convertible preferred stock dividends and related accretion	(4,859)	(408)	—

Net income (loss) applicable to common stockholders	$17,246	$137	$(7,886)

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cost of revenue	$221	$—	$—
Sales and marketing	1,977	291	301
Product and web site development	1,471	—	—
General and administrative	12,006	824	518

	$15,675	$1,115	$819

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	22	22	23

Gross profit	78	78	77
Operating expenses:
Sales and marketing	38	36	41
Product and web site development	12	9	7
General and administrative	28	33	32
Amortization of intangible assets	1	1	4
Restructuring charges	—	(1)	—
Litigation settlement	—	1	1

Total operating expenses	79	79	85

Loss from operations	(1)	(1)	(8)
Interest income, net	2	1	—
Other income, net	6	—	1

Income (loss) from continuing operations before income taxes	7	—	(7)
Provision for income taxes	—	—	—

Income (loss) from continuing operations	7	—	(7)
Gain on disposition of discontinued operations	—	—	3
Loss from discontinued operations	—	—	—

Net income (loss)	7	—	(4)
Convertible preferred stock dividends and related accretion	(1)	—	—

Net income (loss) applicable to common stockholders	6%	—%	(4)%

For the Years Ended December 31, 2006 and 2005

Revenue

Revenue increased approximately $37.8 million, or 15%, to $290.4 million for the year ended December 31, 2006 from revenue of $252.6 million for the year ended December 31, 2005. The increase in revenue was due to increases of $27.0 million in the Real Estate Services segment and $10.8 million in the Move-Related Services segment. These increases by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue, including non-cash stock-based compensation and charges, increased approximately $9.1 million, or 16%, to $65.3 million for the year ended December 31, 2006 from $56.2 million for the year ended December 31, 2005. The increase was primarily due to increases in personnel related costs of $4.8 million, increases in material and shipping costs of $3.0 million, increases in depreciation of $0.9 million and other cost increases of $0.4 million.

Gross margin percentage stayed constant at 78% for the years ended December 31, 2006 and December 31, 2005.

Operating Expenses

We have provided the major categories of changes in each of our operating expenses so our investors can better understand our operating expense structure.

Sales and Marketing.  Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $19.2 million, or 21%, to $110.3 million for the year ended December 31, 2006 from $91.1 million for the year ended December 31, 2005. The overall increase was primarily due to increases in online distribution costs of $9.6 million, increases in personnel related costs of $5.3 million, an increase of $1.7 million in expense for non-cash stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”) as of January 1, 2006 and increased marketing costs of $2.5 million associated with the launch of the new Move brand and other cost increases of $0.1 million.

Product and Web Site Development.  Product and web site development expenses, including non-cash stock-based compensation and charges, increased approximately $11.8 million, or 54%, to $33.9 million for the year ended December 31, 2006 from $22.1 million for the year ended December 31, 2005. There was an increase of $1.5 million in expense for non-cash stock-based compensation due to the adoption of SFAS 123R in 2006 with the remaining increase of $10.3 million due to an increase in consulting and personnel related costs to develop the new Movetm web site and to improve our product offerings in our REALTOR.com® and Top Producer® businesses.

General and Administrative.  General and administrative expenses, including non-cash stock-based compensation and charges, decreased approximately $1.3 million, or 2%, to $81.2 million for the year ended December 31, 2006 from $82.5 million for the year ended December 31, 2005. The decrease was primarily due to a $15.6 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005, a decrease of $1.2 million due to an insurance refund, a decrease in outside legal and accounting fees of $1.0 million, decreases in personnel related costs of $0.8 million and other cost decreases of $0.2 million. These decreases were partially offset by an increase of $12.0 million in expense for non-cash compensation primarily associated with the adoption of SFAS 123R in 2006 and the award of restricted stock units to certain executive officers, an increase of $2.1 million in consulting costs due to the relocation of our data center, an increase of $1.9 million in depreciation expense, and an increase of $1.5 million in bad debt expense primarily due to one customer and the acquisition of Moving.com.

Amortization of Intangible Assets.  Amortization of intangible assets was $2.3 million for the year ended December 31, 2006 compared to $3.6 million for the year ended December 31, 2005. The decrease in amortization was due to certain intangible assets becoming fully amortized during 2006.

Restructuring Charges.  We recorded a $0.3 million reduction to our restructuring charges for the year ended December 31, 2006 as a result of the early buy-out of the remaining lease obligation in Canada. The $1.3 million reduction in the restructuring charges for the year ended December 31, 2005 resulted primarily from a decrease in the estimate for charges related to our San Francisco office space and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities.

Litigation Settlement.  We recorded litigation settlement charges of $1.8 million for the year ended December 31, 2005. There were no litigation settlement charges for the year ended December 31, 2006. These settlements are discussed in Note 21, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2006	2005

Cost of revenue	$221	$—
Sales and marketing	1,977	291
Product and web site development	1,471	—
General and administrative	12,006	824

	$15,675	$1,115

Stock-based compensation and charges increased for the year ended December 31, 2006, primarily due to the adoption of SFAS 123R as of January 1, 2006 and the issuance of restricted stock units to certain executive officers.

Interest Income, Net

Interest income, net, increased $4.9 million to $7.3 million for the year ended December 31, 2006 compared to $2.4 million for the year ended December 31, 2005, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Other Income, Net

Other income, net, increased $16.8 million to $17.4 million for the year ended December 31, 2006 compared to $0.6 million for the year ended December 31, 2005 primarily due to a realized gain on sale of investments of $15.7 million resulting from the sale of certain securities that had previously been permanently impaired and written off during the year ended December 31, 2001. In addition, there was other income of $1.1 million recognized as a result of the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005. There was no sale of assets of similar magnitude during the year ended December 31, 2005.

Income Taxes

As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision in the amount of $134,000 was recorded during the year ended December 31, 2006 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. As of December 31, 2006, we had $942.0 million of net operating loss carryforwards for federal and foreign income tax purposes, which begin to expire in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards. A deferred tax liability was established in 2006 for the difference between tax amortization for financial statement purposes and for tax purposes.

Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, we revised our business segments to align with the way we are approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach consumers and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total

Revenue	$208,339	82,045	—	290,384	$181,324	$71,298	$—	$252,622
Cost of revenue	33,323	28,840	3,156	65,319	27,902	26,346	1,940	56,188

Gross profit (loss)	175,016	53,205	(3,156)	225,065	153,422	44,952	(1,940)	196,434
Sales and marketing	69,915	36,461	3,887	110,263	60,125	29,644	1,302	91,071
Product and web site development	25,083	4,595	4,229	33,907	15,922	3,755	2,382	22,059
General and administrative	30,113	15,881	35,274	81,268	22,750	12,832	46,963	82,545
Amortization of intangible assets	—	—	2,331	2,331	—	—	3,624	3,624
Restructuring charges	—	—	(278)	(278)	—	—	(1,331)	(1,331)
Litigation settlement	—	—	—	—	—	—	1,750	1,750

Total operating expenses	125,111	56,937	45,443	227,491	98,797	46,231	54,690	199,718

Income (loss) from operations	$49,905	(3,732)	(48,599)	(2,426)	$54,625	$(1,279)	$(56,630)	$(3,284)

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.comtm and SeniorHousingNettm.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our TOP PRODUCER® business. During the second quarter of 2006, we launched Move.com as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com® and RENTNET®.com and we began promoting those under the Movetm brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.

Real Estate Services revenue increased approximately $27.0 million, or 15%, to $208.3 million for the year ended December 31, 2006, compared to $181.3 million for the year ended December 31, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product, increased Featured Home revenue, and revenue associated with the new Featured CMA Product that was launched in the second quarter of 2006. Additionally, there was an increase in our Top Producer business primarily due to continued growth in our 7itm subscriber base. These increases were partially offset by a decrease in revenue from our New Homes and Rentals businesses as a result of the transition to the new Move.com web site with the introduction of free content and our new Featured Listing product. Real Estate Services revenue represented approximately 72% of total revenue for the years ended December 31, 2006 and December 31, 2005.

Real Estate Services expenses increased $31.7 million, or 25%, to $158.4 million for the year ended December 31, 2006 from $126.7 million for the year ended December 31, 2005. We incurred $5.6 million in expense for non-cash stock-based compensation during the year ended December 31, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was due to a $16.5 million increase in consulting and personnel related costs primarily related to increased product development efforts, a $7.0 million increase in online distribution costs, and other operating cost increases of $2.6 million.

Real Estate Services generated operating income of $49.9 million for the year ended December 31, 2006 compared to $54.6 million for the year ended December 31, 2005 primarily due to the increased expenses discussed above. We have announced plans for additional investments in our New Homes and Rentals businesses to introduce auction pricing and self-serve products and this change could negatively impact our operating income in this segment for the near future. We will continue to seek increased revenue through new product offerings and new market opportunities.

Move-Related Services

Move-Related Services consists of advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comtm, Moving.com, and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.

Move-Related Services revenue increased $10.8 million, or 15%, to $82.1 million for the year ended December 31, 2006, compared to $71.3 million for the year ended December 31, 2005. There was a $6.9 million increase in revenue as a result of the acquisition of Moving.com on February 22, 2006. Additionally, there was an increase in the Welcome Wagon business through improved local book revenue and continued growth in our Pinpoint product and an increase in our on-line advertising revenue. These increases were partially offset by a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 28% of total revenue for the years ended December 31, 2006 and December 31, 2005.

Move-Related Services expenses increased $13.2 million, or 18%, to $85.8 million for the year ended December 31, 2006 from $72.6 million for the year ended December 31, 2005. We incurred $1.8 million in expense for non-cash stock-based compensation during the year ended December 31, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was due to a $6.2 million increase in expenses as a result of the acquisition of Moving.com, increased personnel related costs in sales and marketing of $3.1 million, increased online distribution costs of $0.9 million, increased bad debt expense of $0.9 million primarily due to one customer, and other cost increases of $0.3 million.

Move-Related Services generated an operating loss of $3.7 million for the year ended December 31, 2006 compared to an operating loss of $1.3 million for the year ended December 31, 2005 primarily due to factors outlined above. We have announced plans for additional investments in our Welcome Wagon business that could negatively impact our operating results in this segment in the near future. We continue to seek increased revenue through new product offerings and new market opportunities.

Unallocated

Unallocated expenses decreased $8.0 million, or 14%, to $48.6 million for the year ended December 31, 2006 from $56.6 million for the year ended December 31, 2005. The decrease was primarily due to a $15.6 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005, a decrease in personnel related costs of $1.3 million, a decrease of $1.2 million due to an insurance refund, and other cost decreases of $0.7 million. These decreases were partially offset by an increase of $8.0 million in expense for non-cash compensation primarily associated with the adoption of SFAS 123R in 2006, and the award of restricted stock units to certain executive officers and an increase of $2.8 million in depreciation expense.

For the Years Ended December 31, 2005 and 2004

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

Sales and Marketing.  Sales and marketing expenses, including non-cash stock-based charges, increased approximately $2.7 million, or 3%, to $91.1 million for the year ended December 31, 2005 from $88.4 million for the year ended December 31, 2004. The overall increase was primarily due to increases in personnel related costs of $5.0 million and increased offline marketing costs of $1.2 million, offset by reduced online distribution costs of $2.9 million due to renegotiated agreements and other cost reductions of $0.6 million.

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

General and Administrative.  General and administrative expenses, including non-cash stock-based charges, increased approximately $14.1 million, or 21%, to $82.5 million for the year ended December 31, 2005 from $68.4 million for the year ended December 31, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers and the resulting settlement agreements with certain of these former officers as discussed in Note 20 “Settlements of Disputes and Litigation” and Note 21 “Commitments and Contingencies”, to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, we recorded $15.6 million in expenses during the year ended December 31, 2005 compared to $7.2 million during the year ended December 31, 2004, an increase of $8.4 million. There were also increases in personnel related costs of $4.5 million and consulting costs of $3.7 million resulting from various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center. These increases were offset by a $1.6 million reduction in accounting fees as the cost of compliance with Section 404 of Sarbanes-Oxley and associated audit costs were reduced during our second year of compliance and other cost decreases of $0.9 million.

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

Litigation Settlement.  We recorded litigation settlement charges of $1.8 million and $2.2 million for the years ended December 31, 2005 and December 31, 2004, respectively. These settlements are discussed in Note 21, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Charges.  The following chart summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2005	2004

Sales and marketing	$291	$301
General and administrative	824	518

	$1,115	$819

Stock-based charges remained relatively consistent, increasing by $0.3 million, to $1.1 million for the year ended December 31, 2005 compared to $0.8 million for the year ended December 31, 2004.

Interest Income, Net

Interest income, net, increased $1.7 million to $2.4 million for the year ended December 31, 2005 from $0.7 million for the year ended December 31, 2004, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Other Income, Net

Other income, net, decreased $1.7 million to $0.6 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004 primarily due to a $1.4 million gain realized on the sale of an office building owned by the Company during the year ended December 31, 2004. There was no sale of assets of similar magnitude during the year ended December 31, 2005.

Gain on Disposition of Discontinued Operations and Loss from Discontinued Operations

On October 6, 2004, we sold our Wyldfyre division for $8.5 million in cash and recorded a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. On December 21, 2004, we sold our Computers for Tracts division for $2.5 million and recorded a gain on disposition of discontinued operations of $1.6 million for the year ended December 31, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our Consolidated Financial Statements reflect these as discontinued operations. The results of operations for the Wyldfyre and Computer for Tracts divisions included operating losses of $0.7 million for the year ended December 31, 2004. During the year ended December 31, 2005, we recorded a gain on disposition of discontinued operations of $0.9 million as a result of the release of escrowed funds related to the sale of Wyldfyre.

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

Segment Information

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total

Revenue	$181,324	$71,298	$—	$252,622	$148,359	$68,501	$—	$216,860
Cost of revenue	27,902	26,346	1,940	56,188	28,213	21,784	832	50,829

Gross profit (loss)	153,422	44,952	(1,940)	196,434	120,146	46,717	(832)	166,031
Sales and marketing	60,125	29,644	1,302	91,071	59,039	28,637	712	88,388
Product and web site development	15,922	3,755	2,382	22,059	13,425	1,936	1	15,362
General and administrative	22,750	12,832	46,963	82,545	21,033	12,373	35,036	68,442
Amortization of intangible assets	—	—	3,624	3,624	—	—	7,894	7,894
Litigation settlement	—	—	(1,331)	(1,331)	—	—	2,168	2,168
Restructuring charges	—	—	1,750	1,750	—	—	1,316	1,316

Total operating expenses	98,797	46,231	54,690	199,718	93,497	42,946	47,127	183,570

Income (loss) from operations	$54,625	$(1,279)	$(56,630)	$(3,284)	$26,649	$3,771	$(47,959)	$(17,539)

Real Estate Services

Real Estate Services revenue increased approximately $33.0 million, or 22%, to $181.3 million for the year ended December 31, 2005, compared to $148.4 million for the year ended December 31, 2004. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listings Product and an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by a reduction in revenue from our HomeBuilder.com® and RENTNET® businesses. Real Estate Services revenue represented approximately 72% of total revenue for the year ended December 31, 2005 compared to 68% of the total revenue for the year ended December 31, 2004.

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

Move-Related Services

Move-Related Services revenue increased $2.8 million, or 4%, to $71.3 million for the year ended December 31, 2005, compared to $68.5 million for the year ended December 31, 2004. The increase was primarily generated in our Welcome Wagon® business through new product offerings, including Early Advantagetm which was introduced in late 2004 and the National Book introduced in the fourth quarter of 2005, as well as continued growth in our Pinpoint product and an increase in our on-line advertising revenue. These increases were offset by a reduction in revenues generated from our Homeplans business. Move-Related Services revenue represented approximately 28% of total revenue for the year ended December 31, 2005, compared to 32% of total revenue for the year ended December 31, 2004.

Move-Related Services expenses increased $7.8 million, or 12%, to $72.6 million for the year ended December 31, 2005 from $64.7 million for the year ended December 31, 2004. The increase was primarily due to increased cost of sales of $4.6 million associated with the new products described above, increased product development costs of $1.8 million as investments are being made to create new online consumer products, increased personnel related costs in sales and marketing of $2.7 million, offset by a $1.3 million reduction in online distribution costs.

Move-Related Services generated an operating loss of $1.3 million for the year ended December 31, 2005 compared to operating income of $3.8 million for the year ended December 31, 2004 primarily due to factors outlined above.

Unallocated

Unallocated expenses increased $8.7 million, or 18% to $56.6 million for the year ended December 31, 2005 from $48.0 million for the year ended December 31, 2004. As a result of our obligation to advance expenses (including attorneys’ fees) to, and in certain cases indemnify, our former officers and the resulting settlement agreements with certain of these former officers as discussed in Note 20 “Settlements of Disputes and Litigation,” and Note 21, “Commitments and Contingencies,” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, we recorded $15.6 million in expenses during the year ended December 31, 2005 compared to $7.2 million in expenses during the year ended December 31, 2004, an increase of $8.4 million. There were increases in consulting and personnel related costs of $7.5 million resulting from various corporate projects including the implementation of a new enterprise resource planning system and the planning of the relocation of our data center as well as other cost increases of $1.3 million, offset by a $4.3 million decrease in amortization as certain intangibles became fully amortized during 2005, a $2.6 million reduction in restructuring charges and a $1.6 million reduction in accounting fees as the cost of compliance with Section 404 of Sarbanes-Oxley and associated audit costs were reduced during our second year of compliance. We continue to seek reductions in our corporate overhead expenses but cannot provide assurances that reductions will be achieved.

Liquidity and Capital Resources

Net cash provided by continuing operating activities of $23.4 million for the year ended December 31, 2006 was attributable to net income from continuing operations of $22.1 million and non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges and other non-cash items, aggregating to $30.4 million, offset by changes in operating assets and liabilities of approximately $29.1 million. The $14.7 million increase in other assets was primarily due to the sale of $15.7 million in investments as of December 31, 2006 wherein cash proceeds were received subsequent to year end. The $17.1 million decrease in accounts payable and accrued expenses was primarily due to payments made for accrued litigation and officer’s legal costs and reduced bonus accruals.

Net cash provided by continuing operating activities of $5.8 million for the year ended December 31, 2005 was attributable to the net loss from continuing operations of $0.3 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts and stock-based charges, aggregating to $13.0 million and increased by the gain on sale of fixed assets and other non-cash items of $0.3 million. Reducing the cash provided by continuing operating activities were the changes in operating assets and liabilities of approximately $6.6 million, primarily driven by a $4.2 million increase in accounts receivable resulting from new product offerings.

Net cash used in investing activities of $26.7 million for the year ended December 31, 2006 was primarily attributable to purchases of short-term investments of $30.3 million, increased capital expenditures of $12.9 million due to the build out of our new data center, the acquisition of Moving.com of $9.6 million and the purchase of intangible assets of $0.3 million, partially offset by maturities of short-term investments of $26.3 million. The actual cash used in investing activities was $22.8 million, as the $30.3 million and $26.3 million of investment activity reflects the gross purchases and sales of investments which is a classification requirement. These investments are available to us as cash in less than 60 days at any point in time and there is minimal principal risk.

Net cash used in investing activities of $105.0 million for the year ended December 31, 2005 was attributable to purchases of short-term investments of $116.3 million and increased capital expenditures of $11.2 million due to the build-out of a new data center, partially offset by maturities of short-term investments of $22.3 million and the sale of assets of $0.2 million. The actual cash used in investing activities was $11.0 million, as the $116.3 million and $22.3 million of investment activity is a classification requirement as discussed above.

Net cash provided by financing activities of $4.9 million for the year ended December 31, 2006 was primarily attributable to $6.9 million due to the exercise of stock options and warrants and a reduction in restricted cash balances of $0.7 million, partially offset by $2.7 million in capital lease payments.

Net cash provided by financing activities of $96.7 million for the year ended December 31, 2005 was primarily attributable to $94.1 million in net proceeds from the sale of convertible preferred stock, $3.6 million due to the exercise of stock options and a reduction in restricted cash balances of $0.8 million, partially offset by $1.8 million in capital lease payments.

We have generated positive operating cash flows in each of the last two years. We have stated our intention to invest in our products, our infrastructure, and in branding Move.comtm although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and online distribution and marketing agreements. We believe that our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

Our contractual obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
	Total	Due in One	Due in One	Due in Three	Over Five
	Payments Due	Year or Less	to Three Years	to Five Years	Years

Capital lease obligations	$4,389	$2,129	$2,260	$—	$—
Operating lease obligations	15,425	6,648	3,206	2,143	3,428
Distribution agreements	7,700	7,700	—	—	—
Web services agreements	420	420	—	—	—
Other purchase obligations	7,950	1,590	3,180	3,180	—

Total	$35,884	$18,487	$8,646	$5,323	$3,428

In addition, we have commitments of approximately $1.3 million to purchase property, plant and equipment, software licenses and consulting services as of December 31, 2006.

Although our annual net losses have declined and we anticipate remaining profitable in the future, we announced our new brand Movetm and certain business model changes in February 2006 that will require considerable investment with no assurances that our future financial performance will be enhanced by these new initiatives. Specifically, in June 2006 we changed our corporate name to Move, Inc. and introduced our new Move brand, under which we now promote three consumer offerings: REALTOR.com®, WelcomeWagon.comtm, and a new website, Move.com. We will incur considerable costs in introducing and supporting our new brand, which may not produce the same or greater revenue than we have experienced in the past.

In November 2005, we sold an aggregate of 100,000 shares of our Series B Preferred Stock for an aggregate purchase price of $100 million to Elevation Partners, L.P. and its affiliate, Elevation Employee Side Fund, LLC (together “Elevation”). For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts that may be needed to fund our business or for terms that are desirable.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of our next fiscal year and are currently assessing the possible impact implementing FIN 48 may have on our financial position and results of operations.

In June 2006, the FASB ratified EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF 06-03.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are currently evaluating whether the adoption of this statement will have a material effect on our financial condition, our results of operations or our liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Move, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Move, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

Los Angeles, California
March 1, 2007

MOVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,873	$13,272
Short-term investments	142,975	139,050
Accounts receivable, net of allowance for doubtful accounts of $3,331 and $1,377 at December 31, 2006 and 2005, respectively	18,279	15,966
Other current assets	34,468	19,485

Total current assets	210,595	187,773
Property and equipment, net	29,245	20,717
Goodwill, net	23,877	19,502
Intangible assets, net	16,715	14,264
Restricted cash	4,279	5,026
Other assets	1,238	1,744

Total assets	$285,949	$249,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,904	$6,427
Accrued expenses	26,738	40,879
Obligation under capital leases	1,904	1,005
Deferred revenue	50,075	43,652

Total current liabilities	83,621	91,963
Obligation under capital leases	2,167	—
Other non-current liabilities	2,497	3,790

Total liabilities	88,285	95,753
Commitments and contingencies (Note 21)
Series B convertible preferred stock	96,212	91,349
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 154,116 and 149,201 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	154	149
Additional paid-in capital	2,069,399	2,047,456
Deferred stock-based charges	—	(351)
Accumulated other comprehensive income	326	343
Accumulated deficit	(1,968,427)	(1,985,673)

Total stockholders’ equity	101,452	61,924

Total liabilities and stockholders’ equity	$285,949	$249,026

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue	$290,384	$252,622	$216,860
Cost of revenue	65,319	56,188	50,829

Gross profit	225,065	196,434	166,031
Operating expenses:
Sales and marketing	110,263	91,071	88,388
Product and web site development	33,907	22,059	15,362
General and administrative	81,268	82,545	68,442
Amortization of intangible assets	2,331	3,624	7,894
Restructuring charges	(278)	(1,331)	1,316
Litigation settlement	—	1,750	2,168

Total operating expenses	227,491	199,718	183,570

Loss from operations	(2,426)	(3,284)	(17,539)
Interest income, net	7,255	2,351	672
Other income, net	17,410	623	2,366

Income (loss) from continuing operations before income taxes	22,239	(310)	(14,501)
Provision for income taxes	(134)	—	—

Income (loss) from continuing operations	22,105	(310)	(14,501)
Gain on disposition of discontinued operations	—	855	7,294
Loss from discontinued operations	—	—	(679)

Net income (loss)	22,105	545	(7,886)
Convertible preferred stock dividends and related accretion	(4,859)	(408)	—

Net income (loss) applicable to common stockholders	$17,246	$137	$(7,886)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.11	$(0.01)	$(0.11)
Discontinued operations	—	0.01	0.05

Basic income (loss) per share applicable to common stockholders	$0.11	$0.00	$(0.06)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.11	$(0.00)	$(0.11)
Discontinued operations	—	0.00	0.05

Diluted income (loss) per share applicable to common stockholders	$0.11	$0.00	$(0.06)

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	151,170	147,175	136,518

Diluted	163,394	182,548	136,518

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Deferred	Accumulated
	Convertible				Additional		Stock-	Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Charges	Income (loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2003	—	$—	120,871	$122	$1,992,591	$(14,470)	$(258)	$267	$(1,977,924)	$328
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(7,886)	(7,886)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	2	—	2
Foreign currency translation	—	—	—	—	—	—	—	140	—	140

Comprehensive loss	—	—	—	—	—	—	—	142	(7,886)	(7,744)

Issuance of common stock under employee stock purchase plan and exercise of stock options	—	—	3,146	4	3,862	—	—	—	—	3,866
Issuance of restricted stock	—	—	148	—	667	—	(367)	—	—	300
Retirement of treasury stock	—	—	—	(1)	(14,469)	14,470	—	—	—	—
Stock-based charges	—	—	—	—	—	—	219	—	—	219
Shares issued in settlement of litigation	—	—	22,703	22	60,402	—	—	—	—	60,424

Balance at December 31, 2004	—	$—	146,868	$147	$2,043,053	$—	$(406)	$409	$(1,985,810)	$57,393
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	545	545
Unrealized gain on marketable securities	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	—	—	—	—	(64)	—	(64)

Comprehensive income	—	—	—	—	—	—	—	(66)	545	479

Issuance of common stock under exercise of stock options	—	—	1,962	2	3,617	—	—	—	—	3,619
Issuance of restricted stock	—	—	106	—	219	—	(219)	—	—	—
Stock-based charges	—	—	115	—	249	—	274	—	—	523
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(408)	(408)
Shares issued in settlement of contractual obligations	—	—	150	—	318	—	—	—	—	318

Balance at December 31, 2005	—	$—	149,201	$149	$2,047,456	$—	$(351)	$343	$(1,985,673)	$61,924
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	22,105	22,105
Unrealized gain on marketable securities	—	—	—	—	—	—	—	14,820	—	14,820
Realized gain on marketable securities	—	—	—	—	—	—	—	(14,809)	—	(14,809)
Foreign currency translation	—	—	—	—	—	—	—	(28)	—	(28)

Comprehensive income	—	—	—	—	—	—	—	(17)	22,105	22,088

Issuance of common stock under exercise of stock options	—	—	4,852	5	6,884	—	—	—	—	6,889
Issuance of restricted stock	—	—	110	—	—	—	—	—	—	—
Receipt of shares from escrow	—	—	—	—	—	(291)	—	—	—	(291)
Retirement of treasury shares	—	—	(47)		(291)	291	—	—	—	—
Stock-based compensation and charges	—	—	—	—	15,701	—	—	—	—	15,701
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,859)	(4,859)
Reclassification of deferred compensation	—	—	—	—	(351)	—	351	—	—	—

Balance at December 31, 2006	—	$—	154,116	$154	$2,069,399	$—	$—	$326	$(1,968,427)	$101,452

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from continuing operating activities:
Income (loss) from continuing operations	$22,105	$(310)	$(14,501)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	10,497	7,500	7,901
Amortization of intangible assets	2,331	3,624	7,894
Provision for doubtful accounts	2,200	731	340
Stock-based compensation and charges	15,675	1,115	819
Gain on sales of property and equipment	—	(156)	(2,226)
Other non-cash items	(305)	(109)	(40)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(3,017)	(4,165)	(430)
Prepaid distribution expense	—	—	10,509
Other assets	(14,695)	(1,882)	(130)
Accounts payable and accrued expenses	(17,128)	(680)	1,414
Accrued distribution agreement	—	—	(7,406)
Deferred revenue	5,756	141	5,475

Net cash provided by continuing operating activities	23,419	5,809	9,619
Net cash provided by discontinued operations	—	855	9,915

Net cash provided by operating activities	23,419	6,664	19,534

Cash flows from investing activities:
Purchases of property and equipment	(12,923)	(11,154)	(3,716)
Acquisitions, net	(9,572)	—	—
Purchases of short-term investments	(30,250)	(116,285)	(24,465)
Maturities of short-term investments	26,325	22,275	1,000
Purchases of intangible assets	(300)	—	—
Proceeds from sales of property and equipment	—	203	6,737

Net cash used in investing activities	(26,720)	(104,961)	(20,444)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	6,890	3,619	3,866
Payments on capital lease obligations	(2,735)	(1,760)	(2,079)
Restricted cash	747	814	—
Proceeds from sale of convertible preferred stock	—	94,077	—

Net cash provided by financing activities	4,902	96,750	1,787

Change in cash and cash equivalents	1,601	(1,547)	877

Cash and cash equivalents, beginning of period	13,272	14,819	13,942

Cash and cash equivalents, end of period	$14,873	$13,272	$14,819

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Move, Inc. (the “Company”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. The Company’s web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its web sites and number of property listings. The Company generates most of its revenue from selling advertising and marketing solutions to both real estate industry participants, including real estate agents, home builders and rental property owners, and other local and national advertisers interested in reaching the Company’s consumer audience before, during or after a move. The Company also provides software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. The Company derives all of its revenue from its North American operations.

During the second quarter of 2006, the Company launched Move.comtm as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com®, RENTNET® and Homestore.com® and the Company began promoting those services under the Move brand. The Company’s primary consumer web site is now Move.com which provides new home, apartment, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”); SeniorHousingNettm.com, a comprehensive resource for seniors; and Moving.com which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.

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

Cash and Cash Equivalents, Short-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as short-term investments in the accompanying balance sheets. The short-term investments are presented in current assets in the accompanying balance sheets, as they are intended to meet the short-term working capital needs of the Company. The Company does not invest in any long-term investments. It invests its excess cash in money-market funds, auction rate securities, debt instruments of high quality corporate issuers and debt instruments of the U.S. Government and its agencies, and, by policy, this limits the amount of credit exposure to any one issuer.

The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income, net as incurred. For the year ended December 31, 2006, the Company recognized $15.7 million in realized gains on the sale of marketable securities which are included within other income, net, $14.8 million of which was reclassified from accumulated other comprehensive income into earnings for the period. For the years ended December 31, 2005 and 2004 realized gains and losses were immaterial.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash — The restricted cash balance is related to letters of credit associated with contractual provisions of two of the Company’s facilities lease commitments.

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

Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment, three to five years for furniture, fixtures and office equipment, and five to seven years for machinery and equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress is primarily related to the building of production equipment servers, software licenses and costs not yet deployed, and leasehold improvements. Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

Product and Web Site Development Costs — The Company capitalizes the cost of software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force (“EITF”) Issue 00-02, “Accounting for Website Development Costs.” The Company had $4.1 million and $2.9 million of capitalized software costs and $2.7 million and $2.6 million of accumulated amortization included in computer software and equipment at December 31, 2006 and 2005, respectively.

Identifiable Intangibles, Goodwill and other Long-Lived Assets — The Company has both indefinite and definite lived intangibles. Definite lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 15 years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset or common stock, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Goodwill has been recorded in connection with the Company’s various acquisitions. In testing for a potential impairment of

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill, the Company will first compare the estimated fair value of each reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting units of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. There were no impairment charges in the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)

Customer, merchant lists and relationships	4.5
NAR operating agreement	15.5
Online traffic	3
Purchased technology	5.3
Trade names, trademarks and brand name	14.6
Other	4.6

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

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

The Company applies the provisions of SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” to all transactions involving the sale of software. The Company recognizes license revenue upon all of the following criteria being satisfied: (i) the execution of a license agreement; (ii) product delivery; (iii) fees are fixed or determinable; (iv) collectibility is reasonably assured; and (v) all other significant obligations have been fulfilled. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for the undelivered element, including specified upgrades, revenue

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is deferred and not recognized until either VSOE is established or delivery of the element without VSOE has occurred. The Company’s arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Revenue for maintenance services are recognized ratably over the contract term. Certain software products are sold as subscriptions, and accordingly, revenue is deferred and recognized ratably over the term of the contract which is typically based on a one-year renewable term.

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

Shipping and Handling Income and Costs — The Company accounts for income and costs related to shipping and handling activities in accordance with the EITF Issue 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Income from shipping and handling is included with revenue. Associated costs of shipping and handling are included in cost of revenue.

Advertising Expense — Advertising costs are expensed as incurred and totaled $21.1 million, $16.5 million and $22.8 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation and Charges — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $11.4 million related to employee stock options.

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”). Therefore, there was no stock-based compensation related to employee stock options for the years ended December 31, 2005 and 2004.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

Income Taxes — Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities,

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

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

Segments — The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, the Company revised its business segments to align with the way it is approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach consumers and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move.

Recent Accounting Developments — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of our next fiscal year and is currently assessing the possible impact implementing FIN 48 may have on its financial position and results of operations.

In June 2006, FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). Under EITF 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this EITF are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company will continue to report taxes collected from customers on a net presentation basis after adoption of EITF 06-03.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2006 presentations.

3.	Acquisitions and Disposals

On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $8.9 million has been allocated to goodwill and other identifiable intangible assets. The identifiable intangible assets include $2.0 million associated with indefinite lived trade name and trademarks with the remaining being amortized over estimated lives ranging from two to seven years. At December 31, 2006, the Company had goodwill of $4.4 million and net intangible assets of $4.0 million associated with the Moving.com acquisition.

On October 6, 2004, the Company entered into an Asset Purchase Agreement with Wyld Acquisition Corp. (“Wyld”), a wholly owned subsidiary of Siegel Enterprises, Inc., pursuant to which the Company agreed to sell its Wyldfyre software business, which at the time had been reported as part of the Company’s software segment, for a purchase price of $8.5 million in cash. The transaction closed on October 6, 2004, resulting in a gain on disposition of discontinued operations of $5.7 million for the year ended December 31, 2004. The sale generated net proceeds of approximately $7.0 million after transaction fees and monies placed in escrow pursuant to the Asset Purchase Agreement. The entire amount in the escrow was released and an additional gain on disposition of discontinued operations of $855,000 was recognized for the year ended December 31, 2005.

On December 21, 2004, the Company entered into an Asset Purchase Agreement with Newstar Systems, Inc. (“Newstar”) pursuant to which the Company agreed to sell its Computer for Tracts (“CFT”) software business, which at the time had been reported as part of the Company’s software segment for a purchase price of approximately $2.5 million in cash. The transaction closed on December 21, 2004, resulting in a gain on disposition of discontinued operations of approximately $1.6 million.

Pursuant to SFAS 144, the consolidated financial statements of the Company for all periods presented reflect the disposition of its Wyldfyre and CFT divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations.” Total revenue and loss from discontinued operations for the year ended December 31, 2004 are reflected below (in thousands):

Revenue	$9,137
Total expenses	9,816

Loss from discontinued operations	$(679)

The calculation of the gain on disposition of discontinued operations is as follows (in thousands):

	December 31,
	2005	2004

Gross proceeds from sale	$855	$10,981
Less:
Cash subject to escrow	—	850
Net assets sold	—	2,210
Transaction costs	—	627

Gain on disposition of discontinued operations	$855	$7,294

4.	Restructuring Charges

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

In connection with this restructuring and integration plan, the Company recorded a charge of $35.8 million in the fourth quarter of 2001, which was included in restructuring charges on the Consolidated Statement of Operations. This charge consists of the following: (i) employee termination benefits of $6.4 million; (ii) facility closure charges of $20.8 million, comprised of $12.8 million in future lease obligations, exit costs and cancellation penalties, net of estimated sublease income of $11.9 million, and $8.0 million of non-cash fixed asset disposals related to vacating duplicate facilities and decreased equipment requirements due to lower headcount; (iii) non-cash write-offs of $2.9 million in other assets related to exited activities; and (iv) accrued future payments of $5.7 million for existing contractual obligations with no future benefits to the Company. During the year ended December 31, 2002, the Company revised its estimates relating to a lease obligation and recorded an additional $6.5 million charge. The Company also reduced its estimates for employee termination pay by $396,000 and its contractual obligations by $798,000 in 2002. The Company’s original estimate with respect to sublease income related primarily to a lease commitment for office space in San Francisco that expired in November 2006. The Company originally estimated that it would sublease the facility by the second quarter of 2003 at a rate of approximately two-thirds of the existing commitment. However, declines in the demand for office space in the San Francisco market have led the Company to revise these estimates on three other occasions. In the fourth quarter of 2003, the Company recorded an additional charge of $1.3 million. During the year ended December 31, 2004, the Company recorded an additional charge of approximately $1.0 million because the Company was uncertain it would be able to sublease the remaining one-third of the San Francisco property. During the year ended December 31, 2005, the Company negotiated a reduction to its lease obligation for the San Francisco property. That revision along with fluctuations in

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exchange rate for some of the contractual obligations related to the foreign operations resulted in a $1.3 million reduction in the restructuring charges. During the year ended December 31, 2006, the Company negotiated reductions of the contractual obligations related to the foreign operations resulting in a $218,000 reduction in the restructuring charges.

A summary of activity related to the fourth quarter 2001 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset	Contractual
	Benefits	Charges	Write-offs	Obligations	Total

Initial restructuring charge	$6,364	$12,782	$10,917	$5,733	$35,796
Cash paid	(3,511)	(137)	—	(141)	(3,789)
Non-cash charges	—	—	(10,917)	—	(10,917)

Restructuring accrual at December 31, 2001	2,853	12,645	—	5,592	21,090
Cash paid	(2,274)	(5,480)	—	(3,631)	(11,385)
Change in estimates	(396)	6,027	—	(798)	4,833
Non-cash charges	—	488	—	—	488
Sale of a subsidiary	(156)	—	—	—	(156)

Restructuring accrual at December 31, 2002	27	13,680	—	1,163	14,870
Cash paid	(6)	(4,970)	—	(576)	(5,552)
Change in estimates	(10)	1,290	—	(203)	1,077

Restructuring accrual at December 31, 2003	11	10,000	—	384	10,395
Cash paid	(5)	(3,966)	—	(11)	(3,982)
Change in estimates	—	987	—	28	1,015

Restructuring accrual at December 31, 2004	6	7,021	—	401	7,428
Cash paid	—	(3,260)	—	(8)	(3,268)
Change in estimates	(6)	(1,172)	—	(148)	(1,326)

Restructuring accrual at December 31, 2005	—	2,589	—	245	2,834
Cash paid	—	(2,544)	—	(20)	(2,564)
Change in estimates	—	(22)	—	(196)	(218)

Restructuring accrual at December 31, 2006	$—	$23	$—	$29	$52

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with this restructuring and integration plan, the Company recorded a charge of $2.3 million in the first quarter of 2002, which was included in restructuring charges in the consolidated statement of operations. This charge consists of the employee termination benefits of $1.7 million and facility closure charges of approximately $600,000. In the third quarter of 2002, the Company evaluated its original estimates and concluded it must increase its charge for lease obligations by $1.6 million because of a decline in market rates and reduce its estimate for employee termination pay by $242,000. In the fourth quarter of 2003, the Company reduced its estimate for employee termination by $14,000 and increased its charge for lease obligations and related charges by $46,000 as a result of changes in exchange rates. During the year ended December 31, 2004, the Company increased its charge for lease obligations and related charges by $372,000 as a result of changes in exchange rates. During the year ended December 31, 2005, the Company increased its charge for lease obligation and related charges by $29,000 as a result of changes in exchange rates. During the year ended December 31, 2006, the Company bought out the remaining term of the lease obligation resulting in a $60,000 reduction in restructuring charges.

A summary of activity related to the first quarter 2002 restructuring charge is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Asset
	Benefits	Charges	Write-offs	Total

Initial restructuring charge	$1,720	$309	$260	$2,289
Non-cash charges	—	—	(260)	(260)
Cash paid	(1,452)	(187)	—	(1,639)
Change in estimates	(242)	1,584	—	1,342

Restructuring accrual at December 31, 2002	26	1,706	—	1,732
Cash paid	(12)	(387)	—	(399)
Change in estimates	(14)	46	—	32

Restructuring accrual at December 31, 2003	—	1,365	—	1,365
Cash paid	—	(386)	—	(386)
Change in estimates	—	372	—	372

Restructuring accrual at December 31, 2004	—	1,351	—	1,351
Cash paid	—	(414)	—	(414)
Change in estimates	—	29	—	29

Restructuring accrual at December 31, 2005	—	966	—	966
Cash paid	—	(881)	—	(881)
Change in estimates	—	(60)	—	(60)

Restructuring accrual at December 31, 2006	$—	$25	$—	$25

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments and marketable equity securities at December 31, 2006 and 2005 (in thousands):

	Book	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value

December 31, 2006
Corporate bonds	$58,550	$—	$—	$58,550
Municipal bonds	84,425	—	—	84,425

Total short term investments	$142,975	$—	$—	$142,975

December 31, 2005
Money market funds	$7,150	$—	$—	$7,150
Municipal bonds	131,900	—	—	131,900

Total short term investments	$139,050	$—	$—	$139,050

The contractual maturities of available-for-sale debt securities at December 31, 2006 and 2005 were less than 60 days. Although the auction rate securities are reset every thirty to sixty days, the contractual maturities of the underlying available-for-sale debt securities at December 31, 2006 and 2005 were greater than one year.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2006	2005

Computer software and equipment	$56,063	$44,562
Furniture, fixtures and office equipment	4,358	4,264
Leasehold improvements	10,599	6,607
Machinery and equipment	2,389	1,380
Construction in progress	3,658	4,061

	77,067	60,874
Less: accumulated depreciation	(47,822)	(40,157)

	$29,245	$20,717

Depreciation expense, excluding discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was $10.5 million, $7.5 million and $7.9 million, respectively. Computer software and equipment above includes $9.4 million and $5.5 million of assets purchased under capital leases at December 31, 2006 and 2005, respectively. Amortization expense associated with assets purchased under capital leases for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $1.3 million, and $926,000, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

Goodwill increased by $4.4 million for the year ended December 31, 2006 due to the purchase of certain assets and liabilities of Moving.com, Inc. Goodwill by segment as of December 31, 2006 and 2005 is as follows (in thousands):

	As of December 31,
	2006	2005

Real Estate Services	$12,988	$12,988
Move-Related Services	10,889	6,514

Total	$23,877	$19,502

The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.3 million of trade name and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no expected residual values related to these intangible assets (in thousands):

	As of December 31,
	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, and brand names	$22,046	$8,184	$19,746	$6,902
Purchased technology	10,499	9,265	9,099	9,099
NAR® operating agreement	1,578	751	1,578	601
Customer lists and relationships	1,041	865	786	732
Other	6,340	5,724	5,515	5,126

Total	$41,504	$24,789	$36,724	$22,460

Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2006, 2005 and 2004 was $2.3 million, $3.6 million and $7.9 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2007	$1,990
2008	1,963
2009	1,687
2010	1,620
2011	1,617

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Current Assets

Other current assets consist of the following (in thousands):

	As of December 31,
	2006	2005

Receivable from sale of equity securities	$15,743	$—
Prepaid commissions	7,849	7,139
Cash surrender value of life insurance policies	5,218	5,218
Other	5,658	7,128

	$34,468	$19,485

9.	Accrued Expenses

Accrued expenses, current, consist of the following (in thousands):

	As of December 31,
	2006	2005

Accrued payroll and related benefits	$12,310	$16,060
Accrued professional fees	1,429	9,140
Accrued restructuring charges	77	3,264
Other	12,922	12,415

	$26,738	$40,879

10.	Related-party Transactions

As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement was approximately $1.4 million, $1.7 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Segment Information

Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, the Company revised its business segments to align with the way it is approaching the market: Real Estate Services for those products and services offered to industry professionals trying to reach consumers and manage their relationships with them and Move-Related Services for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

The listing enhancement product within the Real Estate Services segment represented approximately 25%, 22%, and 19% of the overall revenue for fiscal years 2006, 2005 and 2004, respectively. The Featured Homes product within the Real Estate Services segment represented 11% of the overall revenue for fiscal year 2006. The Welcome Wagon gift book within the Move-Related Services segment represented approximately 11%, 12% and 14% of the overall revenue for fiscal years 2006, 2005 and 2004, respectively.

Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	For the Year Ended December 31, 2006
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$208,339	$82,045	$—	$290,384
Cost of revenue	33,323	28,840	3,156	65,319

Gross profit (loss)	175,016	53,205	(3,156)	225,065
Sales and marketing	69,915	36,461	3,887	110,263
Product and web site development	25,083	4,595	4,229	33,907
General and administrative	30,113	15,881	35,274	81,268
Amortization of intangible assets	—	—	2,331	2,331
Restructuring charges	—	—	(278)	(278)

Total operating expenses	125,111	56,937	45,443	227,491

Income (loss) from operations	$49,905	$(3,732)	$(48,599)	$(2,426)

	For the Year Ended December 31, 2005
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$181,324	$71,298	$—	$252,622
Cost of revenue	27,902	26,346	1,940	56,188

Gross profit (loss)	153,422	44,952	(1,940)	196,434
Sales and marketing	60,125	29,644	1,302	91,071
Product and web site development	15,922	3,755	2,382	22,059
General and administrative	22,750	12,832	46,963	82,545
Amortization of intangible assets	—	—	3,624	3,624
Litigation settlement	—	—	1,750	1,750
Restructuring charges	—	—	(1,331)	(1,331)

Total operating expenses	98,797	46,231	54,690	199,718

Income (loss) from operations	$54,625	$(1,279)	$(56,630)	$(3,284)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2004
	Real Estate	Move-Related
	Services	Services	Unallocated	Total

Revenue	$148,359	$68,501	$—	$216,860
Cost of revenue	28,213	21,784	832	50,829

Gross profit (loss)	120,146	46,717	(832)	166,031
Sales and marketing	59,039	28,637	712	88,388
Product and web site development	13,425	1,936	1	15,362
General and administrative	21,033	12,373	35,036	68,442
Amortization of intangible assets	—	—	7,894	7,894
Litigation settlement	—	—	2,168	2,168
Restructuring charges	—	—	1,316	1,316

Total operating expenses	93,497	42,946	47,127	183,570

Income (loss) from operations	$26,649	$3,771	$(47,959)	$(17,539)

12.	Stock Plans

Option Plans

In general, options granted by the Company vest over a four year period and are granted at fair market value at the date of grant. The life of an option grant cannot exceed ten years. In January 1999, the Board of Directors adopted, and in March 1999 the Company’s stockholders approved, the 1999 Equity Incentive Plan (“1999 Plan”) to replace a pre-existing stock option plan (“1996 Plan”). The 1999 Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The initial number of shares of common stock reserved for issuance under the 1999 Plan was 10,000,000. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”). The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,937,250, 6,713,966 and 6,608,957 shares in January 2007, 2006 and 2005, respectively. Pursuant to the terms of the plan, no person is eligible to receive more than 2 million shares in any calendar year under the plan.

In connection with acquisitions prior to 2002, the Company assumed options of 5,400,000. Options outstanding as of December 31, 2006 pursuant to compensation plans assumed in connection with prior acquisitions were 100,214 and the weighted average exercise price of those option shares is $22.41.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the option plans for the years ended December 31, 2006, 2005 and 2004 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2003	22,549	$0.30 to 89.25	$2.87
Granted	8,459	2.18 to 4.88	3.37
Exercised	(1,739)	0.30 to 3.00	1.39
Cancelled	(1,356)	0.30 to 89.25	5.40

Outstanding at December 31, 2004	27,913	0.30 to 89.25	2.99
Granted	7,031	1.95 to 5.10	2.31
Exercised	(1,962)	0.30 to 4.80	1.84
Cancelled	(767)	0.30 to 69.63	5.86

Outstanding at December 31, 2005	32,215	0.30 to 89.25	2.84
Granted	6,274	4.40 to 6.45	5.13
Exercised	(4,612)	0.30 to 4.80	1.39
Cancelled	(2,264)	0.30 to 89.25	5.60

Outstanding at December 31, 2006	31,613	$0.30 to 89.25	$3.30

Common stock available for future grants as of December 31, 2006 was 11.9 million shares, but increased on January 1, 2007 to 18.9 million shares.

Additional information with respect to the outstanding options at December 31, 2006 is as follows (shares in thousands):

		Options
		Outstanding
		Weighted Average	Weighted	Options Exercisable
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30 to 1.72	1,159	5.79	$0.97	1,126	$0.97
1.76	10,416	5.06	1.76	10,416	1.76
1.95 to 2.07	1,018	8.44	1.95	357	1.96
2.16	4,300	8.21	2.16	1,875	2.16
2.18 to 3.24	3,467	6.97	2.46	2,266	2.47
3.49 to 4.09	3,446	7.35	4.02	1,718	3.99
4.17 to 4.80	3,193	8.94	4.64	837	4.49
4.88 to 5.48	3,208	9.54	5.10	340	4.92
5.51 to 72.13	1,401	6.78	14.06	692	22.25
89.25	5	3.09	89.25	5	89.25

$0.30 to $89.25	31,613	7.01	$3.30	19,632	$2.95

The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.69, $1.87 and $2.80, respectively. The total number of shares exercisable was 19.6 million, 19.8 million and 14.3 million at December 31, 2006, 2005 and 2004, respectively. The weighted average exercise price at those dates was $2.95, $2.91 and $3.25, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2006, the Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

During the years ended December 31, 2006, 2005 and 2004, the Company issued 109,500, 105,450, and 77,250 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. These shares will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was $522,000, $219,000, and $367,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is being recognized over their respective vesting period. There were 292,200, 619,288 and 513,838 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of December 31, 2006, 2005 and 2004, respectively.

Prior to the adoption of SFAS 123R, the intrinsic value of restricted stock awards granted to the Company’s Board of Directors was recorded as deferred compensation. Upon adoption of SFAS 123R on January 1, 2006, the deferred compensation balance of approximately $351,000 was reclassified to additional-paid-in-capital.

During the years ended December 31, 2005 and 2004, the Company issued 115,740 and 70,922 restricted shares to the chief executive officer for compensation resulting in charges of $250,000 and $300,000 for the years ended December 31, 2005 and 2004, respectively. These shares will vest on the third anniversary of their issuance. There were 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer as of December 31, 2006 and 2005.

During the year ended December 31, 2006, the Board of Directors awarded a total of 5,145,000 performance-based restricted stock units to certain of the Company’s executive officers. Based on the terms of the awards, the officers may earn shares of the Company’s stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ended December 31, 2008. As of December 31, 2006, two of the executive officers surrendered 505,000 shares of restricted stock units. The fair value of the remaining restricted stock units on the grant date was $22.6 million and will be amortized over the service period. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance period. This assumption will be reviewed each reporting period and the total value of the awards may be adjusted accordingly. The total costs amortized as of December 31, 2006 associated with these restricted stock units was $4.0 million, which is included in the total stock based compensation detailed below.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Year Ended
December 31, 2006

Risk-free interest rates	4.35 – 5.33%
Expected term (in years)	6.06
Dividend yield	0%
Expected volatility	80%

During the year ended December 31, 2006, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates its uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $846,000, which reduced non-cash compensation expense for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company accelerated the vesting of stock options of three employees upon their termination of employment with the Company. As a result of this modification, the Company recorded additional compensation expense of $498,000.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations, income before taxes and net income for the year ended December 31, 2006 was $11.4 million lower, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2006 was $0.08 and $0.07 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2006	2005	2004

Cost of revenue	$221	$—	$—
Sales and marketing	1,977	291	301
Product and web site development	1,471	—	—
General and administrative	12,006	824	518

Total	$15,675	$1,115	$819

Stock-based compensation and charges for the years ended December 31, 2006, 2005 and 2004 include $0.3 million related to vendor agreements with the remainder related to employee-based stock option and restricted stock unit charges.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans for the years ended December 31, 2005 and 2004, respectively. For the purposes of this pro forma disclosure, the grant-date fair value of the Company’s stock options was estimated using a Black-Scholes option-pricing model and amortized over the stock-options’ vesting periods (in thousands, except per share amounts).

	For the Year Ended
	December 31,
	2005	2004

Net income (loss) applicable to common stockholders:
As reported	$137	$(7,886)
Add: Stock-based employee compensation charges included in reported net income (loss)(1)	550	300
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(17,429)	(15,747)

Pro forma net loss	$(16,742)	$(23,333)

Net loss per share — basic and diluted:
As reported	$(0.00)	$(0.06)

Pro forma	$(0.11)	$(0.17)

(1)	Represents restricted stock compensation expense.

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following weighted-average assumptions:

	For the Year Ended
	December 31,
	2005	2004

Risk-free interest rates	4%	3%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	124%	130%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $3.69 per share. The total intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 was $19.1 million, $4.1 million and $4.8 million, respectively. The intrinsic value of options currently exercisable as of December 31, 2006 is $62.3 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested options as of and for the year ended December 31, 2006 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price

Non-vested options at December 31, 2005	12,429	$2.72
Granted	6,274	5.13
Vested	(4,738)	2.71
Forfeited	(1,985)	3.15

Non-vested options at December 31, 2006	11,980	$3.91

As of December 31, 2006, there was $31.6 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.9 years.

13.	Warrants

During the year ended December 31, 2000, the Company issued a warrant to purchase 40,000 shares at $88.12 as part of a consumer web site operating agreement with the Manufactured Homes Institute (“MHI”) wherein the Company would be the exclusive provider of web sites, home pages, electronic mail and similar Internet related products and services to MHI members and MHI would provide the Company with joint marketing activities and access to member lists and other materials. The Company recorded a prepaid asset of approximately $2.7 million and has a remaining balance of $820,000 as of December 31, 2006 and $1.1 million as of December 31, 2005. The Company recognized $0.3 million in stock-based charges for the years ending December 31, 2006, 2005 and 2004 in connection with the issuance of the warrant.

14.	Series B Convertible Preferred Stock

On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During the years ended December 31, 2006 and 2005, the Company recorded accretion on the issuance costs of approximately $1.3 million and $99,000, respectively. The Company determined that the fair value of the Embedded Derivative as of December 31, 2006 and 2005 was $2.1 million and $3.1 million, respectively, and is included in other non-current liabilities. As a result of the reduction in fair value of the embedded derivative during the year ended December 31, 2006, the Company recognized other income of $1.0 million.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2006, if all shares of Series B Preferred Stock were converted they would represent approximately 14% of the Company’s outstanding common stock. The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.

In the event of a change of control, the Company will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 100% of the liquidation preference (or, if such change of control occurs after the six month anniversary of the issuance, 101% of the liquidation preference). If a change of control occurs within five years after the issuance of the Series B Preferred Stock, and the price per share of common stock in such change of control is less than $7.98, then the Company will be required to issue additional shares of Series B Preferred Stock, or in certain instances cash, in an amount equal to the regular dividends such shares would have received from the date of repurchase following the change of control until the fifth anniversary of the issuance of the shares. In no event would the Company be obligated to issue Series B Preferred Shares or cash equating to more than three years of dividends.

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

The Stockholders Agreement dated November 29, 2005 between the Company and Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (“Stockholders Agreement”) requires the consent of the holders of the Series B Preferred Stock before the Company may engage in the following: (i) incurrence of certain additional indebtedness; (ii) certain divestitures, acquisitions or other business reorganizations; (iii) filing for bankruptcy protection; (iv) transactions with affiliates in excess of $100,000; and (v) payment of any dividend on, or the redemption or repurchase of, common stock in aggregate amounts of $10 million or more. The Stockholders Agreement also provides the Purchasers with certain rights to register shares of common stock upon conversion of the Series B Preferred Stock. The Purchasers are entitled to three demand registration rights, which may include shelf registration beginning two years from date of issuance, subject to certain dollar and share number thresholds. The Purchasers are also entitled to piggyback registration rights.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)

Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311

Net convertible preferred stock at December 31, 2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4

Net convertible preferred stock at December 31, 2006	$96,212

15.	Capitalization

At December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. At December 31, 2006 and December 31, 2005, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

Redemption — Upon the earlier to occur of (i) termination of that certain operating agreement dated November 26, 1996, as the same may be amended from time to time (the “operating agreement”), or (ii) NAR ceases to own at least 149,778 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, between NAR, and subsidiaries of the Company, or the Trademark License dated as of November 26, 1996, by and between NAR

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Company, at any time thereafter the Company may, at the option of the Board, redeem the Series A Preferred Stock. The redemption price for each share of Series A Preferred Stock shall be $1.00 per share.

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

Also in July 2004, pursuant to the settlement of a lawsuit brought by certain former owners and directors of iPlace, the Company issued 177,631 shares of its common stock and paid $700,000 in cash. As a result of this settlement, the Company recorded a litigation settlement charge of approximately $1.4 million in the year ended December 31, 2004.

In July 2005, pursuant to an amendment to its operating agreement with the National Association of Homebuilders (NAHB), the Company issued 150,000 shares of its common stock to the NAHB. As a result of this amendment and subsequent stock issuance, the Company satisfied an existing obligation to the NAHB and recorded additional royalty expense of $101,000 in the year ended December 31, 2005.

The Company recognized $0.3 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2006, 2005 and 2004.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Income (loss) from continuing operations	$22,105	$(310)	$(14,501)
Gain on disposition of discontinued operations	—	855	7,294
Loss from discontinued operations	—	—	(679)

Net income (loss)	22,105	545	(7,886)
Convertible preferred stock dividends and related accretion	4,859	408	—

Net income (loss) applicable to common stockholders	$17,246	$137	$(7,886)

Denominator:
Basic weighted average shares outstanding	151,170	147,175	136,518
Dilutive effect of options, warrants and restricted stock	12,224	11,489	—
Dilutive effect of assumed conversion of convertible preferred stock	—	23,884	—

Fully diluted weighted average shares outstanding	163,394	182,548	136,518

Basic income (loss) applicable to common stockholders:
Continuing operations	$0.11	$(0.01)	$(0.11)
Discontinued operations	—	0.01	0.05

Net income (loss)	$0.11	$0.00	$(0.06)

Diluted income (loss) applicable to common stockholders:
Continuing operations	$0.11	$(0.00)	$(0.11)
Discontinued operations	—	0.00	0.05

Net income (loss)	$0.11	$0.00	$(0.06)

Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 27,235,665, 6,568,656 and 28,204,581 for the years ended December 31, 2006, 2005, and 2004, respectively.

17.	Supplemental Cash Flow Information

During the year ended December 31, 2006:

•	The Company paid $303,000 in interest.

•	The Company issued 109,500 shares of restricted common stock to certain members of its Board of Directors. These shares vest in three years. The charge associated with these shares was $522,000 and is being recognized over the three-year vesting period.

•	The Company issued $3.6 million in additional Series B Preferred Stock as in-kind dividends.

•	The Company funded $5.8 million of capital expenditures through capital lease financing arrangements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005:

•	The Company paid $75,000 in interest.

•	The Company issued 150,000 shares of stock to settle contractual obligations of $318,000.

•	The Company issued $311,000 in additional Series B Preferred Stock as in-kind dividends.

•	The Company issued 115,740 shares of restricted common stock to its Chief Executive Officer. These shares vest over three years. The expense associated with these shares was $250,000 and was recognized in 2005.

•	The Company issued 105,450 shares of restricted common stock to certain members of its Board of Directors. Theses shares vest in three years. The charge associated with these shares was $219,000 and is being recognized over the three-year vesting period.

•	The Company excluded $1.8 million of capital expenditures and associated accounts payable recorded at the end of December 2005 as these purchases were subsequently funded through capital lease financing arrangements in January 2006.

During the year ended December 31, 2004:

•	The Company paid $62,000 in interest.

•	The Company sold two of its business units generating net proceeds of $9.5 million and a gain on sale of $7.3 million.

•	The Company sold its Welcome Wagon® office building generating net proceeds of $6.3 million and a gain on sale of $1.4 million.

•	The Company issued 20 million shares of stock and paid $3.0 million in settlement of the Securities Class Action lawsuit that had previously been accrued at $53.6 million.

•	The Company issued 200,000 shares of stock and paid $150,000 in settlement of the derivative litigation suit which had previously been accrued at $710,000.

•	The Company issued 2.3 million shares of stock in settlement of the Top Producer® litigation resulting in an additional charge of $793,000 against an existing accrual of $7.9 million.

•	The Company granted 70,922 shares of restricted common stock to its Chief Executive Officer. These shares vest in three years. The expense associated with these shares was $300,000 and was recognized in 2004.

•	The Company issued 77,250 shares of restricted common stock to certain members of its Board of Directors. These shares vest in three years. The charge associated with these shares was $367,000 and is being recognized over the three-year vesting period.

•	The Company funded $3.2 million of capital expenditure through capital lease financing arrangements.

18.	Defined Contribution Plan

The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.8 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Income Taxes

As a result of historical net operating losses, the Company has generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision in the amount of $134,000 was recorded during the year ended December 31, 2006 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life.

The components of the deferred tax assets and related valuation allowance at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$338,543	$370,174
Deferred expenses	7,285	11,230
Impairment charges	1,864	6,232
Amortization of acquired intangible assets	3,901	11,098
Other	6,317	710

	357,910	399,444
Less: valuation allowance	(357,910)	(399,444)

Net deferred tax assets	—	—
Deferred tax liabilities:
Amortization of acquired intangible assets	134	—

Net deferred tax liability	$134	$—

Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The valuation reserve for net deferred taxes was decreased by approximately $41.5 million primarily as a result of the decrease to the deferred tax asset relating to acquired net operating loss carryforwards, the amount of valuation used to offset current year book income and permanent items, an adjustment of other deferred tax assets and an adjustment to the Company’s state net operating loss carryforwards.

Included in the deferred tax assets are net operating losses from acquired entities. To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill.

The difference between the statutory tax rate and the effective tax rate is due to permanent differences, a valuation reserve placed against the Company’s deferred tax assets, and the establishment of a deferred tax liability

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on long lived acquired intangibles. The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	Year Ended December 31, 2006
	Amount	Tax Rate

Statutory rate applied to income before income taxes	$6,352	34%
State taxes, net of federal tax benefit	1,434	8%
Permanent items	3,127	17%
Foreign tax rate differences	(17)	(0)%
Change in indefinite lived intangibles	134	1%
Change in valuation allowance	(10,896)	(59)%

Total tax provision	$134	1%

At December 31, 2006 and 2005, the Company had gross net operating loss carryforwards for federal and foreign income tax purposes of approximately $942.0 million and $1,012.6 million, respectively, which begin to expire in 2008. At December 31, 2006 and 2005, the Company had gross net operating loss carryforwards for state income tax purposes of approximately $465.1 million and $500.6 million, respectively, which begin to expire in 2007. The state gross net operating loss carryforward was adjusted downward as a result of having reassessed the Company’s statutory tax rate. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws.

At December 31, 2006 and 2005, the gross net operating loss carryforwards for federal and foreign income tax purposes included approximately $2.9 million and $1.5 million of Canadian gross net operating losses, respectively.

At December 31, 2005, the gross deferred tax asset included approximately $0.4 million related to warrants.

20.	Settlements of Disputes and Litigation

Settlement of Securities Class Action Lawsuit and Potential Obligations

Beginning in December 2001, numerous separate complaints purporting to be class actions were filed in various jurisdictions alleging that the Company and certain of its current and former officers and directors violated certain provisions of the Securities Exchange Act of 1934. In March 2002, the California State Teachers’ Retirement System was named lead plaintiff (the “Plaintiff”), and the complaints were consolidated in the United States District Court, Central District of California (“District Court”). In November 2002, the Plaintiff filed a first amended consolidated class action complaint (“Securities Class Action Lawsuit”). In August 2003, the Company entered into a settlement agreement with the Plaintiff to resolve all outstanding claims against the Company in the Securities Class Action Lawsuit.

In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice several defendants, including Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation). On June 30, 2006, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) affirmed the dismissals, but remanded the case to the District Court to determine whether it would be possible for the Plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. The Plaintiff filed a motion for leave to file a second amended complaint naming several defendants including Avis. On December 19, 2006, the District Court issued an order denying Plaintiff’s motion to file an amended complaint naming Avis among the defendants. On January 18, 2007, the Plaintiff filed a notice of appeal of the District Court’s order with the Ninth Circuit. If Avis is ultimately found liable or settles the claims against it in the Securities Class Action Lawsuit, Avis will likely seek indemnification, contribution or similar relief from the Company up to the amount for which it is held liable or for which it settles. However, in March 2004, as part of the Company’s

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement of the Securities Class Action Lawsuit, the District Court issued an order approving the settlement and barring claims by third parties against the Company for indemnification, contribution and similar relief with respect to liability such third parties may have in the Securities Class Action Lawsuit.

The March 2004 order may preclude Avis from seeking indemnification, contribution or similar relief from the Company in the event Avis is found liable or settles claims against it in the Securities Class Action Lawsuit. However, the Company has been advised by counsel that the law is unclear on whether Avis would be so precluded. Therefore, the Company would likely incur significant expenses in defending such an action by Avis and could ultimately be found liable to Avis or settle with Avis, notwithstanding the bar order. Such expenses, liability or settlement could have a material adverse effect on the Company’s results of operations and financial position.

In addition, if Avis is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if its dismissal as a defendant is reversed on appeal), the Company has agreed to pay or otherwise provide to Avis the amount of money and/or other consideration that Avis would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Avis been a class member and Avis’ proof of claim in respect of its shares had been accepted in full. At this time, Avis is still a member of the class and has not been excluded, but is one of the members of the class whose dismissal as a defendant is pending appeal. As such, Avis has not yet received any cash or shares of stock the Company paid in the settlement. The Company estimates that Avis could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from the Company should Avis be prevented from participating in the settlement.

Insurance Coverage Litigation

Between September 2002 and November 2002, Genesis Insurance Company (“Genesis”), Federal Insurance Company (“Federal”), Clarendon National Insurance Company (“Clarendon”), Royal Indemnity Company (“Royal”) and TIG Insurance Company of Michigan (“TIG”) sent the Company notices of rescission of the officers and directors liability policies issued to the Company for the period of August 4, 2001 through August 4, 2002 and subsequently filed complaints to judicially confirm the rescissions. The courts granted motions for summary judgments declaring that the directors and officers liability policies were rescinded as to all insureds. The Company initiated appeals from such judgments; however, in March 2006 those judgments were affirmed by the appellate courts. The Company does not intend to pursue any further appeals. The Company received premium refunds of $1.2 million from the insurance carriers which are included in general and administrative expenses for the year ended December 31, 2006.

Settlement and Resolution of Other Litigation

In July 2005, Stuart Wolff (“Wolff”), the Company’s former chairman and chief executive officer, filed a suit against the Company in the Delaware Chancery Court in New Castle County. The complaint sought advancement of expenses (including attorneys’ fees) purportedly incurred and to be incurred by Wolff in connection with the SEC and the United States Department of Justice (“DOJ”) investigations and certain civil actions filed against Wolff. Effective September 28, 2005, the Company entered into a settlement agreement to reimburse Wolff $11.0 million for expenses incurred in his defense. The Company has no further financial obligations to Wolff. The Company recorded legal costs associated with Wolff of approximately $8.0 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively, which have been reflected in general and administrative expense.

In October 2003, Peter Tafeen (“Tafeen”), a former officer of the Company, filed suit in the Delaware Chancery Court in New Castle County asserting a claim for advancement of fees in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Effective February 22, 2006, the Company entered into a settlement agreement to reimburse Tafeen $11.85 million for expenses incurred in his defense. The Company has no further financial obligations to Tafeen. The Company recorded legal costs associated with Tafeen of approximately $4.1 million and $7.75 million

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the years ended December 31, 2005 and 2004, respectively, which have been reflected in general and administrative expense.

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

In April 2004, the U.S. Department of Labor Wage and Hour Division (the “DOL”), commenced a preliminary investigation into the Company’s compliance with the Fair Labor Standards Act with regard to job classifications. The DOL and the Company entered into a settlement on September 30, 2004 in connection with the DOL’s investigation pursuant to which the Company, without admitting liability, agreed to (1) convert its account executives to “non-exempt” classifications effective October 11, 2004; and (2) make payments of approximately $1.4 million to 434 current and former account executives for past overtime compensation under Federal law. These payments were made in October 2004 and have been reflected in sales and marketing expense in the year ended December 31, 2004.

In September 2004, Elizabeth Hathaway (“Hathaway”) filed a class action lawsuit in Los Angeles Superior Court on behalf of herself and all current and former account executives employed by the Company, alleging that the Company misclassified account executives as exempt from overtime wage requirements in violation of California law. Hathaway sought back wages, interest and attorneys’ fees. On March 11, 2005, Hathaway and the Company reached a settlement for $1.4 million which was reflected in sales and marketing expense in the year ended December 31, 2005. Settlement funds for settling class members were transferred to a trust on October 11, 2005, and distribution of the settlement proceeds took place in December 2005.

In June 2004, the Company entered into an agreement providing for the settlement of three lawsuits brought against it by certain former shareholders of Top Producer® in connection with the acquisition of Top Producer in May 2000. Pursuant to this settlement, in July 2004, the Company (i) issued 2,097,984 shares of common stock in satisfaction of the remaining installments of the Company’s purchase price of Top Producer that were due in 2003, 2004 and 2005, (ii) issued 151,064 shares of common stock and paid $104,000 in cash in satisfaction of non-competition payments due to the former president of Top Producer, and (iii) issued an additional 75,988 shares of common stock in settlement of the various claims. Issuance of the shares was exempt from registration under Section 3(a)(10) of the Securities Act of 1933. As a result of the acceleration of the remaining installments of the purchase price and the issuance of additional stock to settle this dispute, the Company recorded a litigation settlement charge of $793,000 in the year ended December 31, 2004.

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

21.	Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2008. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses and increases in the Consumer Price Index. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these capital lease obligations. Future minimum lease payments under these capital and operating leases as of December 31, 2006 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2007	$2,129	$6,648
2008	1,983	2,100
2009	277	1,106
2010	—	1,091
2011 and thereafter	—	4,480

Total	$4,389	$15,425

Less: Amount representing interest	(318)

Net capital leases	4,071
Less: Current portion	(1,904)

Long-term capital leases	$2,167

Rental expense for the Company for operating leases was $6.0 million, $5.7 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The contractual provisions of two of the Company’s facilities lease commitments required that the Company collateralize the obligation with outstanding letters of credit, resulting in $4.3 million classified as restricted cash at December 31, 2006.

Distribution and Web Services Agreements

The Company has entered into various web portal distribution and preferred alliance agreements which require the Company to make $7.7 million in scheduled payments through 2007. The Company has entered into various web services agreements which require the Company to make $420,000 of scheduled payments through 2007.

Other Commitments

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

Year Ending December 31,

2007	$1,590
2008	1,590
2009	1,590
2010	1,590
2011	1,590

Total	$7,950

Commitments for the purchase of property, plant and equipment, software licenses and other consulting services were approximately $1.3 million as of December 31, 2006.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

See Note 20, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” for contingencies related to the settlement of the Securities Class Action Lawsuit.

In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and NAHB’s HomeBuilder.com web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren action were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case.

In July 2005, the Company received a demand from David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification for expenses (including attorneys’ fees) purportedly incurred by Rosenblatt in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt, including indemnification of a settlement payment of $195,000 Rosenblatt has agreed to make in connection with his settlement of the claims brought against him in the Securities Class Action Lawsuit. The Company has advanced expenses of $692,170 as of December 31, 2006. The Company is unable to determine what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.

In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit, filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, plaintiffs filed a second amended complaint. In the second amended complaint, two of the three former shareholders, Myers and Koehmsted who opted out of the Securities Class Action Lawsuit, allege claims against the Company for vicarious liability for fraud allegedly committed by Messrs. Wolff and Tafeen, two of the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs seek restitution, recissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. The Company has filed an answer to the second amended complaint. Although most discovery in the case was stayed pending the criminal trial of the Company’s former chief executive officer who is a co-defendant in the case, following his conviction in June 2006, discovery has resumed. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.

In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that the Company and NAR infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. The Company is defending both itself and NAR. On January 26, 2006, the Company and NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that the Company and NAR infringed on these patents and alleging that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by the Company and NAR. On May 31, 2006, the case was consolidated with another action brought by CIVIX against Orbitz, LLC, Yellowpages.com and Travelocity.com, Inc. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

In December 2006, Scott C. Harris and Memory Control Enterprise, LLC (“MCE”) filed suit against the Company, Classified Ventures, LLC and Eastman Kodak Company in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that MCE is the exclusive licensee of U.S. Patent 6,704,791, and that the Company infringes this patent by facilitating thick and thin communication of three dimensional rotation of objects through the Company’s web sites, and by controlling and connecting its web sites to third parties who carry out some steps of the infringement. MCE requests an unspecified amount of damages, as well as interest, attorney fees and costs, and an injunction. The Company intends to vigorously defend this action. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

The FTC action against Experian has now been resolved by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003. The Company is unable to determine at this time the amount which the Company may be obligated to pay Experian under our indemnity obligations in connection with the FTC matter, or any other matter.

Civil actions for which Experian demanded indemnification from the Company continue. Because those cases are continuing, the amounts to be paid by Experian arising from these actions for which Experian may seek indemnity from the Company cannot be reasonably estimated.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, but those amounts have not yet been substantiated, allocated or reduced by offsets that the Company may be entitled to under the indemnification agreement. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. The Company anticipates that Experian may seek to recover from the Company an amount in excess of the Indemnity Escrow amount, which was $7.9 million on December 31, 2006. In the opinion of the Company, the costs associated with its indemnification obligations cannot be reasonably estimated.

Contingencies

From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, the Company is not a party to any other litigation or administrative proceedings that management believes would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

22.	Subsequent Events (unaudited)

Stock Plans

In January 2007, in accordance with plan provisions, the number of shares reserved for issuance under the SIP was increased by an additional 6,937,250 shares.

23.	Quarterly Financial Data (unaudited)

Provided below is the selected unaudited quarterly financial data for 2006 and 2005:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share amounts)

Revenue	$68,979	$73,891	$75,672	$71,842	$56,456	$63,253	$66,338	$66,575
Gross profit	52,573	57,444	58,705	56,343	43,555	49,714	52,437	50,728
Income (loss) from continuing operations	(1,159)	2,597	2,169	18,632	(395)	3,320	1,945	(5,180)
Income (loss) from discontinued operations	—	—	—	—	—	—	—	855

Net income (loss)	(1,159)	2,597	2,169	18,498	(395)	3,320	1,945	(4,325)
Convertible preferred stock dividends and related accretion	(1,174)	(1,181)	(1,189)	(1,315)	—	—	—	(408)

Net income (loss) applicable to common stockholders	$(2,333)	$1,416	$980	$17,183	$(395)	$3,320	$1,945	$(4,733)

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.02)	$0.01	$0.01	$0.11	$(0.00)	$0.02	$0.01	$(0.04)
Discontinued operations	—	—	—	—	—	—	—	0.01

Net income (loss)	$(0.02)	$0.01	$0.01	$0.11	$(0.00)	$0.02	$0.01	$(0.03)

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.02)	$0.01	$0.01	$0.10	$(0.00)	$0.02	$0.01	$(0.04)
Discontinued operations	—	—	—	—	—	—	—	0.01

Net income (loss)	$(0.02)	$0.01	$0.01	$0.10	$(0.00)	$0.02	$0.01	$(0.03)

In the first, second and third quarters of 2006, and in the fourth quarter of 2005, the amounts reported as “Dividends on convertible preferred stock” omitted the related accretion of the discount that was derived from the

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of the convertible preferred stock. The reported results for each of those quarters have been revised to reflect both the accretion and the dividends in arriving at “Net income (loss) applicable to common stockholders.” As a result of the revision, additional expense of $296,000 in each of the first three quarters of 2006, and $97,000 for the fourth quarter of 2005, is reflected in the line “Convertible preferred stock dividends and related accretion.”

As a result of these changes, basic and diluted loss per share attributable to common stockholders in the first quarter of 2006 decreased by $0.01 from $(0.01) to $(0.02). In the six months ended June 30, 2006, both the basic and diluted income (loss) per share decreased by $0.01 from $0.00 to $(0.01) and basic income (loss) per share for the nine months ended September 30, 2006 decreased $(0.01) per share from $0.01 to $0.00.

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

There were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Move, Inc. (“Move” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Move’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/ W. MICHAEL LONG
March 1, 2007	W. Michael Long
Chief Executive Officer

/s/ LEWIS R. BELOTE, III
March 1, 2007	Lewis R. Belote, III
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing above, that Move, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Move, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of move, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Los Angeles, California
March 1, 2007

Item 9B.	Other Information

None

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Business Ethics” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 11.	Executive Compensation

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Certain Relationships and Related Transactions,” “Meetings and Committees of the Board of Directors,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 14.	Principal Accounting Fees and Services

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the caption “Fees Billed for Services Rendered by Independent Auditors,” and possibly elsewhere therein. That information is incorporated in this item by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number		Exhibit Title

2.01		Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3	.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.
3	.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02		Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.
3	.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3	.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
3.04		RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01		Form of Specimen Certificate for common stock.(2)
10	.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10	.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02		Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.03		Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04		Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05		Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.06		Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.07		Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed March 19, 2002.)
10.08		Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)

Number	Exhibit Title

10.09	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.10	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.11	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.12	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.13	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.14	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.15	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.16	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.17	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.18	1997 Stock Initiative Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.19	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)(3)
10.22	Form of Indemnity Agreement between Homestore. Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.23	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.24	2003 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.25	2005 Executive Bonus Plan of W. Michael Long. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.26	2006 Executive Bonus Plan for W. Michael Long. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.27	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.28	2003 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)

Number	Exhibit Title

10.29	2005 Executive Bonus Plan of Jack D. Dennison. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.30	2006 Executive Bonus Plan for Jack D. Dennison. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.31	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.32	2003 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.33	2005 Executive Bonus Plan of Lewis R. Belote III. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.34	2006 Executive Bonus Plan for Lewis R. Belote III. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.35	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	2003 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 31, 2003.)(3)
10.38	2005 Executive Bonus Plan of Allan P. Merrill. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.39	2006 Executive Bonus Plan for Allan P. Merrill. (Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.40	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.42	2003 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)(3)
10.43	Realtor + Top Producer 2005 Executive Bonus Plan of Allan D. Dalton. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 5, 2005.)(3)
10.44	Realtor + Top Producer 2006 Executive Bonus Plan for Allan D. Dalton. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.45	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.46	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.47	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

Number		Exhibit Title

10.48		Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49		Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10	.50.1	Distribution Agreement dated June 30, 2004 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 4, 2004.) (1)
10	.51.2	Amendment to Distribution Agreement dated as of October 29, 2005 between Registrant and America Online, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005.)(4)
10.52		Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.53		Master Distribution Agreement dated February 2, 2005 among Homestore, Inc., Homestore Sales Company, Inc. and NRT Incorporated. (Incorporated be reference to Exhibit 10.55 of our Form 10-K for the year ended December 31, 2004 filed March 11, 2005.) (1)
10.54		Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.55		Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)
10.56		Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.57		Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.58		Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.59		Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)
10.60		Letter Amendment dated March 16, 2006 to Master Distribution Agreement dated February 2, 2006 between Homestore, Inc., Move Sales, Inc. (then known as Homestore Sales Company, Inc.), and NRT Incorporated. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.) (1)
10.61		Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
14.01		Homestore, Inc. Code of Conduct and Business Ethics. (Incorporated by reference to Exhibit 14.1 to our current report on Form 8-K filed March 21, 2005.)
21.01		Subsidiaries of Move, Inc.(2)
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
24.01		Power of Attorney (included on signature pages to this report).(2)
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

Number	Exhibit Title

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: March 1, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lewis R. Belote, III and James S. Caulfield, and each one of them, his or her true and lawful attorneys-in-fact and agents each with full power of substitution, for him or her and in his or her name, place and stead, in any all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her, or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. MICHAEL LONG W. Michael Long	Chief Executive Officer and Director	March 1, 2007

Principal Financial Officer and Principal Accounting Officer:

/s/ LEWIS R. BELOTE, III Lewis R. Belote, III	Chief Financial Officer	March 1, 2007

Signature	Title	Date

Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 1, 2007

/s/ FRED D. ANDERSON Fred D. Anderson	Director	March 1, 2007

/s/ L. JOHN DOERR L. John Doerr	Director	March 1, 2007

/s/ WILLIAM E. KELVIE William E. Kelvie	Director	March 1, 2007

/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 1, 2007

/s/ GERALDINE B. LAYBOURNE Geraldine B. Laybourne	Director	March 1, 2007

/s/ ROGER B. MCNAMEE Roger B. McNamee	Director	March 1, 2007

/s/ V. PAUL UNRUH V. Paul Unruh	Director	March 1, 2007

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 1, 2007

/s/ ALAN J. YASSKY Alan J. Yassky	Director	March 1, 2007