Form 10-Q
period 2007-03-31
MOVE INC
filed 2007-05-03
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26659

Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of	95-4438337 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

30700 Russell Ranch Road
Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     At April 30, 2007, the registrant had 154,978,338 shares of its common stock outstanding.

     MoveTM , REALTOR.com®, HomeBuilder.com®, RENTNET.comTM , Top Producer®, Welcome Wagon®, and Moving.com TM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,504	$14,873
Short-term investments	158,925	142,975
Accounts receivable, net	16,303	18,279
Other current assets	13,821	34,468

Total current assets	218,553	210,595
Property and equipment, net	30,776	29,245
Goodwill, net	23,877	23,877
Intangible assets, net	16,228	16,715
Restricted cash	3,353	4,279
Other assets	1,233	1,238

Total assets	$294,020	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,708	$4,904
Accrued expenses	25,461	26,738
Obligation under capital leases	1,937	1,904
Deferred revenue	52,132	50,075

Total current liabilities	83,238	83,621

Obligation under capital leases	1,671	2,167
Other liabilities	2,027	2,497

Total liabilities	86,936	88,285

Commitments and contingencies (see note 10)

Series B convertible preferred stock	97,444	96,212

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	154
Additional paid-in capital	2,077,390	2,069,399
Accumulated other comprehensive income	359	326
Accumulated deficit	(1,968,264)	(1,968,427)

Total stockholders’ equity	109,640	101,452

Total liabilities and stockholders’ equity	$294,020	$285,949

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$71,030	$68,979
Cost of revenue	14,698	16,406

Gross profit	56,332	52,573

Operating expenses:
Sales and marketing	27,894	25,341
Product and web site development	8,822	8,355
General and administrative	20,707	20,976
Amortization of intangible assets	498	747

Total operating expenses	57,921	55,419

Loss from operations	(1,589)	(2,846)
Interest income, net	2,313	1,615
Other income, net	755	72

Net income (loss) before income taxes	1,479	(1,159)
Provision for income taxes	84	—

Net income (loss)	1,395	(1,159)
Convertible preferred stock dividends and related accretion	(1,232)	(1,174)

Net income (loss) applicable to common stockholders	$163	$(2,333)

Unrealized loss on marketable securities	(1)	—
Foreign currency translation	35	(2)

Comprehensive income (loss)	$197	$(2,335)

Net income (loss) per common share: (see note 7)
Basic net income (loss) applicable to common stockholders	$0.00	(0.02)

Diluted net income (loss) applicable to common stockholders	$0.00	$(0.02)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders:
Basic	154,339	148,951

Diluted	167,390	148,951

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,395	$(1,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,647	2,444
Amortization of intangible assets	498	747
Provision for doubtful accounts	291	173
Gain on sales of property and equipment	(336)	—
Stock-based compensation and charges	5,567	3,511
Change in market value of embedded derivative liability	(473)	—
Other non-cash items	11	1

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,685	305
Other assets	(360)	454
Accounts payable and accrued expenses	(2,444)	(15,539)
Deferred revenue	2,031	8,659

Net cash provided by (used in) operating activities	10,512	(404)

Cash flows from investing activities:
Purchases of property and equipment	(4,155)	(2,513)
Proceeds from the surrender of life insurance policy	5,200	—
Proceeds from sales of marketable equity securities	15,743	—
Proceeds from sales of property and equipment	336	—
Purchases of intangible assets	(11)	—
Maturities of short term investments	10,950	16,075
Purchases of short term investments	(26,900)	(1,600)
Acquisitions, net	—	(9,572)

Net cash provided by investing activities	1,163	2,390

Cash flows from financing activities:
Proceeds from exercise of stock options	2,493	2,414
Restricted cash	926	904
Payments on capital lease obligations	(463)	(449)

Net cash provided by financing activities	2,956	2,869

Change in cash and cash equivalents	14,631	4,855

Cash and cash equivalents, beginning of period	14,873	13,272

Cash and cash equivalents, end of period	$29,504	$18,127

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. (the “Company”) has created an online service that enables consumers to find real estate listings and other content related to residential real estate, moving and relocation. The Company’s web sites collectively have become the leading consumer destination on the Internet for home and real estate-related information based on the number of visitors, time spent on its web sites and number of property listings. The Company generates most of its revenue from selling advertising and marketing solutions to real estate industry participants, including real estate agents, homebuilders and rental property owners, and other local and national advertisers interested in reaching the Company’s consumer audience (before, during or after a move). The Company also provides software solutions to real estate agents to assist them in managing their client interactions and architects’ home plans to consumers considering building a new home. The Company derives all of its revenue from its North American operations.
     The Company’s primary consumer web sites are Move.comTM and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include SeniorHousingNetTM .com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
2. Basis of Presentation
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006 which was filed with the SEC on March 5, 2007. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Significant Accounting Policy
     On January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-03”). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of EITF No. 06-03. The Company continues to report taxes collected from customers on a net presentation basis after the adoption of EITF No. 06-03.
4. Recent Accounting Development
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.
5. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Real Estate Services	$12,988	$12,988
Move-Related Services	10,889	10,889

Total	$23,877	$23,877

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of trade names and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no expected residual values related to these intangible assets (in thousands):

	March 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, and brand names	$22,057	$8,500	$22,046	$8,184
Purchased technology	10,499	9,315	10,499	9,265
NAR operating agreement	1,578	789	1,578	751
Customer lists and relationships	1,041	888	1,041	865
Other	6,340	5,795	6,340	5,724

Total	$41,515	$25,287	$41,504	$24,789

     Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $498,000 and $747,000, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2007 (remaining 9 months)	$1,493
2008	1,964
2009	1,688
2010	1,621
2011	1,618
6. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance. There were 214,950 and 372,700 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of March 31, 2007 and 2006, respectively.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares will vest on the third anniversary of their issuance. There were 115,740 and 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer as of March 31, 2007 and 2006, respectively. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted.
     The Board of Directors has granted performance-based restricted stock units (“restricted stock units”) to certain of the

Company’s executive officers beginning in fiscal year 2006. Based on the terms of the awards, the officers may earn shares of the Company’s common stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ended December 31, 2008. During the three months ended March 31, 2007, the Board of Directors awarded 550,000 shares of restricted stock units. As of March 31, 2007, there were 5,190,000 shares of restricted stock units outstanding with a fair value of $25.9 million which will be amortized over the service period. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance period. This assumption will be reviewed each reporting period and the total value of the awards may be adjusted accordingly. The total costs amortized during the three months ended March 31, 2007 associated with these restricted stock units was $2.5 million, which is included in the total stock based compensation detailed below. There were no costs amortized related to restricted stock units for the three months ended March 31, 2006.
     Subsequent to March 31, 2007, the Management Development and Compensation Committee of the Board of Directors approved a modification of the performance targets and the vesting period from the original awards, reducing the original restricted stock units available for vesting in 2008 by 50% for each executive, and lowering the target financial performance for 2008 based on current market conditions and the Company’s expected performance within the market. At the same time, the committee also established financial performance targets for 2009, which will provide the potential for executives to earn the remaining 50% of the restricted stock units previously granted after the 2009 fiscal year end. The 2008 and 2009 financial goals require a high level of financial performance in both years which the Committee believes are challenging but achievable. The modification will cause a new measurement date for the awards and will cause the previous awards to be revalued and the revised expense to be recognized over the longer service period.
     The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation costs are recognized using a straight-line amortization method over the vesting period. Results for prior periods have not been restated.
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

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rates	4.52-4.82%	4.35-4.51%
Expected term (in years)	6.06	6.06
Dividend yield	0%	0%
Expected volatility	75%	80%
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenue	$44	$129
Sales and marketing	554	557
Product and web site development	275	499
General and administrative	4,694	2,326

Total	$5,567	$3,511

     In addition to costs related to stock options and restricted stock units, stock-based compensation and charges in sales and marketing includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants to the Company’s board of directors.

7. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$1,395	$(1,159)
Convertible preferred stock dividends and related accretion	(1,232)	(1,174)

Net income (loss) applicable to common stockholders	$163	$(2,333)

Denominator:
Basic weighted average shares outstanding	154,339	148,951
Add: dilutive effect of options, warrants and restricted stock	13,051	—

Diluted weighted average shares outstanding	167,390	148,951

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$0.00	$(0.02)

Diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.02)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 26,051,722 and 55,266,066 for the three months ended March 31, 2007 and 2006, respectively.
     In the first quarter of 2006, the amounts reported as “Dividends on convertible preferred stock” in the Company’s Form 10-Q omitted the related accretion of the discount that was derived from the issuance of the convertible preferred stock. The reported results for that quarter have been revised to reflect both the accretion and the dividends in arriving at “Net income (loss) applicable to common stockholders.” As a result of the revision, additional expense of $296,000 in the first quarter of 2006 is reflected in the line “Convertible preferred stock dividends and related accretion.” As a result of this change, basic and diluted loss per share attributable to common stockholders in the first quarter of 2006 decreased by $0.01 from $(0.01) to $(0.02).
8. Segment Information
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

     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	March 31, 2007				March 31, 2006
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$53,523	$17,507	$—	$71,030	$49,249	$19,730	$—	$68,979
Cost of revenue	8,259	5,876	563	14,698	7,666	7,752	988	16,406

Gross profit (loss)	45,264	11,631	(563)	56,332	41,583	11,978	(988)	52,573
Sales and marketing	18,121	8,769	1,004	27,894	16,325	8,512	504	25,341
Product and web site development	6,727	1,582	513	8,822	5,934	1,030	1,391	8,355
General and administrative	7,187	4,059	9,461	20,707	7,727	4,013	9,236	20,976
Amortization of intangible assets	—	—	498	498	—	—	747	747

Total operating expenses	32,035	14,410	11,476	57,921	29,986	13,555	11,878	55,419

Income (loss) from operations	$13,229	$(2,779)	$(12,039)	$(1,589)	$11,597	$(1,577)	$(12,866)	$(2,846)

9. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $40,000 was recorded in the three months ended March 31, 2007 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life and an additional $44,000 tax provision was recorded as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
     The Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
     As of March 31, 2007, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2007 and 2006. The tax years 1993-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
10. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of this Form 10-Q, and except as disclosed in Note 21 in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended

December 31, 2006, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Our primary consumer web sites are Move.comTM and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and is a home information resource site with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include SeniorHousingNetTM .com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2007, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Recent Accounting Developments
     In February 2007, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.
Results of Operations
     Three Months Ended March 31, 2007 and 2006
     Revenue

     Revenue increased approximately $2.0 million, or 3%, to $71.0 million for the three months ended March 31, 2007 from $69.0 million for the three months ended March 31, 2006. The increase in revenue was due to increases of $4.2 million in the Real Estate Services segment partially offset by a decline of $2.2 million in the Move-Related Services segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue decreased approximately $1.7 million, or 10%, to $14.7 million for the three months ended March 31, 2007 from $16.4 million for the three months ended March 31, 2006. The decrease was primarily due to decreases in material and shipping costs of $1.6 million, and other decreases of $0.1 million.
     Gross margin percentage increased to 79% for the three months ended March 31, 2007 compared to 76% for the three months ended March 31, 2006. The increase is primarily due to an increase in margin in the Move-Related Services segment resulting from lower material and shipping costs.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $2.6 million, or 10%, to $27.9 million for the three months ended March 31, 2007 from $25.3 million for the three months ended March 31, 2006. The increase was primarily due to an increase in online distribution costs of $1.1 million, increases in consulting and personnel related costs of $1.3 million and other cost increases of $0.2 million.
     Product and web site development. Product and web site development expenses increased approximately $0.4 million, or 5%, to $8.8 million for the three months ended March 31, 2007 from $8.4 million for the three months ended March 31, 2006, primarily due to an increase in consulting costs to continue improvements on the MoveTM web site and our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses decreased approximately $0.3 million, or 1%, to $20.7 million for the three months ended March 31, 2007 from $21.0 million for the three months ended March 31, 2006. The decrease was primarily due to a $1.8 million decrease in consulting costs, a $0.7 million decrease in legal fees and other cost decreases of $0.2 million, partially offset by an increase of $2.4 million in stock based compensation related to the amortization of restricted stock units issued to certain executive officers.
     Amortization of intangible assets. Amortization of intangible assets was $498,000 for the three months ended March 31, 2007 compared to $747,000 for the three months ended March 31, 2006. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenue	$44	$129
Sales and marketing	554	557
Product and web site development	275	499
General and administrative	4,694	2,326

	$5,567	$3,511

     Stock-based compensation and charges increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to the issuance of restricted stock units to certain executive officers.
     Interest Income, Net
     Interest income, net, increased $0.7 million to $2.3 million for the three months ended March 31, 2007 compared to $1.6 million for the three months ended March 31, 2006, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, increased to $755,000 for the three months ended March 31, 2007 compared to $72,000 for the three months ended March 31, 2006, primarily due to an increase of $473,000 resulting from the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005. The remaining increase in other income was due to the sale of certain assets in the three months ended March 31, 2007.

     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $40,000 was recorded in the three months ended March 31, 2007 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life and an additional $44,000 tax provision was recorded as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
     As of December 31, 2006, we had $942.0 million of net operating loss carryforwards for federal and foreign income tax purposes, which begin to expire in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards. A deferred tax liability has been established for the difference between tax amortization for financial statement purposes and for tax purposes.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31, 2007				March 31, 2006
	Real Estate	Move-Related			Real Estate	Move-Related
	Services	Services	Unallocated	Total	Services	Services	Unallocated	Total
Revenue	$53,523	$17,507	$—	$71,030	$49,249	$19,730	$—	$68,979
Cost of revenue	8,259	5,876	563	14,698	7,666	7,752	988	16,406

Gross profit (loss)	45,264	11,631	(563)	56,332	41,583	11,978	(988)	52,573
Sales and marketing	18,121	8,769	1,004	27,894	16,325	8,512	504	25,341
Product and web site development	6,727	1,582	513	8,822	5,934	1,030	1,391	8,355
General and administrative	7,187	4,059	9,461	20,707	7,727	4,013	9,236	20,976
Amortization of intangible assets	—	—	498	498	—	—	747	747

Total operating expenses	32,035	14,410	11,476	57,921	29,986	13,555	11,878	55,419

Income (loss) from operations	$13,229	$(2,779)	$(12,039)	$(1,589)	$11,597	$(1,577)	$(12,866)	$(2,846)

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.comTM and SeniorHousingNetTM .com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.

     Real Estate Services revenue increased $4.2 million, or 9%, to $53.5 million for the three months ended March 31, 2007, compared to $49.3 million for the three months ended March 31, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product, increased Featured CMA revenue and increased Featured Home revenue. Additionally, there was an increase in our Top Producer® product offerings as our subscriber base for the on-line software continues to grow. These increases were partially offset by decreased revenue from our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 75% of total revenue for the three months ended March 31, 2007 compared to 71% for the three months ended March 31, 2006.
     Real Estate Services expenses increased $2.7 million, or 7%, to $40.3 million for the three months ended March 31, 2007, compared to $37.6 million for the three months ended March 31, 2006. The increase was primarily due to a $1.3 million increase in personnel related costs within sales and marketing due to the increased revenues, a $1.0 million increase in consulting costs primarily related to increased product development efforts and other operating cost increases of $0.4 million.
     Real Estate Services generated operating income of $13.2 million for the three months ended March 31, 2007 compared to operating income of $11.6 million for the three months ended March 31, 2006, primarily due to the increased revenues discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
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
     Move-Related Services revenue decreased $2.2 million, or 11%, to $17.5 million for the three months ended March 31, 2007 compared to $19.7 million for the three months ended March 31, 2006. The decrease was partially generated by a decrease in the Welcome Wagon® business primarily due to lower book distribution and a decline in revenues from our Homeplans business. Move-Related Services revenue represented approximately 25% of total revenue for the three months ended March 31, 2007 compared to 29% of total revenue for the three months ended March 31, 2006.
     Move-Related Services expenses decreased $1.0 million, or 5%, to $20.3 million for the three months ended March 31, 2007, compared to $21.3 million for the three months ended March 31, 2006. The decrease was primarily due to a $1.4 million decrease in material and shipping costs and other operating cost decreases of $0.2 million, partially offset by an increase of $0.6 million in product development costs.
     Move-Related Services generated an operating loss of $2.8 million for the three months ended March 31, 2007 compared to an operating loss of $1.6 million for the three months ended March 31, 2006 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2007.
     Unallocated
     Unallocated expenses decreased $0.9 million, or 7%, to $12.0 million for the three months ended March 31, 2007 compared to $12.9 million for the three months ended March 31, 2006. The decrease was primarily due to a $2.2 million reduction in outside consulting primarily due to efforts to implement new integrated business systems as well as prior year efforts to move our data center which was finalized at the end of fiscal year 2006. This decrease was partially offset by a $1.2 million increase in stock based compensation related to the amortization of restricted stock units issued to certain executive officers and other operating cost increases of $0.1 million.
     Liquidity and Capital Resources
     Net cash provided by operating activities of $10.5 million for the three months ended March 31, 2007 was attributable to the net income from operations of $1.4 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gains on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability, and other non-cash items, aggregating to $8.2 million and by changes in operating assets and liabilities of $0.9 million.
     Net cash used in operating activities of $0.4 million for the three months ended March 31, 2006 was attributable to the net loss from operations of $1.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $6.9 million, offset by changes in operating assets and liabilities of $6.1 million. This was negatively impacted in the three month period ended March 31, 2006 by the $9.3 million in payments for the settlement of litigation and former officers’ legal expenses.
     Net cash provided by investing activities of $1.2 million for the three months ended March 31, 2007 was primarily attributable to proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million and proceeds from sales of property and equipment of $0.3 million, partially offset by $15.9 million in net purchases of short-term investments and purchases of property and equipment of $4.1 million. Net cash provided by investing activities of $2.4 million for the three months ended March 31, 2006 was primarily attributable to $14.5 million in net maturities of short-term investments offset by the acquisition of Moving.com of $9.6 million and capital expenditures of $2.5 million.
     Net cash provided by financing activities of $2.9 million for the three months ended March 31, 2007 was primarily attributable to proceeds from the exercise of stock options of $2.5 million and reductions in restricted cash of $0.9 million, partially offset by payments on capital lease obligations of $0.5 million. Net cash provided by financing activities of $2.9 million for the three months ended March 31, 2006 was primarily attributable to proceeds from the exercise of stock options of $2.4 million and reductions in restricted cash of $0.9 million, partially offset by payments on capital lease obligations of $0.4 million.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of this Form 10-Q and except as disclosed in Note 21 in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
Item 1A. Risk Factors
     You should consider carefully the risk factors below, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2006, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
     The emergence of competitors for our services may adversely impact our business
     Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which our Real Estate Services division operates is becoming increasingly competitive. A number of competitors have emerged, including RealEstate.com (a division of InterActive Corp), HouseValues.com, AgentConnect.com (a division of Next Phase Media, Inc.), HomeGain (a division of Classified Ventures, LLC), ApartmentGuide.com, Rent.com, ForRent.com, Apartments.com, NewHomeGuide.com, NewHomeSource.com and more recently Google, Zillow, Trulia and Propsmart as well as general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActive Corp) and Gigamoves (a division of eBay).
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
     We believe that the success of REALTOR.com® depends in large part on displaying a larger and more current listing of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.Internet Data Exchange (“IDX”) technology makes it possible for other real estate web site operators to display MLS or cooperating broker’s listings on their web sites. NAR has adopted guidelines for MLSs that allow a broker to prevent MLSs from providing such broker’s listing data to other brokers’ web sites. These guidelines do not apply to REALTOR.com®. In a civil antitrust lawsuit brought against NAR in 2005, the United States Department of Justice (“DOJ”) challenged this policy by alleging that it is in violation of federal antitrust laws. It is possible that the ultimate resolution of this antitrust case, or independent initiatives by large brokers or others, could make it easier for other web sites to aggregate listing data for display over the Internet in a manner comparable to REALTOR.com®. This could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site.

     In the first quarter of 2007, Realogy Corporation, the owner of the largest brokerage in the country, NRT Incorporated, and franchisor of Coldwell BankerTM , Century 21TM , ERATM and Sotheby’s InternationalTM announced marketing agreements to have all of their real estate listings uploaded to Google and Trulia search engines. In addition, a small number of MLSs have also agreed to put their listings on Google and other prominent websites. We would expect this trend will continue and that more of our competitors will be able to obtain real estate listings that were previously only available to us. This trend could make our websites less attractive and less unique than they have been in the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On February 22, 2007, the Compensation Committee of our Board of Directors adjusted the compensation of Allan D. Dalton, formerly President of the Company’s Real Estate Division, in connection with his acceptance of a new position with us to lead a new business venture that will create new products and services for sale to consumers and real estate professionals. To incentivize Mr. Dalton to aggressively develop this new business venture and to acknowledge that for a period of time he will have to assist with certain REALTOR.com® activities, the Compensation Committee increased Mr. Dalton’s base salary to $350,000, with a guaranteed bonus of $400,000 for 2007 paid in four quarterly installments of $100,000, in recognition of his continued support of REALTOR.com® activities. In addition, Mr. Dalton’s cash incentive bonus for 2007 will be based on achieving certain business milestones, sales and profit goals in connection with the new venture.
Item 6. Exhibits
     Exhibits
10.1	Letter Agreement between Move, Inc. and Allan Dalton dated April 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: May 3, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter Agreement between Move, Inc. and Allan Dalton dated April 30, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.