Form 10-Q
period 2007-06-30
MOVE INC
filed 2007-08-03
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At July 31, 2007, the registrant had 155,339,941 shares of its common stock outstanding.

     MoveTM, REALTOR.com®, HomeBuilder.com®, RENTNET.comTM, Top Producer®, Welcome Wagon®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q may contain trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,245	$14,873
Short-term investments	150,100	142,975
Accounts receivable, net	15,984	18,279
Other current assets	16,214	34,468

Total current assets	219,543	210,595

Property and equipment, net	36,739	29,245
Goodwill, net	23,877	23,877
Intangible assets, net	16,130	16,715
Restricted cash	3,286	4,279
Other assets	1,413	1,238

Total assets	$300,988	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,963	$4,904
Accrued expenses	28,086	26,738
Obligation under capital leases	1,971	1,904
Deferred revenue	48,659	50,075

Total current liabilities	84,679	83,621

Obligation under capital leases	1,165	2,167
Other liabilities	2,403	2,497

Total liabilities	88,247	88,285

Commitments and contingencies (see note 10)

Series B convertible preferred stock	98,685	96,212

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	154
Additional paid-in capital	2,085,134	2,069,399
Accumulated other comprehensive income	533	326
Accumulated deficit	(1,971,766)	(1,968,427)

Total stockholders’ equity	114,056	101,452

Total liabilities and stockholders’ equity	$300,988	$285,949

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$73,626	$73,891	$144,656	$142,870
Cost of revenue	15,299	16,447	29,997	32,853

Gross profit	58,327	57,444	114,659	110,017

Operating expenses:
Sales and marketing	27,626	28,312	55,520	53,653
Product and web site development	9,324	8,793	18,146	17,148
General and administrative	25,097	19,378	45,804	40,354
Amortization of intangible assets	505	589	1,003	1,336

Total operating expenses	62,552	57,072	120,473	112,491

Income (loss) from operations	(4,225)	372	(5,814)	(2,474)

Interest income, net	2,503	1,794	4,816	3,409
Other income (expense), net	(371)	431	384	503

Net income (loss) before income taxes	(2,093)	2,597	(614)	1,438

Provision for income taxes	169	—	253	—

Net income (loss)	(2,262)	2,597	(867)	1,438

Convertible preferred stock dividend and related accretion	(1,241)	(1,181)	(2,473)	(2,355)

Net income (loss) applicable to common stockholders	$(3,503)	$1,416	$(3,340)	$(917)

Unrealized loss on marketable securities	—	—	(1)	—
Foreign currency translation	173	53	208	51

Comprehensive income (loss)	$(3,330)	$1,469	$(3,133)	$(866)

Net income (loss) per common share: (see note 7)
Basic net income (loss) applicable to common stockholders	$(0.02)	$0.01	$(0.02)	$(0.01)

Diluted net income (loss) applicable to common stockholders	$(0.02)	$0.01	$(0.02)	$(0.01)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 7)
Basic	154,885	150,769	154,614	149,865

Diluted	154,885	165,127	154,614	149,865

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(867)	1,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,328	5,015
Amortization of intangible assets	1,003	1,336
Provision for doubtful accounts	556	540
Gain on sales of property and equipment	(336)	—
Stock-based compensation and charges	13,523	5,886
Change in market value of embedded derivative liability	(98)	—
Other non-cash items	(14)	(315)

Changes in operating assets and liabilities:
Accounts receivable	1,739	(1,842)
Other assets	(3,002)	(2,380)
Accounts payable and accrued expenses	2,096	(16,995)
Deferred revenue	(1,457)	11,941

Net cash provided by operating activities	18,471	4,624

Cash flows from investing activities:
Purchases of property and equipment	(12,601)	(6,854)
Proceeds from the surrender of life insurance policy	5,200	—
Proceeds from sales of marketable equity securities	15,743	—
Proceeds from sales of property and equipment	336	—
Purchases of intangible assets	(418)	—
Maturities of short-term investments	36,350	16,950
Purchases of short-term investments	(43,475)	(10,050)
Acquisitions, net	—	(9,572)

Net cash provided by (used in) investing activities	1,135	(9,526)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,708	4,816
Restricted cash	993	855
Payments on capital lease obligations	(935)	(1,374)

Net cash provided by financing activities	2,766	4,297

Change in cash and cash equivalents	22,372	(605)

Cash and cash equivalents, beginning of period	14,873	13,272

Cash and cash equivalents, end of period	$37,245	$12,667

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
     The Company’s primary consumer web sites are Move.comTM and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include SeniorHousingNet®.com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
5. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, is as follows (in thousands):

	June 30,	December 31,
	2007	2006

Real Estate Services	$12,988	$12,988
Consumer Media	10,889	10,889

Total	$23,877	$23,877

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of trade names and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no expected residual values related to these intangible assets (in thousands):

	June 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$22,064	$8,816	$22,046	$8,184
Purchased technology	10,499	9,365	10,499	9,265
NAR operating agreement	1,578	827	1,578	751
Customer lists and relationships	1,041	912	1,041	865
Other	6,740	5,872	6,340	5,724

Total	$41,922	$25,792	$41,504	$24,789

     Amortization expense for intangible assets was $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2007 and $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2006. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2007 (remaining 6 months)	$1,020
2008	2,012
2009	1,737
2010	1,669
2011	1,666
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
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance. There were 314,950 and 292,200 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of June 30, 2007 and 2006, respectively.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares have vested or will vest on the third anniversary of their issuance. There were 115,740 and 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer as of June 30, 2007 and 2006, respectively. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted. During the three months ended June 30, 2007, the Company granted 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares have a fair value of $1.0 million and vest fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the three and six months ended June 30, 2007 was $547,000 which is included in the stock based compensation and charges detailed below.
     The Board of Directors has granted performance-based restricted stock units (“restricted stock units”) to certain of the Company’s executive officers beginning in fiscal year 2006. Based on the original terms of the awards, the officers were to earn shares of the Company’s common stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2008. In April of 2007, the Management Development and Compensation Committee of the Board of Directors approved a modification of the performance targets and the vesting period from the original awards, reducing the original restricted stock units available for vesting after the 2008 year end by 50% for each executive, and lowering the target financial performance for 2008 based on current market conditions and the Company’s expected performance within the market. At the same time, the committee also established financial performance targets for 2009, which will provide the potential for executives to earn the remaining 50% of the restricted stock units previously granted by attainment of those performance goals for the 2009 fiscal year. The 2008 and 2009 financial goals require a high level of financial performance in both years which the committee believes are challenging but achievable. The modification caused a new measurement date for the awards but caused no change in value of the previous awards. The remaining unamortized expense will be recognized over the remaining service periods.
     The Board of Directors awarded 1,775,000 and 2,325,000 shares of restricted stock units during the three and six months ended June 30, 2007, respectively, and 4,395,000 shares during the three and six months ended June 30, 2006. Some of these awards have been forfeited due to terminations. As of June 30, 2007, there were 6,360,000 shares of restricted stock units outstanding with a fair value of $30.8 million which will be amortized over the service periods. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance periods. This assumption will be reviewed each reporting period and the total value of the awards may be adjusted accordingly. There was $1.4 million and $3.9 million in costs associated with these restricted stock units amortized during the three and six months ended June 30, 2007, respectively, and $0.2 million amortized during the three and six months ended June 30, 2006. These costs are included in the stock based compensation and charges detailed below.
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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the most recent four years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.51 – 5.16%	4.85 – 5.18%	4.51 – 5.16%	4.35 – 5.18%
Expected term (in years)	6.06	6.06	6.06	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	80%	70%	80%
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of revenue	$33	$29	$77	$158
Sales and marketing	416	371	970	928
Product and web site development	292	340	567	839
General and administrative	7,215	1,635	11,909	3,961

Total	$7,956	$2,375	$13,523	$5,886

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
7. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$(2,262)	$2,597	$(867)	$1,438
Convertible preferred stock dividend and related accretion	(1,241)	(1,181)	(2,473)	(2,355)

Net income (loss) applicable to common stockholders	$(3,503)	$1,416	$(3,340)	$(917)

Denominator:
Basic weighted average shares outstanding	154,885	150,769	154,614	149,865
Add: dilutive effect of options, warrants and restricted stock	—	14,358	—	—

Diluted weighted average shares outstanding	154,885	165,127	154,614	149,865

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$(0.02)	$0.01	$(0.02)	$(0.01)

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$0.01	$(0.02)	$(0.01)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 60,210,711 for both the three and six months ended June 30, 2007, and 25,757,684 and 55,900,271 for the three and six months ended June 30, 2006, respectively.
     In the second quarter of 2006, the amounts reported as “Dividends on convertible preferred stock” in the Company’s Form 10-Q omitted the related accretion of the discount that was derived from the issuance of the convertible preferred stock. The reported results for that quarter have been revised to reflect both the accretion and the dividends in arriving at “Net income (loss) applicable to common stockholders.” As a result of the revision, additional expense of $296,000 and $592,000 for the three and six months ended June 30, 2006, respectively, is reflected in the line “Convertible preferred stock dividends and related accretion.” As a result of this change, basic and diluted loss per share attributable to common stockholders for the six months ended June 30, 2006 decreased by $0.01 from $(0.00) to $(0.01).
8. Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Consumer Media for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, the Company changed the name of its former Move-Related Services segment to Consumer Media.
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2007				June 30, 2006
	Real				Real
	Estate	Consumer			Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$54,750	$18,876	$—	$73,626	$52,099	$21,792	$—	$73,891
Cost of revenue	8,480	6,183	636	15,299	8,463	7,072	912	16,447

Gross profit (loss)	46,270	12,693	(636)	58,327	43,636	14,720	(912)	57,444

Sales and marketing	17,106	8,845	1,675	27,626	18,075	9,358	879	28,312
Product and web site development	7,153	1,887	284	9,324	6,508	1,269	1,016	8,793
General and administrative	8,206	4,345	12,546	25,097	7,674	3,770	7,934	19,378
Amortization of intangible assets	—	—	505	505	—	—	589	589

Total operating expenses	32,465	15,077	15,010	62,552	32,257	14,397	10,418	57,072

Income (loss) from operations	$13,805	$(2,384)	$(15,646)	$(4,225)	$11,379	$323	$(11,330)	$372

	Six Months Ended
	June 30, 2007				June 30, 2006
	Real				Real
	Estate	Consumer			Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$108,273	$36,383	$—	$144,656	$101,348	$41,522	$—	$142,870
Cost of revenue	16,739	12,059	1,199	29,997	16,129	14,824	1,900	32,853

Gross profit (loss)	91,534	24,324	(1,199)	114,659	85,219	26,698	(1,900)	110,017

Sales and marketing	35,227	17,614	2,679	55,520	34,400	17,870	1,383	53,653
Product and web site development	13,880	3,469	797	18,146	12,442	2,299	2,407	17,148
General and administrative	15,393	8,404	22,007	45,804	15,401	7,783	17,170	40,354
Amortization of intangible assets	—	—	1,003	1,003	—	—	1,336	1,336

Total operating expenses	64,500	29,487	26,486	120,473	62,243	27,952	22,296	112,491

Income (loss) from operations	$27,034	$(5,163)	$(27,685)	$(5,814)	$22,976	$(1,254)	$(24,196)	$(2,474)

9. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $40,000 and $80,000 was recorded in the three and six months ended June 30, 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life and an additional $129,000 and $173,000 tax provision was recorded in the three and six months ended June 30, 2007, respectively, as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the respective period.
     The Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
     As of June 30, 2007, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2007 and 2006. The tax years 1993-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
10. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of this Form 10-Q, and except as disclosed in Note 21 in our Annual Report on

Form 10-K for the year ended December 31, 2006, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and except as provided in the following paragraph, there have been no material developments in the litigation or administrative proceedings described in Note 21.
     On May 18, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by InternetAd Systems, LLC (“InternetAd”) in a lawsuit described in Note 21, “Commitments and Contingencies —Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case, and the claims against the Company were dismissed by InternetAd with prejudice.

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
     Our primary consumer web sites are Move.comTM and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include SeniorHousingNetTM .com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
Business Trends and Conditions
     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Through 2005, housing starts remained strong, while the supply of apartment housing generally exceeded demand. For a number of years prior to 2006, owning a home became much more attainable for the average consumer due to the availability of flexible mortgage options, which required minimal down payments and provided low interest rates. During this period, home builders spent less on advertising, given the strong demand for new houses and homeowners who were looking to sell a home, only had to list it at a reasonable price in most areas of the U.S. to sell in 60 days or less. Conversely, demand for rental units declined and apartment owners did not spend as much money on advertising, as they have sought to achieve cost savings during the difficult market for rentals. These trends had an impact on our ability to grow our business.
Beginning in the second half of 2005, the market dynamics seemed to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline into 2006 and the rental market improved. The change in economic factors created uncertainty on job creation and made it difficult to gauge whether these trends would continue. While interest rates appeared to stabilize as we entered 2007, housing starts and sales of existing homes slowed considerably in 2006 and have continued to slow into 2007.

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

•	Investment Strategy: We have made substantial investments in our business in recent years in order to improve our ability to bring consumers and advertisers together. As a result of our greater understanding of both consumer and customer needs, we have concluded that we need to demonstrate strong capabilities in four core areas: size and quality of consumer audience; depth and breadth of content; enduring industry relationships; and scaleable business models. We recently announced significant changes to our branding, product and pricing strategies to better align our solutions with these core competencies and we plan to focus on performance and execution in the future.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2007, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Recent Accounting Developments
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating whether the adoption of this statement will have a material effect on its financial conditions, its results of operations or its liquidity.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.
Results of Operations
     Three Months Ended June 30, 2007 and 2006
     Revenue
     Revenue decreased approximately $0.3 million, or less than 1%, to $73.6 million for the three months ended June 30, 2007 from $73.9 million for the three months ended June 30, 2006. The decrease in revenue was due to a decline of $2.9 million in the Consumer Media segment partially offset by an increase of $2.6 million in the Real Estate Services segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue decreased approximately $1.1 million, or 7%, to $15.3 million for the three months ended June 30, 2007 from $16.4 million for the three months ended June 30, 2006. The decrease was primarily due to decreases in material and shipping costs of $1.1 million related to the elimination of magazines in our New Homes business and lower distribution in our Welcome Wagon business.
     Gross margin percentage increased to 79% for the three months ended June 30, 2007 compared to 78% for the three months ended June 30, 2006. The increase is primarily due to an increase in margins in the Real Estate Services segment resulting from increased revenues in the segment.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased approximately $0.7 million, or 2%, to $27.6 million for the three months ended June 30, 2007 from $28.3 million for the three months ended June 30, 2006. The decrease was primarily due to a decrease in personnel related costs of $0.8 million offset by other increases of $0.1 million.
     Product and web site development. Product and web site development expenses increased approximately $0.5 million, or 6%, to $9.3 million for the three months ended June 30, 2007 from $8.8 million for the three months ended June 30, 2006 primarily due to increased efforts to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses increased approximately $5.7 million, or 29%, to $25.1 million for the three months ended June 30, 2007 from $19.4 million for the three months ended June 30, 2006. The increase was primarily due to a $5.3 million increase in expense during the three months ended June 30, 2007 for non-cash stock-based compensation due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, a full quarter of amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants. The remaining increase was due to an increase in insurance costs as a result of a one-time refund of $1.2 million received in the three months ending June 30, 2006, offset by a reduction in consulting expenses of $0.8 million resulting from the completion of the relocation of our data center in fiscal 2006.
     Amortization of intangible assets. Amortization of intangible assets was $0.5 million for the three months ended June 30, 2007 and $0.6 million for the three months ended June 30, 2006. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Cost of revenue	$33	$29
Sales and marketing	416	371
Product and web site development	292	340
General and administrative	7,215	1,635

	$7,956	$2,375

     Stock-based compensation and charges increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, a full quarter of amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants.
     Interest Income, Net
     Interest income, net, increased $0.7 million to $2.5 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, decreased $800,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to $375,000 in expense resulting from the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005. The remaining decrease was due to other income recognized in the three months ended June 30, 2006 from the receipt of shares of the Company’s common stock from an escrow related to the original iPlace acquisition.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $40,000 was recorded in the three months ended June 30, 2007 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life and an additional $129,000 tax provision was recorded as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
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
     Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Consumer Media for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, we changed the name of our former Move-Related Services segment to Consumer Media.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2007				June 30, 2006
	Real				Real
	Estate	Consumer			Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$54,750	$18,876	$—	$73,626	$52,099	$21,792	$—	$73,891
Cost of revenue	8,480	6,183	636	15,299	8,463	7,072	912	16,447

Gross profit (loss)	46,270	12,693	(636)	58,327	43,636	14,720	(912)	57,444

Sales and marketing	17,106	8,845	1,675	27,626	18,075	9,358	879	28,312
Product and web site development	7,153	1,887	284	9,324	6,508	1,269	1,016	8,793
General and administrative	8,206	4,345	12,546	25,097	7,674	3,770	7,934	19,378
Amortization of intangible assets	—	—	505	505	—	—	589	589

Total operating expenses	32,465	15,077	15,010	62,552	32,257	14,397	10,418	57,072

Income (loss) from operations	$13,805	$(2,384)	$(15,646)	$(4,225)	$11,379	$323	$(11,330)	$372

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
     Real Estate Services revenue increased $2.6 million, or 5%, to $54.7 million for the three months ended June 30, 2007, compared to $52.1 million for the three months ended June 30, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product. Additionally, there was an increase in our Top Producer® product offerings as we launched the Top Website product as well as continued growth in our subscriber base for our online software. These increases were partially offset by decreased revenue from our Rentals business. Real Estate Services revenue represented approximately 74% of total revenue for the three months ended June 30, 2007 compared to 71% of total revenue for the three months ended June 30, 2006.
     Real Estate Services expenses remained relatively stable, increasing $0.2 million, or less than 1%, to $40.9 million for the three months ended June 30, 2007, compared to $40.7 million for the three months ended June 30, 2006. The increase was primarily due to a $1.4 million increase in consulting costs resulting from increased product development efforts offset by a decrease of $1.2 million in personnel related costs primarily in sales and marketing.
     Real Estate Services generated operating income of $13.8 million for the three months ended June 30, 2007, compared to operating income of $11.4 million for the three months ended June 30, 2006, primarily due to the increased revenue discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media, formerly Move-Related Services, consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comTM , Moving.comTM , and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.
     Consumer Media revenue decreased $2.9 million, or 13%, to $18.9 million for the three months ended June 30, 2007, compared to $21.8 million for the three months ended June 30, 2006. The decrease was primarily generated by a decline in revenues from our Homeplans business, a decrease in the Welcome Wagon® business primarily due to lower book distribution, and a decline in our online advertising revenue. Consumer Media revenue represented 26% of total revenue for the three months ended June 30, 2007 compared to 29% of total revenue for the three months ended June 30, 2006.
     Consumer Media expenses remained relatively stable, decreasing $0.2 million, or 1%, to $21.3 million for the three months ended June 30, 2007, compared to $21.5 million for the three months ended June 30, 2006. The decrease was due to a $1.0 million decrease in material and shipping costs and other operating cost decreases of $0.1 million, partially offset by an increase of $0.9 million in personnel related costs.
     Consumer Media generated an operating loss of $2.4 million for the three months ended June 30, 2007, compared to operating income of $0.3 million for the three months ended June 30, 2006 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2007.
     Unallocated
     Unallocated expenses increased $4.3 million, or 38%, to $15.6 million for the three months ended June 30, 2007, compared to $11.3 million for the three months ended June 30, 2006. The increase was primarily due to a $3.9 million increase in expense for non-cash stock-based compensation during the three months ended June 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, a full quarter of amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants. The remaining increase was due to an increase in insurance costs as a result of a one-time refund of $1.2 million in the three months ending June 30, 2006, increases in personnel related costs of $0.4 million and other increases of $0.4 million. These increases were partially offset by a decrease in consulting expenses of $0.8 million resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $0.8 million.
     Six Months Ended June 30, 2007 and 2006
     Revenue
     Revenue increased approximately $1.8 million, or 1%, to $144.7 million for the six months ended June 30, 2007 from $142.9 million for the six months ended June 30, 2006. The increase in revenue was due to increases of $6.9 million in the Real Estate Services segment partially offset by a $5.1 million decline in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue decreased approximately $2.8 million, or 9%, to $30.0 million for the six months ended June 30, 2007 from $32.8 million for the six months ended June 30, 2006. The decrease was primarily due to decreases in material and shipping costs of $2.7 million related to the elimination of magazines in our New Homes business and lower distribution in our Welcome Wagon business and other cost decreases of $0.1 million.
     Gross margin percentage increased to 79% for the six months ended June 30, 2007 compared to 77% for the six months ended June 30, 2006. The increase is primarily due to an increase in margin resulting from increased revenues and the reduced costs noted above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $1.8 million, or 3%, to $55.5 million for the six months ended June 30, 2007 from $53.7 million for the six months ended June 30, 2006. The increase was primarily due to an increase in distribution and online marketing costs of $0.7 million, increased consulting costs of $0.4 million and other increases of $0.7 million.
     Product and web site development. Product and web site development expenses increased approximately $1.0 million, or 6%, to $18.1 million for the six months ended June 30, 2007 from $17.1 million for the six months ended June 30, 2006 primarily due to an increase of $1.5 million in consulting costs to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses and other increases of $0.2 million, partially offset by a $0.7 million decrease in personnel related costs.
     General and administrative. General and administrative expenses increased approximately $5.4 million, or 13%, to $45.8 million for the six months ended June 30, 2007 from $40.4 million for the six months ended June 30, 2006. The increase was primarily due to an increase of $7.6 million in non-cash stock-based compensation during the six months ended June 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, additional amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants. The remaining increase was due to an increase in insurance costs as a result of a one-time refund of $1.2 million received in the three months ending June 30, 2006, partially offset by a decrease of $1.6 million resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $1.8 million.
     Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.3 million to $1.0 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cost of revenue	$77	$158
Sales and marketing	970	928
Product and web site development	567	839
General and administrative	11,909	3,961

	$13,523	$5,886

     Stock-based compensation and charges increased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 primarily due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, additional amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants.
     Interest Income, Net
     Interest income, net, increased $1.4 million to $4.8 million for the six months ended June 30, 2007, compared to $3.4 million for the six months ended June 30, 2006, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
     Other income, net, decreased $0.1 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to gains on sales of property and equipment in the six months ended June 30, 2007 and other income from the receipt of shares of the Company’s common stock from an escrow related to the original iPlace acquisition in the six months ended June 30, 2006.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $80,000 was recorded in the six months ended June 30, 2007 as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life and an additional $173,000 tax provision was recorded as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
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

     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2007				June 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$108,273	$36,383	$—	$144,656	$101,348	$41,522	$—	$142,870
Cost of revenue	16,739	12,059	1,199	29,997	16,129	14,824	1,900	32,853

Gross profit (loss)	91,534	24,324	(1,199)	114,659	85,219	26,698	(1,900)	110,017
Sales and marketing	35,227	17,614	2,679	55,520	34,400	17,870	1,383	53,653
Product and web site development	13,880	3,469	797	18,146	12,442	2,299	2,407	17,148
General and administrative	15,393	8,404	22,007	45,804	15,401	7,783	17,170	40,354
Amortization of intangible assets	—	—	1,003	1,003	—	—	1,336	1,336

Total operating expenses	64,500	29,487	26,486	120,473	62,243	27,952	22,296	112,491

Income (loss) from operations	$27,034	$(5,163)	$(27,685)	$(5,814)	$22,976	$(1,254)	$(24,196)	$(2,474)

     Real Estate Services
     Real Estate Services revenue increased $6.9 million, or 7%, to $108.2 million for the six months ended June 30, 2007, compared to $101.3 million for the six months ended June 30, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product, increased featured CMA revenue and increased Featured Home revenue. Additionally, there was an increase in our Top Producer® product offerings as we launched the Top Website product as well as continued growth in our subscriber base for our online software. These increases were partially offset by decreases in our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 75% of total revenue for the six months ended June 30, 2007 compared to 71% for the six months ended June 30, 2006.
     Real Estate Services expenses increased $2.9 million, or 4%, to $81.3 million for the six months ended June 30, 2007, compared to $78.4 million for the six months ended June 30, 2006. The increase was due to a $2.3 million increase in consulting costs related primarily to increased product development efforts and increased personnel related costs of $0.6 million within sales and marketing due to the increased revenues.
     Real Estate Services generated operating income of $27.0 million for the six months ended June 30, 2007, compared to operating income of $23.0 million for the six months ended June 30, 2006, primarily due to the increased revenue discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media revenue decreased $5.1 million, or 12%, to $36.4 million for the six months ended June 30, 2007, compared to $41.5 million for the six months ended June 30, 2006. The decrease was partially generated by a decrease in the Welcome Wagon® business primarily due to lower book distribution, a decline in revenues from our Homeplans business, and a decline in our online advertising revenue. Consumer Media revenue represented approximately 25% of total revenue for the six months ended June 30, 2007 compared to 29% for the six months ended June 30, 2006.
     Consumer Media expenses decreased $1.2 million, or 3%, to $41.6 million for the six months ended June 30, 2007, compared to $42.8 million for the six months ended June 30, 2006. The decrease was primarily due to a $2.4 million decrease in material and shipping costs, partially offset by a $1.2 million increase in product development costs.
     Consumer Media generated an operating loss of $5.2 million for the six months ended June 30, 2007 compared to operating loss of $1.3 million for the six months ended June 30, 2006 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2007.
     Unallocated
     Unallocated expenses increased $3.5 million, or 14%, to $27.7 million for the six months ended June 30, 2007, compared to $24.2 million for the six months ended June 30, 2006. The increase was primarily due to an increase of $5.1 million in expense for non-cash stock-based compensation during the six months ended June 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, a full quarter of amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants. The remaining increase was due to an increase in insurance costs as a result of a one-time refund of $1.2 million in the three months ending June 30, 2006, along with a $1.3 million increase in personnel related expenses and other cost increases of $0.2 million. These increases were partially offset by a decrease of $1.6 million resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $2.7 million.
     Liquidity and Capital Resources
     Net cash provided by operating activities of $18.5 million for the six months ended June 30, 2007 was attributable to the net loss from operations of $0.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gains on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $20.0 million offset by changes in operating assets and liabilities of $0.6 million.
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
     Net cash provided by investing activities of $1.1 million for the six months ended June 30, 2007 was primarily attributable to proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million, proceed from sales of property and equipment of $0.3 million, partially offset by $7.1 million in net purchases of short-term investments, capital expenditures of $12.6 million and purchases of intangible assets of $0.4 million. Net cash used in investing activities of $9.5 million for the six months ended June 30, 2006 was primarily attributable to $6.9 million in net maturities of short-term investments, offset by the acquisition of Moving.com of $9.6 million and capital expenditures of $6.8 million.
     Net cash provided by financing activities of $2.8 million for the six months ended June 30, 2007 was attributable to proceeds from the exercise of stock options of $2.7 million and reductions in restricted cash of $1.0 million offset by payments on capital lease obligations of $0.9 million. Net cash provided by financing activities of $4.3 million for the six months ended June 30, 2006 was attributable to proceeds from the exercise of stock options of $4.8 million and reductions in restricted cash of $0.9 million offset by payments on capital lease obligations of $1.4 million.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”). As of the date of this Form 10-Q and except as disclosed in Note 21 in our Annual Report, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and except as provided in Note 10, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q, there have been no material developments in the litigation or administrative proceedings described in Note 21 to the Consolidated Financial Statements contained in our Annual Report.
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
     In the first quarter of 2007, Realogy Corporation, the owner of the largest brokerage in the country, NRT Incorporated, and franchisor of Coldwell BankerTM , Century 21TM , ERATM and Sotheby’s InternationalTM announced marketing agreements to have all of their real estate listings uploaded to Google and Trulia search engines. In addition, a small number of MLSs have also agreed to put their listings on Google and other prominent websites. We would expect this trend will continue and that more of our competitors will be able to obtain real estate listings that were previously only available to us. This trend could make our web sites less attractive and less unique than they have been in the past.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of Stockholders of the Company was convened on June 14, 2007 at 9:30 a.m. The proposal to elect three Class II directors to hold office for a term through the annual meeting in 2008 and until each of their successors has been duly elected and qualified received the following votes:

Geraldine B. Laybourne	— votes for	149,771,247
	— votes withheld	10,200,661
William E. Kelvie	— votes for	82,842,908
	— votes withheld	77,128,999
Kenneth K. Klein	— votes for	144,468,847
	— votes withheld	15,503,061
     As previously reported, (i) following the resignation of Alan Yassky, Thomas M. Stevens was elected by NAR on June 14, 2007 as a Class I director in accordance with NAR’s right, by virtue of its ownership of the Company’s sole outstanding share of Series A Preferred Stock, to elect one of the Company’s directors and to fill any vacancy in the office of such director, and (ii) Fred D. Anderson was re-elected by Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) on June 14, 2007 as a Class II director in accordance with Elevation’s right, by virtue of its ownership of the Company’s outstanding shares of Series B Convertible Participating Preferred Stock to elect two of the Company’s directors. In addition to the directors elected on June 14, 2007, our Board of Directors consists of Roger B. McNamee, V. Paul Unruh and Bruce G. Willison, our Class I directors whose terms expire in 2008, and Joe F. Hanauer, L. John Doerr, and W. Michael Long, our Class III directors whose terms expire in 2008.
Item 5. Other Information
     On April 26, 2007, the Company and Lorna Borenstein, President, entered into an Executive Retention and Severance Agreement as previously described in a Current Report on Form 8-K filed by the Company on May 2, 2007.
Item 6. Exhibits
     Exhibits

10.1	W. Michael Long 2007 Executive Bonus Plan
10.2	Jack Dennison 2007 Executive Bonus Plan
10.3	Lewis R. Belote, III 2007 Executive Bonus Plan
10.4	Lorna Borenstein 2007 Executive Bonus Plan
10.5
Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007)

10.6	Letter between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007)

10.7	Letter Agreement with Jack Dennison dated June 26, 2007 with form of Services Agreement as Attachment A (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 2, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: August 3, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.1	W. Michael Long 2007 Executive Bonus Plan
10.2	Jack Dennison 2007 Executive Bonus Plan
10.3	Lewis R. Belote, III 2007 Executive Bonus Plan
10.4	Lorna Borenstein 2007 Executive Bonus Plan
10.5
Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007)

10.6	Letter between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007)
10.7	Letter Agreement with Jack Dennison dated June 26, 2007 with form of Services Agreement as Attachment A (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 2, 2007)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.