Form 10-Q
period 2007-09-30
MOVE INC
filed 2007-11-02
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     At October 30, 2007, the registrant had 155,381,310 shares of its common stock outstanding.

       Move®, REALTOR.com®, Top Producer®, Welcome Wagon®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q may contain trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I.     FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,333	$14,873
Short-term investments	165,050	142,975
Accounts receivable, net	18,349	18,279
Other current assets	16,287	34,468

Total current assets	220,019	210,595

Property and equipment, net	37,491	29,245
Goodwill, net	23,877	23,877
Intangible assets, net	15,819	16,715
Restricted cash	3,327	4,279
Other assets	1,589	1,238

Total assets	$302,122	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,846	$4,904
Accrued expenses	31,580	26,738
Obligation under capital leases	2,005	1,904
Deferred revenue	45,495	50,075

Total current liabilities	83,926	83,621

Obligation under capital leases	651	2,167
Other liabilities	1,852	2,497

Total liabilities	86,429	88,285

Commitments and contingencies (see note 12)

Series B convertible preferred stock	99,933	96,212

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	154
Additional paid-in capital	2,091,260	2,069,399
Accumulated other comprehensive income	688	326
Accumulated deficit	(1,976,343)	(1,968,427)

Total stockholders’ equity	115,760	101,452

Total liabilities and stockholders’ equity	$302,122	$285,949

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$75,570	$75,672	$220,226	$218,542
Cost of revenue	16,015	16,967	46,012	49,820

Gross profit	59,555	58,705	174,214	168,722

Operating expenses:
Sales and marketing	28,387	28,928	83,907	82,581
Product and web site development	8,725	8,438	26,871	25,586
General and administrative	24,434	20,950	70,238	61,304
Amortization of intangible assets	511	497	1,514	1,833
Litigation settlement	3,900	—	3,900	—
Restructuring charges	—	(278)	—	(278)

Total operating expenses	65,957	58,535	186,430	171,026

Income (loss) from operations	(6,402)	170	(12,216)	(2,304)

Interest income, net	2,567	1,900	7,383	5,309
Other income, net	676	99	1,060	602

Net income (loss) before income taxes	(3,159)	2,169	(3,773)	3,607

Provision for income taxes	169	—	422	—

Net income (loss)	(3,328)	2,169	(4,195)	3,607

Convertible preferred stock dividend and related accretion	(1,248)	(1,189)	(3,721)	(3,544)

Net income (loss) applicable to common stockholders	$(4,576)	$980	$(7,916)	$63

Unrealized gain on marketable securities	6	13,488	5	13,488
Foreign currency translation	150	13	357	64

Comprehensive income (loss)	$(4,420)	$14,481	$(7,554)	$13,615

Net income (loss) per common share: (see note 8)
Basic net income (loss) applicable to common stockholders	$(0.03)	$0.01	$(0.05)	$0.00

Diluted net income (loss) applicable to common stockholders	$(0.03)	$0.01	$(0.05)	$0.00

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 8)
Basic	155,015	151,916	154,749	150,556

Diluted	155,015	164,394	154,749	165,145

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,195)	3,607
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,205	7,733
Amortization of intangible assets	1,514	1,833
Provision for doubtful accounts	791	1,742
Gain on sales of property and equipment	(333)	—
Stock-based compensation and charges	19,603	10,202
Change in market value of embedded derivative liability	(688)	—
Other non-cash items	(52)	(313)

Changes in operating assets and liabilities:
Accounts receivable	(861)	(3,035)
Other assets	(3,313)	(514)
Accounts payable and accrued expenses	4,543	(17,815)
Deferred revenue	(4,652)	9,695

Net cash provided by operating activities	20,562	13,135

Cash flows from investing activities:
Purchases of property and equipment	(16,044)	(8,653)
Proceeds from the surrender of life insurance policy	5,200	—
Proceeds from sales of marketable equity securities	15,743	—
Proceeds from sales of property and equipment	334	—
Purchases of intangible assets	(618)	—
Maturities of short-term investments	45,200	26,325
Purchases of short-term investments	(67,275)	(25,175)
Acquisitions, net	—	(9,572)

Net cash used in investing activities	(17,460)	(17,075)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,821	5,215
Restricted cash	952	804
Payments on capital lease obligations	(1,415)	(2,112)

Net cash provided by financing activities	2,358	3,907

Change in cash and cash equivalents	5,460	(33)

Cash and cash equivalents, beginning of period	14,873	13,272

Cash and cash equivalents, end of period	$20,333	$13,239

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
     The Company’s primary consumer web sites are Move.com and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing home, apartment, and corporate housing listings, and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include SeniorHousingNet.com, a comprehensive resource for seniors and Moving.com which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
2. Basis of Presentation
      The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 5, 2007. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
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
5. Goodwill and Other Intangible Assets
      Goodwill, net, by segment, is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Real Estate Services	$12,988	$12,988
Consumer Media	10,889	10,889

Total	$23,877	$23,877

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

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$22,064	$9,135	$22,046	$8,184
Purchased technology	10,499	9,415	10,499	9,265
NAR operating agreement	1,578	864	1,578	751
Customer lists and relationships	1,041	934	1,041	865
Other	6,940	5,955	6,340	5,724

Total	$42,122	$26,303	$41,504	$24,789

     Amortization expense for intangible assets was $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2007 and $0.5 million and $1.8 million, respectively, for the three and nine months ended September 30, 2006. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2007 (remaining 3 months)	$514
2008	2,028
2009	1,752
2010	1,685
2011	1,682
6. Contract Termination Costs
     In anticipation of a potential move of the Company’s corporate headquarters, in August 2007, management entered into a sublease agreement for an interim facility located in Agoura Hills, California for a term of thirteen months. Subsequent to entering into the lease, management renegotiated with the current landlord and executed an amendment to the lease for its corporate headquarters in Westlake Village, California. As a result, the Company will not occupy the new facility in Agoura Hills. Since the Company will derive no economic value from the sublease, the Company has recorded an estimated liability in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liability of $750,000 was recorded and is included in general and administrative expenses for the three and nine months ended September 30, 2007. No estimate was made for estimated subtenant rental income due to the unlikelihood that the Company will be able to sublease the location due to the limited term of the agreement and general economic conditions in the area.
7. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial

Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance. There were 314,950 and 292,200 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2007 and 2006, respectively.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares have vested or will vest on the third anniversary of their issuance. There were 115,740 and 186,662 unvested shares of restricted stock issued to the Company’s Chief Executive Officer as of September 30, 2007 and 2006, respectively. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted.   During the nine months ended September 30, 2007, the Company granted 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares have a fair value of $1.0 million and were vested fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the three and nine months ended September 30, 2007 was approximately $123,000 and $670,000, respectively, which is included in the stock based compensation and charges detailed below.
     The Board of Directors has granted performance-based restricted stock units (“restricted stock units”) to certain of the Company’s executive officers beginning in fiscal year 2006. Based on the original terms of the awards, the officers were to earn shares of the Company’s common stock based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2008. In April of 2007, the Management Development and Compensation Committee of the Board of Directors approved a modification of the performance targets and the vesting period from the original awards, reducing the original restricted stock units available for vesting after the 2008 year end by 50% for each executive, and lowering the target financial performance for 2008 based on current market conditions and the Company’s expected performance within the market. At the same time, the committee also established financial performance targets for 2009, which provide the potential for executives to earn the remaining 50% of the restricted stock units previously granted by attainment of those performance goals for the 2009 fiscal year. The 2008 and 2009 financial goals require a high level of financial performance in both years, which the committee believes are challenging but achievable. The modification caused a new measurement date for the awards but caused no change in value of the previous awards. The remaining unamortized expense will be recognized over the remaining service periods.
     The Board of Directors awarded 2,325,000 shares of restricted stock units during the nine months ended September 30, 2007, and 150,000 and 4,545,000 shares of restricted stock units during the three and nine months ended September 30, 2006, respectively. Some of these awards have been forfeited due to terminations. As of September 30, 2007, there were 5,535,000 shares of restricted stock units outstanding with a fair value of $26.6 million which will be amortized over the service periods. Currently, the Company is assuming that 100% of the shares will be earned by the end of the performance periods. This assumption will be reviewed each reporting period and the total value of the awards may be adjusted accordingly. There were $1.3 million and $5.2 million in costs associated with these restricted stock units amortized during the three and nine months ended September 30, 2007, respectively, and $1.9 million and $2.1 million amortized during the three and nine months ended September 30, 2006, respectively. These costs are included in the stock based compensation and charges detailed below.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.23 — 4.60%	4.60 — 4.91%	4.23 — 5.16%	4.35 — 5.18%
Expected term (in years)	6.06	6.06	6.06	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	80%	70 — 75%	80%
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$56	$18	$133	$176
Sales and marketing	199	354	1,169	1,282
Product and web site development	396	249	963	1,088
General and administrative	5,429	3,695	17,338	7,656

Total	$6,080	$4,316	$19,603	$10,202

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
8. Net Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(3,328)	$2,169	$(4,195)	$3,607
Convertible preferred stock dividend and related accretion	(1,248)	(1,189)	(3,721)	(3,544)

Net income (loss) applicable to common stockholders	$(4,576)	$980	$(7,916)	$63

Denominator:
Basic weighted average shares outstanding	155,015	151,916	154,749	150,556
Add: dilutive effect of options, warrants and restricted stock	—	12,478	—	14,589

Diluted weighted average shares outstanding	155,015	164,394	154,749	165,145

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$(0.03)	$0.01	$(0.05)	$0.00

Diluted net income (loss) per share applicable to common stockholders	$(0.03)	$0.01	$(0.05)	$0.00

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 63,104,083 for both the three and nine months ended September 30, 2007, and 30,468,381 and 25,923,132 for the three and nine months ended September 30, 2006, respectively.
     In the third quarter of 2006, the amounts reported as “Dividends on convertible preferred stock” in the Company’s Form 10-Q omitted the related accretion of the discount that was derived from the issuance of the convertible preferred stock. The reported results for that quarter have been revised to reflect both the accretion and the dividends in arriving at “Net income

(loss) applicable to common stockholders.” As a result of the revision, additional expense of $296,000 and $888,000 for the three and nine months ended September 30, 2006, respectively, is reflected in the line “Convertible preferred stock dividends and related accretion.” As a result of this change, basic and diluted loss per share attributable to common stockholders for the nine months ended September 30, 2006 decreased by $0.01 from $0.01 to $0.00.
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
      Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	September 30, 2007				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,936	$19,634	$—	$75,570	$53,395	$22,277	$—	$75,672
Cost of revenue	8,897	6,532	586	16,015	8,352	7,631	984	16,967

Gross profit (loss)	47,039	13,102	(586)	59,555	45,043	14,646	(984)	58,705

Sales and marketing	18,116	8,626	1,645	28,387	17,469	9,793	1,666	28,928
Product and web site development	6,857	1,434	434	8,725	6,279	1,207	952	8,438
General and administrative	7,995	3,893	12,546	24,434	7,230	4,555	9,165	20,950
Amortization of intangible assets	—	—	511	511	—	—	497	497
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	32,968	13,953	19,036	65,957	30,978	15,555	12,002	58,535

Income (loss) from operations	$14,071	$(851)	$(19,622)	$(6,402)	$14,065	$(909)	$(12,986)	$170

	Nine Months Ended
	September 30, 2007				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,209	$56,017	$—	$220,226	$154,743	$63,799	$—	$218,542
Cost of revenue	25,636	18,591	1,785	46,012	24,481	22,455	2,884	49,820

Gross profit (loss)	138,573	37,426	(1,785)	174,214	130,262	41,344	(2,884)	168,722

Sales and marketing	53,343	26,240	4,324	83,907	51,869	27,663	3,049	82,581
Product and web site development	20,737	4,903	1,231	26,871	18,721	3,506	3,359	25,586
General and administrative	23,388	12,297	34,553	70,238	22,631	12,338	26,335	61,304
Amortization of intangible assets	—	—	1,514	1,514	—	—	1,833	1,833
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	97,468	43,440	45,522	186,430	93,221	43,507	34,298	171,026

Income (loss) from operations	$41,105	$(6,014)	$(47,307)	$(12,216)	$37,041	$(2,163)	$(37,182)	$(2,304)

10. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $42,000 and $122,000 was recorded in the three and nine months ended September 30, 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life and an additional $127,000 and $300,000 tax provision was recorded in the three and nine months ended September 30, 2007, respectively, due to federal alternative minimum taxes incurred as the result of the utilization of net operating losses against our taxable income for the respective period.
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
     As of September 30, 2007, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2007 and 2006. The tax years 1993-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
11. Settlement of Disputes and Litigation
     On September 7, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by Scott C. Harris and Memory Control Enterprise, LLC (“MCE”) in a lawsuit described in Note 21, “Commitments and Contingencies – Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case, and the claims against the Company were dismissed by the plaintiffs with prejudice.
     On October 8, 2007, the Company entered into an agreement resolving the claims brought against it and two of its former officers by certain former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”) in a lawsuit described in Note 21, “Commitments and Contingencies –Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the agreement, the Company paid $3.9 million in cash and the parties entered into mutual releases and the claims against the Company were dismissed by the plaintiffs with prejudice. As a result of the settlement, the Company recorded a litigation settlement charge of $3.9 million in the three and nine months ended September 30, 2007.
12. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”) and below in this Note 12. As of the date of this Form 10-Q, and except as disclosed below, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California for violation of the California Uniform Trade Secrets Act, breach of contract, unjust enrichment, promissory and/or equitable estoppel, unfair competition, violation of the Washington Unfair Business Practices statute and fraud. ActiveRain alleges that the Company breached a mutual non-disclosure agreement entered into between the Company and ActiveRain in connection with discussions in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. ActiveRain seeks to recover monetary damages, including exemplary damages, attorney’s fees and interest, as well as to enjoin the Company from using what ActiveRain alleges is its confidential information. The Company believes the claims are without merit and intends to vigorously defend the case.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that the Company and NAR infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. The Company is defending both itself and NAR. On January 26, 2006, the Company and NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that the Company and NAR infringed on these patents and alleging that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by the Company and NAR. On May 31, 2006, the case was consolidated with another action brought by CIVIX against Orbitz, LLC, Yellowpages.com and Travelocity.com, Inc. Each of the patents in suit has been submitted to the U.S. Patent and Trademark Office (“PTO”) for reexamination, and the PTO has granted the requests for reexamination, concluding that there is a substantial new question of patentability. On September 17, 2007, the court stayed the case pending completion of reexamination of the patents in suit. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them if and when the patents emerge from reexamination and the stay of the case is lifted. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     On February 28, 2007, Real Estate Alliance, Limited (“REAL”), in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), REAL moved to certify as a class of defendants, among others, customers of the Company who had purchased enhanced listings from the Company. The Company filed an Amicus Curiae brief (friend of the court brief) opposing REAL’s motion, however on motion by REAL, the court struck that brief. On September 24, 2007, the court in the Sarkisian case denied REAL’s motion to certify the class of defendants. On April 3, 2007, the Company filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the California Action”). The California Action was brought against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’s principal, Scott Tatro (“Tatro”). The California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On May 14, 2007, Defendants in the California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. The Company has denied REAL’s allegations. The Company intends to vigorously prosecute the California Action and defend against REAL’s allegations. At this time, however, the Company is unable to express an opinion on the outcome of this case.
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
     Our primary consumer web sites are Move.com and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing home, apartment, and corporate housing listings, and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include SeniorHousingNet.com, a comprehensive resource for seniors and Moving.com which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
Business Trends and Conditions
     In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Through 2005, housing starts remained strong, while the supply of apartment housing generally exceeded demand. For a number of years prior to 2006, owning a home became much more attainable for the average consumer due to the availability of flexible mortgage options, which required minimal down payments and provided low interest rates. During this period, home builders spent less on advertising, given the strong demand for new houses, and homeowners who were looking to sell a home only had to list it at a reasonable price in most areas of the U.S. to sell in 60 days or less. Conversely, demand for rental units declined and apartment owners did not spend as much money on advertising, as they have sought to achieve cost savings during the difficult market for rentals. These trends had an impact on our ability to grow our business.

Beginning in the second half of 2005, the market dynamics appeared to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline into 2006 and the rental market improved. The change in economic factors created uncertainty on job creation and made it difficult to gauge whether these trends would continue. While interest rates appeared to stabilize as we entered 2007, housing starts and sales of existing homes slowed considerably in 2006 and have continued to slow in 2007. The tightened mortgage market in mid-2007 has also negatively impacted the sale of new and resale homes.

During the difficult period for rentals prior to 2006, we saw many rental owners reduce their overall advertising spending and shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. Because of this trend, we believed a slowdown in the sale of new and existing homes could lead to increased spending on the Internet by home builders, real estate agents and brokers. This trend was confirmed in 2006 and in the first half of 2007. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2007, the decline in sales of homes has reduced the overall advertising spend. While the advertising spend by many of the large home builders, agents and brokers appears strong, some of the medium and smaller businesses may have to reduce expenses to remain in business and has caused our growth rate to decline.

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
Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2007, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 10 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Recent Accounting Developments
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are currently evaluating whether the adoption of this statement will have a material effect on our financial conditions, our results of operations or our liquidity.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 12, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.
Results of Operations
       Three Months Ended September 30, 2007 and 2006
     Revenue
      Revenue remained relatively stable at $75.6 million for the three months ended September 30, 2007 compared to $75.7 million for the three months ended September 30, 2006. An increase of $2.5 million in the Real Estate Services segment was offset by a decrease of $2.6 million in the Consumer Media segment. These changes are explained in the segment information below.
     Cost of Revenue
      Cost of revenue decreased approximately $1.0 million, or 6%, to $16.0 million for the three months ended September 30, 2007 from $17.0 million for the three months ended September 30, 2006. The decrease was primarily due to a reduction in material and shipping costs of $1.3 million primarily due to lower book distribution costs in our Welcome Wagon® business and the elimination of magazines in our New Homes business and other cost reductions of $0.2 million. This decrease was partially offset by an increase of $0.5 million in hosting and imaging costs.
      Gross profit percentage increased to 79% for the three months ended September 30, 2007 compared to 78% for the three months ended September 30, 2006. The increase is primarily due to an increase in margins in our Welcome Wagon® business resulting from the elimination of selected books in markets with low or negative profit margins.
     Operating Expenses
      Sales and marketing. Sales and marketing expenses decreased approximately $0.5 million, or 2%, to $28.4 million for the three months ended September 30, 2007, from $28.9 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease in online marketing costs.
      Product and web site development. Product and web site development expenses remained relatively stable, increasing approximately $0.3 million, or 3%, to $8.7 million for the three months ended September 30, 2007, from $8.4 million for the three months ended September 30, 2006.
      General and administrative. General and administrative expenses increased approximately $3.4 million, or 16%, to $24.4 million for the three months ended September 30, 2007, from $21.0 million for the three months ended September 30, 2006. The increase was primarily due to a $2.2 million increase in personnel related costs, $1.2 million of which represented one-time severance costs for a key executive, a $1.7 million increase in non-cash stock-based compensation due to additional stock option and restricted stock unit grants, a $0.7 million charge taken in the three months ended September 30, 2007 for lease termination costs, a $0.7 million in increase in consulting costs related to internal business system support, and other cost increases of $0.4 million. These increases were partially offset by a $1.0 million decrease in bad debt expense and a $1.3 million reduction in consulting expenses resulting from the completion of the relocation of our data center in fiscal 2006.
      Amortization of intangible assets. Amortization of intangible assets was $0.5 million for the three months ended September 30, 2007 and 2006, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $3.9 million for the three months ended September 30, 2007. There was no litigation settlement charge in the three months ended September 30, 2006. The settlement is discussed in Note 11, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.
      Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Cost of revenue	$56	$18
Sales and marketing	199	354
Product and web site development	396	249
General and administrative	5,429	3,695

	$6,080	$4,316

      Stock-based compensation and charges increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to additional stock option, restricted stock and restricted stock unit grants.
     Interest Income, Net
      Interest income, net, increased $0.7 million to $2.6 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006, primarily due to increases in short-term investment balances and higher interest yields on those balances.
     Other Income, Net
      Other income, net, increased $0.6 million to $0.7 million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006, primarily due to $0.6 million in income recognized from the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005.

     Income Taxes
      As a result of historical net operating losses, we have generally not recorded a provision for income taxes. A $169,000 tax provision was recorded for the three months ended September 30, 2007 due to federal alternative minimum taxes incurred as the result of the utilization of net operating losses against our taxable income for the period.
     As of December 31, 2006, we had $942.0 million of net operating loss carryforwards for federal and foreign income tax purposes, which begin to expire in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards. A deferred tax liability has been established for the difference between tax amortization of certain indefinite lived intangible assets for financial statement purposes and for tax purposes.
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
      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30, 2007				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,936	$19,634	$—	$75,570	$53,395	$22,277	$—	$75,672
Cost of revenue	8,897	6,532	586	16,015	8,352	7,631	984	16,967

Gross profit (loss)	47,039	13,102	(586)	59,555	45,043	14,646	(984)	58,705

Sales and marketing	18,116	8,626	1,645	28,387	17,469	9,793	1,666	28,928
Product and web site development	6,857	1,434	434	8,725	6,279	1,207	952	8,438
General and administrative	7,995	3,893	12,546	24,434	7,230	4,555	9,165	20,950
Amortization of intangible assets	—	—	511	511	—	—	497	497
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	32,968	13,953	19,036	65,957	30,978	15,555	12,002	58,535

Income (loss) from operations	$14,071	$(851)	$(19,622)	$(6,402)	$14,065	$(909)	$(12,986)	$170

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.com and SeniorHousingNet.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. During the second quarter of 2006, we launched Move.com as a real estate listing and move-related search site. Shortly after its launch, the Move.com replaced the HomeBuilder.com® and Rentnet.com web sites and we began promoting those under the Move® brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
      Real Estate Services revenue increased $2.5 million, or 5%, to $55.9 million for the three months ended September 30, 2007, compared to $53.4 million for the three months ended September 30, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product. Additionally, there was an increase in our Top Producer® product offerings as we launched the Top Website product as well as continued growth in our subscriber base for our online software. These increases were partially offset by decreased revenue from our Rentals business. Real Estate Services revenue represented approximately 74% of total revenue for the three months ended September 30, 2007, compared to 71% of total revenue for the three months ended September 30, 2006.
      Real Estate Services expenses increased $2.5 million, or 6%, to $41.8 million for the three months ended September 30, 2007, compared to $39.3 million for the three months ended September 30, 2006. The increase was primarily due to a $1.3 million increase in consulting costs resulting from increased product development efforts, increased non-cash stock-based compensation costs of $1.0 million and other cost increases of $0.2 million.
      Real Estate Services generated operating income of $14.1 million for the three months ended September 30, 2007, and the three months ended September 30, 2006 due to factors outlined above. We will continue to pursue revenue growth through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media, formerly Move-Related Services, consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.com, Moving.com, and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.
      Consumer Media revenue decreased $2.6 million, or 12%, to $19.7 million for the three months ended September 30, 2007, compared to $22.3 million for the three months ended September 30, 2006. The decrease was primarily generated by a decline in our online advertising revenue, a decrease in the Welcome Wagon® business primarily due to lower book distribution due to the general decline in the number of movers as well as the elimination of selected books in markets with low or negative profit margins, and a decline in our Homeplans business revenues. Consumer Media revenue represented 26% of total revenue for the three months ended September 30, 2007 compared to 29% of total revenue for the three months ended September 30, 2006.
      Consumer Media expenses decreased $2.7 million, or 12%, to $20.5 million for the three months ended September 30, 2007, compared to $23.2 million for the three months ended September 30, 2006. The decrease was primarily due a $1.2 million decrease in sales and marketing costs as a direct result of reduced revenues, a $1.0 million decrease in bad debt expense, and a $0.9 million decrease in material and shipping costs related to lower distribution in our Welcome Wagon® business. There decreases were offset by various operating cost increases of $0.4 million.
      Consumer Media generated an operating loss of $0.9 million for the three months ended September 30, 2007, and the three months ended September 30, 2006 primarily due to factors outlined above.
     Unallocated
      Unallocated expenses increased $6.6 million, or 51%, to $19.6 million for the three months ended September 30, 2007, compared to $13.0 million for the three months ended September 30, 2006. The increase was primarily due to a $3.9 million increase in litigation settlements, increases in personnel related costs of $2.1 million, $1.5 million of which represented one-time severance costs for key executives and a $0.7 million charge taken in the three months ended September 30, 2007 for lease termination costs, increased legal fees of $0.4 million and other costs increases of $0.8 million. These increases were partially offset by a decrease of $1.3 million in consulting costs primarily resulting from the completion of the relocation of our data center in fiscal 2006.
     Nine Months Ended September 30, 2007 and 2006
     Revenue
      Revenue increased approximately $1.7 million, or 1%, to $220.2 million for the nine months ended September 30, 2007 from $218.5 million for the nine months ended September 30, 2006. The increase in revenue was due to increases of $9.5 million in the Real Estate Services segment partially offset by a $7.8 million decline in the Consumer Media Services segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
      Cost of revenue decreased approximately $3.8 million, or 8%, to $46.0 million for the nine months ended September 30, 2007, from $49.8 million for the nine months ended September 30, 2006. The decrease was primarily due to a reduction in material and shipping costs of $3.7 million primarily due to lower book distribution costs in our Welcome Wagon® business and the elimination of magazines in our New Homes business and decreases in personnel related costs of $0.9 million, partially offset by increases of $0.8 million in hosting and imaging costs.
      Gross profit percentage increased to 79% for the nine months ended September 30, 2007 compared to 77% for the nine months ended September 30, 2006. The increase is primarily due to an increase in margins in our Welcome Wagon® business resulting from the elimination of selected books in markets with low or negative profit margins.

     Operating Expenses
      Sales and marketing. Sales and marketing expenses increased approximately $1.3 million, or 2%, to $83.9 million for the nine months ended September 30, 2007 from $82.6 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in portal fees of $1.6 million, increased consulting costs of $0.6 million and other increases of $0.2 million, partially offset by decreases in online marketing costs of $1.1 million.
      Product and web site development. Product and web site development expenses increased approximately $1.3 million, or 5%, to $26.9 million for the nine months ended September 30, 2007 from $25.6 million for the nine months ended September 30, 2006 primarily due to an increase of $2.3 million in consulting costs to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses and other increases of $0.6 million, partially offset by a $1.6 million decrease in personnel related costs.
      General and administrative. General and administrative expenses increased approximately $8.9 million, or 15%, to $70.2 million for the nine months ended September 30, 2007 from $61.3 million for the nine months ended September 30, 2006. The increase was primarily due to an increase of $9.3 million in non-cash stock-based compensation during the nine months ended September 30, 2007. Additionally, there was an increase in insurance costs as a result of a one-time refund of $1.2 million received in the nine months ending September 30, 2006 and increases in personnel related costs of $2.4 million, $1.2 million of which represented one-time severance costs for a key executive. These increases were partially offset by a decrease of $3.1 million resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $0.9 million.
      Amortization of intangible assets. Amortization of intangible assets decreased approximately $0.3 million to $1.5 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006. The decrease in amortization was primarily due to certain intangible assets becoming fully amortized in 2006.
     Litigation settlement. We recorded a litigation settlement charge of $3.9 million for the nine months ended September 30, 2007. There was no litigation settlement charge in the nine months ended September 30, 2006. The settlement is discussed in Note 11, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.
      Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Cost of revenue	$133	$176
Sales and marketing	1,169	1,282
Product and web site development	963	1,088
General and administrative	17,338	7,656

	$19,603	$10,202

      Stock-based compensation and charges increased for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 primarily due to additional amortization expense relating to restricted stock units originally granted in June 2006, one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, as well as additional stock option and restricted stock unit grants.
      Interest Income, Net
      Interest income, net, increased $2.1 million to $7.4 million for the nine months ended September 30, 2007, compared to $5.3 million for the nine months ended September 30, 2006, primarily due to increases in short-term investment balances and higher interest yields on those balances.
      Other Income, Net
      Other income, net, increased $0.5 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to $0.6 million in income recognized due to the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005.
      Income Taxes
      As a result of historical net operating losses, we have generally not recorded a provision for income taxes. A $422,000 tax provision was recorded in the nine months ended September 30, 2007 primarily due to federal alternative minimum taxes incurred as the result of the utilization of net operating losses against our taxable income for the period.
     As of December 31, 2006, we had $942.0 million of net operating loss carryforwards for federal and foreign income tax purposes, which begin to expire in 2008. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards. A deferred tax liability has been established for the difference between tax amortization of certain indefinite lived intangible assets for financial statement purposes and for tax purposes.
      Segment Information
      Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Nine Months Ended
	September 30, 2007				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,209	$56,017	$—	$220,226	$154,743	$63,799	$—	$218,542
Cost of revenue	25,636	18,591	1,785	46,012	24,481	22,455	2,884	49,820

Gross profit (loss)	138,573	37,426	(1,785)	174,214	130,262	41,344	(2,884)	168,722

Sales and marketing	53,343	26,240	4,324	83,907	51,869	27,663	3,049	82,581
Product and web site development	20,737	4,903	1,231	26,871	18,721	3,506	3,359	25,586
General and administrative	23,388	12,297	34,553	70,238	22,631	12,338	26,335	61,304
Amortization of intangible assets	—	—	1,514	1,514	—	—	1,833	1,833
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	97,468	43,440	45,522	186,430	93,221	43,507	34,298	171,026

Income (loss) from operations	$41,105	$(6,014)	$(47,307)	$(12,216)	$37,041	$(2,163)	$(37,182)	$(2,304)

     Real Estate Services

     Real Estate Services revenue increased $9.5 million, or 6%, to $164.2 million for the nine months ended September 30, 2007, compared to $154.7 million for the nine months ended September 30, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product, increased featured CMA revenue and increased Featured Home revenue, offset by decreases in website and virtual tour product revenue. Additionally, there was an increase in our Top Producer® product offerings as we launched the Top Website product as well as continued growth in our subscriber base for our online software. These increases were partially offset by decreases in our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 75% of total revenue for the nine months ended September 30, 2007 compared to 71% for the nine months ended September 30, 2006.
      Real Estate Services expenses increased $5.4 million, or 5%, to $123.1 million for the nine months ended September 30,

2007, compared to $117.7 million for the nine months ended September 30, 2006. The increase was due to a $3.6 million increase in consulting costs related primarily to increased product development efforts, increased non-cash stock-based compensation of $2.7 million and other cost increases of $0.2 million. These increases were partially offset by a $1.1 million decrease in personnel related costs primarily in product development.
      Real Estate Services generated operating income of $41.1 million for the nine months ended September 30, 2007, compared to operating income of $37.0 million for the nine months ended September 30, 2006, primarily due to the increased revenue discussed above. We will continue to pursue revenue growth through new product offerings and new market opportunities.
      Consumer Media
     Consumer Media revenue decreased $7.8 million, or 12%, to $56.0 million for the nine months ended September 30, 2007, compared to $63.8 million for the nine months ended September 30, 2006. The decrease was primarily generated by a decline in our online advertising revenue, a decrease in the Welcome Wagon® business primarily due to lower book distribution due to the general decline in the number of movers as well as the elimination of selected books in markets with low or negative profit margins, and a decline in our Homeplans business revenues. Consumer Media revenue represented approximately 25% of total revenue for the nine months ended September 30, 2007 compared to 29% for the nine months ended September 30, 2006.
      Consumer Media expenses decreased $4.0 million, or 6%, to $62.0 million for the nine months ended September 30, 2007, compared to $66.0 million for the nine months ended September 30, 2006. The decrease was primarily due to decreases in material and shipping costs of $2.9 million related to lower distribution in our Welcome Wagon® business, a decrease of $2.2 million in personnel related costs in sales and marketing as a direct result of reduced revenues and other cost decreases of $0.3 million, partially offset by a $1.4 million increase in product development.
      Consumer Media generated an operating loss of $6.0 million for the nine months ended September 30, 2007 compared to an operating loss of $2.2 million for the nine months ended September 30, 2006 primarily due to factors outlined above.
      Unallocated
      Unallocated expenses increased $10.1 million, or 27%, to $47.3 million for the nine months ended September 30, 2007, compared to $37.2 million for the nine months ended September 30, 2006. The increase was primarily due to an increase of $5.5 million in expense for non-cash stock-based compensation during the nine months ended September 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested, a full three quarters of amortization expense relating to restricted stock units originally granted in June 2006, as well as additional stock option and restricted stock unit grants. The remaining increase was due to an increase in litigation settlement costs of $3.9 million, an increase in other personnel related costs of $2.9 million, $1.5 million of which represented one-time severance costs for key executives, a $0.7 million charge taken in the nine months ended September 30, 2007 for lease termination costs, an increase in insurance costs as a result of a one-time refund of $1.2 million received in the nine months ending September 30, 2006, along with other cost increases of $1.0 million. These increases were partially offset by a decrease of $3.1 million in consulting costs resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $2.0 million.
      Liquidity and Capital Resources
      Net cash provided by operating activities of $20.6 million for the nine months ended September 30, 2007 was attributable to the net loss from operations of $4.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sales of property and equipment, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $29.0 million offset by changes in operating assets and liabilities of $4.2 million.
     Net cash provided by operating activities of $13.1 million for the nine months ended September 30, 2006 was attributable to the net income from operations of $3.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges and other non-cash items, aggregating to $21.2 million offset by changes in operating assets and liabilities of $11.7 million. This was negatively impacted in the nine months ended September 30, 2006 by the $9.5 million in payments for the settlement of litigation and former officers’ legal expenses.
      Net cash used in investing activities of $17.5 million for the nine months ended September 30, 2007 was primarily attributable to net purchases of short-term investments of $22.1 million, capital expenditures of $16.0 million and purchases of intangible assets of $0.6 million, offset by proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million and proceeds from sales of property and equipment of $0.3 million. Net cash used in investing activities of $17.1 million for the nine months ended September 30, 2006 was primarily attributable to the acquisition of Moving.com of $9.6 million and capital expenditures of $8.7 million, offset by $1.2 million in net maturities of short-term investments.
      Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2007 was attributable to proceeds from the exercise of stock options of $2.8 million and reductions in restricted cash of $1.0 million offset by payments on capital lease obligations of $1.4 million. Net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2006 was attributable to proceeds from the exercise of stock options of $5.2 million and reductions in restricted cash of $0.8 million offset by payments on capital lease obligations of $2.1 million.
      We have generated positive operating cash flows in each of the last two years. We have no material financial commitments other than those under capital and operating lease agreements, distribution and marketing agreements, and our operating agreement with the NAR. Our existing cash and short-term investments, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.
     On September 13, 2007, our board of directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during the 12 month period following public disclosure of the program on September 17, 2007, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, we can purchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock.
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
PART II.     OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”) and in Note 12, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report and in Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
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
     The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate web sites. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates opportunities for existing and new competitors and it can quickly render our technologies less valuable. Developments in the real estate search services market may also encourage additional competitors to enter that market. See “We may not be able to continue to obtain more listings from Multiple Listing Services and real estate brokers than other web site operators” below.
     We cannot predict how, if at all, our competitors may respond to our initiatives. We also cannot provide assurance that our new offerings will be able to compete successfully against these competitors or new competitors that enter our markets.
We may not be able to continue to obtain more listings from Multiple Listing Services and real estate brokers than other web site operators.
     We believe that the success of REALTOR.com® depends in large part on displaying a larger and more current listing of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers. Internet Data Exchange (“IDX”) technology has made it possible for other real estate web site operators to display MLS or cooperating broker’s listings on their web sites. NAR has adopted guidelines for MLSs that allow a broker to prevent MLSs from providing such broker’s listing data to other brokers’ web sites. These guidelines do not apply to REALTOR.com®. In a civil antitrust lawsuit brought against NAR in 2005, the United States Department of Justice (“DOJ”) challenged this policy by alleging that it is in violation of federal antitrust laws. It is possible that the ultimate resolution of this antitrust case, or independent initiatives by large brokers or others, could make it easier for other web sites to aggregate listing data for display over the Internet in a manner comparable to REALTOR.com®. This could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site.
     In the first quarter of 2007, Realogy Corporation, the owner of the largest brokerage in the country, NRT Incorporated, and franchisor of Coldwell Banker®, Century 21®, ERA® and Sotheby’s International® announced marketing agreements to have all of their real estate listings uploaded to Google and Trulia search engines. In addition, a small number of MLSs have also agreed to put their listings on Google and other prominent websites. We would expect this trend will continue and that more of our competitors will be able to obtain real estate listings that were previously only available to us. This trend could make our web sites less attractive and less unique than they have been in the past.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      None.
Item 3. Defaults Upon Senior Securities
      None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
      None.
Item 6. Exhibits

Exhibits

10.1	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: November 1, 2007

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.