Form 10-Q/A
period 2007-06-30
MOVE INC
filed 2008-02-28
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At July 31, 2007, the registrant had 155,339,941 shares of its common stock outstanding.

EXPLANATORY NOTE
The Company is restating its financial statements for the three and six month periods ended June 30, 2007 by amending its 2007 Quarterly Report on Form 10-Q for the period ended June 30, 2007.
All amendments and restatements to the financial statements affected are non-cash in nature.
See Note 2 to the financial statements included elsewhere herein for a complete description of the restatement. The following is a brief summary of the impact of the restatement:
In the second quarter of 2007, the Company modified the terms for granting its restricted stock unit awards, which created a new measurement date. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, management should have assessed the likelihood of achieving the original targets and awarding the restricted stock as improbable. As such, SFAS 123R required that any previously recognized expense related to the restricted stock units be reversed and that the Company remeasure the fair value of the grants and defer any future compensation expense until it was probable that the awards would ultimately vest. Instead, the awards continued to be accounted for under the assumption that 100% would be vested. The reported results for the three and six months ended June 30, 2007 have been revised to reverse all previously recognized compensation expense related to the restricted stock units.
An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-Q/A have been amended to reflect the restatement:
Part I — Item 1 — Condensed Consolidated Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement
Other than as stated above, this Form 10-Q/A continues to reflect the results as of, and for the three and six month periods ended June 30, 2007, or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.
This amended Form 10-Q/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing.

     Move®, REALTOR.com®, HomeBuilder.com®, RENTNET.comTM, Top Producer®, Welcome Wagon®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q/A may contain trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,245	$14,873
Short-term investments	150,100	142,975
Accounts receivable, net	15,984	18,279
Other current assets	16,214	34,468

Total current assets	219,543	210,595

Property and equipment, net	36,739	29,245
Goodwill, net	23,877	23,877
Intangible assets, net	16,130	16,715
Restricted cash	3,286	4,279
Other assets	1,413	1,238

Total assets	$300,988	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,963	$4,904
Accrued expenses	28,086	26,738
Obligation under capital leases	1,971	1,904
Deferred revenue	48,659	50,075

Total current liabilities	84,679	83,621

Obligation under capital leases	1,165	2,167
Other liabilities	2,403	2,497

Total liabilities	88,247	88,285

Commitments and contingencies (see note 11)

Series B convertible preferred stock	98,685	96,212

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	154
Additional paid-in capital	2,077,208	2,069,399
Accumulated other comprehensive income	533	326
Accumulated deficit	(1,963,840)	(1,968,427)

Total stockholders’ equity	114,056	101,452

Total liabilities and stockholders’ equity	$300,988	$285,949

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$73,626	$73,891	$144,656	$142,870
Cost of revenue	15,299	16,447	29,997	32,853

Gross profit	58,327	57,444	114,659	110,017

Operating expenses:
Sales and marketing	27,478	28,312	55,372	53,653
Product and web site development	9,269	8,793	18,091	17,148
General and administrative	17,374	19,378	38,081	40,354
Amortization of intangible assets	505	589	1,003	1,336

Total operating expenses	54,626	57,072	112,547	112,491

Income (loss) from operations	3,701	372	2,112	(2,474)

Interest income, net	2,503	1,794	4,816	3,409
Other income (expense), net	(371)	431	384	503

Net income before income taxes	5,833	2,597	7,312	1,438

Provision for income taxes	169	—	253	—

Net income	5,664	2,597	7,059	1,438

Convertible preferred stock dividend and related accretion	(1,241)	(1,181)	(2,473)	(2,355)

Net income (loss) applicable to common stockholders	$4,423	$1,416	$4,586	$(917)

Unrealized loss on marketable securities	—	—	(1)	—
Foreign currency translation	173	53	208	51

Comprehensive income (loss)	$4,596	$1,469	$4,793	$(866)

Net income (loss) per common share: (see note 8)
Basic net income (loss) applicable to common stockholders	$0.03	$0.01	$0.03	$(0.01)

Diluted net income (loss) applicable to common stockholders	$0.03	$0.01	$0.03	$(0.01)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 8)
Basic	154,885	150,769	154,614	149,865

Diluted	165,499	165,127	166,657	149,865

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2007	2006
	(Restated)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$7,059	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,328	5,015
Amortization of intangible assets	1,003	1,336
Provision for doubtful accounts	556	540
Gain on sales of property and equipment	(336)	—
Stock-based compensation and charges	5,597	5,886
Change in market value of embedded derivative liability	(98)	—
Other non-cash items	(14)	(315)

Changes in operating assets and liabilities:
Accounts receivable	1,739	(1,842)
Other assets	(3,002)	(2,380)
Accounts payable and accrued expenses	2,096	(16,995)
Deferred revenue	(1,457)	11,941

Net cash provided by operating activities	18,471	4,624

Cash flows from investing activities:
Purchases of property and equipment	(12,601)	(6,854)
Proceeds from the surrender of life insurance policy	5,200	—
Proceeds from sales of marketable equity securities	15,743	—
Proceeds from sales of property and equipment	336	—
Purchases of intangible assets	(418)	—
Maturities of short-term investments	36,350	16,950
Purchases of short-term investments	(43,475)	(10,050)
Acquisitions, net	—	(9,572)

Net cash provided by (used in) investing activities	1,135	(9,526)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,708	4,816
Restricted cash	993	855
Payments on capital lease obligations	(935)	(1,374)

Net cash provided by financing activities	2,766	4,297

Change in cash and cash equivalents	22,372	(605)

Cash and cash equivalents, beginning of period	14,873	13,272

Cash and cash equivalents, end of period	$37,245	$12,667

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
     The Company’s primary consumer web sites are Move.com® and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. The Company’s web sites also include SeniorHousingNet®.com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
2. Restatement of Financial Statements
     The Company is restating its financial statements for the three and six month periods ended June 30, 2007 in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007.
     In the second quarter of 2007, the Company modified the terms for granting its restricted stock unit awards, which created a new measurement date. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, management should have assessed the likelihood of achieving the original targets and awarding the restricted stock as improbable. As such, SFAS 123R required that any previously recognized expense related to the restricted stock units be reversed and that the Company remeasure the fair value of the grants and defer any future compensation expense until it was probable that the awards would ultimately vest. Instead, the awards continued to be accounted for under the assumption that 100% would be vested. The reported results for the three and six months ended June 30, 2007 have been revised to reverse all previously recognized compensation expense related to the restricted stock units.
     In the Balance Sheets, the effect on the adjustment on Additional paid-in capital and Accumulated deficit as of June 30, 2007 was as follows:

	June 30, 2007
	(As Reported)	(Adjustment)	(As Restated)
Additional paid in capital	$2,085,134	$(7,926)	$2,077,208
Accumulated deficit	$(1,971,766)	$7,926	$(1,963,840)

     In the Statements of Operations, the effect of the adjustment on Operating expenses, Income (loss) from operations, Net income (loss) before income taxes, Net income (loss) and Net income (loss) applicable to common stockholders for the three and six months ended June 30, 2007 was as follows:

	For the three months ended			For the six months ended
	June 30, 2007			June 30, 2007
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Revenue	$73,626	$—	$73,626	$144,656	$—	$144,656
Cost of revenue	15,299	—	15,299	29,997	—	29,997

Gross profit	58,327	—	58,327	114,659	—	114,659

Operating expenses:
Sales and marketing	27,626	(148)	27,478	55,520	(148)	55,372
Product and web site development	9,324	(55)	9,269	18,146	(55)	18,091
General and administrative	25,097	(7,723)	17,374	45,804	(7,723)	38,081
Amortization of intangible assets	505	—	505	1,003	—	1,003

Total operating expenses	62,552	(7,926)	54,626	120,473	(7,926)	112,547

Income (loss) from operations	(4,225)	7,926	3,701	(5,814)	7,926	2,112

Interest income, net	2,503	—	2,503	4,816	—	4,816
Other income (expense), net	(371)	—	(371)	384	—	384

Net income (loss) before income taxes	(2,093)	7,926	5,833	(614)	7,926	7,312

Provision for income taxes	169	—	169	253	—	253

Net income (loss)	(2,262)	7,926	5,664	(867)	7,926	7,059
Convertible preferred stock dividend and related accretion	(1,241)	—	(1,241)	(2,473)	—	(2,473)

Net income (loss) applicable to common stockholders	$(3,503)	$7,926	$4,423	$(3,340)	$7,926	$4,586

Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Foreign currency translation	173	—	173	208	—	208

Comprehensive income (loss)	$(3,330)	$7,926	$4,596	$(3,133)	$7,926	$4,793

Net income (loss) per common share:
Basic	$(0.02)	$0.05	$0.03	$(0.02)	$0.05	$0.03

Diluted	$(0.02)	$0.05	$0.03	$(0.02)	$0.05	$0.03

     In the Statement of Cash Flows, the effect of the adjustment on Net income (loss) and Stock-based compensation and charges for the six months ended June 30, 2007 was as follows:

	June 30, 2007
	(As Reported)	(Adjustment)	(As Restated)
Net income (loss)	$(867)	$7,926	$7,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation and charges	$13,523	$(7,926)	$5,597
There was no effect on Net cash provided by operating activities.

3. Basis of Presentation
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
4. Significant Accounting Policy
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
5. Recent Accounting Development
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
6. Goodwill and Other Intangible Assets
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
     The Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers. The following summarizes the restricted stock unit activity (in thousands):

Number of
Restricted Stock
Units
Initial units granted	5,145
Units forfeited	(505)

Non-vested units at December 31, 2006	4,640
Units granted	2,325
Units forfeited	(605)

Non-vested units at June 30, 2007	6,360

     Based on the original terms of the awards, the officers were to earn shares of the Company’s stock, based on attaining certain performance goals relating to the Company’s revenues and operating income (as defined by the Management

Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the three months ended June 30, 2007, the Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods from the original awards, reducing the original restricted stock units available for vesting at the conclusion of 2008 by 50% for each of the executives, and revising the target financial performance for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by attainment of those performance goals.
     As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award has been reversed to reflect this assumption. Recognition of compensation for these units will be deferred until management determines that it is probable that it will achieve the new performance targets. As a result, $6.5 million of stock-based compensation expense previously recognized was reversed for the three and six months ended June 30, 2007. As of June 30, 2007, the fair value of the remaining restricted stock units granted was $29.0 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.51-5.16%	4.85 – 5.18%	4.51-5.16%	4.35 – 5.18%
Expected term (in years)	6.06	6.06	6.06	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	80%	70%	80%
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Cost of revenue	$33	$29	$77	$158
Sales and marketing	268	371	822	928
Product and web site development	237	340	512	839
General and administrative	(508)	1,635	4,186	3,961

Total	$30	$2,375	$5,597	$5,886

     In addition to costs related to stock options, stock-based compensation and charges in sales and marketing includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants.

8. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
Numerator:
Net income	$5,664	$2,597	$7,059	$1,438
Convertible preferred stock dividend and related accretion	(1,241)	(1,181)	(2,473)	(2,355)

Net income (loss) applicable to common stockholders	$4,423	$1,416	$4,586	$(917)

Denominator:
Basic weighted average shares outstanding	154,885	150,769	154,614	149,865
Add: dilutive effect of options, warrants and restricted stock	10,614	14,358	12,043	—

Diluted weighted average shares outstanding	165,499	165,127	166,657	149,865

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$0.03	$0.01	$0.03	$(0.01)

Diluted net income (loss) per share applicable to common stockholders	$0.03	$0.01	$0.03	$(0.01)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 31,496,142 and 27,607,510 the three and six months ended June 30, 2007, respectively, and 25,757,684 and 55,900,271 for the three and six months ended June 30, 2006, respectively.
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

     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2007 (Restated)				June 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$54,750	$18,876	$—	$73,626	$52,099	$21,792	$—	$73,891
Cost of revenue	8,480	6,183	636	15,299	8,463	7,072	912	16,447

Gross profit (loss)	46,270	12,693	(636)	58,327	43,636	14,720	(912)	57,444

Sales and marketing	17,106	8,845	1,527	27,428	18,075	9,358	879	28,312
Product and web site development	7,149	1,884	236	9,269	6,508	1,269	1,016	8,793
General and administrative	5,738	3,631	8,005	17,374	7,674	3,770	7,934	19,378
Amortization of intangible assets	—	—	505	505	—	—	589	589

Total operating expenses	29,993	14,360	10,273	54,626	32,257	14,397	10,418	57,072

Income (loss) from operations	$16,277	$(1,667)	$(10,909)	$3,701	$11,379	$323	$(11,330)	$372

	Six Months Ended
	June 30, 2007 (Restated)				June 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$108,273	$36,383	$—	$144,656	$101,348	$41,522	$—	$142,870
Cost of revenue	16,739	12,059	1,199	29,997	16,129	14,824	1,900	32,853

Gross profit (loss)	91,534	24,324	(1,199)	114,659	85,219	26,698	(1,900)	110,017

Sales and marketing	35,227	17,614	2,531	55,372	34,400	17,870	1,383	53,653
Product and web site development	13,876	3,466	749	18,091	12,442	2,299	2,407	17,148
General and administrative	12,925	7,690	17,466	38,081	15,401	7,783	17,170	40,354
Amortization of intangible assets	—	—	1,003	1,003	—	—	1,336	1,336

Total operating expenses	62,028	28,770	21,749	112,547	62,243	27,952	22,296	112,491

Income (loss) from operations	$29,506	$(4,446)	$(22,948)	$2,112	$22,976	$(1,254)	$(24,196)	$(2,474)

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
     On May 18, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by InternetAd Systems, LLC (“InternetAd”) in a lawsuit described in Note 21, “Commitments and Contingencies -Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case, and the claims against the Company were dismissed by InternetAd with prejudice.
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
     Our primary consumer web sites are Move.comTM and REALTOR.com®, the official site of the National Association of REALTORS® (“NAR”), which provide new and existing homes, apartments, corporate housing, and self-storage listings and are home information resource sites with an emphasis on content related to mortgage financing, moving and storage, and home and garden activities. Our web sites also include SeniorHousingNetTM.com, a comprehensive resource for seniors and Moving.comTM which connects consumers with moving companies, van lines, truck rental providers and self storage facilities.
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
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased approximately $0.8 million, or 3%, to $27.5 million for the three months ended June 30, 2007 from $28.3 million for the three months ended June 30, 2006. The decrease was primarily due to a decrease in personnel related costs of $1.0 million, partially offset by other cost increases of $0.2 million.
     Product and web site development. Product and web site development expenses increased approximately $0.5 million, or 6%, to $9.3 million for the three months ended June 30, 2007 from $8.8 million for the three months ended June 30, 2006 primarily due to increased efforts to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses.
     General and administrative. General and administrative expenses decreased approximately $2.0 million, or 10%, to $17.4 million for the three months ended June 30, 2007 from $19.4 million for the three months ended June 30, 2006. The decrease was primarily due to a $2.5 million decrease in non-cash stock-based compensation due to a $6.5 million reversal of previously recognized expense associated with restricted stock units, partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants. There was a reduction in consulting expenses of $1.6 million, $0.8 million of which resulted from the completion of the relocation of our data center in fiscal 2006, partially offset by an increase in insurance costs as a result of a one-time refund of $1.2 million received in the three months ending June 30, 2006, and an increase in personnel related costs of $0.9 million.
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

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2007	2006
	(Restated)
Cost of revenue	$33	$29
Sales and marketing	268	371
Product and web site development	237	340
General and administrative	(508)	1,635

	$30	$2,375

     Stock-based compensation and charges decreased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to the reversal of previously recognized expense associated with restricted stock units, partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2007 (Restated)				June 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$54,750	$18,876	$—	$73,626	$52,099	$21,792	$—	$73,891
Cost of revenue	8,480	6,183	636	15,299	8,463	7,072	912	16,447

Gross profit (loss)	46,270	12,693	(636)	58,327	43,636	14,720	(912)	57,444

Sales and marketing	17,106	8,845	1,527	27,478	18,075	9,358	879	28,312
Product and web site development	7,149	1,884	236	9,269	6,508	1,269	1,016	8,793
General and administrative	5,738	3,631	8,005	17,374	7,674	3,770	7,934	19,378
Amortization of intangible assets	—	—	505	505	—	—	589	589

Total operating expenses	29,993	14,360	10,273	54,626	32,257	14,397	10,418	57,072

Income (loss) from operations	$16,277	$(1,667)	$(10,909)	$3,701	$11,379	$323	$(11,330)	$372

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
     Real Estate Services expenses decreased $2.2 million, or 5%, to $38.5 million for the three months ended June 30, 2007, compared to $40.7 million for the three months ended June 30, 2006. The decrease was primarily due to a $2.2 million decrease in personnel related costs, a $1.5 million decrease in non-cash stock-based compensation due to a $1.9 million reversal of previously recognized expense associated with restricted stock units partially offset by additional stock option grants. These decreases were partially offset by a $1.4 million increase in consulting costs resulting from increased product development efforts and other cost increases of $0.1 million.
     Real Estate Services generated operating income of $16.3 million for the three months ended June 30, 2007, compared to operating income of $11.4 million for the three months ended June 30, 2006, primarily due to the increased revenue discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
       Consumer Media
     Consumer Media, formerly Move-Related Services, consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comTM, Moving.comTM, and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products and the sale of new home plans and related magazines through our Homeplans business.

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
     Consumer Media expenses decreased $1.0 million, or 5%, to $20.5 million for the three months ended June 30, 2007, compared to $21.5 million for the three months ended June 30, 2006. The decrease was primarily due to a $1.0 million decrease in material and shipping costs.
     Consumer Media generated an operating loss of $1.7 million for the three months ended June 30, 2007, compared to operating income of $0.3 million for the three months ended June 30, 2006 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2007.
       Unallocated
     Unallocated expenses decreased $0.4 million, or 4%, to $10.9 million for the three months ended June 30, 2007, compared to $11.3 million for the three months ended June 30, 2006. The decrease was primarily due to a $1.6 million decrease in consulting costs, $0.8 million of which resulted from the completion of the relocation of our data center in fiscal 2006. There was an additional decrease due to a $0.8 million reduction in non-cash stock-based compensation due to a $4.1 million reversal of previously recognized expense associated with restricted stock units, partially offset by an increase due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants. These decreases were partially offset by an increase in insurance costs as a result of a one-time refund of $1.2 million in the six months ending June 30, 2006, increases in personnel related costs of $0.4 million and other cost increases of $0.4 million.
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
       Operating Expenses
       Sales and marketing. Sales and marketing expenses increased approximately $1.7 million, or 3%, to $55.4 million for the six months ended June 30, 2007 from $53.7 million for the six months ended June 30, 2006. The increase was primarily due to an increase in distribution and online marketing costs of $0.7 million, increased consulting costs of $0.4 million and other increases of $0.6 million.
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
       General and administrative. General and administrative expenses decreased approximately $2.3 million, or 6%, to $38.1 million for the six months ended June 30, 2007 from $40.4 million for the six months ended June 30, 2006. The decrease was primarily due to a $3.4 million reduction in consulting costs, $1.6 million of which resulted from the completion of the relocation of our data center in fiscal 2006. There was also a $0.1 million decrease in non-cash stock-based compensation during the six months ended June 30, 2007 primarily due to a $4.0 million reversal of previously recognized expense associated with restricted stock units partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants. These decreases were partially offset by an increase in insurance costs as a result of a one-time refund of $1.2 million received in the three months ending June 30, 2006.
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
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2007	2006
	(Restated)
Cost of revenue	$77	$158
Sales and marketing	822	928
Product and web site development	512	839
General and administrative	4,186	3,961

	$5,597	$5,886

     Stock-based compensation and charges decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 primarily due to the reversal of previously recognized expense associated with restricted stock units partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants.
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

       Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2007 (Restated)				June 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$108,273	$36,383	$—	$144,656	$101,348	$41,522	$—	$142,870
Cost of revenue	16,739	12,059	1,199	29,997	16,129	14,824	1,900	32,853

Gross profit (loss)	91,534	24,324	(1,199)	114,659	85,219	26,698	(1,900)	110,017

Sales and marketing	35,227	17,614	2,531	55,372	34,400	17,870	1,383	53,653
Product and web site development	13,876	3,466	749	18,091	12,442	2,299	2,407	17,148
General and administrative	12,925	7,690	17,466	38,081	15,401	7,783	17,170	40,354
Amortization of intangible assets	—	—	1,003	1,003	—	—	1,336	1,336

Total operating expenses	62,028	28,770	21,749	112,547	62,243	27,952	22,296	112,491

Income (loss) from operations	$29,506	$(4,446)	$(22,948)	$2,112	$22,976	$(1,254)	$(24,196)	$(2,474)

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
     Real Estate Services expenses increased $0.4 million, or 1%, to $78.8 million for the six months ended June 30, 2007, compared to $78.4 million for the six months ended June 30, 2006. The increase was due to a $2.3 million increase in consulting costs related primarily to increased product development efforts and other cost increases of $0.5 million, partially offset by decreased personnel related costs of $1.7 million and a $0.7 million decrease in non-cash stock-based compensation primarily due to a $1.3 million reversal of previously recognized expense associated with restricted stock units partially offset by additional stock option grants.
     Real Estate Services generated operating income of $29.5 million for the six months ended June 30, 2007, compared to operating income of $23.0 million for the six months ended June 30, 2006, primarily due to the increased revenue discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
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
     Consumer Media expenses decreased $2.0 million, or 5%, to $40.8 million for the six months ended June 30, 2007, compared to $42.8 million for the six months ended June 30, 2006. The decrease was primarily due to a $2.4 million decrease in material and shipping costs and other cost decreases of $0.8 million, partially offset by a $1.2 million increase in product development costs.
     Consumer Media generated an operating loss of $4.4 million for the six months ended June 30, 2007 compared to operating loss of $1.3 million for the six months ended June 30, 2006 primarily due to factors outlined above. We have announced plans for continued investments in our Welcome Wagon® business that could negatively impact our operating results in this segment for the remainder of 2007.

       Unallocated
     Unallocated expenses decreased $1.3 million, or 5%, to $22.9 million for the six months ended June 30, 2007, compared to $24.2 million for the six months ended June 30, 2006. The decrease was primarily due to a $4.3 million reduction in consulting costs, $1.6 million of which resulted from the completion of the relocation of our data center in fiscal 2006. This decrease was partially offset by an increase in insurance costs as a result of a one-time refund of $1.2 million in the three months ending June 30, 2006, along with a $1.3 million increase in personnel related expenses and other cost increases of $0.2 million. There was also a $0.3 million increase in expense for non-cash stock-based compensation during the six months ended June 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants partially offset by a $2.5 million reversal of previously recognized expense associated with restricted stock units.
       Liquidity and Capital Resources
     Net cash provided by operating activities of $18.5 million for the six months ended June 30, 2007 was attributable to the net income from operations of $7.1 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gains on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $12.0 million offset by changes in operating assets and liabilities of $0.6 million.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”). As of the date of this Form 10-Q and except as disclosed in Note 21 in our Annual Report, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and except as provided in Note 11, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q, there have been no material developments in the litigation or administrative proceedings described in Note 21 to the Consolidated Financial Statements contained in our Annual Report.
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
     In the first quarter of 2007, Realogy Corporation, the owner of the largest brokerage in the country, NRT Incorporated, and franchisor of Coldwell BankerTM, Century 21TM, ERATM and Sotheby’s InternationalTM announced marketing agreements to have all of their real estate listings uploaded to Google and Trulia search engines. In addition, a small number of MLSs have also agreed to put their listings on Google and other prominent websites. We would expect this trend will continue and that more of our competitors will be able to obtain real estate listings that were previously only available to us. This trend could make our web sites less attractive and less unique than they have been in the past.
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

Item 6. Exhibits
     Exhibits

10.1	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.2	Jack Dennison 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.3	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.4	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.5	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007)

10.6	Letter between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007)

10.7	Letter Agreement with Jack Dennison dated June 26, 2007 with form of Services Agreement as Attachment A (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: February 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.2	Jack Dennison 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.3	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.4	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007)

10.5	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007)

10.6	Letter between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007)

10.7	Letter Agreement with Jack Dennison dated June 26, 2007 with form of Services Agreement as Attachment A (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith