Form 10-Q/A
period 2007-09-30
MOVE INC
filed 2008-02-28
CIK 1085770

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

EXPLANATORY NOTE
The Company is restating its financial statements for the three and nine month periods ended September 30, 2007 by amending its 2007 Quarterly Report on Form 10-Q for the period ended September 30, 2007.
All amendments and restatements to the financial statements affected are non-cash in nature.
See Note 2 to the financial statements included elsewhere herein for a complete description of the restatement. The following is a brief summary of the impact of the restatement:
In the second quarter of 2007, the Company modified the terms for granting its restricted stock unit awards, which created a new measurement date. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, management should have assessed the likelihood of achieving the original targets and awarding the restricted stock as improbable. As such, SFAS 123R required that any previously recognized expense related to the restricted stock units be reversed and that the Company remeasure the fair value of the grants and defer any future compensation expense until it was probable that the awards would ultimately vest. Instead, the awards continued to be accounted for under the assumption that 100% would be vested. The reported results for the three and nine months ended September 30, 2007 have been revised to reverse all previously recognized compensation expense related to the restricted stock units.
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
Part I — Item 1 — Condensed Consolidated Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatement
Other than as stated above, this Form 10-Q/A continues to reflect the results as of, and for the three and nine month periods ended September 30, 2007, or (where applicable) as of the date of the Original Filing, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.
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
	(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,333	$14,873
Short-term investments	165,050	142,975
Accounts receivable, net	18,349	18,279
Other current assets	16,287	34,468

Total current assets	220,019	210,595

Property and equipment, net	37,491	29,245
Goodwill, net	23,877	23,877
Intangible assets, net	15,819	16,715
Restricted cash	3,327	4,279
Other assets	1,589	1,238

Total assets	$302,122	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,846	$4,904
Accrued expenses	31,580	26,738
Obligation under capital leases	2,005	1,904
Deferred revenue	45,495	50,075

Total current liabilities	83,926	83,621

Obligation under capital leases	651	2,167
Other liabilities	1,852	2,497

Total liabilities	86,429	88,285

Commitments and contingencies (see note 13)

Series B convertible preferred stock	99,933	96,212

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	154
Additional paid-in capital	2,082,049	2,069,399
Accumulated other comprehensive income	688	326
Accumulated deficit	(1,967,132)	(1,968,427)

Total stockholders’ equity	115,760	101,452

Total liabilities and stockholders’ equity	$302,122	$285,949

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	(Restated)	2006	(Restated)	2006
		(In thousands, except per share amounts)
		(Unaudited)
Revenue	$75,570	$75,672	$220,226	$218,542
Cost of revenue	16,015	16,967	46,012	49,820

Gross profit	59,555	58,705	174,214	168,722

Operating expenses:
Sales and marketing	28,535	28,928	83,907	82,581
Product and web site development	8,662	8,438	26,753	25,586
General and administrative	23,064	20,950	61,145	61,304
Amortization of intangible assets	511	497	1,514	1,833
Litigation settlement	3,900	—	3,900	—
Restructuring charges	—	(278)	—	(278)

Total operating expenses	64,672	58,535	177,219	171,026

Income (loss) from operations	(5,117)	170	(3,005)	(2,304)

Interest income, net	2,567	1,900	7,383	5,309
Other income, net	676	99	1,060	602

Net income (loss) before income taxes	(1,874)	2,169	5,438	3,607

Provision for income taxes	169	—	422	—

Net income (loss)	(2,043)	2,169	5,016	3,607

Convertible preferred stock dividend and related accretion	(1,248)	(1,189)	(3,721)	(3,544)

Net income (loss) applicable to common stockholders	$(3,291)	$980	$1,295	$63

Unrealized gain on marketable securities	6	13,488	5	13,488
Foreign currency translation	150	13	357	64

Comprehensive income (loss)	$(3,135)	$14,481	$1,657	$13,615

Net income (loss) per common share: (see note 9)
Basic net income (loss) applicable to common stockholders	$(0.02)	$0.01	$0.01	$0.00

Diluted net income (loss) applicable to common stockholders	$(0.02)	$0.01	$0.01	$0.00

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 9)
Basic	155,015	151,916	154,749	150,556

Diluted	155,015	164,394	165,166	165,145

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2007
	(Restated)	2006
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,016	$3,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,205	7,733
Amortization of intangible assets	1,514	1,833
Provision for doubtful accounts	791	1,742
Gain on sales of property and equipment	(333)	—
Stock-based compensation and charges	10,392	10,202
Change in market value of embedded derivative liability	(688)	—
Other non-cash items	(52)	(313)

Changes in operating assets and liabilities:
Accounts receivable	(861)	(3,035)
Other assets	(3,313)	(514)
Accounts payable and accrued expenses	4,543	(17,815)
Deferred revenue	(4,652)	9,695

Net cash provided by operating activities	20,562	13,135

Cash flows from investing activities:
Purchases of property and equipment	(16,044)	(8,653)
Proceeds from the surrender of life insurance policy	5,200	—
Proceeds from sales of marketable equity securities	15,743	—
Proceeds from sales of property and equipment	334	—
Purchases of intangible assets	(618)	—
Maturities of short-term investments	45,200	26,325
Purchases of short-term investments	(67,275)	(25,175)
Acquisitions, net	—	(9,572)

Net cash used in investing activities	(17,460)	(17,075)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,821	5,215
Restricted cash	952	804
Payments on capital lease obligations	(1,415)	(2,112)

Net cash provided by financing activities	2,358	3,907

Change in cash and cash equivalents	5,460	(33)

Cash and cash equivalents, beginning of period	14,873	13,272

Cash and cash equivalents, end of period	$20,333	$13,239

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
2. Restatement of Financial Statements
     The Company is restating its financial statements for the three and nine month periods ended September 30, 2007 in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2007.
     In the second quarter of 2007, the Company modified the terms for granting its restricted stock unit awards, which created a new measurement date. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, management should have assessed the likelihood of achieving the original targets and awarding the restricted stock as improbable. As such, SFAS 123R required that any previously recognized expense related to the restricted stock units be reversed and that the Company remeasure the fair value of the grants and defer any future compensation expense until it was probable that the awards would ultimately vest. Instead, the awards continued to be accounted for under the assumption that 100% would be vested. The reported results for the three and nine months ended September 30, 2007 have been revised to reverse all previously recognized compensation expense related to the restricted stock units.
     In the Balance Sheets, the effect on the adjustment on Additional paid-in capital and Accumulated deficit as of September 30, 2007 was as follows:

	September 30, 2007
	(As Reported)	(Adjustment)	(As Restated)
Additional paid in capital	$2,091,260	$(9,211)	$2,082,049
Accumulated deficit	$(1,976,343)	$9,211	$(1,967,132)

     In the Statements of Operations, the effect of the adjustment on Operating expenses, Income (loss) from operations, net income (loss) before income taxes, Net income (loss) and Net income (loss) applicable to common stockholders for the three and nine months ended September 30, 2007 was as follows:

	For the three months ended			For the nine months ended
	September 30, 2007			September 30, 2007
	(As Reported)	(Adjustment)	(As Restated)	(As Reported)	(Adjustment)	(As Restated)
Revenue	$75,570	$—	$75,570	$220,226	$—	$220,226
Cost of revenue	16,015	—	16,015	46,012	—	46,012

Gross profit	59,555	—	59,555	174,214	—	174,214

Operating expenses:
Sales and marketing	28,387	148	28,535	83,907	—	83,907
Product and web site development	8,725	(63)	8,662	26,871	(118)	26,753
General and administrative	24,434	(1,370)	23,064	70,238	(9,093)	61,145
Amortization of intangible assets	511	—	511	1,514	—	1,514
Litigation settlement	3,900	—	3,900	3,900	—	3,900

Total operating expenses	65,957	(1,285)	64,672	186,430	(9,211)	177,219

Income (loss) from operations	(6,402)	1,285	(5,117)	(12,216)	9,211	(3,005)

Interest income, net	2,567	—	2,567	7,383	—	7,383
Other income (expense), net	676	—	676	1,060	—	1,060

Net income (loss) before income taxes	(3,159)	1,285	(1,874)	(3,773)	9,211	5,438

Provision for income taxes	169	—	169	422	—	422

Net income (loss)	(3,328)	1,285	(2,043)	(4,195)	9,211	5,016

Convertible preferred stock dividend and related accretion	(1,248)	—	(1,248)	(3,721)	—	(3,721)

Net income (loss) applicable to common stockholders	$(4,576)	$1,285	$(3,291)	$(7,916)	$9,211	$1,295

Unrealized loss on marketable securities	6	—	6	5	—	5
Foreign currency translation	150	—	150	357	—	357

Comprehensive income (loss)	$(4,420)	$1,285	$(3,135)	$(7,554)	$9,211	$1,657

Net income (loss) per common share:
Basic	$(0.03)	$0.01	$(0.02)	$(0.05)	$0.06	$0.01

Diluted	$(0.03)	$0.01	$(0.02)	$(0.05)	$0.06	$0.01

     In the Statement of Cash Flows, the effect of the adjustment on Net income (loss) and Stock-based compensation and charges for the nine months ended September 30, 2007 was as follows:

	September 30, 2007
	(As Reported)	(Adjustment)	(As Restated)
Net income (loss)	$(4,195)	$9,211	$5,016
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation and charges	$19,603	$(9,211)	$10,392
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
7. Contract Termination Costs
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
8. Stock-Based Compensation and Charges
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
     The Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers. The following summarizes the restricted stock unit activity (in thousands):

Number of
Restricted Stock
Units
Initial units granted	5,145
Units forfeited	(505)

Non-vested units at December 31, 2006	4,640
Units granted	2,325
Units forfeited	(1,430)

Non-vested units at September 30, 2007	5,535

     Based on the original terms of the awards, the officers were to earn shares of the Company’s stock, based on the attainment of certain performance goals relating to the Company’s revenues and operating income (as defined by the Management Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the three months ended June 30, 2007, the Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods from the original awards, reducing the original restricted stock units available for vesting at the conclusion of 2008 by 50% for each of the executives, and revising the target financial performance for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by attainment of those performance goals.
     As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award has been reversed to reflect this assumption. Recognition of compensation for these units will be deferred until management determines that it is probable that it will achieve the new performance targets. As a result, $6.5 million of stock-based compensation expense previously recognized was reversed for the nine months ended September 30, 2007. As of September 30, 2007, the fair value of the remaining restricted stock units granted was $25.2 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.23 – 4.60%	4.60 – 4.91%	4.23 – 5.16%	4.35 – 5.18%
Expected term (in years)	6.06	6.06	6.06	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	80%	70 – 75%	80%
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	(Restated)	2006	(Restated)	2006
Cost of revenue	$56	$18	$133	$176
Sales and marketing	347	354	1,169	1,282
Product and web site development	333	249	845	1,088
General and administrative	4,059	3,695	8,245	7,656

Total	$4,795	$4,316	$10,392	$10,202

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
9. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	(Restated)	2006	(Restated)	2006
Numerator:
Net income (loss)	$(2,043)	$2,169	$5,016	$3,607
Convertible preferred stock dividend and related accretion	(1,248)	(1,189)	(3,721)	(3,544)

Net income (loss) applicable to common stockholders	$(3,291)	$980	$1,295	$63

Denominator:
Basic weighted average shares outstanding	155,015	151,916	154,749	150,556
Add: dilutive effect of options, warrants and restricted stock	—	12,478	10,417	14,589

Diluted weighted average shares outstanding	155,015	164,394	165,166	165,145

Net income (loss) per common share:
Basic net income (loss) per share applicable to common stockholders	$(0.02)	$0.01	$0.01	$0.00

Diluted net income (loss) per share applicable to common stockholders	$(0.02)	$0.01	$0.01	$0.00

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 63,104,083 and 31,617,156 for both the three and nine months ended September 30, 2007, respectively, and 30,468,381 and 25,923,132 for the three and nine months ended September 30, 2006, respectively.
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
           Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	September 30, 2007 (Restated)				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,936	$19,634	$—	$75,570	$53,395	$22,277	$—	$75,672
Cost of revenue	8,897	6,532	586	16,015	8,352	7,631	984	16,967

Gross profit (loss)	47,039	13,102	(586)	59,555	45,043	14,646	(984)	58,705
Sales and marketing	18,116	8,626	1,793	28,535	17,469	9,793	1,666	28,928
Product and web site development	6,856	1,433	373	8,662	6,279	1,207	952	8,438
General and administrative	7,157	3,595	12,312	23,064	7,230	4,555	9,165	20,950
Amortization of intangible assets	—	—	511	511	—	—	497	497
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	32,129	13,654	18,889	64,672	30,978	15,555	12,002	58,535

Income (loss) from operations	$14,910	$(552)	$(19,475)	$(5,117)	$14,065	$(909)	$(12,986)	$170

	Nine Months Ended
	September 30, 2007 (Restated)				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,209	$56,017	$—	$220,226	$154,743	$63,799	$—	$218,542
Cost of revenue	25,636	18,591	1,785	46,012	24,481	22,455	2,884	49,820

Gross profit (loss)	138,573	37,426	(1,785)	174,214	130,262	41,344	(2,884)	168,722
Sales and marketing	53,343	26,240	4,324	83,907	51,869	27,663	3,049	82,581
Product and web site development	20,732	4,899	1,122	26,753	18,721	3,506	3,359	25,586
General and administrative	20,082	11,285	29,778	61,145	22,631	12,338	26,335	61,304
Amortization of intangible assets	—	—	1,514	1,514	—	—	1,833	1,833
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	94,157	42,424	40,638	177,219	93,221	43,507	34,298	171,026

Income (loss) from operations	$44,416	$(4,998)	$(42,423)	$(3,005)	$37,041	$(2,163)	$(37,182)	$(2,304)

11. Income Taxes
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
12. Settlement of Disputes and Litigation
     On September 7, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by Scott C. Harris and Memory Control Enterprise, LLC (“MCE”) in a lawsuit described in Note 21, “Commitments and Contingencies – Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case, and the claims against the Company were dismissed by the plaintiffs with prejudice.
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
13. Commitments and Contingencies
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
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 13, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.
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

     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased approximately $0.4 million, or 1%, to $28.5 million for the three months ended September 30, 2007, from $28.9 million for the three months ended September 30, 2006. The decrease was primarily due to a decrease in online marketing costs.
     Product and web site development. Product and web site development expenses remained relatively stable, increasing approximately $0.3 million, or 4%, to $8.7 million for the three months ended September 30, 2007, from $8.4 million for the three months ended September 30, 2006.
     General and administrative. General and administrative expenses increased approximately $2.1 million, or 10%, to $23.1 million for the three months ended September 30, 2007, from $21.0 million for the three months ended September 30, 2006. The increase was primarily due to a $2.2 million increase in personnel related costs, $1.2 million of which represented one-time severance costs for a key executive, a $0.7 million charge taken in the three months ended September 30, 2007 for lease termination costs, a $0.7 million increase in consulting costs related to internal business system support, a $0.4 million increase in non-cash stock-based compensation due to additional stock option grants and restricted stock amortization, and other cost increases of $0.4 million. These increases were partially offset by a $1.0 million decrease in bad debt expense and a $1.3 million reduction in consulting expenses resulting from the completion of the relocation of our data center in fiscal 2006.
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
      Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2007
	(Restated)	2006
Cost of revenue	$56	$18
Sales and marketing	347	354
Product and web site development	333	249
General and administrative	4,059	3,695

	$4,795	$4,316

     Stock-based compensation and charges increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to additional stock option grants and restricted stock amortization.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30, 2007 (Restated)				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,936	$19,634	$—	$75,570	$53,395	$22,277	$—	$75,672
Cost of revenue	8,897	6,532	586	16,015	8,352	7,631	984	16,967

Gross profit (loss)	47,039	13,102	(586)	59,555	45,043	14,646	(984)	58,705
Sales and marketing	18,116	8,626	1,793	28,535	17,469	9,793	1,666	28,928
Product and web site development	6,856	1,433	373	8,662	6,279	1,207	952	8,438
General and administrative	7,157	3,595	12,312	23,064	7,230	4,555	9,165	20,950
Amortization of intangible assets	—	—	511	511	—	—	497	497
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	32,129	13,654	18,889	64,672	30,978	15,555	12,002	58,535

Income (loss) from operations	$14,910	$(552)	$(19,475)	$(5,117)	$14,065	$(909)	$(12,986)	$170

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
     Real Estate Services expenses increased $1.7 million, or 4%, to $41.0 million for the three months ended September 30, 2007, compared to $39.3 million for the three months ended September 30, 2006. The increase was primarily due to a $1.3 million increase in consulting costs resulting from increased product development efforts and other cost increases of $0.4 million.
     Real Estate Services generated operating income of $14.9 million and $14.1 million for the three months ended September 30, 2007 and 2006, respectively, due to factors outlined above. We will continue to pursue revenue growth through new product offerings and new market opportunities.
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
     Consumer Media expenses decreased $3.0 million, or 13%, to $20.2 million for the three months ended September 30, 2007, compared to $23.2 million for the three months ended September 30, 2006. The decrease was primarily due a $1.2 million decrease in sales and marketing costs as a direct result of reduced revenues, a $1.0 million decrease in bad debt expense, and a $0.9 million decrease in material and shipping costs related to lower distribution in our Welcome Wagon® business. There decreases were offset by various operating cost increases of $0.1 million.
     Consumer Media generated an operating loss of $0.6 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, primarily due to factors outlined above.
     Unallocated
     Unallocated expenses increased $6.5 million, or 50%, to $19.5 million for the three months ended September 30, 2007, compared to $13.0 million for the three months ended September 30, 2006. The increase was primarily due to a $3.9 million increase in litigation settlements, an increase in personnel related costs of $1.9 million, $1.5 million of which represented one-time severance costs for key executives, a $0.7 million charge taken in the three months ended September 30, 2007 for lease termination costs, increased legal fees of $0.4 million and other costs increases of $0.9 million. These increases were partially offset by a decrease of $1.3 million in consulting costs primarily resulting from the completion of the relocation of our data center in fiscal 2006.
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
     Product and web site development. Product and web site development expenses increased approximately $1.2 million, or 5%, to $26.8 million for the nine months ended September 30, 2007 from $25.6 million for the nine months ended September 30, 2006 primarily due to an increase of $2.3 million in consulting costs to improve our product offerings in our REALTOR.com®, Top Producer®, and Welcome Wagon® businesses and other increases of $0.6 million, partially offset by a $1.7 million decrease in personnel related costs.
     General and administrative. General and administrative expenses decreased approximately $0.2 million, less than 1%, to $61.1 million for the nine months ended September 30, 2007 from $61.3 million for the nine months ended September 30, 2006. The decrease was primarily due to a $3.1 million reduction in consulting costs resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $0.9 million. This decrease was partially offset by an increase in insurance costs as a result of a one-time refund of $1.2 million received in the nine months ending September 30, 2006 and increases in personnel related costs of $2.4 million, $1.2 million of which represented one-time severance costs for a key executive. There was an increase of $0.2 million in non-cash stock-based compensation during the nine months ended September 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants partially offset by a $4.0 million reversal of previously recognized expense associated with restricted stock units.
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
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2007
	(Restated)	2006
Cost of revenue	$133	$176
Sales and marketing	1,169	1,282
Product and web site development	845	1,088
General and administrative	8,245	7,656

	$10,392	$10,202

     Stock-based compensation and charges increased for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 primarily due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants partially offset by a $4.0 million reversal of previously recognized expense associated with restricted stock units.
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
     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Nine Months Ended
	September 30, 2007 (Restated)				September 30, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,209	$56,017	$—	$220,226	$154,743	$63,799	$—	$218,542
Cost of revenue	25,636	18,591	1,785	46,012	24,481	22,455	2,884	49,820

Gross profit (loss)	138,573	37,426	(1,785)	174,214	130,262	41,344	(2,884)	168,722
Sales and marketing	53,343	26,240	4,324	83,907	51,869	27,663	3,049	82,581
Product and web site development	20,732	4,899	1,122	26,753	18,721	3,506	3,359	25,586
General and administrative	20,082	11,285	29,778	61,145	22,631	12,338	26,335	61,304
Amortization of intangible assets	—	—	1,514	1,514	—	—	1,833	1,833
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Restructuring charges	—	—	—	—	—	—	(278)	(278)

Total operating expenses	94,157	42,424	40,638	177,219	93,221	43,507	34,298	171,026

Income (loss) from operations	$44,416	$(4,998)	$(42,423)	$(3,005)	$37,041	$(2,163)	$(37,182)	$(2,304)

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
     Real Estate Services expenses increased $2.1 million, or 2%, to $119.8 million for the nine months ended September 30, 2007, compared to $117.7 million for the nine months ended September 30, 2006. The increase was due to a $3.6 million increase in consulting costs related primarily to increased product development efforts and other cost increases of $0.2 million. These increases were partially offset by a $1.1 million decrease in personnel related costs primarily in product development and a $0.6 million decrease in non-cash stock-based compensation primarily due to a $1.3 million reversal of previously recognized expense associated with restricted stock units partially offset by additional stock option grants.
     Real Estate Services generated operating income of $44.4 million for the nine months ended September 30, 2007, compared to operating income of $37.0 million for the nine months ended September 30, 2006, primarily due to the increased revenue discussed above. We will continue to pursue revenue growth through new product offerings and new market opportunities.

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
     Consumer Media expenses decreased $5.0 million, or 8%, to $61.0 million for the nine months ended September 30, 2007, compared to $66.0 million for the nine months ended September 30, 2006. The decrease was primarily due to decreases in material and shipping costs of $2.9 million related to lower distribution in our Welcome Wagon® business, a decrease of $2.2 million in personnel related costs in sales and marketing as a direct result of reduced revenues, a $1.0 million decrease in bad debt expense and other cost decreases of $0.3 million, partially offset by a $1.4 million increase in product development.
     Consumer Media generated an operating loss of $5.0 million for the nine months ended September 30, 2007 compared to an operating loss of $2.2 million for the nine months ended September 30, 2006 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses increased $5.2 million, or 14%, to $42.4 million for the nine months ended September 30, 2007, compared to $37.2 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in litigation settlement costs of $3.9 million, an increase in other personnel related costs of $2.9 million, $1.5 million of which represented one-time severance costs for key executives, a $0.7 million charge taken in the nine months ended September 30, 2007 for lease termination costs, an increase in insurance costs as a result of a one-time refund of $1.2 million received in the nine months ending September 30, 2006, along with other cost increases of $1.0 million. There was also an increase of $0.6 million in expense for non-cash stock-based compensation during the nine months ended September 30, 2007 due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested as well as additional stock option grants partially offset by a $2.5 million reversal of previously recognized expense associated with restricted stock units. These increases were partially offset by a decrease of $3.1 million in consulting costs resulting from the completion of the relocation of our data center in fiscal 2006 and other consulting cost reductions of $2.0 million.
     Liquidity and Capital Resources
     Net cash provided by operating activities of $20.6 million for the nine months ended September 30, 2007 was attributable to the net income from operations of $5.0 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sales of property and equipment, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $19.8 million offset by changes in operating assets and liabilities of $4.2 million.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”) and in Note 13, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report and in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     Exhibits

10.1	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2007 filed November 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ W. MICHAEL LONG W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III Lewis R. Belote, III
Chief Financial Officer
Date: February 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2007 filed November 2, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith