Form 10-K
period 2007-12-31
MOVE INC
filed 2008-02-29
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26659
Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30700 Russell Ranch Road	91362
Westlake Village, California (Zip Code) (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(805) 557-2300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 29, 2007*	$516,297,643
Number of shares of common stock outstanding as of February 25, 2008	151,666,255

*	Based on the closing price of the common stock of $4.48 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2007

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

OVERVIEW

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.comtm, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business and local merchant and community information to new movers through our Welcome Wagon® business.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 8.5 million consumers to our network per month in 2007 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

Our vision is to revolutionize the American dream of home ownership. A home is the single largest investment in most people’s lives, and we believe a tremendous opportunity exists to help transform the difficult process of finding a place to live into the emotional connection of home. Our mission is to be the most trusted source for real estate online.

The strategy for realizing our vision is built upon three pillars:

•	Build the leading real estate search experience: providing the greatest breadth and depth of property listings coupled with rich, timely neighborhood information in a superior, consumer-friendly search experience to enable us to be the most used real estate search engine and the most trusted consumer site.

•	Integrate proprietary home and listings-related content: integrating content such as neighborhood and community information to improve decision-making and the enjoyment of home will enable us to convert real estate search users into recurring users and broaden our advertiser base.

•	Improve relevance and effectiveness of advertising: aggregating the largest audience of prospective and current homeowners and renters and understanding their behavior, demographics, needs and intent to allow us to deliver contextually relevant ads targeted to the right consumer at the right time.

We operate under two business segments: Real Estate Services and Consumer Media (formerly referred to as “Move-Related Services”), which for the year ended December 31, 2007, represented approximately 77% and 23% of our revenue, respectively. For information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in Item 7 and Segment Data contained in Note 12 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

We generate a substantial majority of our revenue from selling advertising and marketing solutions to real estate industry participants, including real estate agents, homebuilders and rental property owners, as well as to other local and national advertisers interested in reaching our consumer audience. Most of our revenue is derived from subscription-based services that allow our customers to easily budget for our services. Our sales force consists of a combination of internal phone-based account executives and field sales personnel.

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters is located in Westlake Village, California. Our phone number is (805) 557-2300. Our periodic and current reports are available, free of charge, on our web site, http://investor.move.com, as soon as possible after such material is electronically filed with, or furnished to, the SEC.

REAL ESTATE SERVICES

Real Estate Services incorporates all revenue and associated costs for products and services sold to real estate professionals, including real estate agents and brokers, new home builders, and rental owners or operators. We provide marketing solutions to help real estate professionals reach and connect with the highly targeted consumer audience we have attracted to our web sites. Real Estate Services is comprised of our REALTOR.com®, Top Producer® and Move® New Homes and Rentals businesses.

REALTOR.com®

The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. We display on REALTOR.com® listing content received from approximately 900 MLSs across the United States, resulting in a searchable database of approximately four million existing homes for sale. Half of our listings are updated more than once daily and over one million are updated every fifteen minutes, providing the most comprehensive and timely content available on the Internet.

In addition to property listings and neighborhood profiles, we offer consumers information and tools designed to assist them in understanding the value of their home, preparing the home for sale, listing and advertising the home, home affordability, the offer process, applying for a loan and understanding the mortgage options available, closing the purchase and planning the move.

REALTOR.com® is the official web site of NAR, the largest trade association in the United States that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.3 million members as of December 31, 2007. Under our agreement with NAR, we operate REALTOR.com®, and as such we present basic MLS property listings on the web site at no charge to real estate professionals.

We offer the following services to enable real estate professionals to manage their online content and branding presence and better connect with home buyers and sellers:

Showcase Listing Enhancements.  When an agent or broker purchases the enhanced listing product they are then able to promote their listings by adding more photos, virtual tours, video and printable brochures to the basic listing. They can also personalize the listing by adding custom copy, text effects, their own personal branding information, links to their personal web site and more. Enhanced listings are priced based on the size of a geographic market and the number of annual listings an agent may have, and are sold on an annual subscription basis. Historically we have sold enhanced listings directly to individual real estate agents. During 2006 and 2007, we experienced an increase in real estate brokers purchasing enhanced listings on behalf of their agents. Our listing enhancement product represented approximately 31%, 26%, and 23% of our overall revenue for fiscal years 2007, 2006 and 2005, respectively;

Display ad products.  We provide numerous opportunities for real estate professionals to promote individual properties, themselves or their company brand. These products are priced based on geographic market and are sold on a three, six or twelve month subscription bases:

•	Featured Homestm allows agents or brokers to more prominently display a limited number of their property listings on the REALTOR.com® web site by presenting them first in certain searches of their respective zip codes;

•	Featured Agenttm, Featured Companytm and Featured Communitytm all provide the opportunity for agents or brokers to promote themselves and their services on REALTOR.com® in the form of banner advertising within a geographically targeted real estate audience; and

•	Featured CMAtm allows agents or brokers to present consumers with information about their local market conditions and, in the process, recognize the value of contacting them for professional consultation and assistance.

Our Featured Homes product represented approximately 11%, 11%, and 10% of our overall revenue for fiscal years 2007, 2006 and 2005, respectively; and

Web sites.  We design, host, and maintain personal and corporate web sites for real estate professionals. We offer a series of template web sites designed specifically for agents and brokers, which are sold on an annual subscription basis. The Enterprise, our media design and production business unit, designs and builds customized web sites for brokerage customers seeking web sites with specialized features and expanded functionality. Such websites can display listings for a broker’s local market using Internet Data Exchange (“IDX”) protocols and technology. We support IDX data feeds in approximately 300 markets.

Top Producer®

Our primary Top Producer product, “7itm”, is the leading customer relationship management (CRM) software designed specifically for real estate agents. Top Producer’s 7i web-based application features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. Products are co-branded for some of the country’s largest franchise brands, such as RE/MAX, Keller Williams, Coldwell Banker, Century 21, ERA, GMAC and Real Estate One. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties. We recently introduced “8i”, an upgraded version of our product that provides greater ease of use, performance and better custom branding. All current users will have the ability to upgrade to this expanded offering at no additional charge.

The Top Producer CRM software is offered exclusively as a web-based application that is purchased through an initial annual subscription. We currently have over 65,000 subscribers using the web-based CRM software. Our 7i product represented approximately 10% of our overall revenue for fiscal year 2007.

We also offer Market Snapshottm and Market Buildertm, products that allow real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot and Market Builder are currently purchased through an annual subscription and are available on a stand alone basis, or bundled with 7i and other Top Producer products.

Move® New Homes

The Move New Homes channel of Move.com is the official new homes listing site of the National Association of Home Builders. We aggregate and display new home listings nationwide. We display these listings at no charge to consumers or to home builders. The primary services we offer home builders to enhance, promote and supplement those listings are the following:

Showcase listings.  Showcase listings allow home builders to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, elevations and plans, offering interactive floor plans, and more. Showcase listings are sold on a monthly subscription basis; and

Featured Listings.  Featured Listings allow home builders to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis.

Move® Rentals

We aggregate and display rental listings nationwide. We display these listings at no charge to consumers or to rental owners and managers. We offer the following services to enable rental property owners and managers to enhance, promote and supplement those listings:

Showcase listings.  Showcase listings allow rental property owners and managers to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, offering interactive floor plans and more. Showcase listings are sold on a monthly subscription basis; and

Featured Listings.  Featured Listings allow rental property owners and managers to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis.

CONSUMER MEDIA

Our Consumer Media segment provides advertising products and lead generation tools including display, text-link and rich media advertising positions, directory products, price quote tools and content sponsorships on our Move.com and other related web sites, as well as lead generation products for professional moving, truck rental, and self-storage businesses on our Moving.com web site. In addition, Consumer Media includes our Welcome Wagon® new-mover direct mail advertising products.

Welcome Wagon®

Our Welcome Wagon business offers local and national merchants the opportunity to reach movers through targeted and personalized direct mail services. The Welcome Wagon “New Mover” program integrates local merchant and national advertiser information into a welcome gift delivered through the mail to new homeowners shortly after their move. The welcome gift contains a customized neighborhood address book with merchant advertiser listings as well as coupons and special offers from local and national advertisers. Advertisers typically pay for the product on an annual contract basis, but we recognize revenue when we deliver impressions by mailing the product. The Welcome Wagon gift book represented approximately 11%, 12% and 13% of our overall revenue for fiscal years 2007, 2006 and 2005, respectively.

Additionally, our Welcome Wagon business offers local merchants solo marketing opportunities through its Pinpoint Mailtm product, which is sold on a per mailing basis, and its Early Advantagetm product is designed for advertisers who wish to reach new movers at their existing addresses prior to their actual move.

Media (formerly Retail Advertising)

Our Media business provides advertisers such as mortgage companies, home improvement retailers, moving service providers and other consumer product and service companies with an efficient way to target consumers in the move cycle. We offer these advertising customers a variety of products and services across the entire Move network of web sites, particularly in our Finance, Moving and Home & Garden content areas on Move.com. These products and services include graphical display advertisements, text links, sponsorships and directories. Pricing models include cost per thousand impressions (“CPM”), cost-per-click and subscription based sponsorships of specific content areas.

We also provide consumers with quotes from moving companies, truck rental companies and self-storage facilities, as well as other move-related information, on our Moving.com web site. The majority of revenue for Moving.com is derived from cost-per-lead products.

Homeplans

In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale and expect to complete a transaction in 2008. As a result, the operating results of this business have been reclassified as discontinued operations and the assets and liabilities for this business have been reclassified as assets and liabilities from discontinued operations on the balance sheet for all periods presented.

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

Our primary competitors for online real estate advertising dollars include Yahoo! Real Estate, LendingTree (a division of IAC/InterActiveCorp), HouseValues.com, HomeGain (a division of Classified Ventures, LLC), Trulia, Zillow and Google. In addition, our Move® Rentals web site faces competition from ApartmentGuide.com, Rent.com, ForRent.com and Apartments.com, and our Move® New Homes web site competes directly with NewHomeGuide.com, iNest (a division of IAC/InterActiveCorp) and NewHomeSource.com. Our Move.com web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of IAC/InterActiveCorp), GigaMoves (a division of eBay), and Living Choices (a division of Network Communications, Inc.).

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

Our Top Producer® business faces competition from First American’s MarketLinx, Inc. subsidiary and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, Salesforce.com and FrontRange Solution, Inc.’s GoldMine product. Some providers of real estate web site solutions, such as A La Mode, Inc., also offer contact management features which compete with products from Top Producer. Certain Internet media companies such as HomeGain and HouseValues, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer.

Consumer Media

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

SEASONALITY

Our Welcome Wagon® business in our Consumer Media segment is the one most affected by seasonality. Our revenue in this line of business is significantly impacted by the number of household moves in the United States each year. Due to weather and school calendars, a disproportionate percentage of moves take place in the second and third calendar quarters relative to the first and fourth quarters. As a result, we distribute a larger number of our Welcome Wagon new mover gift books in the second and third quarters each year.

Also, traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. Historically, this has caused revenue from our Media business (formerly Retail Advertising) to decline in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels.

GEOGRAPHIC REGIONS

We derive all of our revenue from our operations in North America.

INFRASTRUCTURE AND TECHNOLOGY

We seek to maintain and enhance our market position with consumers and real estate professionals by building proprietary systems and consumer features into our web sites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See “Intellectual Property” below.

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

Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. During 2006, we relocated all of our data systems operations from a facility in Thousand Oaks, California to Phoenix, Arizona. We now host our Move.com, REALTOR.com®, Moving.com, and Welcome Wagon® web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See “ Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

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

See “Risk Factors — Risks Related to Our Business” for a more complete description of the risks related to our intellectual property.

EMPLOYEES

As of December 31, 2007, we had 1,555 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information, with the SEC. In most cases, those documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 30700 Russell Ranch Road, Westlake Village, CA 91362. You may also read and copy these documents at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

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

Until recently, we had incurred net losses every year since 1993. Except for modest net income of $1.0 million in 2007, $22.1 million in 2006, and $0.5 million in 2005, we historically have incurred substantial operating losses including net losses of $7.9 million and $47.1 million for the years ended December 31, 2004 and 2003, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we hired a new president in mid-2007 and have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to return to profitability.

In February 2006, we introduced our new Move® brand, under which we promote three consumer offerings: REALTOR.com®, Welcome Wagon®, and a new web site, Move.comtm, and on June 22, 2006, we changed our corporate name from Homestore, Inc. to Move, Inc. The new Move.com web site replaced our Homestore.com®, HomeBuilder.com® and RENTNET® web sites. We will incur considerable costs in building and maintaining consumer awareness of our brand and there can be no assurances that these costs will produce the same or greater revenue than we have experienced in the past.

The emergence of competitors for our services may adversely impact our business.

Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which our Real Estate Services division operates is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market, including Yahoo!, Lending Tree and iNest (divisions of InterActive Corp), HouseValues.com, HomeGain (a division of Classified Ventures, LLC), ApartmentGuide.com, Rent.com, ForRent.com, Apartments.com, NewHomeGuide.com, NewHomeSource.com and more recently Trulia, Google, and Zillow as well as general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActive Corp), Gigamoves (a division of eBay) and Living Choices (a division of Network Communications, Inc.).

The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable. Developments in the real estate search services market may also encourage additional competitors to enter that market. See “We may not be able to continue to obtain more listings from Multiple Listing Services (“MLS”) and real estate brokers than other web site operators” below.

We cannot predict how, if at all, our competitors may respond to our initiatives. We also cannot provide assurance that our new offerings will be able to compete successfully against these competitors or new competitors that enter our markets.

We may not be able to continue to obtain more listings from Multiple Listing Services (“MLS”) and real estate brokers than other web site operators.

We believe that the success of REALTOR.com® depends in large part on displaying a larger and more current listing of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically twelve to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.

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

Our quarterly results of operations have varied in the past and may vary significantly in the future. We have made significant investments in our businesses and incurred significant sales and marketing expenses and plan to continue this as we develop our brand, Move®, and new business initiatives. As we transform business models, we could experience a decline in quarterly revenue. If revenue from these initiatives falls below our expectations, we will not be able to reduce our spending or change our pricing models rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

As of December 31, 2007, our short-term investments included $129.9 million of high-grade (AAA rated) auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities are intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. Subsequent to December 31, 2007, all of our auction rate securities completed a successful auction process. However, during the week of February 11, 2008, we were informed that there was insufficient demand at auction for some of our high-grade auction rate securities. We also experienced a similar situation with our remaining auction rate securities during the following two weeks. As a result, these affected securities are currently not liquid, the interest rates have been reset to predetermined higher rates (LIBOR plus 1.5%) and we may be required to hold them until they are redeemed by the issuer or to maturity which ranges from June 2030 to November 2047. In the event we need to access these funds, we may not be able to do so without a possible loss to their carrying value, until a future auction of these investments is successful, the securities are redeemed by the issuer, or they mature. At this time, management does not have any evidence to conclude that these investments are impaired even though the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long term investments on our March 31, 2008 and any future balance sheets.

We could be required to expend substantial amounts in connection with continuing indemnification obligations to a purchaser of one of our businesses.

As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during and after our ownership of ConsumerInfo. Under the stock purchase agreement pursuant to which we sold ConsumerInfo to Experian, we could have elected to defend against the claims, but because the alleged conduct occurred both before and after our sale to Experian, we elected to rely on Experian to defend them. Accordingly, we have not made a complete evaluation of the underlying claims, but rather receive periodic updates from Experian and its counsel concerning their defense of the claims.

The FTC action against Experian was resolved on August 31, 2005 by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003.

We have received information from Experian concerning the total expenses incurred by Experian in connection with all matters for which they claim indemnity, and Experian has requested a meeting with us to discuss resolution of its indemnity claims prior to commencement of an arbitration process prescribed in the stock purchase agreement. Under the terms of the stock purchase agreement, our maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. We anticipate that Experian may seek to recover from us an amount in excess of the Indemnity Escrow amount, which was $8.2 million on December 31, 2007.

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

Litigation may also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have in the past and are currently involved in intellectual property-related litigation, and we may be involved in these and other disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. Any such lawsuit, including those we are currently defending, may result in significant monetary damages against us that could have a material adverse effect on our results of operations and our financial position. Moreover, even those intellectual property disputes that are ultimately resolved in our favor, are time-consuming and expensive to resolve and divert management’s time and attention. In addition to subjecting us to monetary damages, any intellectual property dispute could force us to do one or more of the following:

•	stop selling, incorporating or using services that use the challenged intellectual property;

•	pay significant sums to obtain a license to the relevant intellectual property that we are alleged to infringe; and

•	redesign those services that use technology that is the subject of an infringement claim.

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

Our Series B Preferred Stock could make it more difficult for us to raise additional capital.

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

Our relationship with the National Association of REALTORS® (“NAR”) is an important part of our business plan and our business could be harmed if we were to lose the benefits of this agreement.

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

If our operating agreement with NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® web site and provide copies of our agreements with data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® web site itself or with another third party.

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

Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and a stockholders agreement could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, we currently have a classified Board of Directors, although our certificate of incorporation has been amended to provide for the annual election of all directors beginning at our annual meeting of our stockholders in 2008. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including removing any director or the entire Board of Directors without cause. Certain terms of the Series B Preferred Stock could also discourage a third party from acquiring us. Upon a change in control, we would be required to make an offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash consideration generally equal to 101% of the liquidation preference ($100 million plus all accrued and unpaid dividends) plus, under certain circumstances, 101% of a portion of the dividends which would have accrued had the Series B Preferred Stock remained outstanding. In addition, NAR could terminate the REALTOR.com® operating agreement if we are acquired and they do not consent to the acquisition.

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

Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. For instance, our Move® Rentals business required us to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

Our operations depend upon our ability to maintain and protect our computer systems.

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

Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties:

We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office(C)(R)(M)	Westlake Village, CA	137,762	2010
Technology facility(C)(R)(M)	Phoenix, AZ	8,114	2017
Operations and customer service center(R)(M)	Scottsdale, AZ	46,182	2013
Product development and marketing(C)(R)(M)	Campbell, CA	29,767	2013
Welcome Wagon(R)(M)	Plainview, NY	48,148	2015
Top Producer®(R)	Richmond, BC	47,004	2008
Enterprise(R)	Milwaukee, WI	16,817	2010
Sales offices(M)	Manhattan, NY	6,000	2012
Moving.com(M)	Marlborough, MA	5,580	2009
Sales offices(M)	Norwalk, CT	1,300	2008
(C — Corporate) (R — Real Estate Services) (M — Consumer Media)

We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings.

From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 21, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” and “Settlement and Resolution of Other Litigation,” and Note 22, “Commitments and Contingencies — Legal Proceedings,” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

		High	Low

2006
	First Quarter	$7.04	$5.12
	Second Quarter	7.08	4.67
	Third Quarter	5.68	3.73
	Fourth Quarter	5.89	4.32
2007
	First Quarter	6.69	5.22
	Second Quarter	5.59	3.80
	Third Quarter	4.55	2.36
	Fourth Quarter	3.08	2.20
2008
	First Quarter (up until February 25, 2008)	2.97	1.62

As of February 25, 2008, there were approximately 3,117 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Repurchases

The following table provides information regarding our purchases of our common stock during the three months ended December 31, 2007 (in thousands, except share data):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number		Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs	or Programs

10/1/07 — 10/31/07	—	—	—	$50,000
11/1/07 — 11/30/07	901,400	$2.35	901,400	$47,882
12/1/07 — 12/31/07	3,261,512	$2.42	3,261,512	$40,000

Total	4,162,912	$2.40	4,162,912	$40,000

(1)	On September 13, 2007, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during the twelve month period following September 17, 2007, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, we can purchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2007, we had purchased 4,162,912 shares for a total expenditure of $10.0 million which were immediately retired.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2007 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
		Weighted Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	28,626	$3.65	3,167
Equity compensation plans not approved by security holders	8,945	$2.70	7,513

Total	37,571	$3.43	10,680

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

The Move, Inc. 1999 Stock Incentive Plan, a security-holder approved plan, contains a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to 4.5% of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. On January 1, 2008, 6,813,010 additional options became available under the plan.

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

Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We granted 1,726,000 options under these plans in 2007, but we did not grant any option under these plans in 2006 and 2005. Options outstanding as of December 31, 2007 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 1,787,941 and the weighted average exercise price of those option shares is $4.90.

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

The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), our Consolidated Financial Statements for all periods presented reflects the classification of our Homeplans, Wyldfyre and CFT divisions as discontinued operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue(1)	$286,283	$280,112	$240,911	$204,191	$185,737
Related party revenue	—	—	—	—	7,695

Total revenue	286,283	280,112	240,911	204,191	193,432
Cost of revenue(1)	57,233	58,790	49,002	43,516	49,206

Gross profit	229,050	221,322	191,909	160,675	144,226

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Operating expenses:
Sales and marketing(1)	108,633	107,861	88,560	86,250	99,250
Product and web site development(1)	34,656	33,666	21,679	15,111	16,801
General and administrative(1)	80,718	79,751	80,735	66,622	63,339
Amortization of intangible assets	2,028	1,966	2,563	6,868	20,837
Restructuring charges(1)	—	(278)	(1,331)	1,316	4,100
Impairment of long-lived assets	6,125	—	—	—	26,999
Litigation settlement	3,900	—	1,750	2,168	63,600

Total operating expenses	236,060	222,966	193,956	178,335	294,926 ,

Loss from continuing operations	(7,010)	(1,644)	(2,047)	(17,660)	(150,700)
Interest income (expense), net	9,852	7,249	2,351	673	(404)
Gain on settlement of distribution agreement	—	—	—	—	104,071
Other income (expense), net	1,482	17,410	642	2,366	692

Income (loss) from continuing operations before income taxes	4,324	23,015	946	(14,621)	(46,341)
Provision for income taxes	(501)	(134)	—	—	—

Income (loss) from continuing operations	3,823	22,881	946	(14,621)	(46,341)
Gain on disposition of discontinued operations	—	—	855	7,294	2,530
Loss from discontinued operations(1)	(2,842)	(776)	(1,256)	(559)	(3,313)

Net income (loss)	981	22,105	545	(7,886)	(47,124)
Convertible preferred stock Dividend and related accretion	(4,977)	(4,859)	(408)	—	—

Net income (loss) applicable to common stockholders	$(3,996)	$17,246	$137	$(7,886)	$(47,124)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$0.12	$0.00	$(0.11)	$(0.39)
Discontinued operations	(0.02)	(0.01)	(0.00)	0.05	(0.01)

Basic income (loss) per share applicable to common stockholders	$(0.03)	$0.11	$0.00	$(0.06)	$(0.40)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$0.11	$0.00	$(0.11)	$(0.39)
Discontinued operations	(0.02)	(0.00)	(0.00)	0.05	(0.01)

Diluted income (loss) per share applicable to common stockholders	$(0.03)	$0.11	$0.00	$(0.06)	$(0.40)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Shares used in calculation of income (loss) per share
Basic	154,524	151,170	147,175	136,518	118,996

Diluted	154,524	163,394	182,548	136,518	118,996

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
			(In thousands)

Revenue	$—	$—	$—	$—	$1,119
Cost of revenue	190	217	—	—	16
Sales and marketing	1,386	1,971	291	301	3,795
Product and web site development	1,181	1,468	—	—	15
General and administrative	11,369	11,931	824	518	164
Restructuring charges	—	—	—	—	2,140
Impairment of long-lived assets	570	—	—	—	—

Total from continuing operations	14,696	15,587	1,115	819	7,249
Total from discontinued operations	91	88	—	—	—

Total stock-based compensation and charges	$14,787	$15,675	$1,115	$819	$7,249

	December 31,
	2007	2006	2005	2004	2003
			(In thousands)

Consolidated Balance Sheet Data:
Cash and short-term investments	$175,613	$157,848	$152,322	$59,859	$35,517
Working capital (deficiency)	133,789	129,925	95,810	1,059	(70,729)
Total assets	282,528	285,949	249,026	150,504	153,548
Obligation under capital lease	2,167	4,071	1,005	2,765	1,904
Series B convertible preferred stock	101,189	96,212	91,349	—	—
Total stockholders’ equity	104,477	101,452	61,924	57,393	328

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data.”

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

Our Business

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.com®, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business and local merchant and community information to new movers through our Welcome Wagon® business.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 8.5 million consumers to our network per month in 2007 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

Our vision is to revolutionize the American dream of home ownership. A home is the single largest investment in most people’s lives, and we believe a tremendous opportunity exists to help transform the difficult process of finding a place to live into the emotional connection of home. Our mission is to be the most trusted source for real estate online.

Business Trends and Conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:

•	Market and economic conditions. In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Through 2005, housing starts remained strong, while the supply of apartment housing generally exceeded demand. For a number of years prior to 2007, owning a home became much more attainable for the average consumer due to the availability of flexible mortgage options, which required minimal down payments and provided low interest rates. During this period, home builders spent less on advertising, given the strong demand for new houses, and homeowners who were looking to sell a home only had to list it at a reasonable price in most areas of the U.S. to sell in 60 days or less. Conversely, demand for rental units declined and apartment owners did not spend as much money on advertising, as they have sought to achieve cost savings during the difficult market for rentals. These trends had an impact on our ability to grow our business.

Beginning in the second half of 2006, the market dynamics seemed to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline into mid-2007. In the second half of 2007, the availability of mortgage financing became very sparse. The lack of liquidity coupled with increased supply of homes and declining prices had a significant impact on real estate professionals, our primary customers.

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2007, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this could cause our growth rate to decline further and possibly experience a decline in revenue as we move into 2008.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

Real Estate Services segment:  Our Real Estate Services began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business. Our Top Producer® product was a desktop application that required some knowledge of the operations of a desktop computer.

In 2003, we responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com® services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change was reasonably well-accepted by our customers.

In 2006, we changed the business model for our New Homes and Rentals businesses. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.comtm web site on May 1, 2006, we replaced our new home site, HomeBuilder.com, and our apartment rental site, RENTNET, with Move.com. In conjunction with this change, we began to display any new home and apartment listing for no charge. We seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.comtm web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription.

In today’s market, our customers are facing a decline in their business and have to balance their marketing needs with their ability to pay. As a result, they are demanding products that perform and provide measurable results for their marketing spend. We are evaluating customer feedback and balancing that with the need for an improved consumer experience and will modify our products and our pricing to be responsive to both.

Consumer Media segment:  Continued uncertainty in the economy has had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted small businesses more than other businesses. These economic conditions have caused the decline in our revenue in this segment to continue. We have seen some improvement in market conditions in some geographic areas in 2007, but it could take considerable time before this segment yields meaningful growth, if at all. Significant growth will require that we introduce new products that are responsive to advertisers’ demands and are presented to consumers much more timely.

Acquisitions and Dispositions

In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale and expect to complete a transaction in 2008.

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

Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the classification of our Homeplans division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of this division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Revenue	$6,886	$10,272	$11,711
Total operating expenses	7,955	11,048	12,967
Impairment of long-lived assets	1,773	—	—

Loss from discontinued operations	$(2,842)	$(776)	$(1,256)

The carrying amounts of the major classes of assets and liabilities of the discontinued operations are as follows (in thousands):

	December 31,
	2007	2006

Total current assets	$358	$688
Property and equipment, net	151	227
Goodwill and other assets	826	2,725

Total assets	$1,335	$3,640

Total current liabilities	335	490

Total liabilities	$335	$490

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

Revenue Recognition — We derive our revenue primarily from two sources (i) advertising revenue for running online advertising on our web sites or offline advertising placed in our publications; and (ii) software revenue, which includes software licenses.

As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force Issue (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”. Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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

Advertising Revenue — We sell online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) variable, performance based agreements. The impressions based agreements range from spot purchases to 12 month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue. Offline advertising revenue is recognized when the publications in which the advertising is displayed are shipped

Software Revenue — We generally license our software product on a monthly subscription basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. Revenue is recognized ratably over the service period.

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

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

Under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results.

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

Stock Based Compensation

On January 1, 2006, we adopted the provision of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculated the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of our stock price around the time of the restatement of our financial statements in 2002 and several historical acquisitions that changed our risk profile, historical data was more heavily weighted toward the most recent three years of stock activity. The expected term of options granted was derived by averaging the vesting term with the contractual term.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

We have a limited operating history and our business model has been modified over the past three years. In addition, we have begun to implement changes in 2007 and we expect additional changes to our business model in 2008. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	execute our business model, including changes to that model;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly in our early history, only recently have we been able to again generate growth and the growth was modest in 2007. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We have achieved net income in a few recent quarters, but we did not achieve net income in our most recent quarter and we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors.” Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the classification of our Homeplans and Wyldfyre divisions as discontinued operations.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Consolidated Statement of Operations Data:
Revenue	$286,283	$280,112	$240,911
Cost of revenue(1)	57,233	58,790	49,002

Gross profit	229,050	221,322	191,909
Operating expenses:
Sales and marketing(1)	108,633	107,861	88,560
Product and web site development(1)	34,656	33,666	21,679
General and administrative(1)	80,718	79,751	80,735
Amortization of intangible assets	2,028	1,966	2,563
Restructuring charges	—	(278)	(1,331)
Impairment of long-lived assets(1)	6,125	—	—
Litigation settlement	3,900	—	1,750

Total operating expenses	236,060	222,966	193,956

Loss from continuing operations	(7,010)	(1,644)	(2,047)
Interest income, net	9,852	7,249	2,351
Other income, net	1,482	17,410	642

Income from continuing operations before income taxes	4,324	23,015	946
Provision for income taxes	(501)	(134)	—

Income from continuing operations	3,823	22,881	946
Gain on disposition of discontinued operations	—	—	855
Loss from discontinued operations(1)	(2,842)	(776)	(1,256)

Net income	981	22,105	545
Convertible preferred stock dividend and related accretion	(4,977)	(4,859)	(408)

Net income (loss) applicable to common stockholders	$(3,996)	$17,246	$137

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cost of revenue	$190	$217	$—
Sales and marketing	1,386	1,971	291
Product and web site development	1,181	1,468	—
General and administrative	11,369	11,931	824
Impairment of long-lived assets	570	—	—

Total for continuing operations	14,696	15,587	1,115
Total for discontinued operations	91	88	—

Total stock-based compensation and charges	$14,787	$15,675	$1,115

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	20	21	20

Gross profit	80	79	80
Operating expenses:
Sales and marketing	38	39	37
Product and web site development	12	12	9
General and administrative	28	28	34
Amortization of intangible assets	1	1	1
Restructuring charges	—	—	(1)
Impairment of long-lived assets	2	—	—
Litigation settlement	1	—	1

Total operating expenses	82	80	81

Loss from operations	(2)	(1)	(1)
Interest income, net	3	3	1
Other income, net	1	6	—

Income from continuing operations before income taxes	2	8	—
Provision for income taxes	—	—	—

Income from continuing operations	1	8	—
Gain on disposition of discontinued operations	—	—	—
Loss from discontinued operations	(1)	—	(1)

Net income	1	8	—
Convertible preferred stock dividend	(2)	(2)	—

Net income (loss) applicable to common stockholders	(1)%	6%	—%

For the Years Ended December 31, 2007 and 2006

Revenue

Revenue increased approximately $6.2 million, or 2%, to $286.3 million for the year ended December 31, 2007 from revenue of $280.1 million for the year ended December 31, 2006. The increase in revenue was due to increases of $12.2 million in the Real Estate Services segment partially offset by a decrease of $6.0 million in the Consumer Media segment. These changes by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue decreased approximately $1.6 million, or 3%, to $57.2 million for the year ended December 31, 2007 from $58.8 million for the year ended December 31, 2006. The decrease was primarily due to decreases in material and shipping costs of $3.2 million, decreases in facilities costs of $1.3 million due to the relocation of the data center and other cost decreases of $0.2 million, partially offset by increases in hosting and web content costs of $1.9 million and increases in depreciation expense of $1.2 million due to the acquisition of new technology equipment for the data center.

Gross margin percentage increased to 80% for the year ended December 31, 2007 from 79% for the year ended December 31, 2006.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses remained relatively stable, and increased approximately $0.7 million, or 1%, to $108.6 million for the year ended December 31, 2007 from $107.9 million for the year ended December 31, 2006. The increase was primarily due to increases in online distribution costs.

Product and Web Site Development.  Product and web site development expenses increased approximately $1.0 million, or 3%, to $34.7 million for the year ended December 31, 2007 from $33.7 million for the year ended December 31, 2006. The overall increase was primarily due to an increase of $2.5 million in consulting costs to improve our product offerings in our REALTOR.com® and Top Producer® businesses and other cost increases of $0.3 million, partially offset by a decrease in personnel related costs of $1.8 million.

General and Administrative.  General and administrative expenses increased approximately $1.0 million, or 1%, to $80.7 million for the year ended December 31, 2007 from $79.7 million for the year ended December 31, 2006. The increase was primarily due to an increase of $3.8 million in personnel related costs, $1.2 million of which represented one-time severance costs for a key executive, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006, a $0.8 million charge taken for lease termination costs, and other cost increases of $0.5 million. These increases were partially offset by a $4.4 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006, and a $0.9 million decrease in non-cash stock-based compensation due to the reversal of $4.0 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.

Amortization of Intangible Assets.  Amortization of intangible assets was $2.0 million for the years ended December 31, 2007 and 2006.

Restructuring Charges.  There were no restructuring charges for the year ended December 31, 2007. We recorded a $0.3 million reduction to our restructuring charges for the year ended December 31, 2006 as a result of the early buy-out of the remaining lease obligation in Canada.

Impairment of long-lived assets.  There was a $6.1 million impairment charge for the year ended December 31, 2007. The Company recorded an impairment charge of $5.5 million associated with certain software and capitalized web site development costs for the year ended December 31, 2007. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of $0.6 million for the year ended December 31, 2007 for this impairment.

Litigation Settlement.  We recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. There were no litigation settlement charges for the year ended December 31, 2006. These settlements are discussed in Note 21, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2007	2006

Cost of revenue	$190	$217
Sales and marketing	1,386	1,971
Product and web site development	1,181	1,468
General and administrative	11,369	11,931
Impairment of long-lived assets	570	—

Total from continuing operations	$14,696	$15,587

Stock-based compensation and charges decreased for the year ended December 31, 2007 primarily due to the reversal of previously recognized expense for restricted stock units, partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants. As of December 31, 2007, there was $37.7 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.8 years.

Interest Income, Net

Interest income, net, increased $2.6 million to $9.9 million for the year ended December 31, 2007 compared to $7.3 million for the year ended December 31, 2006, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Other Income, Net

Other income, net, decreased $15.9 million to $1.5 million for the year ended December 31, 2007 compared to $17.4 million for the year ended December 31, 2006, primarily due to a realized gain on sale of investments of $15.7 million for the year ended December 31, 2006 resulting from the sale of certain marketable securities that had previously been permanently impaired and written off during the year ended December 31, 2001.

Income Taxes

As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision in the amount of $167,000 and $134,000 was recorded during the years ended December 31, 2007 and 2006, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. In addition, during the year ended December 31, 2007, a current tax provision of $334,000 was recorded due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. At December 31, 2007, the Company had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $912.6 million and $402.4 million, respectively. The federal NOLs begin to expire in 2008. Approximately $21.1 million of the state NOLs expired in 2007, and the state NOLs will continue to expire in 2008. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.

Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, we revised our business segments to align with the way we are approaching the market: Real Estate Services for those products and services offered to real estate industry professionals trying to reach consumers and Consumer Media (formerly Move-Related Services) for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, the Company changed the name of its former Move-Related Services segment to Consumer Media.

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

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$220,546	$65,737	$—	$286,283	$208,339	$71,773	$—	$280,112
Cost of revenue	34,677	20,200	2,356	57,233	33,323	22,311	3,156	58,790

Gross profit (loss)	185,869	45,537	(2,356)	229,050	175,016	49,462	(3,156)	221,322
Sales and marketing	71,114	32,257	5,262	108,633	69,915	34,059	3,887	107,861
Product and web site development	27,030	5,994	1,632	34,656	25,083	4,354	4,229	33,666
General and administrative	27,782	13,642	39,294	80,718	30,113	14,364	35,274	79,751
Amortization of intangible assets	—	—	2,028	2,028	—	—	1,966	1,966
Restructuring charges	—	—	—	—	—	—	(278)	(278)
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Impairment of long-lived assets	—	—	6,125	6,125	—	—	—

Total operating expenses	125,926	51,893	58,241	236,060	125,111	52,777	45,078	222,966

Income (loss) from continuing operations	$59,943	$(6,356)	$(60,597)	$(7,010)	$49,905	$(3,315)	$(48,234)	$(1,644)

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.comtm and SeniorHousingNettm.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our TOP PRODUCER® business. During the second quarter of 2006, we launched Move.com as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com® and RENTNET®.com and we began promoting those under the Move® brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.

Real Estate Services revenue increased approximately $12.2 million, or 6%, to $220.5 million for the year ended December 31, 2007, compared to $208.3 million for the year ended December 31, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased Company Showcase Listing Enhancement revenue and increased Featured Home revenue, partially offset by a decrease in Virtual Tour revenue. Additionally, there was an increase in our Top Producer business primarily due to continued growth in our 7itm subscriber base and increased revenue from the Top Websitetm and Top Marketertm products which were launched during the year ended December 31, 2006. These increases were partially offset by a decrease in revenue from our Rentals business. Real Estate Services revenue represented approximately 77% of total revenue for the year ended December 31, 2007 compared to 74% of total revenue for the year ended December 31, 2006.

Real Estate Services expenses increased $2.2 million, or 1%, to $160.6 million for the year ended December 31, 2007 from $158.4 million for the year ended December 31, 2006. The increase was primarily due to a $1.9 million increase in product and development costs related to increased consulting and personnel costs, a $1.4 million increase in cost of sales related to increased hosting and web content costs and a $1.2 million increase in sales and marketing costs due to increased sales compensation from the increased revenues, partially offset by a $2.3 million decrease in general and administrative costs primarily due to decreased personnel related costs, including a $0.3 million decrease in non-cash stock-based compensation primarily due to a $1.3 million reversal of previously recognized expense associated with restricted stock units partially offset by additional stock option grants.

Real Estate Services generated operating income of $59.9 million for the year ended December 31, 2007 compared to $49.9 million for the year ended December 31, 2006 primarily due to the increased revenues discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.

Consumer Media

Consumer Media consists of advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.com, Moving.com, and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products. We recently announced plans to divest our Homeplans business which, as a result, the operating results of this business have been reclassified as discontinued operations for all periods presented.

Consumer Media revenue decreased $6.0 million, or 8%, to $65.7 million for the year ended December 31, 2007, compared to $71.7 million for the year ended December 31, 2006. The decrease was primarily generated by a decline in our online advertising revenue, a decrease in the Welcome Wagon business primarily due to a general decline in the number of movers as well as the elimination of selected books in markets with low or negative profit margins, partially offset by an increase in revenues from the Moving.com business resulting from a full year of revenue as the business was purchased on February 21, 2006.

Consumer Media expenses decreased $3.0 million, or 4%, to $72.1 million for the year ended December 31, 2007 from $75.1 million for the year ended December 31, 2006. The decrease was primarily due to a $2.0 million decrease in shipping and material costs related to lower distribution in our Welcome Wagon business and a $1.2 million decrease in bad debt expense, partially offset by other costs increases of $0.2 million.

Consumer Media generated an operating loss of $6.4 million for the year ended December 31, 2007 compared to an operating loss of $3.3 million for the year ended December 31, 2006 primarily due to factors outlined above. We continue to seek increased revenue through new product offerings and new market opportunities.

Unallocated

Unallocated expenses increased $12.4 million, or 26%, to $60.6 million for the year ended December 31, 2007 from $48.2 million for the year ended December 31, 2006. The increase was primarily due to one-time costs associated with a $6.1 million impairment charge and a $3.9 million litigation settlement. The remaining increase was associated with an increase of $5.6 million in personnel related costs, $1.5 million of which represented one-time severance costs for key executives, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006 and a $0.8 million charge taken for lease termination costs. These increases were partially offset by a $4.5 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006, a $0.5 million decrease in non-cash stock-based compensation due to the reversal of $2.5 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants, and other cost decreases of $0.2 million.

For the Years Ended December 31, 2006 and 2005

Revenue

Revenue increased approximately $39.2 million, or 16%, to $280.1 million for the year ended December 31, 2006 from $240.9 million for the year ended December 31, 2005. The increase in revenue was due to increases of $27.0 million in the Real Estate Services segment and $12.2 million in the Consumer Media segment. These increases by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue, including non-cash stock-based compensation and charges, increased approximately $9.8 million, or 20%, to $58.8 million for the year ended December 31, 2006 from $49.0 million for the year ended December 31, 2005. The increase was primarily due to increases in personnel related costs of $4.1 million, increases in material and shipping costs of $3.2 million, increases in depreciation of $0.9 million, increases in credit card processing fees of $0.8 million, and other cost increases of $0.8 million.

Gross margin percentage was 79% for the years ended December 31, 2006 compared to 80% for the year ended December 31, 2005.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses, including non-cash stock-based compensation and charges, increased approximately $19.3 million, or 22%, to $107.9 million for the year ended December 31, 2006 from $88.6 million for the year ended December 31, 2005. The overall increase was primarily due to increases in online distribution costs of $9.7 million, increases in personnel related costs of $5.0 million, an increase of $1.7 million in expense for non-cash stock-based compensation associated with the adoption of SFAS 123R as of January 1, 2006 and increased marketing costs of $2.5 million associated with the launch of the new Move brand and other cost increases of $0.4 million.

Product and Web Site Development.  Product and web site development expenses, including non-cash stock-based compensation and charges, increased approximately $12.0 million, or 55%, to $33.7 million for the year ended December 31, 2006 from $21.7 million for the year ended December 31, 2005. There was an increase of $1.5 million in expense for non-cash stock-based compensation due to the adoption of SFAS 123R in 2006 with the remaining increase of $10.5 million due to an increase in consulting and personnel related costs to develop the new Movetm web site and to improve our product offerings in our REALTOR.com® and Top Producer® businesses.

General and Administrative.  General and administrative expenses, including non-cash stock-based compensation and charges, decreased approximately $1.0 million, or 1%, to $79.7 million for the year ended December 31, 2006 from $80.7 million for the year ended December 31, 2005. The decrease was primarily due to a $15.6 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005, a decrease of $1.2 million due to an insurance refund, a decrease in outside legal and accounting fees of $1.0 million, decreases in personnel related costs of $0.5 million and other cost decreases of $0.2 million. These decreases were partially offset by an increase of $11.9 million in expense for non-cash compensation primarily associated with the adoption of SFAS 123R in 2006 and the award of restricted stock units to certain executive officers, an increase of $2.1 million in consulting costs primarily due to the relocation of our data center, an increase of $2.0 million in depreciation expense, and an increase of $1.5 million in bad debt expense primarily due to one customer and the acquisition of Moving.com.

Amortization of Intangible Assets.  Amortization of intangible assets was $2.0 million for the year ended December 31, 2006 compared to $2.6 million for the year ended December 31, 2005. The decrease in amortization was due to certain intangible assets becoming fully amortized during 2006.

Restructuring Charges.  We recorded a $0.3 million reduction to our restructuring charges for the year ended December 31, 2006 as a result of the early buy-out of the remaining lease obligation in Canada. The $1.3 million reduction in the restructuring charges for the year ended December 31, 2005 resulted primarily from a decrease in the estimate for charges related to our former San Francisco office space and a change in the exchange rates decreasing our Canadian lease obligation as well as other revisions of estimated contractual liabilities.

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

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2006	2005

Cost of revenue	$217	$—
Sales and marketing	1,971	291
Product and web site development	1,468	—
General and administrative	11,931	824

Total from continuing operations	$15,587	$1,115

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

Other Income, Net

Other income, net, increased $16.8 million to $17.4 million for the year ended December 31, 2006 compared to $0.6 million for the year ended December 31, 2005, primarily due to a realized gain on sale of investments of $15.7 million resulting from the sale of certain marketable securities that had previously been permanently impaired and written off during the year ended December 31, 2001. In addition, there was other income of $1.1 million recognized as a result of the revaluation of an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005. There was no sale of marketable securities of similar magnitude during the year ended December 31, 2005.

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

Segment Information

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$208,339	$71,773	$—	$280,112	$181,324	$59,587	$—	$240,911
Cost of revenue	33,323	22,311	3,156	58,790	27,902	19,160	1,940	49,002

Gross profit (loss)	175,016	49,462	(3,156)	221,322	153,422	40,427	(1,940)	191,909
Sales and marketing	69,915	34,059	3,887	107,861	60,125	27,133	1,302	88,560
Product and web site development	25,083	4,354	4,229	33,666	15,922	3,375	2,382	21,679
General and administrative	30,113	14,364	35,274	79,751	22,750	11,022	46,963	80,735
Amortization of intangible assets	—	—	1,966	1,966	—	—	2,563	2,563
Restructuring charges	—	—	(278)	(278)	—	—	(1,331)	(1,331)
Litigation settlement	—	—	—	—	—	—	1,750	1,750

Total operating expenses	125,111	52,777	45,078	222,966	98,797	41,530	53,629	193,956

Income (loss) from continuing operations	$49,905	$(3,315)	$(48,234)	$(1,644)	$54,625	$(1,103)	$(55,569)	$(2,047)

Real Estate Services

Real Estate Services revenue increased approximately $27.0 million, or 15%, to $208.3 million for the year ended December 31, 2006, compared to $181.3 million for the year ended December 31, 2005. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased customer count and higher average spending per customer on our Enhanced Listing Product, increased Featured Hometm revenue, and revenue associated with the new Featured CMAtm Product that was launched in the second quarter of 2006. Additionally, there was an increase in our Top Producer business primarily due to continued growth in our 7itm subscriber base. These increases were partially offset by a decrease in revenue from our New Homes and Rentals businesses as a result of the transition to the new Move.com web site with the introduction of free content and our new Featured Listing product. Real Estate Services revenue represented approximately 74% of total revenue for the year ended December 31, 2006 compared to 75% of total revenue for the year ended December 31, 2005.

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

Consumer Media

Consumer Media revenue increased $12.2 million, or 20%, to $71.8 million for the year ended December 31, 2006, compared to $59.6 million for the year ended December 31, 2005. There was a $6.9 million increase in revenue as a result of the acquisition of Moving.com on February 22, 2006. Additionally, there was an increase in the Welcome Wagon® business through improved local book revenue and continued growth in our Pinpointtm product and an increase in our on-line advertising revenue. Move-Related Services revenue represented approximately 26% of total revenue for the year ended December 31, 2006 compared to 25% of total revenue for the year ended December 31, 2005.

Consumer Media expenses increased $14.4 million, or 24%, to $75.1 million for the year ended December 31, 2006 from $60.7 million for the year ended December 31, 2005. We incurred $1.7 million in expense for non-cash stock-based compensation during the year ended December 31, 2006 associated with the adoption of SFAS 123R as of January 1, 2006. The remaining increase was due to a $6.2 million increase in expenses as a result of the acquisition of Moving.com, increased personnel related costs in sales and marketing of $3.0 million, increased shipping and material costs of $1.2 million, increased online distribution costs of $1.0 million, increased bad debt expense of $0.9 million primarily due to one customer, and other cost increases of $0.4 million.

Consumer Media generated an operating loss of $3.3 million for the year ended December 31, 2006 compared to an operating loss of $1.1 million for the year ended December 31, 2005 primarily due to factors outlined above.

Unallocated

Unallocated expenses decreased $7.3 million, or 13%, to $48.2 million for the year ended December 31, 2006 from $55.5 million for the year ended December 31, 2005. The decrease was primarily due to a $15.6 million decrease in legal fees resulting from our obligation to advance legal fees to certain former officers in 2005, a decrease in personnel related costs of $1.3 million, and a decrease of $1.2 million due to an insurance refund. These decreases were partially offset by an increase of $8.0 million in expense for non-cash compensation primarily associated with the adoption of SFAS 123R in 2006 and the award of restricted stock units to certain executive officers and an increase of $2.8 million in depreciation expense.

Liquidity and Capital Resources

Net cash provided by continuing operating activities of $24.4 million for the year ended December 31, 2007 was attributable to net income from continuing operations of $3.8 million and non-cash expenses including depreciation, amortization of intangible assets, changes in market value of embedded derivative liability, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets and other non-cash items, aggregating to $33.4 million, offset by changes in operating assets and liabilities of approximately $12.8 million.

Net cash provided by continuing operating activities of $24.1 million for the year ended December 31, 2006 was attributable to net income from continuing operations of $22.9 million and non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based charges, changes in market value of embedded derivative liability and other non-cash items, aggregating to $28.7 million, offset by changes in operating assets and liabilities of approximately $27.5 million. The $14.5 million increase in other assets was primarily due to the sale of $15.7 million in investments as of December 31, 2006 wherein cash proceeds were received subsequent to year end. The $15.9 million decrease in accounts payable and accrued expenses was primarily due to payments made for accrued litigation and officer’s legal costs and reduced bonus accruals.

Net cash provided by investing activities of approximately $15.0 million for the year ended December 31, 2007 was primarily attributable to maturities of short-term investments of $86.6 million, proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million, and proceeds from the sales of property and equipment of $0.3 million, partially offset by purchases of short-term investments of $73.5 million, capital expenditures of $18.7 and the purchase of intangible assets of $0.6 million. The actual cash provided by investing activities was $1.9 million, as the $86.6 million and $73.5 million of investment activity reflect the gross sales and purchases of investments which is a classification requirement.

Net cash used in investing activities of $26.7 million for the year ended December 31, 2006 was primarily attributable to purchases of short-term investments of $30.2 million, capital expenditures of $12.9 million due to the build out of our new data center, the acquisition of Moving.com of $9.6 million and the purchase of intangible assets of $0.3 million, partially offset by maturities of short-term investments of $26.3 million. The actual cash used in investing activities was $22.8 million, as the $30.2 million and $26.3 million of investment activity reflect the gross purchases and sales of investments which is a classification requirement.

Net cash used in financing activities of $7.9 million for the year ended December 31, 2007 was primarily attributable to $10.0 million in repurchases of company stock and $1.9 million in capital lease payments, partially offset by $3.1 million due to the exercise of stock options and warrants and a reduction in restricted cash balances of $0.9 million.

Net cash provided by financing activities of $4.9 million for the year ended December 31, 2006 was primarily attributable to $6.9 million due to the exercise of stock options and warrants and a reduction in restricted cash balances of $0.7 million, partially offset by $2.7 million in capital lease payments.

We have generated positive operating cash flows in each of the last three years. We have no material financial commitments other than those under capital and operating lease agreements and our operating agreement with the NAR.

Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	Payments Due by Period
		Due in	Due in	Due in
	Total	One Year	One to	Three to	Over
	Payments Due	or Less	Three Years	Five Years	Five Years
Capital lease obligations	$2,260	$1,983	$277	$—	$—
Operating lease obligations	29,309	8,053	11,333	6,306	3,617
Other purchase obligations	8,275	1,655	3,310	3,310	—

Total	$39,844	$11,691	$14,920	$9,616	$3,617

In addition, we have commitments of approximately $1.6 million to purchase property, plant and equipment, software licenses and consulting services as of December 31, 2007.

On September 13, 2007, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during the twelve month period following September 17, 2007, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, we can purchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2007, we had purchased 4,162,912 shares for a total expenditure of $10.0 million.

Our short-term investments at December 31, 2007, included $129.9 million of high-grade (AAA rated) student loan, government-backed, auction rate securities issued primarily by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities are intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy.

Subsequent to December 31, 2007, all of the Company’s auction rate securities completed a successful auction process. However, during the week of February 11, 2008, we were informed that there was insufficient demand at auction for some of our auction rate securities. We also experienced a similar situation with our remaining auction rate securities during the following two weeks. As a result, these affected securities are currently not liquid, the interest rates have been reset to predetermined higher rates (LIBOR plus 1.5%) and we may be required to hold them until they are redeemed by the issuer or to maturity which ranges from June 2030 to November 2047. In the event we need to access these funds, we may not be able to do so without a possible loss to their carrying value, until a future auction for these investments is successful, they are redeemed by the issuer, or they mature. At this time, we do not have any evidence to conclude that these investments are impaired even though the market for these investments is presently uncertain. We do not have a need to access these funds for operational purposes for the foreseeable future, but we will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments. We believe that our existing cash and other short-term investments, and our expected operating cash flows and other sources of cash, will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments on our March 31, 2008 and any future balance sheets.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose Move to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to Move.

Recent Accounting Developments

We adopted the Financial Accounting Standards Board’s (“FASB’s”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements, which may have a material impact.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements, which may have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. As of December 31, 2007, our short-term investments included $129.9 million of high-grade (AAA rated) auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities are intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Subsequent to December 31, 2007, all of our auction rate securities completed a successful auction process. However, during the week of February 11, 2008, we were informed that there was insufficient demand at auctions for some of our high-grade auction rate securities. We also experienced a similar situation with our remaining auction rate securities during the following two weeks. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates (LIBOR plus 1.5%) and we may be required to hold them until they are redeemed by the issuer or to maturity which ranges from June 2030 to November 2047.

In the event we need to access these funds, we may not be able to do so without a possible loss to their carrying value, until a future auction for these investments is successful, they are redeemed by the issuer, or they mature. At this time, management does not have any evidence to conclude that these investments are impaired even though the market for these investments is presently uncertain. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a need to reclassify to long term investments. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plans. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments on our March 31, 2008 and any future balance sheets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 20 to the consolidated financial statements, Move, Inc. adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Additionally, as discussed in Note 2 to the consolidated financial statements, Move, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 28, 2008

MOVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$45,713	$14,873
Short-term investments	129,900	142,975
Accounts receivable, net of allowance for doubtful accounts of $3,798 and $3,313 at December 31, 2007 and 2006, respectively	18,016	17,909
Assets of discontinued operations	1,335	3,640
Other current assets	13,906	34,149

Total current assets	208,870	213,546
Property and equipment, net	32,515	29,018
Goodwill, net	21,097	21,279
Intangible assets, net	15,306	16,715
Restricted cash	3,369	4,279
Other assets	1,371	1,112

Total assets	$282,528	$285,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,971	$4,904
Accrued expenses	29,349	26,287
Obligation under capital leases	1,894	1,904
Deferred revenue	38,532	50,036
Liabilities of discontinued operations	335	490

Total current liabilities	75,081	83,621
Obligation under capital leases	273	2,167
Other non-current liabilities	1,508	2,497

Total liabilities	76,862	88,285
Commitments and contingencies (Note 22)
Series B convertible preferred stock	101,189	96,212
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 151,355 and 154,116 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	151	154
Additional paid-in capital	2,076,074	2,069,399
Accumulated other comprehensive income	675	326
Accumulated deficit	(1,972,423)	(1,968,427)

Total stockholders’ equity	104,477	101,452

Total liabilities and stockholders’ equity	$282,528	$285,949

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue	$286,283	$280,112	$240,911
Cost of revenue	57,233	58,790	49,002

Gross profit	229,050	221,322	191,909
Operating expenses:
Sales and marketing	108,633	107,861	88,560
Product and web site development	34,656	33,666	21,679
General and administrative	80,718	79,751	80,735
Amortization of intangible assets	2,028	1,966	2,563
Restructuring charges	—	(278)	(1,331)
Impairment of long-lived assets	6,125	—	—
Litigation settlement	3,900	—	1,750

Total operating expenses	236,060	222,966	193,956

Loss from continuing operations	(7,010)	(1,644)	(2,047)
Interest income, net	9,852	7,249	2,351
Other income, net	1,482	17,410	642

Income from continuing operations before income taxes	4,324	23,015	946
Provision for income taxes	(501)	(134)	—

Income from continuing operations	3,823	22,881	946
Gain on disposition of discontinued operations	—	—	855
Loss from discontinued operations	(2,842)	(776)	(1,256)

Net income	981	22,105	545
Convertible preferred stock dividend and related accretion	(4,977)	(4,859)	(408)

Net income (loss) applicable to common stockholders	$(3,996)	$17,246	$137

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$0.12	$0.00
Discontinued operations	(0.02)	(0.01)	(0.00)

Basic income (loss) per share applicable to common stockholders	$(0.03)	$0.11	$0.00

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.01)	$0.11	$0.00
Discontinued operations	(0.02)	(0.00)	(0.00)

Diluted income (loss) per share applicable to common stockholders	$(0.03)	$0.11	$0.00

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	154,524	151,170	147,175

Diluted	154,524	163,394	182,548

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Convertible				Additional		Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Charges	Income (loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2004	—	$—	146,868	$147	$2,043,053	$—	$(406)	$409	$(1,985,810)	$57,393
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	545	545
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	—	—	—	—	(64)	—	(64)

Comprehensive income	—	—	—	—	—	—	—	(66)	545	479

Issuance of common stock under exercise of stock options	—	—	1,962	2	3,617	—	—	—	—	3,619
Issuance of restricted stock	—	—	106	—	219	—	(219)	—	—	—
Stock-based charges	—	—	115	—	249	—	274	—	—	523
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(408)	(408)
Shares issued in settlement of contractual obligations	—	—	150	—	318	—	—	—	—	318

Balance at December 31, 2005	—	$—	149,201	$149	$2,047,456	$—	$(351)	$343	$(1,985,673)	$61,924

Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	22,105	22,105
Unrealized gain on marketable securities	—	—	—	—	—	—	—	14,820	—	14,820
Realized gain on marketable securities	—	—	—	—	—	—	—	(14,809)	—	(14,809)
Foreign currency translation	—	—	—	—	—	—	—	(28)	—	(28)

Comprehensive income	—	—	—	—	—	—	—	(17)	22,105	22,088

Issuance of common stock under exercise of stock options	—	—	4,852	5	6,884	—	—	—	—	6,889
Issuance of restricted stock	—	—	110	—	—	—	—	—	—	—
Receipt of shares from escrow	—	—	—	—	—	(291)	—	—	—	(291)
Retirement of treasury shares	—	—	(47)	—	(291)	291	—	—	—	—
Stock-based compensation and charges	—	—	—	—	15,701	—	—	—	—	15,701
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,859)	(4,859)
Reclassification of deferred compensation	—	—	—	—	(351)	—	351	—	—	—

Balance at December 31, 2006	—	$—	154,116	$154	$2,069,399	$—	$—	$326	$(1,968,427)	$101,452

Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	981	981
Unrealized gain on marketable securities	—	—	—	—	—	—	—	14	—	14
Foreign currency translation	—	—	—	—	—	—	—	335	—	335

Comprehensive income	—	—	—	—	—	—	—	349	981	1,330

Issuance of common stock under exercise of stock options	—	—	1,128	1	3,063	—	—	—	—	3,064
Issuance of restricted stock	—	—	357	—	500	—	—	—	—	500
Restricted stock surrendered for employee tax liability	—	—	(83)	—	(358)	—	—	—	—	(358)
Repurchase and retirement of common stock	—	—	(4,163)	(4)	(9,996)	—	—	—	—	(10,000)
Stock-based compensation and charges	—	—	—	—	13,466	—	—	—	—	13,466
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,977)	(4,977)

Balance at December 31, 2007	—	$—	151,355	$151	$2,076,074	$—	$—	$675	$(1,972,423)	$104,477

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
			Revised
	(In thousands)

Cash flows from continuing operating activities:
Income from continuing operations	$3,823	$22,881	$946
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	11,032	10,340	7,309
Amortization of intangible assets	2,028	1,966	2,563
Provision for doubtful accounts	1,413	2,187	719
Stock-based compensation and charges	14,126	15,587	1,115
Impairment of long-lived assets	6,125	—	—
Gain on sales of property and equipment	(345)	—	(175)
Change in market value of embedded derivative liability	(1,052)	(1,074)	—
Other non-cash items	83	(305)	(131)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(1,520)	(2,830)	(4,635)
Other assets	(2,345)	(14,454)	(2,127)
Accounts payable and accrued expenses	2,663	(15,870)	(438)
Deferred revenue	(11,585)	5,720	187

Net cash provided by continuing operating activities	24,446	24,148	5,333
Net cash (used in) provided by discontinued operations	(683)	(735)	464

Net cash provided by operating activities	23,763	23,413	5,797

Cash flows from investing activities:
Purchases of property and equipment	(18,738)	(12,917)	(10,894)
Acquisitions, net	—	(9,572)	—
Purchases of short-term investments	(73,475)	(30,250)	(116,285)
Maturities of short-term investments	86,550	26,325	22,275
Purchases of intangible assets	(619)	(300)	—
Proceeds from the sale of marketable equity securities	15,743	—	—
Proceeds from the surrender of life insurance policies	5,200	—	—
Proceeds from sales of property and equipment	346	—	202

Net cash provided by (used in) investing activities of continuing operations	15,007	(26,714)	(104,702)
Net cash provided by investing activities of discontinued operations	—	—	596

Net cash provided by (used in) investing activities	15,007	(26,714)	(104,106)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and share issuances under employee stock purchase plan	3,064	6,890	3,619
Repurchases of company’s common stock	(10,000)	—	—
Payments on capital lease obligations	(1,904)	(2,735)	(1,748)
Restricted cash	910	747	814
Proceeds from sale of convertible preferred stock	—	—	94,077

Net cash (used in) provided by financing activities	(7,930)	4,902	96,762

Change in cash and cash equivalents	30,840	1,601	(1,547)

Cash and cash equivalents, beginning of period	14,873	13,272	14,819

Cash and cash equivalents, end of period	$45,713	$14,873	$13,272

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.com®, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through our Top Producer® business and local merchant and community information to new movers through our Welcome Wagon® business.

Our vision is to revolutionize the American dream of home ownership. A home is the single largest investment in most people’s lives, and we believe a tremendous opportunity exists to help transform the difficult process of finding a place to live into the emotional connection of home. Our mission is to be the most trusted source for real estate online.

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

Cash and Cash Equivalents, Short-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company also invests in certain auction rate preferred equity and debt securities that have been classified as short-term investments in the accompanying balance sheets. The short-term investments are presented in current assets in the accompanying balance sheets, as they completed a successful auction process subsequent to December 31, 2007. The Company does not invest in any long-term investments. It invests its excess cash in money-market funds, auction rate securities and debt instruments of the U.S. Government and its agencies. See Notes 5 and 23 for further discussion.

The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income, net as incurred. For the year ended December 31, 2006, the Company recognized $15.7 million in realized gains on the sale of marketable securities which are included within other income, net, $14.8 million of which was reclassified from accumulated other comprehensive income into earnings for the period. For the years ended December 31, 2007 and 2005 realized gains and losses were immaterial.

Restricted Cash — The restricted cash balance is related to letters of credit associated with contractual provisions of two of the Company’s facilities lease commitments.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short and long term investments, marketable equity securities and accounts receivable. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Prepaid Commissions — The Company prepays commissions to certain of its salespersons on the contract sale date and expenses the commission consistent with the revenue recognition term.

Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment, three to five years for furniture, fixtures and office equipment, and five to seven years for machinery and equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress is primarily related to software licenses and capitalized costs and leasehold improvements not yet deployed Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

Product and Web Site Development Costs — The Company capitalizes the cost of software developed for internal use as well as the cost to develop its monthly subscription software products in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force (“EITF”) Issue 00-02, “Accounting for Website Development Costs.” Costs related to design or maintenance is expensed as incurred. The Company had $11.7 million and $8.6 million of capitalized software costs and $4.0 million and $5.2 million of accumulated amortization included in computer software and equipment and construction in progress at December 31, 2007 and 2006, respectively.

Identifiable Intangibles, Goodwill and other Long-Lived Assets — The Company has both indefinite and definite lived intangibles. Definite lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2.5 to 15.5 years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, the Company recorded impairment charges of $6.1 million and $1.8 million from continuing operations and discontinued operations, respectively (See Note 6). There were no impairment charges in the years ended December 31, 2006 and 2005.

The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)

Customer, merchant lists and relationships	2.8
NAR operating agreement	15.5
Purchased technology	7.0
Trade names, trademarks and brand name	14.7
Other	5.8

Revenue Recognition — The Company derives its revenue primarily from two sources (i) advertising revenue for running online advertising on the Company’s web sites or offline advertising placed in its publications and (ii) software revenue, which includes software licenses. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Advertising Revenue — The Company sells online and offline advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) variable, performance based agreements. The impressions based agreements range from spot purchases to twelve month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. The Company measures performance related to advertising obligations on a monthly basis prior to the recording of revenue. Offline advertising revenue is recognized when the publications, in which the advertising is displayed, are shipped.

Software Revenue — The Company licenses its software on a monthly subscription basis. The Company’s hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. Revenue is recognized ratably over the service period.

Shipping and Handling Income and Costs — The Company accounts for income and costs related to shipping and handling activities in accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Income from shipping and handling is included with revenue. Associated costs of shipping and handling are included in cost of revenue.

Taxes Collected from Customers — The Company reports taxes collected from customers on a net presentation basis in accordance with EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense — Advertising costs, which consist primarily of online advertising, portal fees, keyword buys, e-mail campaigns, and other trade advertising, are expensed as incurred and totaled $31.8 million, $31.4 million and $21.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation and Charges — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123R. Stock-based compensation expense recognized due to the adoption of SFAS 123R, excluding discontinued operations, was $17.6 million and $11.3 million for the years ended December 31, 2007 and 2006, respectively, related to employee stock options.

Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”). Therefore, there was no stock-based compensation related to employee stock options for the year ended December 31, 2005.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Developments — In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on the consolidated financial statements, which may have a material impact.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on the consolidated financial statements, which may have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on the consolidated financial statements.

Reclassifications — Certain reclassifications have been made to prior years’ financial statements in order to conform to the 2007 presentations. Specifically, the net cash flows from discontinued operations that were presented for the year ended December 31, 2005 include the operating results from the discontinued operations as well as reconciling items consistent with the indirect method of calculating cash flows from operations as described in SFAS No. 95 “Statement of Cash Flows.” Included within the net cash provided by discontinued operations for the year ended December 31, 2005 were the proceeds from the sale of our discontinued operations. Also included, net, within the line item for the year were cash flows for the purchase of property and equipment related to the discontinued operations. To comply with recent guidance and to conform to the 2007 presentation, the proceeds from the sale of our discontinued operations and cash flows for the purchase of property and equipment have been reclassified to and presented under investing activities.

3.	Acquisitions and Disposals

In the fourth quarter of 2007, the Company decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. The Company is actively marketing the business for sale and expects to

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete a transaction in 2008. As a result, the operating results of this business have been reclassified as discontinued operations for all periods presented.

On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $8.9 million has been allocated to goodwill and other identifiable intangible assets. The identifiable intangible assets include $2.0 million associated with indefinite lived trade name and trademarks with the remaining being amortized over estimated lives ranging from two to seven years. At December 31, 2007 and 2006, the Company had goodwill of $4.4 million and net intangible assets of $3.4 million and $4.0 million, respectively, associated with the Moving.com acquisition.

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

Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the consolidated financial statements of the Company for all periods presented reflect the classification of its Homeplans division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Revenue	$6,886	$10,272	$11,711
Total operating expenses	7,955	11,048	12,967
Impairment of long-lived assets	1,773	—	—

Loss from discontinued operations	$(2,842)	$(776)	$(1,256)

The carrying amounts of the major classes of assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Total current assets	$358	$688
Property and equipment, net	151	227
Goodwill and other assets	826	2,725

Total assets	$1,335	$3,640

Total current liabilities	335	490

Total liabilities	$335	$490

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Restructuring Charges

In the fourth quarter of 2001, the Company’s Board of Directors approved a restructuring and integration plan, with the objective of eliminating duplicate resources and redundancies and implementing a new management structure to more efficiently serve the Company’s customers. The plan included the unwinding of the Company’s newly formed or recently acquired international operations and a broad restructuring of the Company’s core operations. During the year ended December 31, 2005, the Company negotiated a reduction to its lease obligation for one of its facilities. That revision, along with fluctuations in the exchange rate for some of the contractual obligations related to the foreign operations, resulted in a $1.3 million reduction in the restructuring charges. During the year ended December 31, 2006, the Company negotiated reductions of the contractual obligations related to the foreign operations resulting in a $218,000 reduction in the restructuring charges.

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

A summary of activity for the years ended December 31, 2007, 2006 and 2005 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related	Contractual
	Benefits	Charges	Obligations	Total

Restructuring accrual at December 31, 2004	$6	$8,372	$401	$8,779
Cash paid	—	(3,674)	(8)	(3,682)
Change in estimates	(6)	(1,143)	(148)	(1,297)

Restructuring accrual at December 31, 2005	—	3,555	245	3,800
Cash paid	—	(3,425)	(20)	(3,445)
Change in estimates	—	(82)	(196)	(278)

Restructuring accrual at December 31, 2006	—	48	29	77
Cash paid	—	(41)	—	(41)

Restructuring accrual at December 31, 2007	$—	$7	$29	$36

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-term Investments

The following table summarizes the Company’s investments in available-for-sale securities classified as short-term investments at December 31, 2007 and 2006 (in thousands):

		Unrealized	Unrealized	Estimated Fair
	Book Value	Gains	Losses	Value

December 31, 2007
Corporate bonds — auction rate securities	$118,700	$—	$—	$118,700
Municipal bonds — auction rate securities	11,200	—	—	11,200

Total short term investments	$129,900	$—	$—	$129,900

December 31, 2006
Corporate bonds — auction rate securities	$58,550	$—	$—	$58,550
Municipal bonds — auction rate securities	84,425	—	—	84,425

Total short term investments	$142,975	$—	$—	$142,975

The Company’s short-term investments consisted primarily of high-grade (AAA rated) student loan, government-backed, auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities are intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy.

Subsequent to December 31, 2007, all of the Company’s auction rate securities completed a successful auction process. However, during the week of February 11, 2008, the Company was informed that there was insufficient demand at auction for some of its auction rate securities. The Company also experienced a similar situation with its remaining auction rate securities during the following two weeks. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates (LIBOR plus 1.5%) and the Company may be required to hold them until they are redeemed by the issuer or to maturity which ranges from 2030 to 2047. See Note 23.

6.	Impairment of Long-Lived Assets and Contract Termination Costs

During the fourth quarter of 2007, specific events and changes in operations of the business indicated a potential impairment of certain of the Company’s long-lived assets. As a result of a change in key management, the Company’s operating strategy and technological direction changed significantly. As a result of the change in strategies, during the fourth quarter of 2007, several key projects were reviewed and it was determined that the Company would not continue to invest in certain projects going forward and, as a result, associated assets purchased to support those projects would be abandoned. The Company recorded an impairment charge of $5.5 million associated with certain software and capitalized web site development costs for the year ended December 31, 2007. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of approximately $0.6 million for the year ended December 31, 2007.

During the fourth quarter of 2007, the Company decided to divest our Homeplans business unit. Pursuant to SFAS No. 144, the Company performed an impairment analysis and fair value was determined based on potential bids received for the Homeplans assets. The Company recorded an impairment charge of $1.8 million associated with the potential divestiture and sale of this business. This impairment charge is reflected in loss from discontinued operations for the year ended December 31, 2007.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2007, in anticipation of a potential move of the Company’s corporate headquarters, management entered into a sublease agreement for an interim facility located in Agoura Hills, California for a term of thirteen months. Subsequent to entering into the lease, management renegotiated with the current landlord and executed an amendment to remain in its corporate headquarters in Westlake Village, California. As a result, the Company will not occupy the new facility in Agoura Hills. Since the Company will derive no economic value from the sublease, the Company has recorded an estimated liability in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liability of $750,000 was recorded and is included in general and administrative expenses for the year ended December 31, 2007. No estimate was made for estimated subtenant income due to the unlikelihood that the Company will be able to sublease the location due to the limited term of the agreement and general economic conditions in the area.

7.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Computer software and equipment	$54,124	$55,332
Furniture, fixtures and office equipment	3,361	4,358
Leasehold improvements	11,082	10,584
Machinery and equipment	2,253	2,265
Construction in progress	4,626	3,658

Total	75,446	76,197
Less: accumulated depreciation and amortization	(42,931)	(47,179)

Property and equipment, net	$32,515	$29,018

Depreciation expense, excluding discontinued operations, was $11.0 million, $10.3 million and $7.3 million, which includes amortization of fixed assets acquired under capital lease obligations of $1.8 million, $2.4 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Computer software and equipment above includes $6.3 million and $9.4 million of assets purchased under capital leases at December 31, 2007 and 2006, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill decreased by $2.6 million for the year ended December 31, 2007 due to a $1.8 million impairment charge related to Homeplans (See Note 6) and the reclassification of Homeplans Goodwill to Assets of discontinued operations from the Consumer Media segment. Goodwill by segment is as follows (in thousands):

	December 31,
	2007	2006

Real Estate Services	$12,806	$12,988
Consumer Media	8,291	8,291

Total	$21,097	$21,279

The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.3 million of trade name and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. The Company wrote-off $15.7 million of fully amortized intangible assets that were no longer in

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use during the year ended December 31, 2007. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	December 31,
	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, and brand names	$21,830	$9,217	$22,046	$8,184
Purchased technology	1,400	366	10,499	9,265
NAR® operating agreement	1,578	901	1,578	751
Customer lists and relationships	255	172	1,041	865
Other	1,450	551	1,253	637

Total	$26,513	$11,207	$36,417	$19,702

Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $2.0 million and $2.6 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2008	$2,028
2009	1,752
2010	1,686
2011	1,682
2012	1,607

9.	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2007	2006

Receivable from sale of equity securities	$—	$15,743
Prepaid commissions	8,381	7,849
Cash surrender value of life insurance policies	—	5,218
Other	5,525	5,339

Total	$13,906	$34,149

10.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006

Accrued payroll and related benefits	$15,253	$12,283
Accrued professional fees	1,308	1,429
Other	12,788	12,575

Total	$29,349	$26,287

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Related-party Transactions

As part of an employment agreement entered into in 2002, the Company reimburses its chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement was approximately $1.7 million, $1.4 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12.	Segment Information

Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. During the fourth quarter of 2005, the Company revised its business segments to align with the way it is approaching the market: Real Estate Services for those products and services offered to real estate industry professionals trying to reach consumers and manage their relationships with them and Consumer Media (formerly Move-Related Services) for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. As a result of these changes, we evaluate performance and allocate resources based on these two segments. We have reclassified previously reported segment data to conform to the current period presentation. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, the Company changed the name of its former Move-Related Services segment to Consumer Media.

The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, internal business systems, and human resources; amortization of intangible assets; litigation settlement charges; stock-based charges; impairment charges and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

The listing enhancement product within the Real Estate Services segment represented approximately 31%, 26%, and 23% of the overall revenue from continuing operations for fiscal years 2007, 2006 and 2005, respectively. The Featured Homes product within this segment represented approximately 11%, 11%, and 10% of the overall revenue for 2007, 2006 and 2005, respectively, and the Top Producer 7i product represented approximately 10% of the overall revenue for 2007. The Welcome Wagon gift book within the Consumer Media segment represented approximately 11%, 12% and 13% of our overall revenue from continuing operations for fiscal years 2007, 2006 and 2005, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	For the Year Ended December 31, 2007
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$220,546	$65,737	$—	$286,283
Cost of revenue	34,677	20,200	2,356	57,233

Gross profit (loss)	185,869	45,537	(2,356)	229,050
Sales and marketing	71,114	32,257	5,262	108,633
Product and web site development	27,030	5,994	1,632	34,656
General and administrative	27,782	13,642	39,294	80,718
Amortization of intangible assets	—	—	2,028	2,028
Impairment of long-lived assets	—	—	6,125	6,125
Litigation settlement	—	—	3,900	3,900

Total operating expenses	125,926	51,893	58,241	236,060

Income (loss) from continuing operations	$59,943	$(6,356)	$(60,597)	$(7,010)

	For the Year Ended December 31, 2006
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$208,339	$71,773	$—	$280,112
Cost of revenue	33,323	22,311	3,156	58,790

Gross profit (loss)	175,016	49,462	(3,156)	221,322
Sales and marketing	69,915	34,059	3,887	107,861
Product and web site development	25,083	4,354	4,229	33,666
General and administrative	30,113	14,364	35,274	79,751
Amortization of intangible assets	—	—	1,966	1,966
Restructuring charges	—	—	(278)	(278)

Total operating expenses	125,111	52,777	45,078	222,966

Income (loss) from continuing operations	$49,905	$(3,315)	$(48,234)	$(1,644)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2005
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$181,324	$59,587	$—	$240,911
Cost of revenue	27,902	19,160	1,940	49,002

Gross profit (loss)	153,422	40,427	(1,940)	191,909
Sales and marketing	60,125	27,133	1,302	88,560
Product and web site development	15,922	3,375	2,382	21,679
General and administrative	22,750	11,022	46,963	80,735
Amortization of intangible assets	—	—	2,563	2,563
Litigation settlement	—	—	1,750	1,750
Restructuring charges	—	—	(1,331)	(1,331)

Total operating expenses	98,797	41,530	53,629	193,956

Income (loss) from continuing operations	$54,625	$(1,103)	$(55,569)	$(2,047)

13.	Stock Plans

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

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”) which was combined with the previous 1999 Plan. The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,813,010, 6,937,250 and 6,713,966 shares in January 2008, 2007 and 2006, respectively. Pursuant to the terms of the plan, no person is eligible to receive more than 2 million shares in any calendar year under the plan.

In connection with acquisitions prior to 2002, the Company assumed plans with authorized options of 8,013,141. Options outstanding pursuant to these plans were 1,787,941 and 100,214 as of December 31, 2007 and 2006, respectively, and the weighted average exercise price of those option shares was $4.90 and $22.41, respectively.

On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserved 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Management Development and Compensation Committee of the Board of Directors. Pursuant to the terms of the plan, options granted to insiders (officers or

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors of the Company who are subject to Section 16 of the Securities Exchange Act of 1934) may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the plan.

The following table summarizes the activities under the option plans for the years ended December 31, 2007, 2006 and 2005 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2004	27,913	$0.30 to 89.25	$2.99
Granted	7,031	1.95 to 5.10	2.31
Exercised	(1,962)	0.30 to 4.80	1.84
Cancelled	(767)	0.30 to 69.63	5.86

Outstanding at December 31, 2005	32,215	0.30 to 89.25	2.84
Granted	6,274	4.40 to 6.45	5.13
Exercised	(4,612)	0.30 to 4.80	1.39
Cancelled	(2,264)	0.30 to 89.25	5.60

Outstanding at December 31, 2006	31,613	0.30 to 89.25	3.30
Granted	9,553	2.35 to 6.32	4.18
Exercised	(1,128)	0.30 to 5.96	2.72
Cancelled	(2,467)	0.30 to 72.12	5.08

Outstanding at December 31, 2007	37,571	$0.30 to 89.25	$3.43

Common stock available for issuance upon the exercise of options as of December 31, 2007 was 10.7 million shares, but increased on January 1, 2008 to 17.5 million shares.

Additional information with respect to the outstanding options at December 31, 2007 is as follows (shares in thousands):

	Options Outstanding
		Weighted Average	Weighted	Options Exercisable
	Number	Remaining	Average	Number	Average
Prices	Of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30 to 1.72	1,012	4.44	$1.02	1,012	$1.02
1.76	10,410	3.49	1.76	10,410	1.76
1.95 to 2.07	807	7.32	1.95	482	1.96
2.16	3,775	6.33	2.16	2,800	2.16
2.18 to 3.35	3,765	5.41	2.55	2,572	2.49
3.49 to 4.20	2,851	5.17	4.03	2,170	4.02
4.21	4,011	9.43	4.21	510	4.21
4.25 to 4.32	3,966	8.83	4.30	1,593	4.31
4.35 to 4.95	4,601	7.90	4.77	1,895	4.80
5.43 to 89.25	2,373	7.34	9.54	1,036	14.53

$0.30 to $89.25	37,571	6.19	$3.43	24,480	$3.05

The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.78, $3.69 and $1.87, respectively. The total number of shares exercisable was 24.5 million, 19.6 million and

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.8 million at December 31, 2007, 2006 and 2005, respectively. The weighted average exercise price at those dates was $3.05, $2.95 and $2.91, respectively.

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

During the years ended December 31, 2007, 2006 and 2005, the Company issued 100,000, 109,500, and 105,450 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. These shares will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was $421,000, $522,000, and $219,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is being recognized over their respective vesting period. Total costs recognized was $341,000, $315,000 and $274,000 for the year ended December 31, 2007, 2006 and 2005, respectively, and is included in stock-based compensation and charges. There were 314,950, 292,200 and 619,288 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2005, the Company issued 115,740 restricted shares to the chief executive officer for compensation resulting in charges of $250,000 for the year ended December 31, 2005. These shares will vest on the third anniversary of their issuance. There were 115,740 and 186,662 unvested shares of restricted stock issued to the Company’s chief executive officer as of December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vest fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the year ended December 31, 2007 related to this award was approximately $0.8 million and is included in stock-based compensation and charges. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of employment taxes due as a result of this transaction.

The Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers during the years ended December 31, 2007 and 2006, respectively. The following summarizes the restricted stock unit activity (in thousands):

Number of
Restricted Stock Units

Initial units granted	5,145
Units forfeited	(505)

Non-vested units at December 31, 2006	4,640
Units granted	2,325
Units forfeited	(1,830)

Non-vested units at December 31, 2007	5,135

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the original terms of the awards, the officers were to earn shares of the Company’s stock, based on the attainment of certain performance goals relating to the Company’s revenues and operating income (as defined by the Management Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the year ended December 31, 2007, the Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods from the original awards, reducing the original restricted stock units available for vesting after 2008 by 50% for each of the executives, and revising the target financial performance for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by attainment of those performance goals.

As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed to reflect this assumption. Recognition of compensation for these units will be deferred until management determines that it is probable that it will achieve the new performance targets. As a result, $4.0 million of stock-based compensation expense recognized in 2006 was reversed in 2007. As of December 31, 2007, the fair value of the remaining restricted stock units granted was $23.3 million.

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

	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006

Risk-free interest rates	3.41-5.16%	4.35-5.33%
Expected term (in years)	6.06	6.06
Dividend yield	0%	0%
Expected volatility	65-75%	80%

During the year ended December 31, 2006, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates its uses in the determination of its stock-based compensation expense. The impact of changes to the forfeiture

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates on non-cash compensation expense for the year ended December 31, 2007 was immaterial; however, the Company recorded a cumulative benefit from the change in estimate of approximately $0.9 million, which reduced non-cash compensation expense for the year ended December 31, 2006.

During the year ended December 31, 2007, the Company accelerated the vesting of stock options of one former employee and extended the term to exercise vested options for that employee and two other former employees. As a result of these modifications, the Company recorded additional compensation expense of $1.6 million. During the year ended December 31, 2006, the Company accelerated the vesting of stock options of three employees upon their termination of employment with the Company. As a result of this modification, the Company recorded additional compensation expense of approximately $0.5 million.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations, income before taxes and net income for the years ended December 31, 2007 and 2006 was $17.6 million and $11.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2007 was $0.11 lower and for the year ended December 31, 2006 was $0.08 and $0.07 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2007	2006	2005

Cost of revenue	$190	$217	$—
Sales and marketing	1,386	1,971	291
Product and web site development	1,181	1,468	—
General and administrative	11,369	11,931	824
Impairment of long lived assets	570	—	—

Total from continuing operations	14,696	15,587	1,115
Total from discontinued operations	91	88	—

Total stock-based compensation and charges	$14,787	$15,675	$1,115

Stock-based compensation and charges for the years ended December 31, 2007, 2006 and 2005 include approximately $0.3 million related to vendor agreements with the remainder related to employee-based stock option expense and restricted stock amortization. There was $4.0 million of compensation expense associated with restricted stock units recognized during the year ended December 31, 2006 and a reversal of that $4.0 million expense during the year ended December 31, 2007 as described above. Stock-based charges for the year ended December 31, 2007 also includes $0.6 million due to impairment of long-lived assets related to the issuance of warrants.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s equity-based compensation plans for the year ended December 31, 2005. For the purposes of this pro forma disclosure, the

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant-date fair value of the Company’s stock options was estimated using a Black-Scholes option-pricing model and amortized over the stock-options’ vesting periods (in thousands, except per share amounts).

For the Year Ended
December 31, 2005

Net income (loss) applicable to common stockholders:
As reported	$137
Add: Stock-based employee compensation charges included in reported net income (loss)(1)	550
Deduct: Total stock-based compensation determined under the fair value-based method for all awards	(17,429)

Pro forma net loss	$(16,742)

Net loss per share — basic and diluted:
As reported	$(0.00)

Pro forma	$(0.11)

(1)	Represents restricted stock compensation expense.

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following weighted-average assumptions:

For the Year Ended
December 31,
2005

Risk-free interest rates	4%
Expected lives (in years)	4
Dividend yield	0%
Expected volatility	124%

The total intrinsic value of stock options exercised during the year ended December 31, 2007, 2006 and 2005 was $3.0 million, $19.1 million, and $4.1 million, respectively. The intrinsic value of options exercisable as of December 31, 2007 and 2006 was $10.0 million and $62.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s non-vested options as of and for the year ended December 31, 2007 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price

Non-vested options at December 31, 2005	12,429	$2.72
Granted	6,274	5.13
Vested	(4,738)	2.71
Forfeited	(1,985)	3.15

Non-vested options at December 31, 2006	11,980	$3.91
Granted	9,553	4.18
Vested	(6,219)	3.86
Forfeited	(2,223)	3.88

Non-vested options at December 31, 2007	13,091	$4.13

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $37.7 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.8 years.

14.	Warrants

During the year ended December 31, 2000, the Company issued a warrant to purchase 40,000 shares at $88.12 as part of a consumer web site operating agreement with the Manufactured Homes Institute (“MHI”) wherein the Company would be the exclusive provider of web sites, home pages, electronic mail and similar Internet related products and services to MHI members and MHI would provide the Company with joint marketing activities and access to member lists and other materials. The Company recorded a prepaid asset of approximately $2.7 million and had a remaining balance of approximately $0.8 million as of December 31, 2006. The Company recognized approximately $0.3 million in stock-based charges for each of the years ending December 31, 2007, 2006 and 2005 in connection with the issuance of the warrant. During the year ended December 31, 2007, the Company recognized an impairment of the long-lived asset in accordance with SFAS 144 (See Note 6). A charge of approximately $0.6 million is included in impairment of long-lived assets for the year ended December 31, 2007.

15.	Series B Convertible Preferred Stock

On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During the years ended December 31, 2007, 2006 and 2005, the Company recorded accretion on the issuance costs of approximately $1.3 million, $1.3 million and $99,000, respectively. The Company determined that the fair value of the Embedded Derivative as of December 31, 2007 and 2006 was $1.0 million and $2.1 million, respectively, and is included in other non-current liabilities. As a result of the reduction in fair value of the embedded derivative, the Company recognized other income of $1.1 million during each of the years ended December 31, 2007 and 2006.

The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2007, if all shares of Series B Preferred Stock were converted they would represent approximately 14% of the Company’s outstanding common stock. The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)

Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311

Net convertible preferred stock at 12/31/2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4

Net convertible preferred stock at 12/31/2006	96,212
Accretion of discount	1,294
Dividends	3,683

Net convertible preferred stock at 12/31/2007	$101,189

16.	Capitalization

As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2006 and December 31, 2005, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognized $0.3 million in stock-based charges in connection with the issuance of common stock for the years ended December 31, 2007, 2006 and 2005.

Stock Repurchases

On September 13, 2007, the Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during the twelve month period following September 17, 2007, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, the Company can purchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2007, the Company had purchased 4,162,912 shares for a total expenditure of $10.0 million which were immediately retired.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For The Year Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations	$3,823	$22,881	$946
Gain on disposition of discontinued operations	—	—	855
Loss from discontinued operations	(2,842)	(776)	(1,256)

Net income	981	22,105	545
Convertible preferred stock dividend and related accretion	(4,977)	(4,859)	(408)

Net income (loss) applicable to common stockholders	$(3,996)	$17,246	$137

Net income (loss) applicable to common stockholders from continuing operations	$(1,154)	$18,022	$538
Net income (loss) applicable to common stockholders from discontinued operations	(2,842)	(776)	(401)

Net income (loss) applicable to common stockholders	$(3,996)	$17,246	$137

Denominator:
Basic weighted average shares outstanding	154,524	151,170	147,175
Dilutive effect of options, warrants and restricted stock	—	12,224	11,489
Dilutive effect of assumed conversion of convertible preferred stock	—	—	23,884

Fully diluted weighted average shares outstanding	154,524	163,394	182,548

Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.01)	$0.12	$0.00
Discontinued operations	(0.02)	(0.01)	(0.00)

Net income (loss)	$(0.03)	$0.11	$0.00

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.01)	$0.11	$0.00
Discontinued operations	(0.02)	(0.00)	(0.00)

Net income (loss)	$(0.03)	$0.11	$0.00

Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 63,218,549, 27,235,665 and 6,568,656 for the years ended December 31, 2007, 2006, and 2005, respectively.

18.	Supplemental Cash Flow Information

During the year ended December 31, 2007:

•	The Company paid $241,000 in interest.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company issued 100,000 shares of restricted common stock to certain members of its Board of Directors. These shares vest in three years. The charge associated with these shares was $421,000 and is being recognized over the three-year vesting period.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vested immediately. The expense associated with these shares was $500,000 and was recognized in the year ended December 31, 2007.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vest one year from their date of employment. The charge associated with these shares was $500,000, and is being recognized over the one-year vesting period.

•	The Company received 82,946 shares of common stock with a fair value of approximately $358,000 from one of its officers to reimburse the Company for the officer’s share of employment taxes due as a result of the issuance of restricted stock.

•	The Company issued 25,000 shares of restricted common stock to a senior executive. The charge associated with these shares was $61,000, and is being recognized over the three-year vesting period.

•	The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends.

During the year ended December 31, 2006:

•	The Company paid $303,000 in interest.

•	The Company issued 109,500 shares of restricted common stock to certain members of its Board of Directors. These shares vest in three years. The charge associated with these shares was $522,000 and is being recognized over the three-year vesting period.

•	The Company issued $3.6 million in additional Series B Preferred Stock as in-kind dividends.

•	The Company funded $5.8 million of capital expenditures through capital lease financing arrangements.

During the year ended December 31, 2005:

•	The Company paid $75,000 in interest.

•	The Company issued 150,000 shares of common stock to settle contractual obligations of $318,000.

•	The Company issued $311,000 in additional Series B Preferred Stock as in-kind dividends.

•	The Company issued 115,740 shares of restricted common stock to its Chief Executive Officer. These shares vest over three years. The expense associated with these shares was $250,000 and was recognized in 2005.

•	The Company issued 105,450 shares of restricted common stock to certain members of its Board of Directors. Theses shares vest in three years. The charge associated with these shares was $219,000 and is being recognized over the three-year vesting period.

•	The Company excluded $1.8 million of capital expenditures and associated accounts payable recorded at the end of December 2005 as these purchases were subsequently funded through capital lease financing arrangements in January 2006.

19.	Defined Contribution Plan

The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.9 million, $1.8 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

20.	Income Taxes

As a result of historical net operating losses, the Company has generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. Additionally, during the year ended December 31, 2007, a tax provision was recorded due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2007	2006	2005

Current:
Federal	$334	$—	$—
State	—	—	—

Total current provision	334	—	—

Deferred:
Federal	137	112	—
State	30	22	—

Total deferred provision	167	134	—

Provision for income taxes	$501	$134	$—

The components of the deferred tax assets and related valuation allowance at December 31, 2007 and 2006 are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$273,044	$338,543
Deferred expenses	4,322	7,285
Impairment charges	9,043	1,864
Amortization of acquired intangible assets	4,879	3,901
Other	12,282	6,317

	303,570	357,910
Less: valuation allowance	(303,570)	(357,910)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	(301)	(134)

Net deferred tax liability	$(301)	$(134)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carry forward period to utilize the net operating loss carryforwards. The valuation reserve for net deferred taxes was decreased by approximately $52.4 million primarily as a result of the decrease to the deferred tax asset relating to excess tax benefits associated with the exercise of stock options embedded in net operating loss carryforwards (as explained below) and an adjustment to the Company’s state net operating loss carryforwards.

As a result of the adoption of SFAS No. 123R, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2007, deferred tax assets do not include $58.7 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $58.7 million if and when such excess tax benefits are realized.

Included in the deferred tax assets are net operating losses from acquired entities. To the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it will be credited directly to goodwill. For the year ended December 31, 2007, the Company recorded an $181,000 reduction to goodwill related to the release of valuation allowance for utilization of acquired net operating losses.

The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2007		2006
	Amount	Tax Rate	Amount	Tax Rate

Statutory rate applied to income before income taxes	$1,470	34%	7,825	34%
State taxes, net of federal tax benefit	334	11%	1,452	6%
Permanent items	1,352	68%	1,918	8%
Change in valuation allowance	(2,655)	(88)%	(11,061)	(48)%

Total tax provision	$501	25%	$134	0%

At December 31, 2007, the Company had gross NOLs for federal and state income tax purposes of approximately $912.6 million and $402.4 million, respectively. The federal NOLs begin to expire in 2008. Approximately $21.1 million of the state NOLs expired in 2007, and the state NOLs will continue to expire in 2008. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws.

Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however there may be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

As of December 31, 2007, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2007, 2006, and 2005. The tax years 1993-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

21.	Settlements of Disputes and Litigation

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

In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice several defendants, including Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation). On June 30, 2006, the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) affirmed the dismissals, but remanded the case to the District Court to determine whether it would be possible for the Plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. The defendants, including Avis, petitioned to the U.S. Supreme Court for a writ of certiorari to the Ninth Circuit, which petition was granted. On January 22, 2008, the United States Supreme Court vacated the judgment of the Ninth Circuit and remanded the case back to the Ninth Circuit for further consideration in light of the Supreme Court’s decision in Stoneridge Investment Partners, L.L.C. v. Scientific-Atlantic, Inc. Given that the Stoneridge decision expressly rejected the Ninth Circuit’s rationale in the Ninth Circuit’s Avis decision remanding the case back to the District Court, the Company believes upon remand that the Ninth Circuit will enter a judgment affirming the District Court’s dismissal with prejudice of Plaintiff’s claims against Avis.

If Avis is not permitted to share in the settlement of the Securities Class Action Lawsuit (which would be the case if it becomes a defendant in the case), the Company has agreed to pay or otherwise provide to Avis the amount of money and/or other consideration that Avis would have been otherwise entitled to receive from that portion of the class action settlement fund provided by the Company had Avis been a class member and Avis’ proof of claim in respect of its shares had been accepted in full. The Company estimates that Avis could be entitled to receive approximately $2.3 million in cash and approximately 3.79 million shares from the Company if Avis is prevented from participating in the settlement.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Settlement and Resolution of Other Litigation

In July 2005, Stuart Wolff (“Wolff”), the Company’s former chairman and chief executive officer, filed a suit against the Company in the Delaware Chancery Court in New Castle County. The complaint sought advancement of expenses (including attorneys’ fees) purportedly incurred and to be incurred by Wolff in connection with the SEC and the United States Department of Justice (“DOJ”) investigations and certain civil actions filed against Wolff. Effective September 28, 2005, the Company entered into a settlement agreement to reimburse Wolff $11.0 million for expenses incurred in his defense. The Company has no further financial obligations to Wolff. The Company recorded legal costs associated with Wolff of approximately $8.0 million for the year ended December 31, 2005 which has been reflected in general and administrative expense.

In October 2003, Peter Tafeen (“Tafeen”), a former officer of the Company, filed suit in the Delaware Chancery Court in New Castle County asserting a claim for advancement of fees in connection with the SEC and DOJ investigations and the civil actions filed against Tafeen for his purported role in a scheme to inflate the Company’s revenues. Effective February 22, 2006, the Company entered into a settlement agreement to reimburse Tafeen $11.85 million for expenses incurred in his defense. The Company has no further financial obligations to Tafeen. The Company recorded legal costs associated with Tafeen of approximately $7.75 million for the year ended December 31, 2005 which has been reflected in general and administrative expense.

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

In June 2006, InternetAd Systems, LLC (“InternetAd”) filed suit against the Company, Turner Broadcasting Systems, Inc., FreeRealTime.com, Inc., Knight Ridder Digital, and Condenet, Inc. in the United States District Court for the Northern District of Texas, Dallas Division. The complaint alleged that InternetAd is licensee of U.S. Patents 5,572,643; 5,737,619; 6,185,586; and 6,457,025, and that the Company infringed these patents by manufacturing, making, having made, and/or using products and/or advertising systems through the Company’s

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

web sites. InternetAd requested an unspecified amount of damages, as well as interest, attorney fees and costs, and an injunction. On May 18, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by InternetAd Systems, LLC. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case and the claims against the Company were dismissed by InternetAd with prejudice.

In December 2006, Scott C. Harris and Memory Control Enterprise, LLC (“MCE”) filed suit against the Company, Classified Ventures, LLC and Eastman Kodak Company in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleged that MCE is the exclusive licensee of U.S. Patent 6,704,791, and that the Company infringed this patent by facilitating thick and thin communication of three dimensional rotation of objects through the Company’s web sites, and by controlling and connecting its web sites to third parties who carry out some steps of the infringement. MCE requested an unspecified amount of damages, as well as interest, attorney fees and costs, and an injunction. On September 7, 2007, the Company entered into an agreement resolving the patent infringement claims brought against it by Scott C. Harris and Memory Control Enterprise, LLC. Pursuant to the agreement, the Company paid cash and received a fully paid up worldwide license to the patents at issue in the case, and the claims against the Company were dismissed by the plaintiffs with prejudice.

In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit (“Meyers and Koehmsted”), filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. In August 2005, Meyers and Koehmsted filed a second amended complaint alleging claims against the Company for vicarious liability for fraud allegedly committed by Messrs. Wolff and Tafeen, two of the Company’s former officers, unfair business practices, unjust enrichment and breach of contract arising out of the Company’s acquisition of WyldFyre in March 2000. The plaintiffs sought restitution, rescissionary or compensatory damages in an unspecified amount, disgorgement of benefits, punitive damages and costs of litigation including attorneys’ fees. On October 8, 2007, the parties reached a settlement wherein the Company agreed to pay Meyers and Koehmsted $3.9 million in exchange for a dismissal, with prejudice, of the entire action. As a result of the settlement, the Company recorded a litigation settlement charge of $3.9 million for the year ended December 31, 2007.

22.	Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2015. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Certain equipment leases constitute capital leases. The accompanying consolidated

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements include the assets and liabilities arising from these capital lease obligations. Future minimum lease payments under these capital and operating leases as of December 31, 2007 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2008	$1,983	$8,053
2009	277	7,406
2010	—	3,927
2011	—	3,200
2012 and thereafter	—	6,723

Total	$2,260	$29,309

Less: Amount representing interest	(93)

Net capital leases	2,167
Less: Current portion	(1,894)

Long-term capital leases	$273

Rental expense for the Company for operating leases was $6.8 million, $6.0 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in rent expense for the year ended December 31, 2007 are contract termination charges of $750,000 as discussed in Note 6.

The contractual provisions of two of the Company’s facilities lease commitments required that the Company collateralize the obligation with outstanding letters of credit, resulting in $3.4 million classified as restricted cash at December 31, 2007.

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

Year Ending December 31,

2008	$1,655
2009	1,655
2010	1,655
2011	1,655
2012	1,655

Total	$8,275

Commitments for the purchase of property, plant and equipment, software licenses and other consulting services were approximately $1.6 million as of December 31, 2007.

Legal Proceedings

See Note 21, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” for contingencies related to the settlement of the Securities Class Action Lawsuit.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, NAR and NAHB in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the NAR’s REALTOR.com® and NAHB’s HomeBuilder.com web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren action were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. Keithley and Tren assert that the patent is infringed by the websites www.Realtor.com, www.Move.com, www.Homebuilder.com, www.Rentnet.com, and www.Moving.com, and by Top Producer software and services as well as a number of other websites formerly operated by the Company. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case.

In July 2005, the Company received a demand from David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification for expenses (including attorneys’ fees) purportedly incurred by Rosenblatt in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt, including indemnification of a settlement payment of $195,000 Rosenblatt has agreed to make in connection with his settlement of the claims brought against him in the Securities Class Action Lawsuit. The Company has advanced expenses of $695,000 as of December 31, 2007. The Company is unable to determine what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.

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

On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California for violation of the California Uniform Trade Secrets Act, breach of contract, unjust enrichment, promissory and/or equitable estoppel, unfair competition, violation of the Washington Unfair Business Practices statute and fraud. ActiveRain alleges that the Company breached a mutual nondisclosure agreement

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into between the Company and ActiveRain in connection with negotiations in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. ActiveRain seeks to recover monetary damages, including exemplary damages, attorney’s fees and interest, as well as to enjoin the Company from using what ActiveRain alleges is its confidential information. The Company believes the claims are without merit and intends to vigorously defend the case.

On February 28, 2007, Real Estate Alliance, Limited (“REAL”), in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), REAL moved to certify as a class of defendants, among others, customers of the Company who had purchased enhanced listings from the Company. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify customers of the Company as a class on September 24, 2007. On April 3, 2007, the Company filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the California Action”). The California Action was brought against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’s principal, Scott Tatro (“Tatro”). The California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On May 14, 2007, Defendants in the California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On September 24, 2007, the court in the Sarkisian case denied REAL’s motion to certify the class of defendants. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. The Company has denied REAL’s allegations. The Company intends to vigorously prosecute the California Action and defend against REAL’s allegations.

As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend it. Accordingly, the Company has not made a complete evaluation of the underlying claims, but rather receives periodic updates from Experian and its counsel concerning their defense of the claims.

The FTC action against Experian was resolved on August 31, 2005 by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period November 2000 through September 2003.

The Company has received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, and Experian has requested a meeting with us to discuss resolution of its indemnity claims prior to commencement of an arbitration process prescribed in the stock purchase agreement. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. The Company anticipates that Experian may seek to recover from the Company an amount in excess of the Indemnity Escrow amount, which was

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.2 million on December 31, 2007. The Company is unable to estimate the costs associated with its indemnification obligations.

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

23.	Subsequent Events (unaudited)

Stock Plans

In January 2008, in accordance with plan provisions, the number of shares reserved for issuance under the SIP was increased by an additional 6,813,010 shares.

Short-term Investments

The Company’s short-term investments as of December 31, 2007 included $129.9 million of high-grade (AAA rated) student loan, government-backed, auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities are intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy.

Subsequent to December 31, 2007, all of the Company’s auction rate securities completed a successful auction process. However, during the week of February 11, 2008, the Company was informed that there was insufficient demand at auction for some of its auction rate securities. The Company also experienced a similar situation with its remaining auction rate securities during the following two weeks. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates (LIBOR plus 1.5%) and the Company may be required to hold them until they are redeemed by the issuer or to maturity which ranges from June 2030 to November 2047. In the event the Company needs to access these funds, it may not be able to do so without a possible loss to their carrying value, until a future auction of these investments is successful, they are redeemed by the issuer, or they mature. At this time, management does not have any evidence to conclude that these investments are impaired even though the market for these investments is presently uncertain. The Company does not have a need to access these funds for operational purposes for the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments. Based on the Company’s ability to access its cash and other short-term investments and its expected operating cash flows and other sources of cash, the Company does not anticipate that the potential illiquidity of these investments will affect its ability to execute its current business plans. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, the Company may be required to reduce the value of its investments through an impairment charge and reflect them as long-term investments on its March 31, 2008 and any future balance sheets.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (unaudited)

Provided below is the selected unaudited quarterly financial data for 2007 and 2006:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenue	$68,894	$71,820	$73,919	$71,650	$65,989	$70,914	$73,261	$69,948
Cost of revenue	13,337	14,016	14,896	14,984	14,531	14,702	15,374	14,183

Gross profit	55,557	57,804	59,023	56,666	51,458	56,212	57,887	55,765
Operating expenses:
Sales and marketing	27,404	26,966	28,134	26,129	24,627	27,693	28,340	27,201
Product and web site development	8,775	9,223	8,615	8,043	8,291	8,732	8,378	8,265
General and administrative	20,386	17,029	22,762	20,541	20,532	18,969	20,591	19,659
Amortization of intangibles	498	505	511	514	473	498	497	498
Restructuring charges	—	—	—	—	—	—	(278)	—
Litigation settlement	—	—	3,900	—	—	—	—	—
Impairment of long-lived assets	—	—	—	6,125	—	—	—	—

Total operating expenses	57,063	53,723	63,922	61,352	53,923	55,892	57,528	55,623
Income (loss) from continuing operations	(1,506)	4,081	(4,899)	(4,686)	(2,465)	320	359	142
Interest income, net	2,313	2,503	2,567	2,469	1,615	1,794	1,895	1,945
Other income (expense)	755	(371)	676	422	72	431	99	16,808

Income (loss) from continuing operations before income taxes	1,562	6,213	(1,656)	(1,795)	(778)	2,545	2,353	18,895
Provision for income taxes	84	169	169	79	—	—	—	134

Income (loss) from continuing operations	1,478	6,044	(1,825)	(1,874)	(778)	2,545	2,353	18,761
Income (loss) from discontinued operations	(83)	(380)	(218)	(2,161)	(381)	52	(184)	(263)

Net income (loss)	1,395	5,664	(2,043)	(4,035)	(1,159)	2,597	2,169	18,498
Convertible preferred stock dividend	(1,232)	(1,241)	(1,248)	(1,256)	(1,174)	(1,181)	(1,189)	(1,315)

Net income (loss) applicable to common stockholders	$163	$4,423	$(3,291)	$(5,291)	$(2,333)	$1,416	$980	$17,183

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$0.00	$0.03	$(0.02)	$(0.02)	$(0.01)	$0.01	$0.01	$0.11
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	0.00	(0.00)	(0.00)

Net income (loss)	$0.00	$0.03	$(0.02)	$(0.03)	$(0.02)	$0.01	$0.01	$0.11

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$0.00	$0.03	$(0.02)	$(0.02)	$(0.01)	$0.01	$0.01	$0.09
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)	(0.00)	0.00	(0.00)	(0.00)

Net income (loss)	$0.00	$0.03	$(0.02)	$(0.03)	$(0.02)	$0.01	$0.01	$0.09

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Move’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

/s/  W. Michael Long
W. Michael Long
Chief Executive Officer

February 28, 2008

/s/  Lewis R. Belote, III
Lewis R. Belote, III
Chief Financial Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

We have audited Move Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Move Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 28, 2008

Item 9B.	Other Information

None

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Directors and Executive Officers and Corporate Governance

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Management,” “Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct and Business Ethics” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 11.	Executive Compensation

We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report is incorporated in this item by reference. We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and possibly elsewhere therein. That information is incorporated in this item by reference.

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

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 on page 40 of this Annual Report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number		Exhibit Title

2.01		Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3	.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3	.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02		Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)
3	.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3	.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
3.04		RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01		Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)
10	.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10	.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02		Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.03		Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04		Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

Number	Exhibit Title

10.05	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002.)
10.08	Distribution Agreement dated January 9, 2003 between America Online, Inc. and Homestore, Inc. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 26, 2003.)(1)
10.09	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.10	First Amendment to Lease dated as of February 2001, between Westlake North Associates, LLC, and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California.(2)
10.11	Second Amendment to Lease dated as of July 3, 2001, between Westlake North Associates, LLC and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California.(2)
10.12	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 2, 2007.)
10.13	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.15	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.18	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.19	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.20	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.21	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

Number	Exhibit Title

10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/ A (File No. 333-79689) filed June 17, 1999.)(3)
10.25	Form of Indemnity Agreement between Homestore, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.26	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.27	2006 Executive Bonus Plan for W. Michael Long. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.28	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)
10.29	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007.)
10.30	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)
10.31	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Jack D. Dennison. (Incorporated by reference to Exhibit 6.03(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.32	Letter Agreement with Jack Dennison dated June 26, 2007 with form of Services Agreement as Attachment A (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed July 2, 2007.)
10.33	2006 Executive Bonus Plan for Jack D. Dennison. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.34	Jack Dennison 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)
10.35	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.36	2006 Executive Bonus Plan for Lewis R. Belote III. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.37	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)
10.38	Executive Retention and Severance Agreement dated April 24, 2002 between Homestore.com®, Inc. and Allan P. Merrill. (Incorporated by reference to Exhibit 6.06(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.39	Memorandum dated March 29, 2002 to Allan P. Merrill. (Incorporated by reference to Exhibit 6.07(A) to our Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.40	2006 Executive Bonus Plan for Allan P. Merrill. (Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.41	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.42	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.43	Realtor+ Top Producer 2006 Executive Bonus Plan for Allan D. Dalton. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)

Number	Exhibit Title

10.44	Letter Agreement between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007.)
10.45	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.46	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.47	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.48	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.51	Master Distribution Agreement dated February 2, 2005 among Homestore, Inc., Homestore Sales Company, Inc. and NRT Incorporated. (Incorporated be reference to Exhibit 10.56 of our Form 10-K for the year ended December 31, 2004 filed March 11, 2005.)(1)
10.52	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.53	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)
10.54	Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.55	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.56	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.57	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)
10.58	Letter Amendment dated March 16, 2006 to Master Distribution Agreement dated February 2, 2006 between Homestore, Inc., Move Sales, Inc. (then known as Homestore Sales Company, Inc.), and NRT Incorporated. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(1)
10.59	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
21.01	Subsidiaries of Move, Inc.(2)

Number	Exhibit Title

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
24.01	Power of Attorney (included on signature pages to this report).(2)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ W. Michael Long
W. Michael Long
Chief Executive Officer

By:	/s/ Lewis R. Belote, III
Lewis R. Belote, III
Chief Financial Officer

Date: February 29, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lewis R. Belote, III and James S. Caulfield, and each one of them, his or her true and lawful attorneys-in-fact and agents each with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her, or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. Michael Long W. Michael Long	Chief Executive Officer and Director	February 29, 2008

Principal Financial Officer and Principal Accounting Officer:

/s/ Lewis R. Belote, III Lewis R. Belote, III	Chief Financial Officer	February 29, 2008

Additional Directors:

/s/ Joe F. Hanauer Joe F. Hanauer	Chairman of the Board and Director	February 29, 2008

Signature	Title	Date

/s/ Fred D. Anderson Fred D. Anderson	Director	February 29, 2008

/s/ L. John Doerr L. John Doerr	Director	February 29, 2008

/s/ William E. Kelvie William E. Kelvie	Director	February 29, 2008

/s/ Kenneth K. Klein Kenneth K. Klein	Director	February 29, 2008

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	February 29, 2008

/s/ Roger B. McNamee Roger B. McNamee	Director	February 29, 2008

/s/ Thomas M. Stevens Thomas M. Stevens	Director	February 29, 2008

/s/ V. Paul Unruh V. Paul Unruh	Director	February 29, 2008

/s/ Bruce G. Willison Bruce G. Willison	Director	February 29, 2008