Form 10-Q
period 2008-03-31
MOVE INC
filed 2008-05-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 6, 2008, the registrant had 151,852,819 shares of its common stock outstanding.

     Move®, REALTOR.com®, HomeBuilder.com®, RENTNET.comTM, Top Producer®, Welcome Wagon®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® (“NAR”) and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,140	$45,713
Short-term investments	21,647	129,900
Accounts receivable, net	16,727	18,016
Other current assets	14,613	13,906
Assets held for sale	1,000	1,335

Total current assets	80,127	208,870

Property and equipment, net	32,953	32,515
Long-term investments	121,200	—
Goodwill, net	21,097	21,097
Intangible assets, net	14,492	15,306
Restricted cash	3,189	3,369
Other assets	992	1,371

Total assets	$274,050	$282,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$4,971
Accrued expenses	30,948	29,349
Obligation under capital leases	1,583	1,894
Deferred revenue	39,190	38,532
Liabilities held for sale	25	335

Total current liabilities	74,465	75,081

Obligation under capital leases	88	273
Other liabilities	1,440	1,508

Total liabilities	75,993	76,862

Commitments and contingencies (see note 15)

Series B convertible preferred stock	102,454	101,189

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	152	151
Additional paid-in capital	2,080,322	2,076,074
Accumulated other comprehensive income	(7,822)	675
Accumulated deficit	(1,977,049)	(1,972,423)

Total stockholders’ equity	95,603	104,477

Total liabilities and stockholders’ equity	$274,050	$282,528

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$70,401	$68,894
Cost of revenue	15,050	13,337

Gross profit	55,351	55,557

Operating expenses:
Sales and marketing	28,336	27,404
Product and web site development	6,903	8,775
General and administrative	24,297	20,386
Amortization of intangible assets	514	498

Total operating expenses	60,050	57,063

Loss from continuing operations	(4,699)	(1,506)
Interest income, net	2,057	2,313
Other income, net	72	755

Income (loss) from continuing operations before income taxes	(2,570)	1,562
Provision for income taxes	41	84

Income (loss) from continuing operations	(2,611)	1,478
Loss from discontinued operations	(750)	(83)

Net income (loss)	(3,361)	1,395
Convertible preferred stock dividends and related accretion	(1,265)	(1,232)

Net income (loss) applicable to common stockholders	$(4,626)	$163

Basic income (loss) per share applicable to common stockholders: (see note 10)
Continuing operations	$(0.03)	$0.00
Discontinued operations	(0.00)	(0.00)

Basic income (loss) per share applicable to common stockholders	$(0.03)	$0.00

Diluted income (loss) per share applicable to common stockholders:
(see note 10)
Continuing operations	$(0.03)	$0.00
Discontinued operations	(0.00)	(0.00)

Diluted income (loss) per share applicable to common stockholders	$(0.03)	$0.00

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders:
Basic	151,215	154,339

Diluted	151,215	167,390

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Income (loss) from continuing operations	$(2,611)	$1,478
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	2,942	2,615
Amortization of intangible assets	514	498
Provision for doubtful accounts	248	292
Gain on sales of property and equipment	—	(336)
Stock-based compensation and charges	3,485	5,534
Change in market value of embedded derivative liability	(78)	(473)
Other non-cash items	305	11
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,096	1,578
Other assets	(306)	(382)
Accounts payable and accrued expenses	(1,001)	(2,566)
Deferred revenue	627	2,021

Net cash provided by continuing operating activities	5,221	10,270
Net cash (used in) provided by discontinued operating activities	(416)	242

Net cash provided by operating activities	4,805	10,512

Cash flows from investing activities:
Purchases of property and equipment	(3,477)	(4,155)
Proceeds from the surrender of life insurance policy	—	5,200
Proceeds from sales of marketable equity securities	—	15,743
Proceeds from sales of property and equipment	—	336
Purchases of intangible assets	—	(11)
Maturities of investments	150	10,950
Purchases of investments	(21,494)	(26,900)

Net cash (used in) provided by investing activities	(24,821)	1,163

Cash flows from financing activities:
Proceeds from exercise of stock options	759	2,493
Restricted cash	180	926
Payments on capital lease obligations	(496)	(463)

Net cash provided by financing activities	443	2,956

Change in cash and cash equivalents	(19,573)	14,631

Cash and cash equivalents, beginning of period	45,713	14,873

Cash and cash equivalents, end of period	$26,140	$29,504

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.comTM, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through our Top Producer® business and local merchant and community information to new movers through our Welcome Wagon® business.
     Our vision is to revolutionize the American dream of home ownership. A home is the single largest investment in most people’s lives, and we believe a tremendous opportunity exists to help transform the difficult process of finding a place to live into the emotional connection of home. Our mission is to be the most trusted source for real estate online.
2. Basis of Presentation
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Significant Accounting Policies
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its financial statements as of January 1, 2008 (See “Note 6 — Fair Value Measurements”). The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. The Company is currently assessing the impact, if any, of this deferral on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to apply the fair value option provided under this statement. Therefore, the adoption of SFAS 159 has not had an impact on the Company’s Consolidated Financial Statements.
4. Recent Accounting Development
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” Under the standard, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording non-controlling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. For the Company, SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R. The

Company is currently evaluating the potential impact of SFAS 141R on its Consolidated Financial Statements.
5. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	March 31, 2008			December 31, 2007
		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Gain/(loss)	Value	Cost	Gain/(loss)	Value
Short-term investments:
Treasury bills	$19,994	$3	$19,997	$—	$—	$—
Corporate auction rate securities	1,650	—	1,650	129,900	—	129,900

Total short-term investments	$21,644	$3	$21,647	$129,900	$—	$129,900

Long-term investments:
Corporate auction rate securities	$129,600	$(8,400)	$121,200	$—	$—	$—

Total long-term investments	$129,600	$(8,400)	$121,200	$—	$—	$—

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2008, the Company reclassed $121.2 million of the ARS investment balance to Long-term Investments because of the Company’s inability to determine when these investments in ARS would become liquid. The Company has also modified its current investment strategy and increased its investments in more liquid money market and treasury bill investments.
     The Company reviews its potential investment impairments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
     The Company’s ARS investments were measured at fair value as of March 31, 2008, and an unrealized loss of $8.4 million for the three-month period ended March 31, 2008 was included in other comprehensive income. See “Note 6 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments.
6. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).
     Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurement at March 31, 2008
	Total	Level 1	Level 2	Level 3

Description:
Assets:
Cash and cash equivalents (1)	$26,140	$26,140	$—	$—
Short-term investments (2)	21,647	21,647	—	—
Long-term investments (3)	121,200	—	—	121,200

Total assets at fair value	$168,987	$47,787	$—	$121,200

Liabilities:
Embedded derivative liability (4)	$933	$—	$—	$933

(1)	Cash and cash equivalents consist primarily of money market funds for which we determine fair value through quoted market prices.

(2)	Short-term investments consist primarily of treasury bills ($20.0 million) with original maturity dates of one month or less for which we determine fair value through quoted market prices and ARS ($1.6 million) which were redeemed in April 2008.

(3)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of $8.4 million which was deemed temporary and is included within comprehensive other income for the three-month period ended March 31, 2008.

(4)	The embedded derivative liability represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance on January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3 (1)	129,600	—
Total gains/losses realized/unrealized included in earnings	—	(78)
Total losses included in other comprehensive income	(8,400)	—
Purchases, sales, issuances and settlements, net	—	—

Balance on March 31, 2008	$121,200	$933

(1)	Based on the deteriorated market conditions of our ARS investments that we classify as available-for-sale, for the first quarter of 2008 we changed our fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

7. Goodwill and Other Intangible Assets
     Goodwill, net, by segment, as of March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Real Estate Services	$12,806	$12,806
Consumer Media	8,291	8,291

Total	$21,097	$21,097

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade names and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. Indefinite-lived intangible assets decreased by $0.3 million for the quarter ended March 31, 2008 due to an impairment of an asset associated with an abandoned business initiative. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	March 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, and brand names	$21,530	$9,534	$21,830	$9,217
Purchased technology	1,400	417	1,400	366
NAR operating agreement	1,578	939	1,578	901
Customer lists and relationships	255	195	255	172
Other	1,450	636	1,450	551

Total	$26,213	$11,721	$26,513	$11,207

     Amortization expense for intangible assets for the three months ended March 31, 2008 and 2007 was $0.5 million. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2008 (remaining 9 months)	$1,514
2009	1,752
2010	1,686
2011	1,682
2012	1,607
8. Disposals
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a purchase price of approximately $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     Pursuant to SFAS No. 144, the Company’s Consolidated Financial Statements for all periods presented reflects the classification of its Homeplans division as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of this division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$1,250	$2,136
Total operating expenses	1,874	2,219
Impairment of long-lived assets	126	—

Loss from discontinued operations	$(750)	$(83)

     The carrying amounts of the major classes of assets and liabilities of the discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total current assets	$152	$358
Property and equipment, net	148	151
Goodwill and other assets	700	826

Total assets	$1,000	$1,335

Total current liabilities	25	335

Total liabilities	$25	$335

9. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. There were 314,950 and 214,950 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of March 31, 2008 and 2007, respectively. Total cost recognized was approximately $96,000 and $79,000 for the three months ended March 31, 2008 and 2007, respectively.
     The Company has granted restricted stock awards to its Chief Executive Officer in consideration for his service in 2003 and 2004. These shares will vest on the third anniversary of their issuance. As of March 31, 2008, all shares were vested. The intrinsic value of these restricted stock awards was included in the results of operations in the period in which they were granted.
     In the second quarter of 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vest fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of employment taxes due as a result of this transaction. The total costs recognized during the three months ended March 31, 2008 was approximately $0.1 million and is included in stock-based compensation and charges.
     During the three months ended March 31, 2008, the Company issued 130,000 shares of restricted stock to several of its executive employees. These shares vest on the third anniversary of their issuance and have an aggregate fair value of $0.3 million that is being amortized over the three year vesting period. The total costs recognized during the three months ended March 31, 2008 was approximately $11,000 and is included in stock-based compensation and charges.
     The Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers during the years ended December 31, 2007 and 2006, respectively. The following summarizes the restricted stock unit activity (in thousands):

Number of
Restricted Stock Units
Non-vested units at December 31, 2007	5,135
Units forfeited	(605)

Non-vested units at March 31, 2008	4,530

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
     As a result of the modification, pursuant to SFAS 123R, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed to reflect this assumption. Recognition of compensation for these units will continue to be deferred until management determines that it is probable that it will achieve the new performance targets. As of March 31, 2008, the fair value of the remaining restricted stock units granted was $20.5 million.
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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Due to the unusual volatility of the Company’s stock price around the time of the restatement of its financial statements in 2002 and several historical acquisitions that changed the Company’s risk profile, historical data was more heavily weighted toward the more recent stock activity. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Starting with the three months ended March 31, 2008, the Company derived the expected term assumption based on the Company’s weighted average vesting period combined with the post-vesting holding period. Prior to January 1, 2008, the Company used the simplified method to calculate the expected term for its options, as allowed by SEC Topic 14, “Share-Based Payment (SAB 107)”. Pursuant to the results of this analysis, the Company has determined that the expected term should be 5.85 years for options granted subsequent to December 31, 2007. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rates	1.65-2.82%	4.52-4.82%
Expected term (in years)	5.85	6.06
Dividend yield	0%	0%
Expected volatility	65%	75%
     During the three months ended March 31, 2008, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $0.6 million, which reduced non-cash compensation expense in the consolidated statements of operations for the three months ended March 31, 2008.
     During the three months ended March 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million. There were no such modifications during the three months ended March 31, 2007.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenue	$53	$43
Sales and marketing	124	552
Product and web site development	185	275
General and administrative	3,123	4,664

Total from continuing operations	3,485	5,534
Total from discontinued operations	5	33

Total stock-based compensation and charges	$3,490	$5,567

     In addition to costs related to stock options and restricted stock units, stock-based compensation and charges in sales and marketing includes costs related to vendor agreements, and general and administrative includes costs related to the amortization of restricted stock grants to the Company’s board of directors.
10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Income (loss) from continuing operations	$(2,611)	$1,478
Loss from discontinued operations	(750)	(83)

Net income (loss)	(3,361)	1,395
Convertible preferred stock dividend and related accretion	(1,265)	(1,232)

Net income (loss) applicable to common stockholders	$(4,626)	$163

Net income (loss) applicable to common stockholders from continuing operations	(3,876)	246
Net income (loss) applicable to common stockholders from discontinued operations	(750)	(83)

Net income (loss) applicable to common stockholders	$(4,626)	$163

Denominator:
Basic weighted average shares outstanding	151,215	154,339
Dilutive effect of options, warrants and restricted stock	—	13,051
Dilutive effect of assumed conversion of convertible preferred stock	—	—

Fully diluted weighted average shares outstanding	151,215	167,390

Basic income (loss) applicable to common stockholders:
Continuing operation	$(0.03)	$0.00
Discontinued operations	(0.00)	(0.00)

Net income (loss)	$(0.03)	$0.00

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.03)	$0.00
Discontinued operations	(0.00)	(0.00)

Net income (loss)	$(0.03)	$0.00

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, stock options and warrants of 63,602,060 and 26,051,722 for the three months ended March 31, 2008 and 2007, respectively.
11. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(3,361)	$1,395
Unrealized loss on marketable securities	(5)	(1)
Unrealized loss on non-current auction rate securities	(8,400)	—
Foreign currency translation	(92)	35

Other comprehensive income (loss)	$(11,858)	$1,429

12. Segment Information
     Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and

Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company has two reportable business segments: Real Estate Services for those products and services offered to real estate industry professionals trying to reach consumers and manage their relationships with them and Consumer Media (formerly Move-Related Services) for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, the Company changed the name of its former Move-Related Services segment to Consumer Media.
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, internal business systems, and human resources; expenses associated with new business initiatives; amortization of intangible assets; litigation settlement charges; stock-based charges; impairment charges and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	March 31, 2008				March 31, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,794	$14,607	$—	$70,401	$53,523	$15,371	$—	$68,894
Cost of revenue	9,512	5,185	353	15,050	8,259	4,515	563	13,337

Gross profit (loss)	46,282	9,422	(353)	55,351	45,264	10,856	(563)	55,557

Sales and marketing	19,348	7,580	1,408	28,336	18,121	8,279	1,004	27,404
Product and web site development	5,764	468	671	6,903	6,727	1,535	513	8,775
General and administrative	9,624	3,536	11,137	24,297	7,187	3,738	9,461	20,386
Amortization of intangible assets	—	—	514	514	—	—	498	498

Total operating expenses	34,736	11,584	13,730	60,050	32,035	13,552	11,476	57,063

Income (loss) from continuing operations	$11,546	$(2,162)	$(14,083)	$(4,699)	$13,229	$(2,696)	$(12,039)	$(1,506)

13. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $41,000 and $40,000 was recorded in the three months ended March 31, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. An additional $44,000 tax provision was recorded for the three months ended March 31, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
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
     As of March 31, 2008, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2008 and 2007, respectively. The tax years 1993-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
14. Settlement of Disputes and Litigation
     On April 4, 2008, the Company entered into an agreement with David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, resolving all past claims for indemnification for expenses, including attorneys’ fees in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt, and settlement of the claims brought against him in the Securities Class Action Lawsuit. The settlement does not include any claims Rosenblatt may assert for indemnification for future expenses in connection with the SEC and DOJ investigations. The Company is unable to determine whether Rosenblatt will have any additional claims or what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.
15. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and below in this Note 15. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), Real Estate Alliance, Limited (“REAL”), moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from the Company. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether the Company’s websites infringe the REAL patents.
     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the Move California Action”). The Move California Action was brought against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’ principal, Scott Tatro (“Tatro”). The Move California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On May 14, 2007, defendants in the Move California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers, agents, MLS’s, new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the U.S. District Court for the Central District of California (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR and NAHB in the REAL California Action. On May 5, 2008, NAR and NAHB filed answers denying infringement and asserting that the patents are invalid and unenforceable, and asserting counter-claims against REAL. The Company intends to vigorously prosecute and to defend against REAL’s allegations in the Move California Action and vigorously defend and to prosecute the claims that have been brought on behalf of NAR and NAHB in the REAL California Action. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian, the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend against such allegations.
     The FTC action against Experian was resolved on August 31, 2005 by stipulated judgment that requires, among other things, that refunds be made available to certain customers who purchased ConsumerInfo products during the period

November 2000 through September 2003.
     The Company has received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, and Experian requested a meeting with the Company to discuss resolution of its indemnity claims prior to commencement of an arbitration process prescribed in the stock purchase agreement. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. On April 8, 2008, representatives of the Company met with representatives of Experian and the parties agreed that arbitration should proceed in order to resolve any potential indemnity obligations of the Company. Experian is seeking to recover from the Company an amount in excess of the Indemnity Escrow amount, which was $8.3 million on March 31, 2008. The Company intends to vigorously defend against these claims brought by Experian and is unable to estimate the costs associated with any potential indemnification obligations at this time.
16. Supplemental Cash Flow Information
     During the three month period ended March 31, 2008:
•	The Company issued 130,000 shares of restricted common stock to two executive officers which vest over three years. The charge associated with these shares was $323,000 and is being recognized over the three-year vesting period.
•	The Company issued $941,000 in additional Series B Preferred Stock as in-kind dividends.
     During the three month period ended March 31, 2007:
•	The Company issued $908,000 in additional Series B Preferred Stock as in-kind dividends.
17. Subsequent Event
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million through May 7, 2009 with a major financial institution. The line of credit is secured by the Company’s ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of May 8, 2008). The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in other documents we file with the Securities and Exchange Commission, or SEC. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.
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

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2007, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this could cause our growth rate to decline further and possibly experience a decline in revenue as we move through 2008.
•	Evolution of Our Product and Service Offerings and Pricing Structures
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
     In late 2002, Top Producer introduced a monthly subscription model of an online application. Our customer base has shifted to the online application and completely replaced our desktop product at the end of 2006.
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
Dispositions
     In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. On April 15, 2008, we closed the sale of the business for a purchase price of approximately $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
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

	Three Months Ended
	March 31,
	2008	2007
Revenue	$1,250	$2,136
Total operating expenses	1,874	2,219
Impairment of long-lived assets	126	—

Loss from discontinued operations	$(750)	$(83)

     The carrying amounts of the major classes of assets and liabilities of the discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total current assets	$152	$358
Property and equipment, net	148	151
Goodwill and other assets	700	826

Total assets	$1,000	$1,335

Total current liabilities	25	335

Total liabilities	$25	$335

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2008, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on January 1, 2008, as discussed below.
Recent Accounting Developments
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value

Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 6 to our Condensed Consolidated Financial Statements. The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. We are currently assessing the impact, if any, of this deferral on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. We adopted SFAS 159 as of January 1, 2008 and have elected not to apply the fair value option provided under this statement. Therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” Under the standard, an acquiring entity is required to record assets acquired and liabilities assumed in a business combination at fair value on the date of acquisition. Earn-out payments and other forms of contingent consideration are also required to be recorded at fair value on the acquisition date. The standard also requires fair value measurements to be used when recording non-controlling interests and contingent liabilities. In addition, the standard requires all costs associated with the business combination, including restructuring costs, to be expensed as incurred. SFAS 141R is effective prospectively for business combinations having an acquisition date on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. SFAS 141R amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the provisions of SFAS 141R. We are currently evaluating the potential impact of SFAS 141R on our Consolidated Financial Statements.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 15, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.
Results of Operations
     Three Months Ended March 31, 2008 and 2007
     Revenue
     Revenue increased approximately $1.5 million, or 2%, to $70.4 million for the three months ended March 31, 2008 from $68.9 million for the three months ended March 31, 2007. The increase in revenue was due to increases of $2.3 million in the Real Estate Services segment partially offset by a decline of $0.8 million in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased approximately $1.7 million, or 13%, to $15.0 million for the three months ended March 31, 2008 from $13.3 million for the three months ended March 31, 2007. The increase was primarily due to higher book distribution costs in our Welcome Wagon® business caused by increases in material and shipping costs of $0.7 million, depreciation costs of $0.4 million primarily due to increased capital expenditures in our data center, and other increases of $0.6 million.
     Gross margin percentage decreased to 79% for the three months ended March 31, 2008 compared to 81% for the three months ended March 31, 2007. These decreased margins are primarily due to the increased costs described above and decreased revenues in the Consumer Media segment.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $0.9 million, or 3%, to $28.3 million for the three months ended March 31, 2008 from $27.4 million for the three months ended March 31, 2007. The increase was primarily due to an increase in online distribution costs of $0.8 million and other cost increases of $0.1 million.
     Product and web site development. Product and web site development expenses decreased approximately $1.9 million, or 21%, to $6.9 million for the three months ended March 31, 2008 from $8.8 million for the three months ended March 31, 2007, primarily due to decreases in personnel related costs of $1.5 million and consulting costs of $0.6 million, partially offset by other cost increases of $0.2 million.
     General and administrative. General and administrative expenses increased approximately $3.9 million, or 19%, to $24.3 million for the three months ended March 31, 2008 from $20.4 million for the three months ended March 31, 2007. Approximately $2.1 million of the increase was due to one-time severance and other related costs related to the shutdown of nonstrategic business initiatives. The remaining increase was primarily due to a $1.4 million increase in personnel related costs, an increase of $0.8 million in legal fees primarily due to patent litigation, an increase of $0.5 million in consulting costs and an increase of $0.8 million in rent expense and moving costs associated with our new facility in Northern California and the relocation of our customer service center in Arizona. These increases were partially offset by a decrease in stock based compensation of $1.6 million primarily due to the modification of restricted stock units in the second quarter of 2007 partially offset by the impact of modifications to options for executive terminations and other cost decreases of $0.1 million.
     Amortization of intangible assets. Amortization of intangible assets was $514,000 for the three months ended March 31, 2008 compared to $498,000 for the three months ended March 31, 2008. The increase in amortization was primarily due to the acquisition of new intangible assets during 2007.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenue	$53	$43
Sales and marketing	124	552
Product and web site development	185	275
General and administrative	3,123	4,664

Total from continuing operations	3,485	5,534
Total from discontinued operations	5	33

Total stock-based compensation and charges	$3,490	$5,567

     Stock-based compensation and charges decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a $2.5 million decrease in compensation cost associated with restricted stock units as there were costs recognized during the three months ended March 31, 2007 and no cost was recognized for the three months ended March 31, 2008. There was also an increase in the estimated forfeiture rate resulting in a $0.6 million cumulative decrease, partially offset by an increase due to the impact of modifications to options for executive terminations.
     Interest Income, Net
     Interest income, net, decreased $0.2 million to $2.1 million for the three months ended March 31, 2008 compared to $2.3 million for the three months ended March 31, 2008, primarily due to decreases in interest yields on short-term and long-term investments.
     Other Income, Net
     Other income, net, decreased $683,000 to $72,000 for the three months ended March 31, 2008, compared to $755,000 for the three months ended March 31, 2007. Approximately $395,000 of the decrease resulted from a change in the revaluation recorded for an embedded derivative liability resulting from the sale of convertible preferred stock in December 2005 and the remaining decrease was due to the sale of certain assets in the three months ended March 31, 2007.

     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $41,000 and $40,000 was recorded in the three months ended March 31, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. An additional $44,000 tax provision was recorded for the three months ended March 31, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
     At December 31, 2007, the Company had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $912.6 million and $402.4 million, respectively. The federal NOLs begin to expire in 2008. Approximately $21.1 million of the state NOLs expired in 2007 and the state NOLs will continue to expire in 2008. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carry-forward period to utilize the net operating loss carryforwards.
     Segment Information
     Segment information is presented in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company has two reportable business segments: Real Estate Services for those products and services offered to real estate industry professionals trying to reach consumers and manage their relationships with them and Consumer Media (formerly Move-Related Services) for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In June 2007, the Company changed the name of its former Move-Related Services segment to Consumer Media.
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, internal business systems, and human resources; expenses associated with new business initiatives; amortization of intangible assets; litigation settlement charges; stock-based charges; impairment charges and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31, 2008				March 31, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$55,794	$14,607	$—	$70,401	$53,523	$15,371	$—	$68,894
Cost of revenue	9,512	5,185	353	15,050	8,259	4,515	563	13,337

Gross profit (loss)	46,282	9,422	(353)	55,351	45,264	10,856	(563)	55,557
Sales and marketing	19,348	7,580	1,408	28,336	18,121	8,279	1,004	27,404
Product and web site development	5,764	468	671	6,903	6,727	1,535	513	8,775
General and administrative	9,624	3,536	11,137	24,297	7,187	3,738	9,461	20,386
Amortization of intangible assets	—	—	514	514	—	—	498	498

Total operating expenses	34,736	11,584	13,730	60,050	32,035	13,552	11,476	57,063

Income (loss) from continuing operations	$11,546	$(2,162)	$(14,083)	$(4,699)	$13,229	$(2,696)	$(12,039)	$(1,506)

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
     Real Estate Services revenue increased $2.3 million, or 4%, to $55.8 million for the three months ended March 31, 2008, compared to $53.5 million for the three months ended March 31, 2007. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased Enhanced Listing Product, partially offset by decreased Featured Products and Website revenue. Additionally, there was an increase in our Top Producer® product offerings for the newer Top Marketer and Top Website products, partially offset by decreased revenue in our 7i subscription product. These increases were partially offset by decreased revenue from our Rentals businesses. Real Estate Services revenue represented approximately 79% of total revenue for the three months ended March 31, 2008 compared to 78% for the three months ended March 31, 2007.
     Real Estate Services expenses increased $4.0 million, or 10%, to $44.3 million for the three months ended March 31, 2008, compared to $40.3 million for the three months ended March 31, 2007. There was a $2.4 million increase in general and administrative expenses due to a $2.1 million increase in one-time severance and other related costs related to the shutdown of nonstrategic business initiatives and a $0.3 million increase in bad debt expense. Cost of revenue increased $1.3 million primarily due to increased depreciation expense and personnel related costs. Sales and marketing costs increased $1.2 million primarily due to a $0.7 million increase in on-line distribution costs, a $0.4 million increase in personnel related costs and other increases of $0.1 million. These increases were partially offset by a $0.9 million decrease in product and web site developments costs primarily due to decreased consulting and personnel related costs.
     Real Estate Services generated operating income of $11.6 million for the three months ended March 31, 2008 compared to operating income of $13.2 million for the three months ended March 31, 2007, primarily due to the increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media consists of advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comTM, Moving.comTM, and other related sites which we sell to those businesses interested in reaching our targeted audience. In addition, it includes our Welcome Wagon® new-mover direct mail advertising products. As described in the Acquisitions and Disposals section, we sold our Homeplans business and, as a result, the operating results of this business have been reclassified as discontinued operations for all periods presented.
     Consumer Media revenue decreased $0.8 million, or 5%, to $14.6 million for the three months ended March 31, 2008 compared to $15.4 million for the three months ended March 31, 2007. The decrease was due to a decrease in our online advertising revenue. Consumer Media revenue represented approximately 21% of total revenue for the three months ended March 31, 2008 compared to 22% of total revenue for the three months ended March 31, 2007.
     Consumer Media expenses decreased $1.3 million, or 7%, to $16.8 million for the three months ended March 31, 2008, compared to $18.1 million for the three months ended March 31, 2007. The decrease was primarily due to a $1.1 million decrease in personnel related costs in product and web site development, a $0.7 million decrease in personnel related costs in sales and marketing, and a $0.3 million decrease in bad debt expense, partially offset by an increase of $0.7 million in material and shipping costs due to increased book distribution in our Welcome Wagon® business and other cost increases of $0.1 million.
     Consumer Media generated an operating loss of $2.2 million for the three months ended March 31, 2008 compared to an operating loss of $2.7 million for the three months ended March 31, 2007 primarily due to cost reduction efforts in our Welcome Wagon business. Current market conditions and the need to change our Welcome Wagon business model could negatively impact our operating results in this segment for the remainder of 2008.
     Unallocated
     Unallocated expenses increased $2.1 million, or 17%, to $14.1 million for the three months ended March 31, 2008 compared to $12.0 million for the three months ended March 31, 2007. The increase was primarily due to a $1.4 million increase in personnel related costs excluding stock based compensation, a $0.8 million increase in legal fees due to patent litigation costs, a $0.8 million increase in rent and moving costs associated with our new facility in Northern California and the relocation of our customer service center in Arizona and other cost increases of $0.2 million. These increases were partially offset by a $1.1 million decrease in stock based compensation primarily due to the deferral of cost recognition for restricted stock units.

     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $5.2 million for the three months ended March 31, 2008 was attributable to the net loss from continuing operations of $2.6 million, offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gains on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability, and other non-cash items, aggregating to $7.4 million and by changes in operating assets and liabilities of $0.4 million.
     Net cash provided by continuing operating activities of $10.3 million for the three months ended March 31, 2007 was attributable to the net income from continuing operations of $1.5 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gains on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability, and other non-cash items, aggregating to $8.1 million and by changes in operating assets and liabilities of $0.7 million.
     Net cash used in investing activities of $24.8 million for the three months ended March 31, 2008 was primarily attributable to net purchases of investments of $21.3 million and purchases of property and equipment of $3.5 million. Net cash provided by investing activities of $1.2 million for the three months ended March 31, 2007 was primarily attributable to proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million and proceeds from sales of property and equipment of $0.3 million, partially offset by $15.9 million in net purchases of investments and purchases of property and equipment of $4.1 million.
     Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2008 was primarily attributable to proceeds from the exercise of stock options of $0.7 million and reductions in restricted cash of $0.2 million, partially offset by payments on capital lease obligations of $0.5 million. Net cash provided by financing activities of $2.9 million for the three months ended March 31, 2007 was primarily attributable to proceeds from the exercise of stock options of $2.5 million and reductions in restricted cash of $0.9 million, partially offset by payments on capital lease obligations of $0.5 million.
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
     As of March 31, 2008, our long-term investments included $121.2 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2008, we reclassed $121.2 million of the ARS investment balance to Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the three months ended March 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.
     The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes in credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) in future quarters.
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million through May 7, 2009 with a major financial institution. The line of credit is secured by our ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of May 8, 2008). The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     As of March 31, 2008, our long-term investments included $121.2 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2008, we reclassed $121.2 million of the ARS investment balance to Long-term Investments because of our inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the three months ended March 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.
     The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes in credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) in future quarters.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and in Note 15, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 22 to the Consolidated Financial Statements in our Annual Report and in Note 15 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
Item 1A. Risk Factors
     You should consider carefully the risk factors below, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2007, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
     Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     As of March 31, 2008, our long-term investments included $121.2 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2008, we reclassed $121.2 million of the ARS investment balance to Long-term Investments because of our inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the three months ended March 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.
     The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes in credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) in future quarters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Entry into Executive Retention and Severance Agreement with Named Executive Officer
     On May 6, 2008, the Company entered into an Executive Retention and Severance Agreement with Errol Samuelson, our Executive Vice President and President of Realtor.com® and Top Producer Systems Company. Pursuant to this agreement, upon a termination of Mr. Samuelson’s employment in connection with a change in control, termination by the Company without cause, resignation based on a diminution of responsibilities (i.e., a resignation for good reason) or termination by reason of his death or disability (each as defined in the agreement) (each a “Triggering Event”), Mr. Samuelson will receive an amount equal to his annual base salary and 50% of his target annual bonus for the fiscal year in which the termination occurs. If such Triggering Event occurs after June 30 of the applicable year, Mr. Samuelson may be entitled to additional bonus amounts if the Company’s financial targets for the full year have been met, pro rated for how many days he is employed by the Company during such year. The agreement also provides that upon a termination due to a Triggering Event, all outstanding and unvested stock options granted to Mr. Samuelson, including those described in his August 1, 2007 compensation letter, will become fully vested and remain exercisable for a period of 12 months following the later of his termination date or the end of any transition services period, and the Company will pay all of Mr. Samuelson’s COBRA premiums for equivalent medical insurance coverage for a period not to exceed the earlier of one year after termination or until he becomes eligible for coverage at a new employer.
     This disclosure is intended to satisfy Item 5.02(e) of Form 8-K.
     Entry into Credit Facility
     On May 8, 2008, the Company entered into a revolving credit facility with CitiGroup Global Markets Inc. (the “Credit Facility”) providing for borrowings of up to an aggregate principal amount of $64.8 million (the “Loan Maximum”) until May 7, 2009. The interest rate applicable to such borrowings will be a per annum variable rate based on the Open Federal Funds Rate plus 2.1%. No borrowings have been made under the Credit Facility to date.
     The Credit Facility is secured by a first priority lien and security interest in the Company’s ARS holdings which are held in a specified account with CitiGroup. The Credit Facility is governed by a loan agreement, dated as of May 8, 2008, containing customary representations and warranties of the Company, certain affirmative covenants and negative covenants relating to the pledged collateral and events of default (and related remedies, including acceleration and reduction of the Loan Maximum following an event of default). Under the loan agreement, the Company will and the lender may, in certain circumstances, cause the pledged collateral to be sold, with the proceeds of any such sale required to be applied in full immediately to repayment of amounts borrowed. If pledged collateral is sold or is removed from the account with CitiGroup, the Loan Maximum will be permanently reduced by 50% of the proceeds of the sale or 50% of the aggregate par value of the collateral removed, respectively.
     This disclosure is intended to satisfy Items 1.01 and 2.03 of Form 8-K.
Item 6. Exhibits
     Exhibits
10.1	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson.

10.2	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson.

10.3	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson.

10.4	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008.

10.5	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)

10.6	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: May 9, 2008

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson.

10.2	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson.

10.3	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson.

10.4	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008.

10.5	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)

10.6	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.