Form 10-Q
period 2008-06-30
MOVE INC
filed 2008-08-08
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At August 4, 2008, the registrant had 152,134,889 shares of its common stock outstanding.

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
	(Unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$28,200	$45,713
Short-term investments	20,266	129,900
Accounts receivable, net	13,151	15,645
Other current assets	13,373	10,111
Assets held for sale	21,659	24,417

Total current assets	96,649	225,786

Property and equipment, net	29,203	29,930
Long-term investments	121,000	—
Goodwill, net	17,181	17,181
Intangible assets, net	4,317	5,011
Restricted cash	3,193	3,369
Other assets	696	1,251

Total assets	$272,239	$282,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,108	$4,337
Accrued expenses	28,988	28,446
Obligations under capital leases	1,165	1,894
Deferred revenue	33,928	34,975
Liabilities held for sale	4,261	5,429

Total current liabilities	71,450	75,081

Obligations under capital leases	—	273
Other liabilities	1,385	1,508

Total liabilities	72,835	76,862

Commitments and contingencies (see note 16)

Series B convertible preferred stock	103,726	101,189

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	152	151
Additional paid-in capital	2,082,613	2,076,074
Accumulated other comprehensive income	(7,809)	675
Accumulated deficit	(1,979,278)	(1,972,423)

Total stockholders’ equity	95,678	104,477

Total liabilities and stockholders’ equity	$272,239	$282,528

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$61,437	$62,533	$123,379	$122,976
Cost of revenue	11,214	10,598	22,649	20,589

Gross profit	50,223	51,935	100,730	102,387

Operating expenses:
Sales and marketing	23,140	22,275	47,266	45,077
Product and web site development	6,802	9,223	13,689	17,998
General and administrative	19,433	14,528	41,604	32,750
Amortization of intangible assets	197	189	394	370

Total operating expenses	49,572	46,215	102,953	96,195

Operating income (loss) from continuing operations	651	5,720	(2,223)	6,192
Interest income, net	1,521	2,503	3,578	4,816
Other income (expense), net	109	(372)	180	402

Income from continuing operations before income taxes	2,281	7,851	1,535	11,410
Provision for income taxes	162	169	203	253

Income from continuing operations	2,119	7,682	1,332	11,157
Loss from discontinued operations	(3,076)	(2,018)	(5,650)	(4,098)

Net income (loss)	(957)	5,664	(4,318)	7,059

Convertible preferred stock dividend and related accretion	(1,272)	(1,241)	(2,537)	(2,473)

Net income (loss) applicable to common stockholders	$(2,229)	$4,423	$(6,855)	$4,586

Basic income (loss) per share applicable to common stockholders: (see note 11)
Continuing operations	$0.01	$0.04	$(0.01)	$0.06
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.03)

Basic net income (loss) per share applicable to common stockholders	$(0.01)	$0.03	$(0.05)	$0.03

Diluted income (loss) per share applicable to common stockholders: (see note 11)
Continuing operations	$0.01	$0.04	$(0.01)	$0.05
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.02)

Diluted net income (loss) per share applicable to common stockholders	$(0.01)	$0.03	$(0.05)	$0.03

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 11)
Basic	151,551	154,885	151,383	154,614

Diluted	158,292	165,499	151,383	166,657

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$1,332	$11,157
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	5,512	4,722
Amortization of intangible assets	394	370
Provision for doubtful accounts	440	435
Loss (gain) on sales of property and equipment	51	(336)
Stock-based compensation and charges	5,503	5,420
Change in market value of embedded derivative liability	(155)	(98)
Other non-cash items	283	11

Changes in operating assets and liabilities:
Accounts receivable	2,116	914
Other assets	(2,865)	(3,797)
Accounts payable and accrued expenses	(760)	2,534
Deferred revenue	(1,092)	(1,662)

Net cash provided by continuing operating activities	10,759	19,670
Net cash used in discontinued operating activities	(4,366)	(1,199)

Net cash provided by operating activities	6,393	18,471

Cash flows from investing activities:
Purchases of property and equipment	(5,130)	(12,538)
Proceeds from sales of marketable equity securities	—	15,743
Proceeds from surrender of life insurance policy	—	5,200
Proceeds from sales of property and equipment	31	336
Purchases of intangible assets	—	(418)
Maturities of short-term investments	1,800	36,350
Purchases of short-term investments	(21,552)	(43,475)

Net cash (used in) provided by continuing investing activities	(24,851)	1,198
Net cash provided by (used in) discontinued investing activities	799	(63)

Net cash (used in) provided by investing activities	(24,052)	1,135

Cash flows from financing activities:
Proceeds from exercise of stock options	972	2,708
Restricted cash	176	993
Payments on capital lease obligations	(1,002)	(935)

Net cash provided by financing activities	146	2,766

Change in cash and cash equivalents	(17,513)	22,372
Cash and cash equivalents, beginning of period	45,713	14,873

Cash and cash equivalents, end of period	$28,200	$37,245

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.comTM, REALTOR.com ® and Moving.comTM. The Company also provides lead management software for real estate agents and brokers through our Top Producer ® business.
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
3. Significant Accounting Policies
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its financial statements as of January 1, 2008 (See “Note 7 — Fair Value Measurements”). The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. The Company is currently assessing the impact, if any, of this deferral on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to apply the fair value option provided under this statement, therefore, the adoption of SFAS 159 has not had an impact on the Company’s Consolidated Financial Statements.
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
5. Discontinued Operations
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a purchase price of approximately $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon ® business, which had been reported as part of its Consumer Media segment. The Company is actively marketing the business for sale and expects to complete a transaction in 2008.
     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$7,842	$11,093	$17,553	$21,680
Total operating expenses	10,918	13,111	23,077	25,778
Impairment of long-lived assets	—	—	126	—

Loss from discontinued operations	$(3,076)	$(2,018)	$(5,650)	$(4,098)

     The carrying amounts of the major classes of assets and liabilities held for sale are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total current assets	$5,603	$6,524
Property and equipment, net	2,303	2,736
Goodwill and other assets	13,753	15,157

Total assets	$21,659	$24,417

Total current liabilities	4,261	5,429

Total liabilities	$4,261	$5,429

6. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	June 30, 2008			December 31, 2007
	Adjusted	Net Unrealized		Adjusted	Net Unrealized
	Cost	Gain/(Loss)	Carrying Value	Cost	Gain/(Loss)	Carrying Value
Short-term investments:
Treasury bills	$20,052	$14	$20,066	$—	$—	$—
Corporate auction rate securities	200	—	200	129,900	—	129,900

Total short-term investments	$20,252	$14	$20,266	$129,900	$—	$129,900

Long-term investments:
Corporate auction rate securities	$129,400	$(8,400)	$121,000	$—	$—	$—

Total long-term investments	$129,400	$(8,400)	$121,000	$—	$—	$—

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2008, the Company has classified $121.0 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company has also modified its current investment strategy and increased its investments in more liquid money market and treasury bill investments.
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
     The Company’s ARS investments were measured at fair value as of June 30, 2008, and an unrealized loss of $8.4 million for the six-month period ended June 30, 2008 was included in other comprehensive income (as previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2008). See “Note 7 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments.
7. Fair Value Measurements
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
     Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurement at June 30, 2008
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$28,200	$28,200	$—	$—
Short-term investments (2)	20,266	20,266	—	—
Long-term investments (3)	121,000	—	—	121,000

Total assets at fair value	$169,466	$48,466	$—	$121,000

Liabilities:
Embedded derivative liability (4)	$856	$—	$—	$856

(1)	Cash and cash equivalents consist primarily of money market funds for which we determine fair value through quoted market prices.

(2)	Short-term investments consist primarily of treasury bills ($20.1 million) with original maturity dates of one month or less for which we determine fair value through quoted market prices.

(3)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $8.4 million which was deemed temporary and is included within comprehensive other income for the six-month period ended June 30, 2008 (as previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2008).

(4)	The embedded derivative liability, which is included within other liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Long-term	Embedded Derivative
	Investments	Liability
Balance on January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3 (1)	129,600	—
Total gains/losses realized/unrealized included in earnings	—	(78)
Total losses included in other comprehensive income	(8,400)	—
Purchases, sales, issuances and settlements, net	—	—

Balance on March 31, 2008	$121,200	$933
Transfers in and /or out of Level 3 (2)	(200)	—
Total gains/losses realized/unrealized included in earnings	—	(77)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance on June 30, 2008	$121,000	$856

(1)	Based on the deteriorated market conditions of our ARS investments that we classify as available-for-sale, for the three-months ended March 31, 2008 we changed our fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

(2)	During July 2008, $0.2 million of our ARS were redeemed at par value and, as such, were reclassified from Long-term Investments to Short-term Investments as of June 30, 2008.
8. Revolving Line of Credit
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million through May 7, 2009 with a major financial institution. The line of credit is secured by the Company’s ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of June 30, 2008). The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value. As of June 30, 2008, there were no outstanding borrowings against this line of credit.
9. Goodwill and Other Intangible Assets
     Goodwill by segment is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Real Estate Services	$12,806	$12,806
Consumer Media	4,375	4,375

Total	$17,181	$17,181

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade names and trademarks acquired during the year ended December 31, 2006. Indefinite-lived intangible assets decreased by $0.3 million for the six months ended June 30, 2008 due to an impairment of an asset associated with an abandoned business initiative. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. Definite-lived intangible assets decreased by $19.0 million for the six months ended June 30, 2008 due to the reclassification of Welcome Wagon Goodwill to Assets held for sale. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	June 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$2,530	$513	$2,830	$512
Purchased technology	1,400	466	1,400	366
NAR operating agreement	1,578	976	1,578	901
Customer lists and relationships	255	219	255	172
Other	1,450	722	1,450	551

Total	$7,213	$2,896	$7,513	$2,502

     Amortization expense, excluding discontinued operations, for intangible assets was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2008 and 2007.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2008 (remaining 6 months)	$368
2009	486
2010	419
2011	416
2012	341
10. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. During the six months ended June 30, 2008, the Company granted 160,793 shares of restricted stock to members of its Board of Directors. Additionally, one member of the Board of Directors resigned and forfeited 40,000 shares of unvested restricted stock. There were 345,293 and 314,950 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of June 30, 2008 and 2007, respectively. Total cost recognized was approximately $12,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively, and $108,000 and $147,000 for the six months ended June 30, 2008 and 2007, respectively. Total cost recognized for the three and six months ended June 30, 2008 are net of approximately $85,000 of costs reversed due to the forfeiture of restricted shares during the period. These costs are included in stock-based compensation and charges.
     During the three months ended June 30, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date. The fair value of the first fifty percent vesting was recognized as stock-based compensation immediately with the remaining fifty percent being amortized over one year. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of employment taxes due as a result of this transaction. As of June 30, 2008, all shares were vested. The total costs recognized during the three months ended June 30, 2008 and 2007 was approximately $79,000 and $547,000, respectively. The total costs recognized during the six months ended June 30, 2008 and 2007 was approximately $204,000 and $547,000, respectively. These costs are included in stock-based compensation and charges.
     During the three months ended March 31, 2008, the Company issued 130,000 shares of restricted stock to several of its executive employees. These shares vest on the third anniversary of their issuance and have an aggregate fair value of approximately $323,000 that is being amortized over the three year vesting period. The total costs recognized during the three and six months ended June 30, 2008 was approximately $27,000 and $38,000, respectively, and is included in stock-based compensation and charges.
     The Board of Directors awards performance-based restricted stock units to certain of the Company’s executive officers. The following summarizes the restricted stock unit activity during the six months ended June 30, 2008 (in thousands):

Number of
Restricted Stock Units
Non-vested units at December 31, 2007	5,135
Units forfeited	(605)

Non-vested units at June 30, 2008	4,530

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
     As a result of the modification, pursuant to SFAS 123R, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed to reflect this assumption. Recognition of compensation for these units will continue to be deferred until management determines that it is probable that it will achieve the new performance targets. As of June 30, 2008, the fair value of the remaining restricted stock units granted was $20.5 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rates	3.03-3.41%	4.51-5.16%	1.65%-3.41%	4.51-5.16%
Expected term (in years)	5.85	6.06	5.85	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	70%	65%	70-75%
     During the three and six months ended June 30, 2008, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $0.7 million and $1.3 million, respectively, which reduced stock-based compensation expense in the consolidated statements of operations for the three and six months ended June 30, 2008.
     During the three months ended March 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million for the six months ended June 30, 2008. There were no such modifications during the six months ended June 30, 2007.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenue	$31	$18	$69	$49
Sales and marketing	103	249	209	783
Product and web site development	84	237	269	512
General and administrative	1,790	(576)	4,956	4,076

Total from continuing operations	2,008	(72)	5,503	5,420
Total from discontinued operations	70	102	65	177

Total stock-based compensation and charges	$2,078	$30	$5,568	$5,597

     In addition to costs related to stock options, stock-based compensation and charges in sales and marketing includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants.
11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$2,119	$7,682	$1,332	$11,157
Loss from discontinued operations	(3,076)	(2,018)	(5,650)	(4,098)

Net income (loss)	(957)	5,664	(4,318)	7,059
Convertible preferred stock dividend and related accretion	(1,272)	(1,241)	(2,537)	(2,473)

Net income (loss) applicable to common stockholders	$(2,229)	$4,423	$(6,855)	$4,586

Income (loss) applicable to common stockholders from continuing operations	$847	$6,441	$(1,205)	$8,684
Income (loss) applicable to common stockholders from discontinued operations	(3,076)	(2,018)	(5,650)	(4,098)

Net income (loss) applicable to common stockholders	$(2,229)	$4,423	$(6,855)	$4,586

Denominator:
Basic weighted average shares outstanding	151,551	154,885	151,383	154,614
Add: dilutive effect of options, warrants and restricted stock	6,741	10,614	—	12,043

Diluted weighted average shares outstanding	158,292	165,499	151,383	166,657

Basic income (loss) applicable to common stockholders:
Continuing operations	$0.01	$0.04	$(0.01)	$0.06
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.03)

Net income (loss) applicable to common stockholders	$(0.01)	$0.03	$(0.05)	$0.03

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted income (loss) applicable to common stockholders:
Continuing operations	$0.01	$0.04	$(0.01)	$0.05
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.02)

Net income (loss) applicable to common stockholder	$(0.01)	$0.03	$(0.05)	$0.03

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes the following preferred stock, stock options and warrants:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	43,664,098	31,496,142	63,195,830	27,607,510
Loss from discontinued operations	63,195,830	60,210,711	63,195,830	60,210,711

Net income (loss) applicable to common stockholders	63,195,830	31,496,142	63,195,830	27,607,510

12. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(957)	$5,664	$(4,318)	$7,059
Unrealized gain (loss) on marketable securities	2	—	(3)	(1)
Unrealized loss on non-current auction rate securities	—	—	(8,400)	—
Foreign currency translation	11	173	(81)	208

Other comprehensive income (loss)	$(944)	$5,837	$(12,802)	$7,266

13. Segment Information
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
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, corporate brand marketing, internal business systems, and human resources; expenses associated with new business initiatives and amortization of intangible assets. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2008				June 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$54,214	$7,223	$—	$61,437	$54,750	$7,783	$—	$62,533
Cost of revenue	9,452	1,533	229	11,214	8,480	1,482	636	10,598

Gross profit (loss)	44,762	5,690	(229)	50,223	46,270	6,301	(636)	51,935

Sales and marketing	18,063	3,413	1,664	23,140	17,106	3,642	1,527	22,275
Product and web site development	5,841	337	624	6,802	7,149	1,838	236	9,223
General and administrative	6,630	1,317	11,486	19,433	5,738	785	8,005	14,528
Amortization of intangible assets	—	—	197	197	—	—	189	189

Total operating expenses	30,534	5,067	13,971	49,572	29,993	6,265	9,957	46,215

Operating income (loss) from continuing operations	$14,228	$623	$(14,200)	$651	$16,277	$36	$(10,593)	$5,720

	Six Months Ended
	June 30, 2008				June 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$110,008	$13,371	$—	$123,379	$108,273	$14,703	$—	$122,976
Cost of revenue	18,964	3,102	583	22,649	16,739	2,651	1,199	20,589

Gross profit (loss)	91,044	10,269	(583)	100,730	91,534	12,052	(1,199)	102,387

Sales and marketing	37,411	6,784	3,071	47,266	35,227	7,319	2,531	45,077
Product and web site development	11,605	788	1,296	13,689	13,876	3,373	749	17,998
General and administrative	16,254	2,727	22,623	41,604	12,925	2,359	17,466	32,750
Amortization of intangible assets	—	—	394	394	—	—	370	370

Total operating expenses	65,270	10,299	27,384	102,953	62,028	13,051	21,116	96,195

Operating income (loss) from continuing operations	$25,774	$(30)	$(27,967)	$(2,223)	$29,506	$(999)	$(22,315)	$6,192

14. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $41,000 and $82,000 was recorded in the three and six months ended June 30, 2008, respectively, and $40,000 and $80,000 was recorded in the three and six months ended June 30, 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. An additional $121,000 tax provision was recorded in the three and six months ended June 30, 2008 for state income taxes and a $129,000 and $173,000 tax provision was recorded in the three and six months ended June 30, 2007, respectively, as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the respective period.
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
     As of June 30, 2008, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2008 and 2007. The tax years 1993-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
15. Settlement of Disputes and Litigation
     On April 4, 2008, the Company entered into an agreement with David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, resolving all past claims for indemnification for expenses, including attorneys’ fees in connection with the

SEC and Department of Justice (“DOJ”) investigations and certain civil actions filed against Rosenblatt, and settlement of the claims brought against him in the Securities Class Action Lawsuit. The settlement does not include any claims Rosenblatt may assert for indemnification for future expenses in connection with the SEC and DOJ investigations. The Company is unable to determine whether Rosenblatt will have any additional claims or what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.
16. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and below in this Note 16. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), Real Estate Alliance, Limited (“REAL”), moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from the Company. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether the Company’s web sites infringe the REAL patents.
     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the Move California Action”). The Move California Action was brought against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’ principal, Scott Tatro (“Tatro”). The Move California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On May 14, 2007, defendants in the Move California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers, agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 24, 2008, the Company filed its opposition to REAL’s motion for leave to amend its counter-claims. On March 11, 2008, REAL filed a separate suit in the U.S. District Court for the Central District of California (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR and NAHB in the REAL California Action. On May 5, 2008, NAR and NAHB filed answers denying infringement and asserting that the patents are invalid and unenforceable, and asserting counter-claims against REAL. On June 3, 2008, the court in the REAL California Action stayed the case pending further court order in the action. On July 29, 2008, the Move California Action was transferred to the same judge as the REAL California Action. The Company intends to vigorously prosecute and to defend against REAL’s allegations in the Move California Action and vigorously defend and to prosecute the claims that have been brought on behalf of NAR and NAHB in the REAL California Action. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
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
     The Company has received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, and Experian requested a meeting with the Company to discuss resolution of its indemnity claims prior to commencement of an arbitration process prescribed in the stock purchase agreement. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. On April 8, 2008, representatives of the Company met with representatives of Experian and the parties agreed that arbitration should proceed in order to resolve any potential indemnity obligations of the Company. Arbitration in this matter is scheduled to be held in September 2008, with a subsequent arbitration to be held in December, 2008, if necessary. Experian is seeking to recover from the Company an amount in excess of the Indemnity Escrow amount, which was $8.4 million on June 30, 2008. The Company intends to vigorously defend against these claims brought by Experian and is unable to estimate the costs associated with any potential indemnification obligations at this time.
17. Supplemental Cash Flow Information
     During the six month period ended June 30, 2008:
•	The Company issued 130,000 shares of restricted common stock to two executive officers which vest over three years. The charge associated with these shares was $323,000 and is being recognized over the three-year vesting period.

•	The Company issued 160,793 shares of restricted common stock to members of its Board of Directors which vest over three years. The charge associated with these shares was $467,000 and is being recognized over the three-year vesting period.

•	The Company issued $1.9 million in additional Series B Preferred Stock as in-kind dividends.
     During the six month period ended June 30, 2007:
•	The Company issued $1.8 million in additional Series B Preferred Stock as in-kind dividends.

•	The Company issued 100,000 shares of restricted common stock to its members of its Board of Directors which vest over three years. The charge associated with these shares was $421,000 and is being recognized over the three-year vesting period.
18. Subsequent Event
     In August 2008, the Company announced its plans to review its overall operating structure and has initiated a process to lower its total operating expenses. The Company’s objective is to reduce annual operating expenses by more than $20.0 million by the end of 2008, the full effect of which may not be realized during 2008. These actions may result in restructuring charges being taken in future periods and some revenue streams being eliminated as a result of this review.
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

Our Business
     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.comTM, REALTOR.com ® and Moving.comTM. We also provide lead management software for real estate agents and brokers through our Top Producer ® business.
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 8.5 million consumers to our network per month in 2007 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 MLSs across the country and exclusive partnerships with the National Association of REALTORS ® (“NAR”) and the National Association of Home Builders (“NAHB”).
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

Beginning in the second half of 2006, the market dynamics seemed to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline in mid-2007. In the second half of 2007, the availability of mortgage financing became very sparse. The lack of liquidity coupled with increased supply of homes and declining prices had a significant impact on real estate professionals, our primary customers.

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this has caused our growth rate to continue to decline and we may continue to experience a decline in revenue as we move through 2008.

•	Evolution of Our Product and Service Offerings and Pricing Structures
     Real Estate Services segment: Our Real Estate Services began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business. Our Top Producer ® product was a desktop application that required some knowledge of the operations of a desktop computer.

     In 2003, we responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com ® services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change was reasonably well-accepted by our customers.
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
     Consumer Media segment: Continued uncertainty in the economy has had an adverse effect on our Welcome Wagon® business. Our primary customers are small local merchants trying to reach new movers and economic conditions have negatively impacted small businesses more than other businesses. These economic conditions have caused the decline in our revenue in this business to continue. As a result of the decline, we have decided to sell our Welcome Wagon business and it has been reclassified as Discontinued Operations for all periods presented.
Discontinued Operations
     In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. On April 15, 2008, we closed the sale of the business for a purchase price of approximately $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the three months ended June 30, 2008, we decided to divest our Welcome Wagon ® business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale and expect to complete a transaction in 2008.
     Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), our Consolidated Financial Statements for all periods presented reflects the reclassification of our Homeplans and Welcome Wagon ® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$7,842	$11,093	$17,553	$21,680
Total operating expenses	10,918	13,111	23,077	25,778
Impairment of long-lived assets	—	—	126	—

Loss from discontinued operations	$(3,076)	$(2,018)	$(5,650)	$(4,098)

     The carrying amounts of the major classes of assets and liabilities held for sale are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total current assets	$5,603	$6,524
Property and equipment, net	2,303	2,736
Goodwill and other assets	13,753	15,157

Total assets	$21,659	$24,417

Total current liabilities	4,261	5,429

Total liabilities	$4,261	$5,429

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2008, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for our adoption of SFAS No. 157, “Fair Value Measurements”, on January 1, 2008, as discussed below.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 7 to our Condensed Consolidated Financial Statements. The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. We are currently assessing the impact, if any, of this deferral on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. We adopted SFAS 159 as of January 1, 2008 and have elected not to apply the fair value option provided under this statement, therefore, the adoption of SFAS 159 has not had an impact on our Consolidated Financial Statements.
Recent Accounting Developments
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
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 16, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended June 30, 2008 and 2007
     Revenue
     Revenue decreased approximately $1.1 million, or 2%, to $61.4 million for the three months ended June 30, 2008 from $62.5 million for the three months ended June 30, 2007. The decrease in revenue was due to a decline of $0.6 million in the Consumer Media segment and a decrease of $0.5 million in the Real Estate Services segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased approximately $0.6 million, or 6%, to $11.2 million for the three months ended June 30, 2008 from $10.6 million for the three months ended June 30, 2007. The increase was primarily due to higher advertising production costs of $0.7 million and increased depreciation expense of $0.5 million related to new content management software. These increases were partially offset by a decrease of $0.2 million in personnel related costs and $0.4 million in other cost decreases.
     Gross margin percentage decreased to 82% for the three months ended June 30, 2008 compared to 83% for the three months ended June 30, 2007. The decrease is primarily due to a decrease in margins in the Real Estate Services segment resulting from decreased revenues and increased costs in the segment.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $0.8 million, or 4%, to $23.1 million for the three months ended June 30, 2008 from $22.3 million for the three months ended June 30, 2007. The increase was primarily due to an increase in personnel related costs of $2.0 million, partially offset by a decrease in distribution and online marketing costs of $0.8 million and other cost decreases of $0.4 million.
     Product and web site development. Product and web site development expenses decreased approximately $2.4 million, or 26%, to $6.8 million for the three months ended June 30, 2008 from $9.2 million for the three months ended June 30, 2007 primarily due to decreases in consulting costs of $2.0 million and personnel related costs of $0.5 million, partially offset by other cost increases of $0.1 million.
     General and administrative. General and administrative expenses increased approximately $4.9 million, or 34%, to $19.4 million for the three months ended June 30, 2008 from $14.5 million for the three months ended June 30, 2007. The increase was primarily due to a $2.4 million increase in non-cash stock-based compensation due to a $6.5 million reversal of previously recognized expense associated with restricted stock units in the three months ended June 30, 2007, partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested during the same period partially offset by an increase in the forfeiture rate resulting in decreases in non-cash stock-based compensation in the three months ended June 30, 2008. There was an increase in legal fees of $1.4 million primarily due to patent litigation, an increase in facilities costs of $0.9 million associated with a new facility in Northern California and the relocation of our customer service center in Arizona and other cost increases of $0.2 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.2 million for the three months ended June 30, 2008 and 2007, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Cost of revenue	$31	$18
Sales and marketing	103	249
Product and web site development	84	237
General and administrative	1,790	(576)

Total from continuing operations	2,008	(72)
Total from discontinued operations	70	102

Total stock-based compensation and charges	$2,078	$30

     Stock-based compensation and charges increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to the reversal of previously recognized expense associated with restricted stock units in the three months ended June 30, 2007 partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested during the same period partially offset by an increase in the forfeiture rate resulting in decreases in non-cash stock-based compensation in the three months ended June 30, 2008.
     Interest Income, Net
     Interest income, net, decreased $1.0 million to $1.5 million for the three months ended June 30, 2008 compared to $2.5 million for the three months ended June 30, 2007, primarily due to decreases in interest yields on short-term and long-term investments.
     Other Income, Net
     Other income, net, increased $0.5 for the three months ended June 30, 2008 compared to the three months ended June 30, 2006, primarily due to other income resulting from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $41,000 and $40,000 was recorded in the three months ended June 30, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life. An additional $121,000 tax provision was recorded in the three months ended June 30, 2008 for state income taxes and an additional $129,000 tax provision was recorded for the three months ended June 30, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
     At December 31, 2007, we had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $912.6 million and $402.4 million, respectively. The federal NOLs begin to expire in 2008. Approximately $21.1 million of the state NOLs expired in 2007 and the state NOLs will continue to expire in 2008. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
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
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, corporate brand marketing, internal business systems, and human resources; expenses associated with new business initiatives and amortization of intangible assets. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2008				June 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$54,214	$7,223	$—	$61,437	$54,750	$7,783	$—	$62,533
Cost of revenue	9,452	1,533	229	11,214	8,480	1,482	636	10,598

Gross profit (loss)	44,762	5,690	(229)	50,223	46,270	6,301	(636)	51,935

Sales and marketing	18,063	3,413	1,664	23,140	17,106	3,642	1,527	22,275
Product and web site development	5,841	337	624	6,802	7,149	1,838	236	9,223
General and administrative	6,630	1,317	11,486	19,433	5,738	785	8,005	14,528
Amortization of intangible assets	—	—	197	197	—	—	189	189

Total operating expenses	30,534	5,067	13,971	49,572	29,993	6,265	9,957	46,215

Operating income (loss) from continuing operations	$14,228	$623	$(14,200)	$651	$16,277	$36	$(10,593)	$5,720

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
     Real Estate Services revenue decreased $0.5 million, or less than 1%, to $54.2 million for the three months ended June 30, 2008, compared to $54.7 million for the three months ended June 30, 2007. The decrease in revenue was primarily generated by a decrease in our REALTOR.com® business due to decreased Featured Products revenue primarily due to reduced purchasing by one large broker customer, partially offset by increased Enhanced Listing Product as well as decreased revenue from our Rentals and New Homes businesses. These decreases were partially offset by an increase in our Top Producer® product offerings. Real Estate Services revenue represented approximately 88% of total revenue for the three months ended June 30, 2008 and 2007, respectively.
     Real Estate Services expenses increased $1.5 million, or 4%, to $40.0 million for the three months ended June 30, 2008, compared to $38.5 million for the three months ended June 30, 2007. The increase was primarily due to a $1.0 million increase in cost of revenue resulting from a $0.3 million increase in advertising production costs, a $0.3 million increase in depreciation expense associated with new content management software and other cost increases of $0.4 million. There was also an increase in sales and marketing costs of $0.9 million associated primarily with increased personnel related costs, as well as an increase of $0.9 million in general and administrative costs primarily due to increases in non-cash stock based compensation resulting from the reversal of previously recognized expense associated with restricted stock units in the three months ended June 30, 2007. These increases were partially offset by a $1.3 million decrease in product and web site development costs primarily due to a decrease in consulting costs.
     Real Estate Services generated operating income of $14.2 million for the three months ended June 30, 2008, compared to operating income of $16.3 million for the three months ended June 30, 2007, primarily due to the decreased revenue and increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media consists of advertising products and lead generation tools including display, test-link and rich advertising positions, directory products, price quote tools and content sponsorships on Move.comTM, Moving.comTM, and other related sites which we sell to those businesses interested in reaching our targeted audience. As described in the Discontinued Operations section, we sold our Homeplans business and have decided to divest our Welcome Wagon® business and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

     Consumer Media revenue decreased $0.6 million, or 7%, to $7.2 million for the three months ended June 30, 2008, compared to $7.8 million for the three months ended June 30, 2007. The decrease was primarily generated by a decline in our online advertising revenue. Consumer Media revenue represented 12% of total revenue for the three months ended June 30, 2008 and 2007, respectively.
     Consumer Media expenses decreased $1.1 million, or 15%, to $6.6 million for the three months ended June 30, 2008, compared to $7.7 million for the three months ended June 30, 2007. The decrease was primarily due to a $1.5 million decrease in personnel and consulting costs in product and web site development, partially offset by an increase of $0.4 million in lead generation costs.
     Consumer Media generated operating income of $0.6 million for the three months ended June 30, 2008, compared to break-even for the three months ended June 30, 2007 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses increased $3.6 million, or 34%, to $14.2 million for the three months ended June 30, 2008, compared to $10.6 million for the three months ended June 30, 2007. The increase was primarily due to a $2.5 million increase in personnel related costs including a $0.9 million increase in non-cash stock-based compensation. There was also an increase of $1.5 million in legal fees due to patent litigation. These increases were partially offset by other cost decreases of $0.4 million.
     Six Months Ended June 30, 2008 and 2007
     Revenue
     Revenue increased approximately $0.4 million, or less than 1%, to $123.4 million for the six months ended June 30, 2008 from $123.0 million for the six months ended June 30, 2007. The increase in revenue was due to increases of $1.7 million in the Real Estate Services segment partially offset by a $1.3 million decline in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased approximately $2.0 million, or 10%, to $22.6 million for the six months ended June 30, 2008 from $20.6 million for the six months ended June 30, 2007. The increase was primarily due to increases in advertising production costs of $1.0 million, increased depreciation expense of $0.8 million associated with new content management software and other cost increases of $0.2 million.
     Gross margin percentage decreased to 82% for the six months ended June 30, 2008 compared to 83% for the six months ended June 30, 2007. The decrease is primarily due to decreased margins resulting from increased costs noted above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $2.2 million, or 5%, to $47.3 million for the six months ended June 30, 2008 from $45.1 million for the six months ended June 30, 2007. The increase was primarily due to an increase in personnel related expenses of $2.4 million partially offset by other cost decreases of $0.2 million.
     Product and web site development. Product and web site development expenses decreased approximately $4.3 million, or 24%, to $13.7 million for the six months ended June 30, 2008 from $18.0 million for the six months ended June 30, 2007 primarily due to a decrease of $2.7 million in consulting costs and a decrease of $2.0 million in personnel related costs. These decreases were partially offset by cost increases of $0.4 million.
     General and administrative. General and administrative expenses increased approximately $8.8 million, or 27%, to $41.6 million for the six months ended June 30, 2008 from $32.8 million for the six months ended June 30, 2007. The increase was primarily due to a $4.8 million increase in personnel related expenses including an increase of $0.9 million in non-cash stock-based compensation primarily due to the reversal of previously recognized expense associated with restricted stock units in the six months ended June 30, 2007 partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested in the six months ended June 30, 2007 partially offset by reduced expenses related to an increase in the forfeiture rates applied to non-cash stock-based compensation and the reversal of restricted stock awards in the six months ended June 30, 2008. Additionally, there was a $2.1 million increase in legal fees primarily due to patent litigation, a $0.8 million increase in rent expense due to the opening of new offices, increased consulting costs of $0.7 million and other cost increases of $0.4 million.
     Amortization of intangible assets. Amortization of intangible assets was approximately $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cost of revenue	$69	$49
Sales and marketing	209	783
Product and web site development	269	512
General and administrative	4,956	4,076

Total from continuing operations	5,503	5,420
Total from discontinued operations	65	177

Total stock-based compensation and charges	$5,568	$5,597

     Stock-based compensation and charges were relatively consistent for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Increases resulting from the reversal of previously recognized expense associated with restricted stock units in the six months ended June 30, 2007 partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested in the six months ended June 30, 2007 partially offset by reduced expenses related to an increase in the forfeiture rates applied to non-cash stock-based compensation and the reversal of restricted stock awards in the six months ended June 30, 2008.
     Interest Income, Net
     Interest income, net, decreased $1.2 million to $3.6 million for the six months ended June 30, 2008, compared to $4.8 million for the six months ended June 30, 2007, primarily due to decreases in interest yields on short-term and long-term investments.
     Other Income, Net
     Other income, net, decreased $0.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to gain on sales of property and equipment in the six months ended June 30, 2007 and other income from the revaluation recorded for an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A tax provision of $82,000 and $80,000 was recorded in the six months ended June 30, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life. An additional $121,000 tax provision was recorded in the six months ended June 30, 2008 for state income taxes and an additional $173,000 tax provision was recorded in the six months ended June 30, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.

     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2008				June 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$110,008	$13,371	$—	$123,379	$108,273	$14,703	$—	$122,976
Cost of revenue	18,964	3,102	583	22,649	16,739	2,651	1,199	20,589

Gross profit (loss)	91,044	10,269	(583)	100,730	91,534	12,052	(1,199)	102,387

Sales and marketing	37,411	6,784	3,071	47,266	35,227	7,319	2,531	45,077
Product and web site development	11,605	788	1,296	13,689	13,876	3,373	749	17,998
General and administrative	16,254	2,727	22,623	41,604	12,925	2,359	17,466	32,750
Amortization of intangible assets	—	—	394	394	—	—	370	370

Total operating expenses	65,270	10,299	27,384	102,953	62,028	13,051	21,116	96,195

Operating income (loss) from continuing operations	$25,774	$(30)	$(27,967)	$(2,223)	$29,506	$(999)	$(22,315)	$6,192

     Real Estate Services
     Real Estate Services revenue increased $1.7 million, or 2%, to $110.0 million for the six months ended June 30, 2008, compared to $108.3 million for the six months ended June 30, 2007. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased Enhanced Listing Product, partially offset by decreased Featured Products revenue primarily due to reduced purchasing by one large broker customer as well as decreased Website and Virtual Tour revenue. Additionally, there was an increase in our Top Producer® product offerings. These increases were partially offset by decreases from our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 89% of total revenue for the six months ended June 30, 2008 compared to 88% for the six months ended June 30, 2007.
     Real Estate Services expenses increased $5.4 million, or 7%, to $84.2 million for the six months ended June 30, 2008, compared to $78.8 million for the six months ended June 30, 2007. There was a $3.3 million increase in general and administrative expenses due to a $2.6 million increase in personnel related costs primarily due to one-time severance and other related costs related to the shutdown of non-strategic business initiatives, a $0.3 million increase in bad debt expense and other cost increases of $0.4 million. Cost of revenue increased $2.2 million primarily due to increased personnel related costs of $1.0 million, increased depreciation expense of $0.5 million associated with new content management software, increased advertising production costs of $0.4 million and other cost increases of $0.3 million. Sales and marketing costs increased $2.2 million primarily due to a $1.8 million increase in personnel related costs and $0.4 million in other cost increases. These increases were partially offset by a $2.3 million decrease in product and web site development costs primarily due to decreased consulting and personnel related costs.
     Real Estate Services generated operating income of $25.8 million for the six months ended June 30, 2008, compared to operating income of $29.5 million for the six months ended June 30, 2007, primarily due to the increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media revenue decreased $1.3 million, or 9%, to $13.4 million for the six months ended June 30, 2008, compared to $14.7 million for the six months ended June 30, 2007. The decrease was generated by a decline in our online advertising revenue. Consumer Media revenue represented approximately 11% of total revenue for the six months ended June 30, 2008 compared to 12% for the six months ended June 30, 2007.
     Consumer Media expenses decreased $2.3 million, or 15%, to $13.4 million for the six months ended June 30, 2008, compared to $15.7 million for the six months ended June 30, 2007. The decrease was primarily due to a $2.5 million decrease in personnel related costs in product and web site development, a $0.4 million decrease in personnel related costs in sales and marketing and a $0.3 million decrease in bad debt expense, partially offset by an increase of $0.7 million in lead generation costs and other cost increases of $0.2 million.
     Consumer Media generated a slight operating loss for the six months ended June 30, 2008, compared to an operating loss of $1.0 million for the six months ended June 30, 2007 primarily due to factors outlined above.

     Unallocated
     Unallocated expenses increased $5.7 million, or 25%, to $28.0 million for the six months ended June 30, 2008, compared to $22.3 million for the six months ended June 30, 2007. The increase was primarily due to a $2.8 million increase in personnel related costs, a $2.1 million increase in legal fees due to patent litigation costs, and a $1.4 million increase in rent and other costs associated with our new facility in Northern California and the relocation of our customer service center in Arizona, partially offset by other cost decreases of $0.6 million.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $10.7 million for the six months ended June 30, 2008 was attributable to the net income from continuing operations of $1.3 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, loss on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $12.0 million offset by changes in operating assets and liabilities of $2.6 million.
     Net cash provided by continuing operating activities of $19.7 million for the six months ended June 30, 2007 was attributable to the net income from continuing operations of $11.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $10.5 million offset by changes in operating assets and liabilities of $2.0 million.
     Net cash used in continuing investing activities of $24.9 million for the six months ended June 30, 2008 was primarily attributable to net purchases of short-term investments of $19.8 and capital expenditures of $5.1 million.
     Net cash provided by continuing investing activities of $1.2 million for the six months ended June 30, 2007 was primarily attributable to proceeds from the surrender of a life insurance policy of $5.2 million, proceeds from the sale of marketable equity securities of $15.7 million and proceeds from sales of property and equipment of $0.3 million, partially offset by net purchases of short-term investments of $7.1 million, capital expenditures of $12.5 million, and purchases of intangible assets of $0.4 million.
     Net cash provided by financing activities of $0.1 million for the six months ended June 30, 2008 was attributable to proceeds from the exercise of stock options of $1.0 million and reductions in restricted cash of $0.1 million offset by payments on capital lease obligations of $1.0 million.
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
     As of June 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2008, we classified $121.0 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the six months ended June 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income (as previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2008).
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
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million through May 7, 2009 with a major financial institution. The line of credit is secured by our ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of June 30, 2008). The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value. As of June 30, 2008, there were no outstanding borrowings against this line of credit.
     In August 2008, we announced our plans to review our overall operating structure and have initiated a process to lower our total operating expenses. Our objective is to reduce annual operating expenses by more than $20.0 million by the end of 2008, the full effect of which may not be realized during 2008. These actions may result in restructuring charges being taken in future periods and some revenue streams being eliminated as a result of this review.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
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
     As of June 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2008, we have classified $121.0 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the six months ended June 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income (as previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2008).
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and in Note 16, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 22 to the Consolidated Financial Statements in our Annual Report and in Note 16 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
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
     As of June 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2008, we have classified $121.0 million of the ARS investment balance as Long-term Investments because of our inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the six months ended June 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income (as previously disclosed in the Company’s 10-Q filing for the period ended March 31, 2008).
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
     The 2008 Annual Meeting of Stockholders of the Company was convened on June 12, 2008 at 9:30 a.m. Pursuant to our Restated Certificate of Incorporation, the terms of the directors that were elected at our annual meetings of stockholders in 2005, 2006 and 2007, all expired at this 2008 Annual Meeting of Stockholders. Accordingly, all directors to be elected by the holders of common stock and Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”), voting as a single class, were elected at this annual meeting for a one year term. Notwithstanding the above, each director shall hold office until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal. The proposal to elect eight directors to hold office for a term through the annual meeting in 2009 and until each of their successors has been duly elected and qualified received the following votes:

Geraldine B. Laybourne	— votes for	142,000,915
	— votes withheld	15,648,475
Steven H. Berkowitz	— votes for	142,201,496
	— votes withheld	15,447,893
Joe F. Hanauer	— votes for	133,261,776
	— votes withheld	24,387,613
W. Michael Long	— votes for	141,787,837
	— votes withheld	15,861,552
V. Paul Unruh	— votes for	141,993,981
	— votes withheld	15,655,408
Bruce G. Willison	— votes for	133,355,430
	— votes withheld	24,293,959
William E. Kelvie	— votes for	141,996,531
	— votes withheld	15,652,858
Kenneth K. Klein	— votes for	141,997,781
	— votes withheld	15,651,608
     By virtue of its ownership of the sole outstanding share of Series A preferred stock of the Company, the NAR has the right to elect one of the Company’s directors. Effective as of the 2008 Annual Meeting of Stockholders held on June 12, 2008, the NAR elected Catherine B. Whatley to replace Thomas M. Stevens on the Company’s board of directors and to serve as a director until the annual meeting of stockholders to be held in 2009 or until her earlier death, resignation or removal.
     By virtue of their ownership of the outstanding shares of the Series B Preferred Stock, Elevation Partners, L.P. and its affiliate Elevation Employee Side Fund, LLC (together “Elevation”) are currently entitled to elect two directors (each, a “Series B Director”) pursuant to the Certificate of Designation of the Series B Preferred Stock. Following their purchase of the Series B Preferred Stock in 2005, Elevation elected Roger B. McNamee and Fred D. Anderson to the Board. As with the other directors, under the Restated Certificate of Incorporation Mr. Anderson and Mr. McNamee’s current terms expired at the 2008 Annual Meeting of Stockholders. Effective as of the 2008 Annual Meeting of Stockholders held on June 12, 2008, Elevation re-elected Mr. Anderson and Mr. McNamee as the Series B Directors.
     The shareholders also voted on a proposal to ratify the appointment of the Company’s independent auditors, Ernst & Young, LLP, for the fiscal year ending December 31, 2008. The results of the votes were as follows:

— votes for	157,539,497
— votes against	93,044
— votes abstained	16,847

Item 5.	Other Information
     None.

Item 6.	Exhibits
     Exhibits

10.1	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson (Incorporated by Reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.2	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008 (Incorporated by Reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ W. MICHAEL LONG
W. Michael Long
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson (Incorporated by Reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.2	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008 (Incorporated by Reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.