Form 10-Q
period 2008-09-30
MOVE INC
filed 2008-11-06
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At November 3, 2008, the registrant had 153,081,756 shares of its common stock outstanding.

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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$114,279	$45,713
Short-term investments	—	129,900
Accounts receivable, net	12,587	15,645
Other current assets	13,479	10,111
Assets held for sale	—	24,417

Total current assets	140,345	225,786

Property and equipment, net	26,836	29,930
Long-term investments	121,000	—
Goodwill, net	17,181	17,181
Intangible assets, net	4,107	5,011
Restricted cash	3,203	3,369
Other assets	1,140	1,251

Total assets	$313,812	$282,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,643	$4,337
Accrued expenses	29,390	28,446
Deferred revenue	30,443	34,975
Obligations under capital leases	651	1,894
Line of credit	64,700	—
Liabilities held for sale	—	5,429

Total current liabilities	128,827	75,081

Obligations under capital leases	—	273
Other liabilities	2,157	1,508

Total liabilities	130,984	76,862

Commitments and contingencies (see note 17)

Series B convertible preferred stock	105,008	101,189

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	153	151
Additional paid-in capital	2,087,314	2,076,074
Accumulated other comprehensive income	(7,740)	675
Accumulated deficit	(2,001,907)	(1,972,423)

Total stockholders’ equity	77,820	104,477

Total liabilities and stockholders’ equity	$313,812	$282,528

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$61,240	$63,380	$184,619	$186,356
Cost of revenue	11,804	11,053	34,453	31,642

Gross profit	49,436	52,327	150,166	154,714

Operating expenses:
Sales and marketing	24,002	23,212	71,268	68,289
Product and web site development	6,821	8,615	20,510	26,613
General and administrative	18,534	20,479	60,138	53,229
Amortization of intangible assets	188	194	582	564
Litigation settlement	—	3,900	—	3,900
Restructuring charges	4,014	—	4,014	—

Total operating expenses	53,559	56,400	156,512	152,595

Operating income (loss) from continuing operations	(4,123)	(4,073)	(6,346)	2,119
Interest income, net	1,261	2,567	4,839	7,383
Other income (expense), net	959	676	1,139	1,078

Income (loss) from continuing operations before income taxes	(1,903)	(830)	(368)	10,580
Provision for income taxes	110	169	313	422

Income (loss) from continuing operations	(2,013)	(999)	(681)	10,158
Loss from discontinued operations	(19,334)	(1,044)	(24,984)	(5,142)

Net income (loss)	(21,347)	(2,043)	(25,665)	5,016
Convertible preferred stock dividend and related accretion	(1,282)	(1,248)	(3,819)	(3,721)

Net income (loss) applicable to common stockholders	$(22,629)	$(3,291)	$(29,484)	$1,295

Basic and diluted income (loss) per share applicable to common stockholders: (see note 12)
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$0.04
Discontinued operations	(0.13)	(0.01)	(0.16)	(0.03)

Basic net income (loss) per share applicable to common stockholders	$(0.15)	$(0.02)	$(0.19)	$0.01

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 12)
Basic	152,184	155,015	151,652	154,749

Diluted	152,184	155,015	151,652	165,166

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Income (loss) from continuing operations	$(681)	$10,158
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	8,435	7,322
Amortization of intangible assets	582	564
Provision for doubtful accounts	511	653
Gain on sales of property and equipment	(816)	(333)
Stock-based compensation and charges	8,209	10,049
Change in market value of embedded derivative liability	(156)	(688)
Other non-cash items	411	(10)

Changes in operating assets and liabilities:
Accounts receivable	2,531	(1,027)
Other assets	(2,760)	(4,473)
Accounts payable and accrued expenses	366	4,888
Deferred revenue	(4,312)	(3,793)

Net cash provided by continuing operating activities	12,320	23,310
Net cash used in discontinued operating activities	(5,777)	(2,748)

Net cash provided by operating activities	6,543	20,562

Cash flows from investing activities:
Purchases of property and equipment	(5,748)	(15,897)
Proceeds from sales of marketable equity securities	27	15,743
Proceeds from surrender of life insurance policy	—	5,200
Proceeds from sales of property and equipment	206	334
Purchases of intangible assets	—	(618)
Maturities of short-term investments	96,918	45,200
Purchases of short-term investments	(96,418)	(67,275)

Net cash used in continuing investing activities	(5,015)	(17,313)
Net cash provided by (used in) discontinued investing activities	799	(147)

Net cash used in investing activities	(4,216)	(17,460)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,889	2,821
Borrowings from line of credit	64,700	—
Restricted cash	166	952
Payments on capital lease obligations	(1,516)	(1,415)

Net cash provided by financing activities	66,239	2,358

Change in cash and cash equivalents	68,566	5,460

Cash and cash equivalents, beginning of period	45,713	14,873

Cash and cash equivalents, end of period	$114,279	$20,333

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.comTM, REALTOR.com® and Moving.comTM. The Company also provides lead management software for real estate agents and brokers through our Top Producer® business.
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
3. Significant Accounting Policies
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In accordance with this interpretation, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its financial statements as of January 1, 2008 (See “Note 8 — Fair Value Measurements”). The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. The Company is currently assessing the impact, if any, of this deferral on its Consolidated Financial Statements.
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
5. Discontinued Operations
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a sales price of approximately $1.0 million in cash which is included in net cash provided by discontinued investing activities in the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment. The Company is actively marketing the business for sale. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company performed an impairment analysis and fair value was determined to be $0 based on potential bids received for the Welcome Wagon business. As a result, the Company wrote-off $2.1 million of current assets and liabilities, which is included in operating expenses and recorded an impairment charge of $15.9 million associated with long-lived assets.
     Pursuant to SFAS No. 144, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$7,465	$12,190	$25,018	$33,870
Total operating expenses	10,820	13,234	33,897	39,012
Impairment of long-lived assets	15,880	—	16,006	—
Restructuring charges	99	—	99	—

Loss from discontinued operations	$(19,334)	$(1,044)	$(24,984)	$(5,142)

     The carrying amounts of the major classes of assets and liabilities held for sale are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Total current assets	$—	$6,524
Property and equipment, net	—	2,736
Goodwill and other assets	—	15,157

Total assets	$—	$24,417

Total current liabilities	—	5,429

Total liabilities	$—	$5,429

6. Restructuring Charges
     During the third quarter of 2008, the Company’s Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. The Company implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million. Included in these charges were lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce of approximately 42 employees whose positions with the Company were eliminated. These workforce reductions affected 16 employees in cost of revenue positions, 18 employees in sales and marketing, 2 employees in product and web site development and 6 employees in general and administrative positions. In addition, 22 employees were terminated as part of discontinued operations; such costs have been included as part of discontinued operations.

	Lease	Employee
	Obligations and	Termination
	Related Charges	Benefits	Total
Initial restructuring charge from continuing operations	$3,041	$973	$4,014
Initial restructuring charge from discontinued operations	—	99	99
Payments	(368)	(406)	(774)

Accrued restructuring at September 30, 2008	$2,673	$666	$3,339

     Approximately $2.5 million of the restructuring accrual balance represents payments to be made over the next twelve months with the remaining $867,000 accrual balance representing payments associated with the Westlake Village, California lease obligation to be made through April 2010.
7. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	September 30, 2008			December 31, 2007
	Adjusted	Net Unrealized	Carrying	Adjusted	Net Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value
Short-term investments:
Corporate auction rate securities	$—	$—	$—	$129,900	$—	$129,900
Total short-term investments	$—	$—	$—	$129,900	$—	$129,900

Long-term investments:
Corporate auction rate securities	$129,400	$(8,400)	$121,000	$—	$—	$—
Total long-term investments	$129,400	$(8,400)	$121,000	$—	$—	$—

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until their fair value recovers, maturity or until they can be sold in a market that facilitates orderly transactions. As of September 30, 2008, the Company has classified $121.0 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company has also modified its current investment strategy and increased its investments in more liquid money market and treasury bill investments. Citigroup Global Markets Inc. (“Citigroup”) was the Company’s investment advisor in connection with the investment in the ARS. On September 17, 2008, the Company commenced arbitration against Citigroup before the Financial Industry Regulatory Authority (“FINRA”) (see Note 17).
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
     The Company’s ARS investments were measured at fair value as of September 30, 2008, and an unrealized loss of $8.4 million for the nine-month period ended September 30, 2008 was included in other comprehensive income. See “Note 8 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments.

8. Fair Value Measurements
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
     Financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurement at September 30, 2008
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$114,279	$114,279	$—	$—
Long-term investments (2)	121,000	—	—	121,000

Total assets at fair value	$235,279	$114,279	$—	$121,000

Liabilities:
Embedded derivative liability (3)	$717	$—	$—	$717

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $8.4 million which was deemed temporary and is included within comprehensive other income for the nine-month period ended September 30, 2008.

(3)	The embedded derivative liability, which is included within other liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3 (1)	129,600	—
Total gains/losses realized/unrealized included in earnings	—	(78)
Total losses included in other comprehensive income	(8,400)	—
Purchases, sales, issuances and settlements, net	—	—

Balance at March 31, 2008	$121,200	$933
Transfers in and /or out of Level 3 (2)	(200)	—
Total gains/losses realized/unrealized included in earnings	—	(77)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at June 30, 2008	$121,000	$856

Transfers in and /or out of Level 3	—	—
Total gains/losses realized/unrealized included in earnings	—	(139)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at September 30, 2008	$121,000	$717

(1)	Based on the deteriorated market conditions of our ARS investments that we classify as available-for-sale, for the three-months ended March 31, 2008 we changed our fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

(2)	During July 2008, $0.2 million of our ARS were redeemed at par value and, as such, were reclassified from Long-term Investments to Short-term Investments as of June 30, 2008.
9. Revolving Line of Credit
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution. Outstanding balances are due on May 7, 2009. The line of credit is secured by the Company’s ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of September 30, 2008). The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. As of September 30, 2008, there was $64.7 million in outstanding borrowings against this line of credit.
10. Goodwill and Other Intangible Assets
     Goodwill by segment is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Real Estate Services	$12,806	$12,806
Consumer Media	4,375	4,375

Total	$17,181	$17,181

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade names and trademarks acquired during the year ended December 31, 2006. Indefinite-lived intangible assets decreased by $0.3 million for the nine months ended September 30, 2008 due to an impairment of an asset associated with an abandoned business initiative. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	September 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$2,530	$513	$2,830	$512
Purchased technology	1,400	517	1,400	366
NAR operating agreement	1,578	1,014	1,578	901
Customer lists and relationships	200	200	255	172
Other	1,450	807	1,450	551

Total	$7,158	$3,051	$7,513	$2,502

     Amortization expense, excluding discontinued operations, for intangible assets was $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2008 and 2007.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2008 (remaining 3 months)	$174
2009	472
2010	417
2011	416
2012	341
11. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. During the nine months ended September 30, 2008, the Company granted 160,793 shares of restricted stock to members of its Board of Directors. Additionally, one member of the Board of Directors resigned and forfeited 40,000 shares of unvested restricted stock. There were 345,293 and 314,950 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2008 and 2007, respectively. Total cost recognized was approximately $108,000 and $97,000 for the three months ended September 30, 2008 and 2007, respectively, and $217,000 and $244,000 for the nine months ended September 30, 2008 and 2007, respectively. Total cost recognized for the nine months ended September 30, 2008 are net of approximately $85,000 of costs reversed due to the forfeiture of restricted shares during the period. These costs are included in stock-based compensation and charges.
     During the nine months ended September 30, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date. The fair value of the first fifty percent vesting was recognized as stock-based compensation immediately with the remaining fifty percent being amortized over one year. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of income and payroll taxes due as a result of this transaction. As of September 30, 2008, all shares were vested. The total costs recognized during the three months ended September 30, 2007 was approximately $123,000. The total costs recognized during the nine months ended September 30, 2008 and 2007 was approximately $204,000 and $670,000, respectively. These costs are included in stock-based compensation and charges.
     The Board of Directors awards performance-based restricted stock units to certain of the Company’s executive officers. The following summarizes the restricted stock unit activity during the nine months ended September 30, 2008 (in thousands):

Number of
Restricted Stock Units
Non-vested units at December 31, 2007	5,135
Units forfeited	(705)

Non-vested units at September 30, 2008	4,430

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

     As a result of the modification, pursuant to SFAS 123R, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed to reflect this assumption. Recognition of compensation for these units will continue to be deferred until management determines that it is probable that it will achieve the new performance targets. Management has determined it is unlikely any of the 2008 awards will be earned. As of September 30, 2008, the fair value of the remaining restricted stock units granted was $20.1 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.10% - 3.25%	4.23% - 4.60%	1.65% - 3.41%	4.23% - 5.16%
Expected term (in years)	5.85	6.06	5.85	6.06
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	70%	65%	70% - 75%
     During the nine months ended September 30, 2008, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $1.3 million which reduced stock-based compensation expense in the consolidated statements of operations for the nine months ended September 30, 2008.
     During the three months ended March 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensations expense of $0.7 million and $1.6 million for the three and nine months ended September 30, 2007, respectively.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$41	$38	$110	$87
Sales and marketing	161	327	370	1,110
Product and web site development	150	333	419	845
General and administrative	2,354	3,931	7,310	8,007

Total from continuing operations	2,706	4,629	8,209	10,049
Total from discontinued operations	79	166	144	343

Total stock-based compensation and charges	$2,785	$4,795	$8,353	$10,392

     In addition to costs related to stock options, stock-based compensation and charges in sales and marketing for the three and nine months ended September 30, 2007 includes costs related to vendor agreements and general and administrative includes costs related to the amortization of restricted stock grants for all periods presented.
12. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$(2,013)	$(999)	$(681)	$10,158
Income (loss) from discontinued operations	(19,334)	(1,044)	(24,984)	(5,142)

Net income (loss)	(21,347)	(2,043)	(25,665)	5,016
Convertible preferred stock dividend and related accretion	(1,282)	(1,248)	(3,819)	(3,721)

Net income (loss) applicable to common stockholders	$(22,629)	$(3,291)	$(29,484)	$1,295

Income (loss) applicable to common stockholders from continuing operations	$(3,295)	$(2,247)	$(4,500)	$6,437
Loss applicable to common stockholders from discontinued operations	(19,334)	(1,044)	(24,984)	(5,142)

Net income (loss) applicable to common stockholders	$(22,629)	$(3,291)	$(29,484)	$1,295

Denominator:
Basic weighted average shares outstanding	152,184	155,015	151,652	154,749
Add: dilutive effect of options, warrants and restricted stock	—	—	—	10,417

Diluted weighted average shares outstanding	152,184	155,015	151,652	165,166

Basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$0.04
Discontinued operations	(0.13)	(0.01)	(0.16)	(0.03)

Net income (loss) applicable to common stockholders	$(0.15)	$(0.02)	$(0.19)	$0.01

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted income (loss) per share excludes the following preferred stock, stock options and warrants:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2008	2007	2008	2007
Shares excluded from:
Income (loss) from continuing operations	61,295,892	63,104,083	61,295,892	31,617,156
Loss from discontinued operations	61,295,892	63,104,083	61,295,892	63,104,083
Net income (loss) applicable to common stockholder	61,295,892	63,104,083	61,295,892	31,617,156
13. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(21,347)	$(2,043)	$(25,665)	$5,016
Unrealized gain (loss) on marketable securities	75	6	72	5
Unrealized loss on non-current auction rate securities	—	—	(8,400)	—
Foreign currency translation	(21)	150	(102)	357

Other comprehensive income (loss)	$(21,293)	$(1,887)	$(34,095)	$5,378

14. Segment Information
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	September 30, 2008				September 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$54,493	$6,747	$—	$61,240	$55,936	$7,444	$—	$63,380
Cost of revenue	9,698	1,856	250	11,804	8,897	1,570	586	11,053

Gross profit (loss)	44,795	4,891	(250)	49,436	47,039	5,874	(586)	52,327

Sales and marketing	19,581	3,045	1,376	24,002	18,116	3,303	1,793	23,212
Product and web site development	5,473	443	905	6,821	6,856	1,386	373	8,615
General and administrative	6,100	661	11,773	18,534	7,157	1,010	12,312	20,479
Amortization of intangible assets	—	—	188	188	—	—	194	194
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Restructuring charges	251	78	3,685	4,014	—	—	—	—

Total operating expenses	31,405	4,227	17,927	53,559	32,129	5,699	18,572	56,400

Operating income (loss) from continuing operations	$13,390	$664	$(18,177)	$(4,123)	$14,910	$175	$(19,158)	$(4,073)

	Nine Months Ended
	September 30, 2008				September 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,501	$20,118	$—	$184,619	$164,209	$22,147	$—	$186,356
Cost of revenue	28,662	4,958	833	34,453	25,636	4,221	1,785	31,642

Gross profit (loss)	135,839	15,160	(833)	150,166	138,573	17,926	(1,785)	154,714

Sales and marketing	56,992	9,829	4,447	71,268	53,343	10,622	4,324	68,289
Product and web site development	17,078	1,231	2,201	20,510	20,732	4,759	1,122	26,613
General and administrative	22,354	3,388	34,396	60,138	20,082	3,369	29,778	53,229
Amortization of intangible assets	—	—	582	582	—	—	564	564
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Restructuring charges	251	78	3,685	4,014	—	—	—	—

Total operating expenses	96,675	14,526	45,311	156,512	94,157	18,750	39,688	152,595

Operating income (loss) from continuing operations	$39,164	$634	$(46,144)	$(6,346)	$44,416	$(824)	$(41,473)	$2,119

15. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 and $123,000 was recorded in the three and nine months ended September 30, 2008, respectively, and $42,000 and $122,000 was recorded in the three and nine months ended September 30, 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. An additional $69,000 and $190,000 tax provision was recorded in the three and nine months ended September 30, 2008 for state income taxes and a $127,000 and $300,000 tax provision was recorded in the three and nine months ended September 30, 2007, respectively, as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the respective period.

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
     As of September 30, 2008, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2008 and 2007. The tax years 1993-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
16. Settlement of Disputes and Litigation
     On April 4, 2008, the Company entered into an agreement with David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, resolving all past claims for indemnification for expenses, including attorneys’ fees in connection with the SEC and Department of Justice (“DOJ”) investigations and certain civil actions filed against Rosenblatt, and settlement of the claims brought against him in the securities class action lawsuit against the Company and certain of its current and former officers and directors, which the Company settled in 2003. The settlement does not include any claims Rosenblatt may assert for indemnification for future expenses in connection with the SEC and DOJ investigations. The Company is unable to determine whether Rosenblatt will have any additional claims or what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.
17. Commitments and Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and below in this Note 17. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Associated of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the REALTOR.com® and HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren action were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. Keithley and Tren assert that the patent is infringed by the websites www.Realtor.com, www.Move.com, www.Homebuilder.com, www.Rentnet.com, and www.Moving.com, and by Top Producer software and services as well as certain other websites formerly operated by the Company. On August 12, 2008, the U.S. Magistrate Judge presiding over all discovery matters in the Keithley action issued an Order for monetary sanctions (“Order for Sanctions”) against the Company. On August 26, 2008, the Company filed an objection to the Order for Sanctions with the U.S. District Court asking the court to reconsider and reverse the Magistrate Judge’s Order for Sanctions. On October 3, 2008, the Company filed motions for summary judgment for invalidity based on anticipation and obviousness, for non-infringement and invalidity based on indefiniteness and willfulness, and for non-infringement by NAR and NAHB. Hearings before the U.S. District Court Judge on the Company’s objections to sanctions and motions for summary judgment are set for November 14, 2008. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case.

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
     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the Move California Action”). The Move California Action was brought against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’ principal, Scott Tatro (“Tatro”). The Move California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On May 14, 2007, defendants in the Move California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 24, 2008, the Company filed its opposition to REAL’s motion for leave to amend its counter-claims. On March 11, 2008, REAL filed a separate suit in the U.S. District Court for the Central District of California (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On May 5, 2008, NAR, NAHB and RE/Max filed answers denying infringement and asserting that the patents are invalid and unenforceable, and asserting counter-claims against REAL. On July 29, 2008, the Move California Action was transferred to Judge King, the same judge in the REAL California Action. In September, 2008, the court decided to coordinate both cases and issued an order dividing the issues of both cases into two phases. Phase 1 will include REAL and Equias on the one hand, and Move, Inc., NAR and NAHB on the other hand. Phase 2 will include all the remaining defendants named by REAL in the REAL California Action. On August 18, 2008, the Company filed a motion for summary judgment for non-infringement in the Move California Action, and on October 23, 2008, the court denied the motion as premature with leave to re-file after discovery closed.
     On April 8, 2008 REAL filed a separate patent infringement action against LoopNet, Inc. in the U.S. District Court for the Central District of California (“LoopNet Action”), and on October 14, 2008, the LoopNet Action was transferred to Judge King. On Oct. 23, 2008, the court entered an order directing the parties in the Move and REAL California actions and the Loopnet Action to submit a joint statement addressing whether the cases should be consolidated to minimize duplicate litigation. The Company intends to vigorously prosecute and to defend against REAL’s allegations in the Move California Action and vigorously defend and to prosecute the claims that have been brought on behalf of NAR and NAHB in the REAL California Action. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
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

     The Company has received information from Experian concerning the total expenses incurred by Experian to date in connection with all matters for which they claim indemnity, and Experian requested a meeting with the Company to discuss resolution of its indemnity claims prior to commencement of an arbitration process prescribed in the stock purchase agreement. Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow. On April 8, 2008, representatives of the Company met with representatives of Experian and the parties agreed that arbitration should proceed in order to resolve any potential indemnity obligations of the Company. A bifurcated arbitration in this matter was held in September 2008. On October 16, 2008, the arbitrator issued an Interim Award resolving specific issues presented for determination. The Company and Experian are attempting to resolve this matter by application of the Interim Award. If the parties are unable to resolve the dispute, a subsequent arbitration is scheduled for December 2008 for final resolution. Experian is seeking to recover from the Company an amount in excess of the Indemnity Escrow amount, which was $8.4 million on September 30, 2008. The Company intends to vigorously defend against these claims brought by Experian and is unable to estimate the costs associated with any potential indemnification obligations at this time.
     Citigroup was the Company’s investment advisor in connection with the Company’s investment in ARS. In February, 2008, the auctions for ARS failed and thereby rendered the Company’s investment illiquid (See Note 7). On September 17, 2008, the Company commenced an arbitration against Citigroup before the Financial Industry Regulatory Authority (“FINRA”) by filing a Statement of Claim alleging breach of fiduciary duty, breach of contract and breach of contractual duty of good faith and fair dealing, violation of SEC Rule 10b-5 and FINRA Rule 2310, violation of SEC Rule 15c1-2, violation of the Investment Advisers Act, 15 U.S.C. Secs. 80b-1 et seq., and negligent misrepresentation. The Company is seeking that Citigroup return the funds that the Company entrusted to Citigroup, compensatory and punitive damages, pre and post judgment interest, attorneys’ fees, and other remedies the FINRA panel deems appropriate. No date has been set for the FINRA arbitration.
18. Supplemental Cash Flow Information
     During the nine month period ended September 30, 2008:
•	The Company paid $235,000 in interest.

•	The Company issued 160,793 shares of restricted common stock to members of its Board of Directors which vest over three years. The charge associated with these shares was $467,000 and is being recognized over the three-year vesting period.

•	The Company issued $2.8 million in additional Series B Preferred Stock as in-kind dividends.
     During the nine month period ended September 30, 2007:
•	The Company paid $197,000 in interest.

•	The Company issued $2.8 million in additional Series B Preferred Stock as in-kind dividends.

•	The Company issued 100,000 shares of restricted common stock to its members of its Board of Directors which vest over three years. The charge associated with these shares was $421,000 and is being recognized over the three-year vesting period.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vested immediately. The charge associated with these shares was $500,000 and was recognized during the nine months ended September 30, 2007.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vest one year from their date of employment. The charge associated with these shares was $500,000 and was recognized over the one-year vesting period.

•	The Company received 82,946 shares of common stock with a fair value of approximately $358,000 from one of its officers to reimburse the Company for the officer’s share of employment taxes due as a result of the issuance of restricted stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our Business
     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.comTM, REALTOR.com® and Moving.comTM. We also provide lead management software for real estate agents and brokers through our Top Producer® business.
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 8.5 million consumers to our network per month in 2007 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 MLSs across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this has caused our growth rate to continue to decline and we may continue to experience a decline in revenue as we move into 2009.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways.

The U.S. residential real estate market is currently in a significant downturn due to downward pressure on housing prices, credit constraints inhibiting home buyers and an exceptionally large inventory of unsold homes. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions.

Until market conditions improve, our customers’ ability to continue advertising on our sites could be adversely impacted.

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
     In 2006, we changed the business model for our New Homes and Rentals businesses. In the past, we have charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.comtm web site on May 1, 2006, we replaced our new home site, HomeBuilder.com, and our apartment rental site, RENTNET.com, with Move.com. In conjunction with this change, we began to display any new home and apartment listing for no charge. We seek revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.comtm web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription.
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
Restructuring Charges
     During the third quarter of 2008, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. We implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce of approximately 42 employees whose positions with us were eliminated. These workforce reductions affected 16 employees in cost of revenue positions, 18 employees in sales and marketing, 2 employees in product and web site development and 6 employees in general and administrative positions. In addition, 22 employees were terminated as part of discontinued operations; such costs have been included as part of discontinued operations.

	Lease
	Obligations	Employee
	and Related	Termination
	Charges	Benefits	Total
Initial restructuring charge from continuing operations	$3,041	$973	$4,014
Initial restructuring charge from discontinued operations	—	99	99
Payments	(368)	(406)	(774)

Accrued restructuring at September 30, 2008	$2,673	$666	$3,339

     Approximately $2.5 million of the restructuring accrual balance represents payments to be made over the next twelve months with the remaining $867,000 accrual balance representing payments associated with the Westlake Village, California lease obligation to be made through April 2010.
Discontinued Operations
     In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. On April 15, 2008, we closed the sale of the business for a sales price of approximately $1.0 million in cash which is included in net cash provided by discontinued investing activities in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we performed an impairment analysis and fair value was determined to be $0 based on potential bids received for the Welcome Wagon business. As a result, we wrote-off $2.1 million of current assets and liabilities, which is included in operating expenses, and recorded an impairment charge of $15.9 million associated with long-lived assets.
     Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the reclassification of our Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$7,465	$12,190	$25,018	$33,870
Total operating expenses	10,820	13,234	33,897	39,012
Impairment of long-lived assets	15,880	—	16,006	—
Restructuring charges	99	—	99	—

Loss from discontinued operations	$(19,334)	$(1,044)	$(24,984)	$(5,142)

     The carrying amounts of the major classes of assets and liabilities held for sale are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Total current assets	$—	$6,524
Property and equipment, net	—	2,736
Goodwill and other assets	—	15,157

Total assets	$—	$24,417

Total current liabilities	—	5,429

Total liabilities	$—	$5,429

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2008, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except for our adoption of SFAS No. 157, “Fair Value Measurements”, on January 1, 2008, as discussed below.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In accordance with this interpretation, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities that are measured at fair value within our financial statements as of January 1, 2008—see Note 8 to our Condensed Consolidated Financial Statements. The provisions of SFAS 157 have not been applied to non-financial assets and liabilities. We are currently assessing the impact, if any, of this deferral on our Consolidated Financial Statements.
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
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 17, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of loss in connection with legal proceedings, on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes or significant estimates of our potential liability could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended September 30, 2008 and 2007
     Revenue
     Revenue decreased approximately $2.1 million, or 3%, to $61.2 million for the three months ended September 30, 2008 from $63.4 million for the three months ended September 30, 2007. The decrease in revenue was due to a decline of $1.4 million in the Real Estate Services segment and a decrease of $0.7 million in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased approximately $0.8 million, or 7%, to $11.8 million for the three months ended September 30, 2008 from $11.1 million for the three months ended September 30, 2007. The increase was primarily due to higher product fulfillment costs of $1.1 million partially offset by $0.3 million in other cost decreases.
     Gross margin percentage decreased to 81% for the three months ended September 30, 2008 compared to 83% for the three months ended September 30, 2007. The decrease is due to a decrease in margins in both the Real Estate Services and Consumer Media segments resulting from decreased revenues and increased costs in the segments.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $0.8 million, or 3%, to $24.0 million for the three months ended September 30, 2008 from $23.2 million for the three months ended September 30, 2007. The increase was primarily due to an increase in personnel related costs of $1.8 million, partially offset by a decrease in distribution and online marketing costs of $0.6 million and a decrease in other marketing costs of $0.4 million.
     Product and web site development. Product and web site development expenses decreased approximately $1.8 million, or 21%, to $6.8 million for the three months ended September 30, 2008 from $8.6 million for the three months ended September 30, 2007 as a direct result of decreases in consulting costs.
     General and administrative. General and administrative expenses decreased approximately $2.0 million, or 10%, to $18.5 million for the three months ended September 30, 2008 from $20.5 million for the three months ended September 30, 2007. The decrease was primarily due to a $3.8 million decrease in personnel related costs including a $1.7 million decrease in non-cash stock-based compensation. There was a decrease of $0.8 million in consulting costs and a decrease in rent expense of $0.3 million primarily due to a one-time lease termination charge taken in the three months ended September 30, 2007. These decreases were partially offset by an increase in legal fees of $2.9 million primarily due to patent litigation.
     Amortization of intangible assets. Amortization of intangible assets was $0.2 million for the three months ended September 30, 2008 and 2007, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $3.9 million for the three months ended September 30, 2007. There was no litigation settlement charge in the three months ended September 30, 2008.
     Restructuring charges. During the third quarter of 2008, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. We implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Cost of revenue	$41	$38
Sales and marketing	161	327
Product and web site development	150	333
General and administrative	2,354	3,931

Total from continuing operations	2,706	4,629
Total from discontinued operations	79	166

Total stock-based compensation and charges	$2,785	$4,795

     Stock-based compensation and charges decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to an increase in assumed forfeiture rates and no significant additional stock option grants during the quarter.
     Interest Income, Net
     Interest income, net, decreased $1.3 million to $1.3 million for the three months ended September 30, 2008 compared to $2.6 million for the three months ended September 30, 2007, primarily due to decreases in interest yields on short-term and long-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, increased $0.3 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to other income from the sale of certain assets which was partially offset by a reduction in other income resulting from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 and $42,000 was recorded in the three months ended September 30, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life. An additional $69,000 tax provision was recorded in the three months ended September 30, 2008 for state income taxes and an additional $127,000 tax provision was recorded for the three months ended September 30, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	September 30, 2008				September 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$54,493	$6,747	$—	$61,240	$55,936	$7,444	$—	$63,380
Cost of revenue	9,698	1,856	250	11,804	8,897	1,570	586	11,053

Gross profit (loss)	44,795	4,891	(250)	49,436	47,039	5,874	(586)	52,327
Sales and marketing	19,581	3,045	1,376	24,002	18,116	3,303	1,793	23,212
Product and web site development	5,473	443	905	6,821	6,856	1,386	373	8,615
General and administrative	6,100	661	11,773	18,534	7,157	1,010	12,312	20,479
Amortization of intangible assets	—	—	188	188	—	—	194	194
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Restructuring charges	251	78	3,685	4,014	—	—	—	—

Total operating expenses	31,405	4,227	17,927	53,559	32,129	5,699	18,572	56,400

Operating income (loss) from continuing operations	$13,390	$664	$(18,177)	$(4,123)	$14,910	$175	$(19,158)	$(4,073)

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.comTM and SeniorHousingNet.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. During the second quarter of 2006, we launched Move.comTM as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com and RENTNET.com and we began promoting those under the Move brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
     Real Estate Services revenue decreased $1.4 million, or 3%, to $54.5 million for the three months ended September 30, 2008, compared to $55.9 million for the three months ended September 30, 2007. The decrease in revenue was primarily generated by a decrease in our HomeBuilder.com® business due to decreased Showcase Listings revenue and a decrease in our REALTOR.com® business due to decreased Featured Products revenue primarily due to reduced purchasing by one large broker customer. These decreases were partially offset by an increase in our Top Producer® product offerings. Real Estate Services revenue represented approximately 89% of total revenue for the three months ended September 30, 2008 compared to 88% of total revenue for the three months ended September 30, 2007.
     Real Estate Services expenses increased $0.1 million, or less than 1%, to $41.1 million for the three months ended September 30, 2008, compared to $41.0 million for the three months ended September 30, 2007. The increase was primarily due to a $0.8 million increase in cost of revenue resulting from a $0.5 million increase in product fulfillment costs and a $0.3 million increase in depreciation expense associated with new content management software. There was also an increase in sales and marketing costs of $1.5 million primarily due to increased personnel related costs. Additionally, there was a $0.3 million restructuring charge for the three months ended September 30, 2008. These increases were partially offset by a decrease of $1.1 million in general and administrative costs primarily due to decreases in personnel related costs and a $1.4 million decrease in product and web site development costs primarily due to a decrease in consulting costs.
     Real Estate Services generated operating income of $13.4 million for the three months ended September 30, 2008, compared to operating income of $14.9 million for the three months ended September 30, 2007, primarily due to the decreased revenue and increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
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
     Consumer Media revenue decreased $0.7 million, or 9%, to $6.7 million for the three months ended September 30, 2008, compared to $7.4 million for the three months ended September 30, 2007. The decrease was primarily generated by a decline in our online advertising revenue. Consumer Media revenue represented 11% of total revenue for the three months ended September 30, 2008 compared to 12% of total revenue for the three months ended September 30, 2007.
     Consumer Media expenses decreased $1.2 million, or 16%, to $6.1 million for the three months ended September 30, 2008, compared to $7.3 million for the three months ended September 30, 2007. The decrease was primarily due to a $0.9 million decrease in personnel and consulting costs in product and web site development and a $0.8 million decrease in distribution and online marketing costs, partially offset by an increase of $0.5 million in lead generation costs.
     Consumer Media generated operating income of $0.7 million for the three months ended September 30, 2008, compared to $0.2 million for the three months ended September 30, 2007 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses decreased $1.0 million, or 5%, to $18.2 million for the three months ended September 30, 2008, compared to $19.2 million for the three months ended September 30, 2007. The decrease was primarily due to a $3.9 million decrease in litigation settlement costs and a $1.7 million decrease in personnel related costs including a decrease of $1.1 million in non-cash stock-based compensation. There were also decreases in consulting costs of $1.1 million, marketing costs of $0.3 million, rent expense of $0.3 million and other cost decreases of $0.3 million. These decreases were partially offset by increases in legal fees of $2.9 million due to patent litigation and restructuring charges of $3.7 million.
     Nine Months Ended September 30, 2008 and 2007
     Revenue
     Revenue decreased approximately $1.7 million, or 1%, to $184.6 million for the nine months ended September 30, 2008 from $186.3 million for the nine months ended September 30, 2007. The decrease in revenue was due to decreases of $2.0 million in the Consumer Media segment partially offset by a $0.3 million increase in the Real Estate Services segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased approximately $2.8 million, or 9%, to $34.4 million for the nine months ended September 30, 2008 from $31.6 million for the nine months ended September 30, 2007. The increase was primarily due to increases in product fulfillment costs of $2.1 million, increased depreciation expense of $1.0 million associated with new content management software and other cost increases of $0.4 million partially offset by a decrease in hardware and software maintenance costs of $0.7 million.
     Gross margin percentage decreased to 81% for the nine months ended September 30, 2008 compared to 83% for the nine months ended September 30, 2007. The decrease is primarily due to decreased margins resulting from decreased revenue and increased costs noted above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses increased approximately $3.0 million, or 4%, to $71.3 million for the nine months ended September 30, 2008 from $68.3 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in personnel related expenses of $4.2 million partially offset by a decrease in distribution and online marketing costs of $0.6 million and by other cost decreases of $0.6 million.
     Product and web site development. Product and web site development expenses decreased approximately $6.1 million, or 23%, to $20.5 million for the nine months ended September 30, 2008 from $26.6 million for the nine months ended September 30, 2007 primarily due to a decrease of $4.5 million in consulting costs and a decrease of $1.8 million in personnel related costs. These decreases were partially offset by other cost increases of $0.2 million.
     General and administrative. General and administrative expenses increased approximately $6.9 million, or 13%, to $60.1 million for the nine months ended September 30, 2008 from $53.2 million for the nine months ended September 30, 2007. The increase was primarily due to a $5.4 million increase in legal fees primarily due to patent litigation, a $1.0 million increase in personnel related expenses and a $0.5 million increase in rent expense associated with our new facility in Northern California.

     Amortization of intangible assets. Amortization of intangible assets were approximately $0.6 million for each of the nine months ended September 30, 2008 and 2007, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $3.9 million for the nine months ended September 30, 2007. There was no litigation settlement charge in the nine months ended September 30, 2008.
     Restructuring charges. During the third quarter of 2008, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. We implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cost of revenue	$110	$87
Sales and marketing	370	1,110
Product and web site development	419	845
General and administrative	7,310	8,007

Total from continuing operations	8,209	10,049
Total from discontinued operations	144	343

Total stock-based compensation and charges	$8,353	$10,392

     Stock-based compensation and charges decreased by $2.0 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 primarily due to an increase in assumed forfeiture rates and no significant additional stock option grants during the nine months ended September 30, 2008.
     Interest Income, Net
     Interest income, net, decreased $2.6 million to $4.8 million for the nine months ended September 30, 2008, compared to $7.4 million for the nine months ended September 30, 2007, primarily due to decreases in interest yields on short-term and long-term investments and interest expense related to new short-term borrowings under the our line of credit.
     Other Income, Net
     Other income, net, remained relatively constant for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as increases in income from the sale of certain assets were partially offset by a decrease in income resulting from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $123,000 and $122,000 was recorded in the nine months ended September 30, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to the indefinite life. An additional $190,000 tax provision was recorded in the nine months ended September 30, 2008 for state income taxes and an additional $300,000 tax provision was recorded in the nine months ended September 30, 2007 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income for the period.

     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Nine Months Ended
	September 30, 2008				September 30, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$164,501	$20,118	$—	$184,619	$164,209	$22,147	$—	$186,356
Cost of revenue	28,662	4,958	833	34,453	25,636	4,221	1,785	31,642

Gross profit (loss)	135,839	15,160	(833)	150,166	138,573	17,926	(1,785)	154,714
Sales and marketing	56,992	9,829	4,447	71,268	53,343	10,622	4,324	68,289
Product and web site development	17,078	1,231	2,201	20,510	20,732	4,759	1,122	26,613
General and administrative	22,354	3,388	34,396	60,138	20,082	3,369	29,778	53,229
Amortization of intangible assets	—	—	582	582	—	—	564	564
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Restructuring charges	251	78	3,685	4,014	—	—	—	—

Total operating expenses	96,675	14,526	45,311	156,512	94,157	18,750	39,688	152,595

Operating income (loss) from continuing operations	$39,164	$634	$(46,144)	$(6,346)	$44,416	$(824)	$(41,473)	$2,119

     Real Estate Services
     Real Estate Services revenue increased $0.3 million, or less than 1%, to $164.5 million for the nine months ended September 30, 2008, compared to $164.2 million for the nine months ended September 30, 2007. The revenue increase was primarily generated by an increase in our Top Producer® product offerings. Additionally there was an increase in our REALTOR.com® business driven by increased Enhanced Listing Product, partially offset by decreased Featured Products revenue primarily due to reduced purchasing by one large broker customer as well as decreased Website and Virtual Tour revenue. These increases were partially offset by decreases from our New Homes and Rentals businesses. Real Estate Services revenue represented approximately 89% of total revenue for the nine months ended September 30, 2008 compared to 88% for the nine months ended September 30, 2007.
     Real Estate Services expenses increased $5.5 million, or 5%, to $125.3 million for the nine months ended September 30, 2008, compared to $119.8 million for the nine months ended September 30, 2007. Sales and marketing costs increased $3.6 million primarily due to a $3.1 million increase in personnel related costs, a $0.3 million increase in consulting costs and $0.2 million in other cost increases. Cost of revenue increased $3.0 million primarily due to increased personnel related costs of $1.3 million, increased product fulfillment costs of $0.9 million, and increased depreciation expense of $0.8 million associated with new content management software. There was a $2.3 million increase in general and administrative expenses due to a $1.7 million increase in personnel related costs primarily due to one-time severance and other related costs related to the shutdown of non-strategic business initiatives, a $0.3 million charge related to assets written off due to the shutdown of non-strategic business initiatives, and other cost increases of $0.3 million. Additionally, there was a $0.3 million restructuring charge for the nine months ended September 30, 2008. These increases were partially offset by a $3.7 million decrease in product and web site development costs primarily due to decreased consulting and personnel related costs.
     Real Estate Services generated operating income of $39.2 million for the nine months ended September 30, 2008, compared to operating income of $44.4 million for the nine months ended September 30, 2007, primarily due to the increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.
     Consumer Media
     Consumer Media revenue decreased $2.0 million, or 9%, to $20.1 million for the nine months ended September 30, 2008, compared to $22.1 million for the nine months ended September 30, 2007. The decrease was generated by a decline in our online advertising revenue. Consumer Media revenue represented approximately 11% of total revenue for the nine months ended September 30, 2008 compared to 12% for the nine months ended September 30, 2007.
     Consumer Media expenses decreased $3.5 million, or 15%, to $19.5 million for the nine months ended September 30, 2008, compared to $23.0 million for the nine months ended September 30, 2007. The decrease was primarily due to a $2.9 million decrease in personnel related costs and a $0.5 million decrease in consulting costs in product and web site development, a $0.8 million decrease in distribution and online marketing costs and other cost decreases of $0.5 million, partially offset by an increase of $1.2 million in lead generation costs.

     Consumer Media generated an operating income of $0.6 million for the nine months ended September 30, 2008, compared to an operating loss of $0.8 million for the nine months ended September 30, 2007 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses increased $4.6 million, or 11%, to $46.1 million for the nine months ended September 30, 2008, compared to $41.5 million for the nine months ended September 30, 2007. The increase was primarily due to a $5.4 million increase in legal fees due to patent litigation costs, a $3.7 million restructuring charge, a $0.7 million increase in personnel related costs, and a $0.6 million increase in rent expense associated with our new facility in Northern California and the relocation of our customer service center in Arizona. These increases were partially offset by decreases in litigation settlement costs of $3.9 million, $1.7 million in consulting costs and other cost decreases of $0.2 million.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $12.3 million for the nine months ended September 30, 2008 was attributable to the net loss from continuing operations of $0.7 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, loss on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $17.2 million offset by changes in operating assets and liabilities of $4.2 million.
     Net cash provided by continuing operating activities of $23.3 million for the nine months ended September 30, 2007 was attributable to the net income from continuing operations of $10.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $17.5 million offset by changes in operating assets and liabilities of $4.4 million.
     Net cash used in continuing investing activities of $5.0 million for the nine months ended September 30, 2008 was primarily attributable to capital expenditures of $5.7 million partially offset by net maturities of short-term investments of $0.5 million and proceeds from sales of property and equipment of $0.2 million.
     Net cash used in continuing investing activities of $17.3 million for the nine months ended September 30, 2007 was primarily attributable to net purchases of short-term investments of $22.0 million, capital expenditures of $15.9 million, and purchases of intangible assets of $0.6 million partially offset by proceeds from the surrender of a life insurance policy of $5.2 million, proceeds from the sale of marketable equity securities of $15.7 million and proceeds from sales of property and equipment of $0.3 million.
     Net cash provided by financing activities of $66.2 million for the nine months ended September 30, 2008 was attributable to proceeds from a drawdown on revolving line of credit of $64.7 million, the exercise of stock options of $2.9 million and reductions in restricted cash of $0.1 million offset by payments on capital lease obligations of $1.5 million.
     Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2007 was attributable to proceeds from the exercise of stock options of $2.8 million and reductions in restricted cash of $1.0 million offset by payments on capital lease obligations of $1.4 million.
     We have generated positive operating cash flows in each of the last two years. We have stated our intention to invest in our products, our infrastructure, and in branding Move.comTM although we have not determined the actual amount of those future expenditures. We have no material financial commitments other than those under capital and operating lease agreements and distribution and marketing agreements and our operating agreement with the NAR. We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.
     As of September 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, maturity or until they can be sold in a market that facilitates orderly transactions. As of September 30, 2008, we classified $121.0 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the nine months ended September 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.
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
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future quarters to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution. Outstanding balances are due on May 7, 2009. The line of credit is secured by our ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (4.1% as of September 30, 2008). The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value. On September 4, 2008, as a result of our concerns about the fluctuating credit markets, we drew down $64.7 million under the line of credit to increase our cash position and preserve our financial flexibility. As of September 30, 2008, there was $64.7 million in outstanding borrowings against this line of credit.
     In August 2008, we announced our plans to review our overall operating structure and have initiated a process to lower our total operating expenses. Our objective is to reduce annual operating expenses by more than $20.0 million by the end of 2008, the full effect of which may not be realized during 2008. These actions have resulted in a restructuring charge of $4.0 million being taken in the current period.

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
     As of September 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, maturity or until they can be sold in a market that facilitates orderly transactions. As of September 30, 2008, we have classified $121.0 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the nine months ended September 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.
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
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future quarters to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).

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
     We are currently involved in certain legal proceedings, as discussed in Note 22, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) and in Note 17, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 22 to the Consolidated Financial Statements in our Annual Report and in Note 17 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

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
Risks Related to our Business
Negative conditions in the global credit markets may continue to impair the liquidity of a portion of our investment portfolio.
     As of September 30, 2008, our long-term investments included $121.0 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, maturity or until they can be sold in a market that facilitates orderly transactions. As of September 30, 2008, we have classified $121.0 million of the ARS investment balance as Long-term Investments because of our inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the nine months ended September 30, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $8.4 million which we deemed as temporary and included in other comprehensive income.

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
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future quarters to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).
The mortgage, financial and credit markets have been and continue to experience unprecedented disruption, which have had, and are expected to continue to have, an adverse effect on our business, financial condition and results of operations.
     The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways.
     The U.S. residential real estate market is currently in a significant downturn due to downward pressure on housing prices, credit constraints inhibiting home buyers and an exceptionally large inventory of unsold homes. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions.
     Until market conditions improve, our customers’ ability to continue advertising on our sites could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     On September 4, 2008, we drew down $64.7 million under our revolving line of credit. The terms of the line of credit were previously disclosed in Part II, Item 5 of our Form 10-Q for the quarter ended March 31, 2008.

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

Date: November 6, 2008

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