Form 10-K
period 2008-12-31
MOVE INC
filed 2009-03-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008*	$132,297,836
Number of shares of common stock outstanding as of March 2, 2009	153,104,160

*	Based on the closing price of the common stock of $2.33 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2009 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

INDEX

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	85

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	85
Item 14.	Principal Accounting Fees and Services	86

PART IV
Item 15.	Exhibits and Financial Statement Schedules	86
SIGNATURES		91
EX-10.15
EX-10.18
EX-10.28
EX-10.29
EX-10.33
EX-10.34
EX-10.37
EX-10.49
EX-10.67
EX-10.68
EX-10.69
EX-10.70
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-99.01

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

OVERVIEW

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and provide an essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business. In 2008, we announced our decision to sell our Welcome Wagon® business, which provided local merchant and community information to new movers.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position over our competitors in terms of web traffic, attracting an average of 8.1 million consumers to our network per month in 2008 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

Our vision is to revolutionize the American dream of home ownership. A home is the single largest investment in most people’s lives, and we believe a tremendous opportunity exists to help transform the difficult process of finding a place to live into the emotional connection of home. Our mission is to be the most trusted source for real estate online.

The strategy for realizing our vision is built upon three pillars:

•	Build the leading real estate search experience: providing the greatest breadth and depth of property listings coupled with rich, timely neighborhood information in a superior, consumer-friendly search experience to enable us to be the most used real estate search engine and the most trusted consumer site.

•	Integrate proprietary home and listings-related content: integrating content such as neighborhood and community information to improve decision-making and the enjoyment of a home will enable us to convert real estate search users into recurring users and broaden our advertiser base.

•	Improve relevance and effectiveness of advertising: aggregating the largest audience of prospective and current homeowners and renters and understanding their behavior, demographics, needs and intent to allow us to deliver contextually relevant ads targeted to the right consumer at the right time.

We operate under two business segments: Real Estate Services and Consumer Media, which for the year ended December 31, 2008, represented approximately 90% and 10% of our revenue, respectively. For information regarding the results of operations of each of our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 and “Segment Information” contained in Note 14 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

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

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters are located in Westlake Village, California. Our phone number is (805) 557-2300. Our periodic and current reports are available, free of charge, on our web site, http://investor.move.com, as soon as possible after such material is electronically filed with, or furnished to, the SEC.

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

REALTOR.com®

The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. We display on REALTOR.com® listing content received from approximately 900 MLSs across the United States, resulting in a searchable database of approximately four million existing homes for sale. Half of our listings are updated every fifteen minutes providing the most comprehensive and timely content available on the Internet.

In addition to property listings and neighborhood profiles, we offer consumers information and tools designed to assist them in understanding the value of their home, preparing the home for sale, listing and advertising the home, home affordability, the offer process, applying for a loan and understanding the mortgage options available, closing the purchase and planning the move.

REALTOR.com® is the official web site of NAR, the largest trade association in the United States that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.2 million members as of December 31, 2008. Under our agreement with NAR, we operate REALTOR.com®, and, as such, we present basic MLS property listings to consumers on the web site at no charge to real estate professionals.

We offer the following services to enable real estate professionals to manage their online content and branding presence and better connect with home buyers and sellers:

Showcase Listing Enhancements.  When an agent or broker purchases the enhanced listing product they are then able to promote their listings by adding more photos, virtual tours, video and printable brochures to the basic listing. They can also personalize the listing by adding additional features such as custom copy, text effects, their own personal branding information, links to their personal web site and more. Enhanced listings are priced based on the size of a geographic market and the number of annual listings an agent may have, and are sold on an annual subscription basis. We sell enhanced listings directly to individual real estate agents as well as to real estate brokers who purchase enhanced listings on behalf of their agents. Our listing enhancement product represented approximately 39%, 35%, and 30% of our overall revenue from continuing operations for fiscal years 2008, 2007 and 2006, respectively;

Display ad products.  We provide numerous opportunities for real estate professionals to promote individual properties, themselves or their company brand. These products are priced based on geographic market and are sold as three, six or twelve month subscriptions:

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

Our Featured Homes product represented approximately 11%, 13%, and 13% of our overall revenue from continuing operations for fiscal years 2008, 2007 and 2006, respectively; and

Web sites.  We design, host, and maintain personal and corporate web sites for real estate professionals. We offer a series of template web sites designed specifically for agents and brokers, which are sold on an annual subscription basis. The Enterprise, our media design and production business unit, designs and builds customized web sites for brokerage customers seeking web sites with specialized features and expanded functionality. Such websites can display listings for a broker’s local market using Internet Data Exchange (“IDX”) protocols and technology. We support IDX data feeds in approximately 311 markets.

Top Producer®

Our primary Top Producer product, “7itm”, is the leading customer relationship management (“CRM”) software designed specifically for real estate agents. Top Producer’s 7i web-based application features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. Products are co-branded for some of the country’s largest franchise brands, such as RE/MAX, Keller Williams, Coldwell Banker, Century 21, ERA, GMAC and Real Estate One. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties. During 2008, we introduced “8i”, an upgraded version of our product that provides greater ease of use, performance and better custom branding. All current users have the ability to upgrade to this expanded offering at no additional charge.

The Top Producer CRM software is offered exclusively as a web-based application that is purchased through an initial annual subscription. We currently have over 55,000 subscribers using the web-based CRM software. Our 7i and 8i products represented approximately 11%, 12% and 12% of our overall revenue from continuing operations for fiscal year 2008, 2007 and 2006, respectively.

We also offer Market Snapshottm and Market Buildertm, products that allow real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot and Market Builder are currently purchased through an annual subscription and are available on a standalone basis, or bundled with 7i or 8i and other Top Producer products.

Move® New Homes

The Move New Homes channel of Move.com is the official new homes listing site of the National Association of Home Builders. We aggregate and display new home listings nationwide. We display these listings at no charge to consumers. The primary services we offer home builders to enhance and promote their listings are the following:

Showcase Listings.  Showcase Listings allow home builders to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, elevations and plans, offering interactive floor plans, along with additional features. Showcase Listings are sold on a monthly subscription basis; and

Featured Listings.  Featured Listings allow home builders to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis.

Move® Rentals

We aggregate and display rental listings nationwide. We display these listings at no charge to consumers. We offer the following services to enable rental property owners and managers to enhance and promote their listings:

Showcase Listings.  Showcase Listings allow rental property owners and managers to promote their listings by giving them priority placement, adding enhanced property descriptions, highlighting unique property amenities, displaying multiple photos, offering interactive floor plans along with additional features. Showcase Listings are sold on a monthly subscription basis; and

Featured Listings.  Featured Listings allow rental property owners and managers to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis.

CONSUMER MEDIA

Our Consumer Media segment now consists solely of our Media business which provides advertising products and lead generation tools including display, text-link and rich media advertising positions, directory products, price quote tools and content sponsorships on our Move.com and other related web sites, as well as lead generation products for professional moving, truck rental, and self-storage businesses on our Moving.com web site. In the second quarter of 2008, we announced our intention to sell the Welcome Wagon® business, formerly in this segment, and, as such, the results have been classified as discontinued operations for all periods presented.

Media

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

Our primary competitors for online real estate advertising dollars include Yahoo! Real Estate, Tree.com (formerly Lending Tree and RealEstate.com), Market Leader, Inc. (formerly HouseValues.com), HomeGain (a division of Classified Ventures, LLC), Trulia, Zillow and Google. In addition, our Move® Rentals web site faces competition from ApartmentGuide.com, Rent.com, ForRent.com and Apartments.com, and our Move® New Homes web site competes directly with NewHomeGuide.com and NewHomeSource.com. Our Move.com web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActive Corp), and Living Choices (a division of Network Communications, Inc.).

The barriers to entry for web-based services and businesses are low. While we believe we would have an advantage on listing content for some time over other online businesses, we may not be able to maintain that advantage, and existing or future competitors could create other products and services that could be more attractive to consumers than our products and services.

Newspapers and home/apartment guide publications are the two primary offline competitors of our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. In addition, newspapers and the publishers of home/apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications, Inc., have extended their media offerings to include an Internet presence. We believe that the effectiveness of print publications continues to decline and we will continue to work to demonstrate the value of our online offerings to shift more real estate advertising dollars online.

Our Top Producer® business faces competition from First American’s subsidiary, MarketLinx, Inc., and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, Salesforce.com and FrontRange Solution, Inc.’s GoldMine product. Some providers of real estate web site solutions, such as ALa Mode, Inc., also offer contact management features which compete with products from Top Producer. Certain Internet media companies such as HomeGain and Market Leader are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer.

Consumer Media

Our Moving.com business competes with other web sites that offer comparable products, such as 123movers.com and VanLines.com.

SEASONALITY

Our traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. Historically, this has caused revenue from our Media business to decline in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels.

This seasonal decline in traffic can also negatively impact the revenue from our “Featured” products in both New Homes and Rentals as that revenue is generated on a cost-per-click basis.

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

Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. Through 2008, our systems have been able to respond to increased content and more frequent updates to the content on the sites as well as higher consumer demand. We host all of our web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See

“Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

INTELLECTUAL PROPERTY

We regard substantial elements of our web sites and underlying technology as proprietary. We attempt to protect our intellectual property by relying on a combination of trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure, and other methods.

Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including, but not limited to, the following:

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

EMPLOYEES

As of December 31, 2008, we had 1,181 active full-time equivalent employees, of which, 166 were employed by our Welcome Wagon® business which we are currently marketing for sale and which is classified as a discontinued operation. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel. See “Risk Factors — Risks Related to Our Business.”

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

Except for modest net income of $1.0 million in 2007, $22.1 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993 including net losses of $27.6 million and $7.9 million for the years ended December 31, 2008 and 2004, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to return to profitability.

The emergence of competitors for our services may adversely impact our business.

Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which our Real Estate Services division operates is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market, including Yahoo! Real Estate, Tree.com (formerly Lending Tree and RealEstate.com), Market Leader, Inc. (formerly HouseValues.com), HomeGain (a division of Classified Ventures, LLC), ApartmentGuide.com, Rent.com, ForRent.com, Apartments.com, NewHomeGuide.com, NewHomeSource.com and more recently Trulia, Google, and Zillow as well as general interest consumer web sites that offer home, moving and finance content, including ServiceMagic, Inc. (a division of InterActive Corp), and Living Choices (a division of Network Communications, Inc.).

The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than us. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable. Developments in the real estate search services market may also encourage additional competitors to enter that market. See “We may not be able to continue to obtain more listings from MLSs and real estate brokers than other web site operators” below.

We cannot predict how, if at all, our competitors may respond to our initiatives. We also cannot provide assurance that our offerings will be able to compete successfully against these competitors or new competitors that enter our markets.

We may not be able to continue to obtain more listings from MLSs and real estate brokers than other web site operators.

We believe that the success of REALTOR.com® depends, in part, on displaying a larger and more current database of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.

Individual real estate brokers, using IDX technology from their local MLS, can display on their web sites listings from all participating brokers in the market covered by the MLS. In the past, the NAR had guidelines in place for MLSs that allowed a broker to prevent MLSs from providing such broker’s listing data to other brokers’ web sites. In a civil antitrust lawsuit brought against NAR in 2005, the United States Department of Justice (“DOJ”) challenged this policy by alleging that it is in violation of federal antitrust laws. In 2008, the NAR and the DOJ reached an agreement regarding NAR’s multiple listing policy as it pertains to the display of listings from the MLSs on brokers’ virtual office web sites (“VOWs”). As a result, NAR has required all MLSs to adopt new VOW policies by February 15, 2009. Under the new policies, MLS participants will no longer be allowed to opt-out of having their listings shown on the VOWs of other participants, thus a real estate broker operating a VOW would be permitted to display listings from all MLS participants on its web site. These VOW policies do not apply to REALTOR.com®. The NAR’s new VOW policies could make it easier for other web sites operators to aggregate listing data for display over the Internet in a manner comparable to REALTOR.com®. This could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site.

Our quarterly financial results are subject to significant fluctuations.

Our quarterly results of operations have varied in the past and may vary significantly in the future. We have made significant investments in our businesses and incurred restructuring charges as we have made adjustments to our business model. As we change business models, we could experience a decline in quarterly revenue. If revenue from these initiatives falls below our expectations, we may not be able to reduce our spending or change our pricing models rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

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

As of December 31, 2008, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature, or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. Subject to an arbitration proceeding described in Note 23 “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K, we currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. We have classified the ARS investment balance as Long-term Investments because of the inability to determine when these investments will become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future periods to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).

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

As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during and after our ownership of ConsumerInfo. Under the stock purchase agreement pursuant to which we sold ConsumerInfo to Experian (the “Stock Purchase Agreement”), we could have elected to defend against the claims, but because the alleged conduct occurred both before and after our sale to Experian, we elected to rely on Experian to defend them, which they did. Substantially all of those claims have now been resolved.

Under the terms of the Stock Purchase Agreement, our maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow, which amount was approximately $8.5 million on December 31, 2008. During 2008, Experian demanded $29.25 million in indemnity payments. We denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. The parties have agreed to settle the dispute, the economic terms of which are that Experian will receive $7.4 million from the escrow and we will receive the balance of the escrow. Further, the parties agreed to execute a mutual release of all claims which, among other things, will have the legal effect of terminating our indemnification obligations and make Experian solely responsible for any unresolved third party claims for which indemnity could have been sought by Experian against us under the Stock Purchase Agreement. The parties are currently in the process of documenting this settlement agreement.

We are and may continue to be involved in litigation and other disputes.

Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 23,

“Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements in Item 8 in this Form 10-K.

Litigation may also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have in the past and are currently involved in intellectual property-related litigation, and we may be involved in these and other disputes in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. Any such lawsuit, including those we are currently defending, may result in significant monetary damages against us that could have an adverse effect on our results of operations and our financial position. Moreover, even those intellectual property disputes that are ultimately resolved in our favor, are time-consuming and expensive to resolve and divert management’s time and attention. In addition to subjecting us to monetary damages, any intellectual property dispute could force us to do one or more of the following:

•	stop selling, incorporating or using services that use the challenged intellectual property;

•	pay significant sums to obtain a license to the relevant intellectual property that we are alleged to infringe; and

•	redesign those services that use technology that is the subject of an infringement claim.

If we are forced to take any of the foregoing actions, such actions could have an adverse effect on our results of operations and our financial position. Pursuant to our operating agreement with NAR, we may also be required to indemnify NAR and other third parties for liabilities arising from the infringement or alleged infringement of third parties’ intellectual property rights, and these indemnification obligations could have an adverse effect on our results of operations and our financial position.

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

In November 2005, we sold to Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) an aggregate of 100,000 shares of our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. We cannot offer any assurances that we would be able to obtain that consent. If we were unable to obtain Elevation’s consent, we may not be able to raise additional capital in the amounts needed to fund our business or on terms that are desirable.

Our relationship with the NAR is an important part of our business plan and our business could be harmed if we were to lose the benefits of this agreement.

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

NAR also has significant influence over our corporate governance, including the right to have one representative as a member of our board of directors (out of a current total of 10) and two representatives as members of our RealSelect’s subsidiary’s board of directors (out of a current total of 8). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or board of directors, without the consent of at least one of NAR’s representatives on its board of directors.

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

Our future success depends largely on our ability to attract, retain and motivate qualified personnel.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel, senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them. However, many other key employees do not have employment agreements. Competition for qualified personnel in our industry and geographical locations is intense. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. We can give no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel may have an adverse effect on our business, operating results or financial condition.

Our net operating loss carry forwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2008, we had gross net operating losses carry forwards (“NOLs”) for federal and state income tax purposes of approximately $934.6 million and $351.3 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2018. Approximately $20.1 million of the state NOLs expired in 2008 and the state NOLs will continue to expire from 2009 to 2027. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws.

Utilization of the NOLs may also be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future federal taxable income. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its NOLs and certain built-in losses recognized in years after the ownership change. These rules impact any ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 of the Code as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations under Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to recognize the benefit of using them. Our inability to utilize our NOLs could have a negative impact on our results of operations.

Delaware law, our certificate of incorporation and bylaws, and other agreements contain provisions that could discourage a takeover.

Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners and our stockholders agreement with Elevation could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including removing any director or the entire Board of Directors without cause. Certain terms of the Series B Preferred Stock could also discourage a third party from acquiring us. Upon a change in control, we would be required to make an offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash consideration generally equal to 101% of the liquidation preference ($100 million plus all accrued and unpaid dividends) plus, under certain circumstances, 101% of a portion of the dividends which would have accrued had the Series B Preferred Stock remained outstanding. In addition, NAR could terminate the REALTOR.com® operating agreement if we are acquired and they do not consent to the acquisition.

Real Estate Industry Risks

Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal and is affected by general economic conditions.

The real estate industry traditionally has been cyclical. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our products and services. In addition, reduced traffic on our web sites could cause our subscription and advertising revenue to decline, which would adversely affect our business.

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

We could also experience seasonality in our business as we offer new products and new pricing models. The real estate industry, in most areas of the United States, generally experiences a decrease in activity during the winter months and traffic on our web sites generally declines during the fourth quarter, which can negatively affect revenue from our products that are directly tied to such traffic.

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

Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a risk of loss.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties:

We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office(C)(R)(M)	Westlake Village, CA	137,762	2010
Technology facility(C)(R)(M)	Phoenix, AZ	8,114	2017
Operations and customer service center(R)(M)	Scottsdale, AZ	46,182	2013
Product development and marketing(C)(R)(M)	Campbell, CA	29,767	2013
Welcome Wagon(R)(D)	Plainview, NY	48,148	2015
Top Producer®(R)	Richmond, Canada	47,114	2011
Enterprise(R)	Milwaukee, WI	16,817	2010
Sales offices(M)	Manhattan, NY	6,000	2012

(C — Corporate) (R — Real Estate Services) (M — Consumer Media) (D — Discontinued Operations)

We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings.

From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 22, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” and “Settlement and Resolution of Other Litigation,” and Note 23, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MOVE.” The following table shows the high and low sale prices of the common stock as reported for the periods indicated.

	High	Low

2007
First Quarter	$6.69	$5.22
Second Quarter	5.59	3.80
Third Quarter	4.55	2.36
Fourth Quarter	3.08	2.20
2008
First Quarter	3.22	1.62
Second Quarter	3.47	2.23
Third Quarter	3.16	2.00
Fourth Quarter	2.33	0.64
2009
First Quarter (up until March 2, 2009)	1.94	1.32

As of March 2, 2009, there were approximately 3,088 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. We are obligated to pay dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock is outstanding, the dividend will be paid “in-kind” in shares of Series B Preferred Stock. See Note 16, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of the Form 10-K for information regarding restrictions on our ability to pay dividends.

Stock Repurchases

There were no purchases of shares under our stock repurchase program for the year ended December 31, 2008 and the program expired on September 17, 2008.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2008 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
		Weighted Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by security holders	27,092	$3.31	13,451
Equity compensation plans not approved by security holders	8,205	$2.73	7,697

Total	35,297	$3.17	21,148

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

The Move, Inc. 1999 Stock Incentive Plan, a security-holder approved plan, contains a provision for an automatic increase in the number of shares available for issuance each January 1 (until January 1, 2009) by an amount equal to 4.5% of the total number of outstanding shares as of the preceding December 31; provided that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. On January 1, 2009, 6,888,682 additional shares became available under the plan.

Non-Shareholder Approved Plans

Options are granted from the Move, Inc. 2002 Stock Incentive Plan, a plan established in January 2002 to attract and retain qualified personnel. No more than 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a 10-year life.

Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) was intended to attract, retain and motivate employees, (ii) was administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provided that options granted thereunder would be exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We granted 1,726,000 options under these plans in 2007, but we did not grant any option under these plans in 2008 or 2006. Options outstanding as of December 31, 2008 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 1,777,691 and the weighted average exercise price of those option shares is $4.81.

For additional information regarding our equity compensation plans, see Note 15, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the Consolidated Financial Statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon, Homeplans, Wyldfyre and CFT divisions as discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue(1)	$242,069	$248,919	$238,752	$202,653	$168,263
Cost of revenue(1)	46,041	42,908	41,154	33,284	31,211

Gross profit	196,028	206,011	197,598	169,369	137,052
Operating expenses:
Sales and marketing(1)	93,531	89,954	86,765	70,151	68,840
Product and web site development(1)	26,342	34,656	31,969	21,257	15,111
General and administrative(1)	75,945	71,434	68,865	71,861	58,071
Amortization of intangible assets	756	761	699	1,296	5,601
Restructuring charges(1)	4,412	—	(278)	(1,331)	1,316
Impairment of long-lived assets(1)	1,670	4,824	—	—	—
Litigation settlement	—	3,900	—	1,750	2,168

Total operating expenses	202,656	205,529	188,020	164,984	151,107

Operating income (loss) from continuing operations	(6,628)	482	9,578	4,385	(14,055)
Interest income, net	5,687	9,852	7,250	2,351	673
Other income, net	1,091	1,493	17,274	530	935

Income (loss) from continuing operations before income taxes	150	11,827	34,102	7,266	(12,447)
Provision for income taxes	(549)	(501)	(134)	—	—

Income (loss) from continuing operations	(399)	11,326	33,968	7,266	(12,447)
Gain on disposition of discontinued operations	—	—	—	855	7,294
Loss from discontinued operations(1)	(27,165)	(10,345)	(11,863)	(7,576)	(2,733)

Net income (loss)	(27,564)	981	22,105	545	(7,886)
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)	(408)	—

Net income (loss) applicable to common stockholders	$(32,672)	$(3,996)	$17,246	$137	$(7,886)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.04)	$0.04	$0.19	$0.05	$(0.09)
Discontinued operations	(0.18)	(0.07)	(0.08)	(0.05)	0.03

Basic income (loss) per share applicable to common stockholders	$(0.22)	$(0.03)	$0.11	$0.00	$(0.06)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.04)	$0.04	$0.18	$0.04	$(0.09)
Discontinued operations	(0.18)	(0.07)	(0.07)	(0.04)	0.03

Diluted income (loss) per share applicable to common stockholders	$(0.22)	$(0.03)	$0.11	$0.00	$(0.06)

Shares used in calculation of income (loss) per share
Basic	151,952	154,524	151,170	147,175	136,518

Diluted	151,952	154,524	163,394	182,548	136,518

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenue	$144	$130	$140	$—	$—
Sales and marketing	758	1,309	1,765	291	301
Product and web site development	566	1,181	1,339	—	—
General and administrative	9,231	11,083	11,262	824	518
Impairment of long-lived assets	—	570	—	—	—

Total from continuing operations	10,699	14,273	14,506	1,115	819
Total from discontinued operations	135	514	1,169	—	—

Total stock-based compensation and charges	$10,834	$14,787	$15,675	$1,115	$819

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and short-term investments	$108,935	$175,613	$157,848	$152,322	$59,859
Total assets	292,007	282,528	285,949	249,026	150,504
Obligation under capital lease	339	2,167	4,071	1,005	2,765
Series B convertible preferred stock	106,297	101,189	96,212	91,349	—
Total stockholders’ equity	$67,839	$104,477	$101,452	$61,924	$57,393

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Our Business

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position over our competitors in terms of web traffic, attracting an average of 8.1 million consumers to our network per month in 2008 according to comScore Media Metrix, a substantial lead over the next leading real estate site. The total minutes on our sites exceeded the total of the next six competitors combined. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

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

Beginning in the second half of 2006, the market dynamics seemed to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline substantially by mid-2007. In the second half of 2007, the availability of mortgage financing became very sparse. The lack of liquidity coupled with increased supply of homes and declining prices had a significant impact on real estate professionals, our primary customers.

Throughout 2008, market conditions continued to decline and in late September, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts have ground to a halt. Consumer confidence has declined and while mortgage rates have appeared to decline slightly, the credit standards are perceived to be the tightest they have been in the last 15 years. The combination of these factors has had a negative impact on the demand for homes.

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers online appears steady, some of the medium and smaller brokers and agents have reduced expenses to remain in business and this may cause our growth rate to decline further and possibly experience a decline in revenue as we move into 2009.

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

In 2006, we changed the business model for our New Homes and Rentals businesses. Prior to that time, we charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.com web site on May 1, 2006, we replaced our new home site, HomeBuilder.com, and our apartment rental site, RENTNET, with Move.com. In conjunction with this change, we began to crawl the web to display any new home and apartment listing for no charge. We continued to obtain revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.com web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. While the consumer was provided with significantly more content, the number of leads to our paying customers declined.

In today’s market, our real estate professional customers are facing a decline in their business and have to balance their marketing needs with their ability to pay. As a result, they are demanding products that perform and provide measurable results for their marketing spend. We are evaluating customer feedback and balancing that with the need for an improved consumer experience and have modified our products and our pricing to be responsive to both.

Consumer Media segment:  The decline in consumer confidence and the resulting decline in consumer spending has caused many of our traditional consumer advertisers to reduce their spending. These economic conditions have caused the decline in our revenue in this segment to continue. It could take considerable time before this segment yields meaningful growth, if at all. Significant growth will require that we introduce new targeted products that are responsive to advertisers’ demands and are presented to consumers much more timely.

This market decline has also impacted our Welcome Wagon® business, causing us to decide in the second quarter of 2008 to market this business for sale. The results of operations of Welcome Wagon have been classified as discontinued operations for all periods presented.

Acquisitions and Dispositions

In the second quarter of 2008, we decided to divest our Welcome Wagon® business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale and expect to complete a transaction in 2009.

In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. In the second quarter of 2008, we closed the sale of the business for a sales price of approximately $1 million in cash. The transaction did not result in any significant gain or loss on disposition.

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

Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® and Homeplans divisions as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Revenue	$31,452	$44,250	$51,632
Total operating expenses	(41,027)	(51,521)	(63,495)
Restructuring charges	(1,584)	—	—
Impairment of long-lived assets	(16,006)	(3,074)	—

Loss from discontinued operations	$(27,165)	$(10,345)	$(11,863)

The carrying amounts of the major classes of assets and liabilities of the discontinued operations are as follows (in thousands):

December 31,
2007

Total current assets	$6,524
Property and equipment, net	2,736
Goodwill and other assets	15,157

Total assets of discontinued operations	$24,417

Total current liabilities of discontinued operations	5,429

Total liabilities of discontinued operations	$5,429

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; valuation of investments; valuation of goodwill, identified intangibles and other long-lived assets; stock-based compensation; and legal contingencies.

Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue Recognition

We derive our revenue primarily from two sources (i) advertising revenue for running online advertising on our web sites and (ii) software revenue, which includes software licenses.

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

Advertising Revenue — We primarily sell online advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions and (iii) variable, performance based agreements. The impressions based agreements range from spot purchases to 12 month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue.

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

Valuation of Long-term Investments

On January 1, 2008, we adopted the provision of SFAS No. 157, “Fair Value Measurement,” which defines fair value as the price that would be received to sell an asset in an orderly transaction between market participants at the reporting date. Our Long-term Investments consist of ARS investments which are not currently trading and therefore do not have a readily determinable market value. We used a discounted cash flow model to estimate the fair value of these ARS investments as of December 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. If any of the assumptions used in the discounted cash flow model change significantly, the fair value of our ARS investments may differ materially in the future from that recorded in the current period. We believe the fair value accounting associated with our investments is a critical accounting policy because it requires the use of complex judgment in its application.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires that compensation expense be measured and recognized at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculated the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of options granted was derived from an analysis of optionees’ historical post-vest exercise behavior.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

We have a limited operating history and our business model has been modified over the past three years. In addition, we appointed a new Chief Executive Officer in January 2009. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	execute our business model, including changes to that model;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

We were able to generate moderate growth in 2006 and 2007, but our revenue declined slightly in 2008. Although our revenue grew significantly in our early history, you should not consider our historical growth indicative of future revenue levels or operating results. We have achieved net income in a few recent quarters in 2006 and 2007, but we did not achieve net income in any quarter of 2008 and we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors” of this Form 10-K. Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the classification of our Homeplans and Welcome Wagon® divisions as discontinued operations.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Consolidated Statement of Operations Data:
Revenue	$242,069	$248,919	$238,752
Cost of revenue(1)	46,041	42,908	41,154

Gross profit	196,028	206,011	197,598
Operating expenses:
Sales and marketing(1)	93,531	89,954	86,765
Product and web site development(1)	26,342	34,656	31,969
General and administrative(1)	75,945	71,434	68,865
Amortization of intangible assets	756	761	699
Restructuring charges	4,412	—	(278)
Impairment of long-lived assets(1)	1,670	4,824	—
Litigation settlement	—	3,900	—

Total operating expenses	202,656	205,529	188,020

Operating income (loss) from continuing operations	(6,628)	482	9,578
Interest income, net	5,687	9,852	7,250
Other income, net	1,091	1,493	17,274

Income from continuing operations before income taxes	150	11,827	34,102
Provision for income taxes	(549)	(501)	(134)

Income (loss) from continuing operations	(399)	11,326	33,968
Loss from discontinued operations(1)	(27,165)	(10,345)	(11,863)

Net income (loss)	(27,564)	981	22,105
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(32,672)	$(3,996)	$17,246

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of revenue	$144	$130	$140
Sales and marketing	758	1,309	1,765
Product and web site development	566	1,181	1,339
General and administrative	9,231	11,083	11,262
Impairment of long-lived assets	—	570	—

Total for continuing operations	10,699	14,273	14,506
Total for discontinued operations	135	514	1,169

Total stock-based compensation and charges	$10,834	$14,787	$15,675

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	19	17	17

Gross profit	81	83	83
Operating expenses:
Sales and marketing	39	36	37
Product and web site development	11	14	13
General and administrative	31	29	29
Amortization of intangible assets	—	—	—
Restructuring charges	2	—	—
Impairment of long-lived assets	1	2	—
Litigation settlement	—	2	—

Total operating expenses	84	83	79

Operating income (loss) from continuing operations	(3)	—	4
Interest income, net	2	4	3
Other income, net	1	—	7

Income from continuing operations before income taxes	—	4	14
Provision for income taxes	—	—	—

Income (loss) from continuing operations	—	4	14
Loss from discontinued operations	(11)	(4)	(5)

Net income (loss)	(11)	—	9
Convertible preferred stock dividend and related accretion	(2)	(2)	(2)

Net income (loss) applicable to common stockholders	(13)%	(2)%	7%

For the Years Ended December 31, 2008 and 2007

Revenue

Revenue decreased $6.8 million, or 3%, to $242.1 million for the year ended December 31, 2008, compared to $248.9 million for the year ended December 31, 2007. The decrease in revenue was due to decreases of $3.3 million in the Real Estate Services segment and $3.5 million in the Consumer Media segment. These changes by segment are explained in the segment information below.

Cost of Revenue

Cost of revenue increased $3.1 million, or 7%, to $46.0 million for the year ended December 31, 2008, compared to $42.9 million for the year ended December 31, 2007. The increase was primarily due to higher product fulfillment costs of $3.3 million and increased depreciation expense of $1.1 million, partially offset by a decrease of $1.1 million in software maintenance costs and other cost decreases of $0.2 million.

Gross margin percentage decreased to 81% for the year ended December 31, 2008, compared to 83% for the year ended December 31, 2007.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $3.6 million, or 4%, to $93.5 million for the year ended December 31, 2008, compared to $89.9 million for the year ended December 31, 2007. The increase was primarily due to increases in sales compensation costs of $5.7 million partially offset by decreases in online distribution costs of $1.7 million and other cost decreases of $0.4 million.

Product and Web Site Development.  Product and web site development expenses decreased $8.3 million, or 24%, to $26.3 million for the year ended December 31, 2008, compared to $34.6 million for the year ended December 31, 2007. The overall decrease was primarily due to a decrease in consulting costs of $5.7 million, a decrease in personnel related costs of $2.3 million and other cost decreases of $0.3 million.

General and Administrative.  General and administrative expenses increased $4.5 million, or 6%, to $75.9 million for the year ended December 31, 2008, compared to $71.4 million for the year ended December 31, 2007. The increase was primarily due to an increase in outside legal fees of $6.7 million related to patent and other litigation partially offset by decreases in personnel related costs of $2.2 million, $1.8 million of which represented non-cash stock-based compensation.

Amortization of Intangible Assets.  Amortization of intangible assets was $0.8 million for the years ended December 31, 2008 and 2007.

Restructuring Charges.  During the third and fourth quarters of 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility and severance and other personnel related costs of $1.4 million associated with a reduction in workforce. There were no restructuring charges for the year ended December 31, 2007.

Impairment of long-lived assets.  There was a $1.7 million impairment charge from continuing operations for the year ended December 31, 2008 primarily due to an impairment charge of $1.8 million associated with previously capitalized costs for software development. In addition, the Company was able to negotiate a favorable release from certain maintenance obligations related to long-lived assets impaired in 2007 resulting in a reduction to its impairment charges of approximately $0.1 million. There was a $4.8 million impairment charge from continuing operations for the year ended December 31, 2007 primarily due to a $4.2 million charge associated with certain software costs. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of $0.6 million for the year ended December 31, 2007 for this impairment.

Litigation Settlement.  There were no litigation settlement charges for the year ended December 31, 2008. The Company recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to the audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2008	2007

Cost of revenue	$144	$130
Sales and marketing	758	1,309
Product and web site development	566	1,181
General and administrative	9,231	11,083
Impairment of long-lived assets	—	570

Total from continuing operations	$10,699	$14,273

Stock-based compensation and charges decreased for the year ended December 31, 2008 primarily due to the vesting of significantly fewer stock options in the current year compared to prior year and an increase in the assumed forfeiture rates due to increased employee turnover trends. Additionally, for the year ended December 31, 2007, there were one time charges for stock options and restricted stock issued to a new executive officer in 2007 that were immediately vested and impairment of long-lived assets associated with warrants. As of December 31, 2008, there was $24.1 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.3 years.

Interest Income, Net

Interest income, net, decreased $4.2 million to $5.7 million for the year ended December 31, 2008, compared to $9.9 million for the year ended December 31, 2007, primarily due to decreases in interest yields on short-term and long-term investments and interest expense related to new short-term borrowings in 2008 under our line of credit.

Other Income, Net

Other income, net, decreased $0.4 million to $1.1 million for the year ended December 31, 2008, compared to $1.5 million for the year ended December 31, 2007, primarily due to a decrease in other income recognized from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.

Income Taxes

As a result of historical net operating losses, the Company would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision in the amount of $0.1 million and $0.2 million was recorded during the years ended December 31, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. A current tax provision of $0.1 million and $0.2 million was also recorded during the years ended December 31, 2008 and 2007, respectively, due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. An additional current tax provision of $0.2 million was recorded for the years ended December 31, 2008 and 2007 due to the release of acquired net operating loss carryforwards which were recorded against Goodwill. An additional $0.2 million tax provision was recorded in the year ended December 31, 2008 for state and local income taxes.

At December 31, 2008, the Company had gross net operating loss carryfowards (“NOLs”) for federal and state income tax purposes of approximately $934.6 million and $351.3 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $20.1 million of the state NOLs expired in 2008 and the state NOLs will continue to expire from 2009 until 2027. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

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

The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, facilities, corporate brand marketing, certain corporate technology costs including internal business systems, and human resources; amortization of intangible assets; litigation settlement charges; impairment charges; stock-based charges; and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$217,233	$24,836	$—	$242,069	$220,546	$28,373	$—	$248,919
Cost of revenue	38,394	6,554	1,093	46,041	34,677	5,875	2,356	42,908

Gross profit (loss)	178,839	18,282	(1,093)	196,028	185,869	22,498	(2,356)	206,011
Sales and marketing	75,956	12,026	5,549	93,531	71,114	13,578	5,262	89,954
Product and web site development	21,763	1,750	2,829	26,342	27,030	5,994	1,632	34,656
General and administrative	27,851	4,015	44,079	75,945	27,782	4,358	39,294	71,434
Amortization of intangible assets	—	—	756	756	—	—	761	761
Restructuring charges	301	188	3,923	4,412	—	—	—	—
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Impairment of long-lived assets	—	—	1,670	1,670	—	—	4,824	4,824

Total operating expenses	125,871	17,979	58,806	202,656	125,926	23,930	55,673	205,529

Operating income (loss) from continuing operations	$52,968	$303	$(59,899)	$(6,628)	$59,943	$(1,432)	$(58,029)	$482

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, Move.com and SeniorHousingNet.com web sites, in addition to the customer relationship management applications for REALTORS® offered through the TOP PRODUCER®

business. The Company’s revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer management software and web site sales which are sold to those businesses interested in reaching the Company’s targeted audience or those professionals interested in being more effective in managing their contact with consumers.

Real Estate Services revenue decreased $3.3 million, or 2%, to $217.2 million for the year ended December 31, 2008, compared to $220.5 million for the year ended December 31, 2007. The revenue decrease was primarily generated by a significant decrease in our HomeBuilder.com® business resulting from the downturn in the housing market. There were modest declines in the REALTOR.com® business primarily due to decreased Featured Homestm revenue as a direct result of reduced purchasing by one large broker customer, partially offset by increased enhanced listing revenues and Featured CMAtm revenues. There were also modest declines in the Rentals business due to decreased featured listings revenues. These decreases were partially offset by an increase in revenue from our Top Producer® product offerings. Real Estate Services revenue represented approximately 90% of total revenue for the year ended December 31, 2008, compared to 89% of total revenue for the year ended December 31, 2007.

Real Estate Services expenses increased $3.7 million, or 2%, to $164.3 million for the year ended December 31, 2008, compared to $160.6 million for the year ended December 31, 2007. There was a $4.8 million increase in sales and marketing costs primarily due to a $4.1 million increase in sales compensation costs and $0.7 million in other cost increases and a $3.7 million increase in cost of sales due to a $1.8 million increase in product fulfillment costs associated with improvements to the Featured Communitytm products, a $1.0 million increase in depreciation expense associated with the new Top Producer 8i content management software, and a $0.9 million increase in personnel related costs. There was also a $0.3 million restructuring charge and other cost increases of $0.2 million. These increases were partially offset by a $5.3 million decrease in product and web site development costs primarily due to reduced personnel related and consulting costs.

Real Estate Services generated operating income of $53.0 million for the year ended December 31, 2008, compared to $59.9 million for the year ended December 31, 2007 primarily due to the decreased revenues and increased costs discussed above. We will continue to seek increased revenue through new product offerings and new market opportunities.

Consumer Media

Consumer Media consists of on-line advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships which we sell to those businesses interested in reaching our targeted audience. As described in the “Acquisitions and Dispositions” section above, we sold our Homeplans business and have decided to divest our Welcome Wagon® business and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

Consumer Media revenue decreased $3.5 million, or 12%, to $24.8 million for the year ended December 31, 2008, compared to $28.3 million for the year ended December 31, 2007. The decrease was primarily generated by a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Consumer Media’s revenue represented approximately 10% of total revenue for the year ended December 31, 2008, compared to 11% of total revenue for the year ended December 31, 2007.

Consumer Media expenses decreased $5.3 million, or 18%, to $24.5 million for the year ended December 31, 2008, compared to $29.8 million for the year ended December 31, 2007. The decrease was primarily due to a $4.2 million decrease in product and web site development costs due to lower personnel related and consulting costs and a $1.6 million decrease in sales and marketing costs due to lower online distribution costs, partially offset by other costs increases of $0.5 million.

Consumer Media generated operating income of $0.3 million for the year ended December 31, 2008, compared to an operating loss of $1.4 million for the year ended December 31, 2007 primarily due to factors outlined above. We continue to seek increased revenue through new product offerings and new market opportunities.

Unallocated

Unallocated expenses increased $1.9 million, or 3%, to $59.9 million for the year ended December 31, 2008, compared to $58.0 million for the year ended December 31, 2007. The increase was primarily due to a $6.7 million increase in outside legal costs associated with patent and other litigation, a $3.9 million restructuring charge, a $2.6 million increase in facilities costs related to new facilities in Northern California and Arizona and a $1.2 million increase in product and web site development costs for unallocated projects. These increases were partially offset by a $3.9 million decrease in litigation settlement charges, a $3.2 million decrease in impairment charges, a $2.5 million decrease in general and administrative primarily due to reduced personnel related costs, a $2.0 million decrease in consulting costs, a $0.8 million decrease in software maintenance costs and other cost decreases of $0.1 million.

For the Years Ended December 31, 2007 and 2006

Revenue

Revenue increased $10.2 million, or 4%, to $248.9 million for the year ended December 31, 2007, compared to $238.7 million for the year ended December 31, 2006. The increase in revenue was due to an increase of $12.2 million in the Real Estate Services segment partially offset by a decrease of $2.0 million in the Consumer Media segment. These changes by segment are explained in the segment information below.

Cost of revenue increased $1.8 million, or 4%, to $42.9 million for the year ended December 31, 2007, compared to $41.1 million for the year ended December 31, 2006. The increase was primarily due to a $1.8 million increase in hosting and web content costs, a $1.2 million increase in depreciation expense due to the acquisition of new technology equipment for the data center and other cost increases of $1.3 million, partially offset by a $1.5 million decrease in facilities costs due to the relocation of the data center and a $1.0 million decrease in product fulfillment costs.

Gross margin percentage remained relatively stable at 83% for the years ended December 31, 2007 and December 31, 2006, respectively.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $3.2 million, or 4%, to $90.0 million for the year ended December 31, 2007, compared to $86.8 million for the year ended December 31, 2006. The increase was primarily due to a $2.3 million increase in personnel related costs, a $0.9 million increase in consulting costs, a $0.6 million increase in online distribution costs and other cost increases of $0.1 million, partially offset by decreases in other marketing costs of $0.7 million.

Product and Web Site Development.  Product and web site development expenses increased $2.7 million, or 8%, to $34.7 million for the year ended December 31, 2007, compared to $32.0 million for the year ended December 31, 2006. The overall increase was primarily due to a $2.5 million increase in consulting costs to improve the product offerings in the REALTOR.com® and Top Producer® businesses and other cost increases of $0.2 million.

General and Administrative.  General and administrative expenses increased $2.6 million, or 4%, to $71.4 million for the year ended December 31, 2007, compared to $68.8 million for the year ended December 31, 2006. The increase was primarily due to an increase of $4.8 million in personnel related costs, $1.2 million of which represented one-time severance costs for a key executive, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006, a $0.8 million charge taken for lease termination costs, and other cost increases of $0.9 million. These increases were partially offset by a $4.6 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006, and a $0.5 million decrease in non-cash stock-based compensation due to the reversal of $4.0 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.

Amortization of Intangible Assets.  Amortization of intangible assets was $0.8 million for the year ended December 31, 2007 and $0.7 million for the year ended December 31, 2006.

Restructuring Charges.  There were no restructuring charges for the year ended December 31, 2007. The Company recorded a $0.3 million reduction to our restructuring charges for the year ended December 31, 2006 as a result of the early buy-out of the remaining lease obligation in Canada.

Impairment of long-lived assets.  There was a $4.8 million impairment charge from continuing operations for the year ended December 31, 2007 primarily due to a $4.2 million charge associated with certain software costs. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of $0.6 million for the year ended December 31, 2007 for this impairment. There were no impairment of long-lived assets for the year ended December 31, 2006.

Litigation Settlement.  The Company recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. There were no litigation settlement charges for the year ended December 31, 2006. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2007	2006

Cost of revenue	$130	$140
Sales and marketing	1,309	1,765
Product and web site development	1,181	1,339
General and administrative	11,083	11,262
Impairment of long-lived assets	570	—

Total from continuing operations	$14,273	$14,506

Stock-based compensation and charges decreased for the year ended December 31, 2007 primarily due to the reversal of previously recognized expense for restricted stock units, partially offset by one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.

Interest Income, Net

Interest income, net, increased $2.6 million to $9.9 million for the year ended December 31, 2007, compared to $7.3 million for the year ended December 31, 2006, primarily due to increases in short-term investment balances and higher interest rates on those balances.

Other Income, Net

Other income, net, decreased $15.8 million to $1.5 million for the year ended December 31, 2007, compared to $17.3 million for the year ended December 31, 2006, primarily due to a realized gain on sale of investments of $15.7 million for the year ended December 31, 2006 resulting from the sale of certain marketable securities that had previously been permanently impaired and written off during the year ended December 31, 2001.

Income Taxes

As a result of historical net operating losses, the Company would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision in the amount of $0.2 million and

$0.1 million was recorded during the years ended December 31, 2007 and 2006, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. A current tax provision of $0.2 million was recorded during the year ended December 31, 2007 due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. An additional current tax provision of $0.2 million was recorded for the year ended December 31, 2007 due to the release of acquired net operating loss carryforwards which was recorded against Goodwill.

Segment Information

Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$220,546	$28,373	$—	$248,919	$208,339	$30,413	$—	$238,752
Cost of revenue	34,677	5,875	2,356	42,908	33,323	4,675	3,156	41,154

Gross profit (loss)	185,869	22,498	(2,356)	206,011	175,016	25,738	(3,156)	197,598
Sales and marketing	71,114	13,578	5,262	89,954	69,915	12,963	3,887	86,765
Product and web site development	27,030	5,994	1,632	34,656	25,083	2,657	4,229	31,969
General and administrative	27,782	4,358	39,294	71,434	30,113	3,478	35,274	68,865
Amortization of intangible assets	—	—	761	761	—	—	699	699
Restructuring charges	—	—	—	—	—	—	(278)	(278)
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Impairment of long-lived assets	—	—	4,824	4,824	—	—	—	—

Total operating expenses	125,926	23,930	55,673	205,529	125,111	19,098	43,811	188,020

Operating income (loss) from continuing operations	$59,943	$(1,432)	$(58,029)	$482	$49,905	$6,640	$(46,967)	$9,578

Real Estate Services

Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com®, New Homes and Rentals on Move.com and SeniorHousingNet.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our TOP PRODUCER® business. During the second quarter of 2006, we launched Move.com as a real estate listing and move-related search site. Shortly after its launch, Move.com replaced HomeBuilder.com® and RENTNET.com and we began promoting those under the Move® brand. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer management software and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.

Real Estate Services revenue increased $12.2 million, or 6%, to $220.5 million for the year ended December 31, 2007, compared to $208.3 million for the year ended December 31, 2006. The revenue increase was primarily generated by an increase in our REALTOR.com® business driven by increased Company Showcase Listing Enhancement revenue and increased Featured Homestm revenue, partially offset by a decrease in Virtual Tour revenue. Additionally, there was an increase in our Top Producer® business primarily due to continued growth in our 7itm subscriber base and increased revenue from the Top Websitetm and Top Marketertm products which were launched during the year ended December 31, 2006. These increases were partially offset by a decrease in revenue from our Rentals business. Real Estate Services revenue represented approximately 89% of total revenue for the year ended December 31, 2007, compared to 87% of total revenue for the year ended December 31, 2006.

Real Estate Services expenses increased $2.2 million, or 1%, to $160.6 million for the year ended December 31, 2007, compared to $158.4 million for the year ended December 31, 2006. The increase was primarily due to a $1.9 million increase in product and development costs related to increased consulting and personnel costs, a $1.4 million increase in cost of sales related to increased hosting and web content costs and a $1.2 million increase in sales and marketing costs due to increased sales compensation from the increased revenues, partially offset by a $2.3 million decrease in general and administrative costs primarily due to decreased personnel related costs, including a $0.3 million decrease in non-cash stock-based compensation primarily due to a $1.3 million reversal of previously recognized expense associated with restricted stock units partially offset by additional stock option grants.

Real Estate Services generated operating income of $59.9 million for the year ended December 31, 2007, compared to $49.9 million for the year ended December 31, 2006 primarily due to the increased revenues discussed above.

Consumer Media

Consumer Media consists of on-line advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships which we sell to those businesses interested in reaching our targeted audience. As described in the “Acquisitions and Dispositions” section above, we sold our Homeplans business and have decided to divest our Welcome Wagon® business and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

Consumer Media revenue decreased $2.0 million, or 7%, to $28.4 million for the year ended December 31, 2007, compared to $30.4 million for the year ended December 31, 2006. The decrease was primarily generated by a decline in our online advertising revenue, partially offset by an increase in revenues from the Moving.com business resulting from a full year of revenue as the business was purchased on February 21, 2006. Consumer Media’s revenue represented approximately 11% of total revenue for the year ended December 31, 2007, compared to 13% of total revenue for the year ended December 31, 2006.

Consumer Media expenses increased $6.0 million, or 25%, to $29.8 million for the year ended December 31, 2007, compared to $23.8 million for the year ended December 31, 2006. The increase was due to a $3.3 million increase in product and web site development costs primarily due to increased personnel related and consulting costs, a $1.2 million increase in cost of goods sold primarily due to increased hosting and imaging costs, a $0.9 million increase in general and administrative costs due primarily to a $1.5 million increase in personnel related costs and other cost increases of $0.3 million, partially offset by a $0.9 million decrease in bad debt expense, and a $0.6 million increase in sales and marketing primarily due to increased online distribution costs.

Consumer Media generated an operating loss of $1.4 million for the year ended December 31, 2007, compared to operating income of $6.6 million for the year ended December 31, 2006 primarily due to factors outlined above.

Unallocated

Unallocated expenses increased $11.1 million, or 24%, to $58.0 million for the year ended December 31, 2007, compared to $46.9 million for the year ended December 31, 2006. The increase was primarily due to one-time costs associated with a $4.8 million impairment charge and a $3.9 million litigation settlement. The remaining increase was associated with an increase of $5.6 million in personnel related costs, $1.5 million of which represented one-time severance costs for key executives, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006, a $0.8 million charge taken for lease termination costs, a $0.5 million increase in depreciation expense related to equipment for the Company’s new data center, and other cost increases of $1.0 million. These increases were partially offset by a $6.2 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006 and a $0.5 million decrease in non-cash stock-based compensation due to the reversal of $2.5 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.

Liquidity and Capital Resources

Net cash provided by continuing operating activities of $8.9 million for the year ended December 31, 2008 was attributable to net loss from continuing operations of $0.4 million plus non-cash expenses including depreciation, amortization of intangible assets, changes in market value of embedded derivative liability, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets and other non-cash items, aggregating to $24.8 million, offset by changes in operating assets and liabilities of approximately $15.5 million.

Net cash provided by continuing operating activities of $28.4 million for the year ended December 31, 2007 was attributable to net income from continuing operations of $11.3 million plus non-cash expenses including depreciation, amortization of intangible assets, changes in market value of embedded derivative liability, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets and other non-cash items, aggregating to $29.3 million, offset by changes in operating assets and liabilities of approximately $12.2 million.

Net cash used in investing activities of continuing operations of $5.2 million for the year ended December 31, 2008 was primarily attributable to purchases of short-term investments of $96.9 million, proceeds from sales of property and equipment of $0.2 million, partially offset by maturities of short-term investments of $96.4 million and capital expenditures of $5.9 million. The actual cash provided by investing activities was $5.7 million, as the $96.9 million and $96.4 million of investment activity reflect the gross sales and purchases of investments which is a classification requirement.

Net cash provided by investing activities of continuing operations of $15.2 million for the year ended December 31, 2007 was primarily attributable to maturities of short-term investments of $86.6 million, proceeds from the sale of marketable equity securities of $15.7 million, proceeds from the surrender of a life insurance policy of $5.2 million, and proceeds from the sales of property and equipment of $0.3 million, partially offset by purchases of short-term investments of $73.5 million, capital expenditures of $18.5 million and the purchase of intangible assets of $0.6 million. The actual cash provided by investing activities was $2.1 million, as the $86.6 million and $73.5 million of investment activity reflect the gross sales and purchases of investments which is a classification requirement.

Net cash provided by financing activities of $66.1 million for the year ended December 31, 2008 was primarily attributable to proceeds from a drawdown on a revolving line of credit of $64.7 million, the exercise of stock options of $3.1 million and a reduction in restricted cash balances of $0.1 million, partially offset by payments on capital lease obligations of $1.8 million.

Net cash used in financing activities of $7.9 million for the year ended December 31, 2007 was primarily attributable to $10.0 million in repurchases of company stock and $1.9 million in capital lease payments, partially offset by $3.1 million due to the exercise of stock options and warrants and a reduction in restricted cash balances of $0.9 million.

We have generated positive operating cash flows in each of the last three years. We have no material financial commitments other than those under capital and operating lease agreements and our operating agreement with NAR.

Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due by Period
		Due in	Due in	Due in
	Total	One Year	One to	Three to	Over
	Payments Due	or Less	Three Years	Five Years	Five Years

Capital lease obligations	$345	$345	$—	$—	$—
Operating lease obligations	24,390	8,509	9,094	5,062	1,725
Other purchase obligations	8,281	1,656	3,312	3,313	—

Total	$33,016	$10,510	$12,406	$8,375	$1,725

Other purchase obligations represent payments required under our operating agreement with NAR. Obligations for the years ending 2009 and beyond are calculated based on amounts paid in prior years adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year. Obligations disclosed above only include estimated payments over the next five years as this agreement has an indefinite term.

In addition, we have commitments of approximately $0.4 million to purchase property, plant and equipment, software licenses and consulting services as of December 31, 2008.

As of December 31, 2008, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. Subject to an arbitration proceeding as discussed in Note 23 “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K, we currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of December 31, 2008, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future periods to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).

On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution. Outstanding balances are due on May 7, 2009. The line of credit is secured by our ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (2.24% as of December 31, 2008). The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drop below 70% of par value. On September 4, 2008, as a result of our concerns about the fluctuating credit markets, we drew down $64.7 million under the line of credit to increase our cash position and preserve our financial flexibility. As of December 31, 2008, there was $64.7 million in outstanding borrowings against this line of credit.

In August 2008, we announced our plans to review our overall operating structure and a process to lower our total operating expenses. Our objective was to reduce annual operating expenses by $20.0 million by the end of 2008, the full effect of which was not expected to be realized until 2009. However, we were successful in completing this process by December 2008. These actions have resulted in a restructuring charge of $4.4 million being taken in the current period.

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

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We have not yet determined the effect that the adoption of FSP 142-3 will have on our consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We have not yet determined the effect that the adoption of EITF 07-5 will have on our consolidated financial statements, particularly with respect to our Convertible Preferred Stock. See Note 16 “Series B Convertible Preferred Stock” to our Consolidated Financial Statements in Item 8 of this Form 10-K for a description of our Convertible Preferred Stock.

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

As of December 31, 2008, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. Subject to an arbitration proceeding as discussed in Note 23 “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K, we currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of December 31, 2008, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required in future periods to record additional unrealized losses in other comprehensive income (loss) or depending on the circumstances existing at the time, such losses may be considered other than temporary and recorded as a component of net income (loss).

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 4, 2009

MOVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$108,935	$45,713
Short-term investments	—	129,900
Accounts receivable, net of allowance for doubtful accounts of $3,716 and $3,687 at December 31, 2008 and 2007, respectively	12,833	15,645
Assets of discontinued operations	—	24,417
Other current assets	11,399	10,111

Total current assets	133,167	225,786
Property and equipment, net	21,934	29,930
Long-term investments	111,800	—
Goodwill, net	16,969	17,181
Intangible assets, net	3,933	5,011
Restricted cash	3,209	3,369
Other assets	995	1,251

Total assets	$292,007	$282,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,051	$4,337
Accrued expenses	22,747	28,446
Obligation under capital leases	339	1,894
Deferred revenue	23,991	34,975
Line of credit	64,700	—
Liabilities of discontinued operations	—	5,429

Total current liabilities	115,828	75,081
Obligation under capital leases	—	273
Other non-current liabilities	2,043	1,508

Total liabilities	117,871	76,862
Commitments and contingencies (Note 23)
Series B convertible preferred stock	106,297	101,189
Stockholders’ Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 153,082 and 151,355 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	153	151
Additional paid-in capital	2,089,964	2,076,074
Accumulated other comprehensive income	(17,183)	675
Accumulated deficit	(2,005,095)	(1,972,423)

Total stockholders’ equity	67,839	104,477

Total liabilities and stockholders’ equity	$292,007	$282,528

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$242,069	$248,919	$238,752
Cost of revenue	46,041	42,908	41,154

Gross profit	196,028	206,011	197,598
Operating expenses:
Sales and marketing	93,531	89,954	86,765
Product and web site development	26,342	34,656	31,969
General and administrative	75,945	71,434	68,865
Amortization of intangible assets	756	761	699
Restructuring charges	4,412	—	(278)
Impairment of long-lived assets	1,670	4,824	—
Litigation settlement	—	3,900	—

Total operating expenses	202,656	205,529	188,020

Operating income (loss) from continuing operations	(6,628)	482	9,578
Interest income, net	5,687	9,852	7,250
Other income, net	1,091	1,493	17,274

Income from continuing operations before income taxes	150	11,827	34,102
Provision for income taxes	(549)	(501)	(134)

Income (loss) from continuing operations	(399)	11,326	33,968
Loss from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss)	(27,564)	981	22,105
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(32,672)	$(3,996)	$17,246

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.04)	$0.04	$0.19
Discontinued operations	(0.18)	(0.07)	(0.08)

Basic income (loss) per share applicable to common stockholders	$(0.22)	$(0.03)	$0.11

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.04)	$0.04	$0.18
Discontinued operations	(0.18)	(0.07)	(0.07)

Diluted income (loss) per share applicable to common stockholders	$(0.22)	$(0.03)	$0.11

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	151,952	154,524	151,170

Diluted	151,952	154,524	163,394

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A							Accumulated
	Convertible				Additional		Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Charges	Income (Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2005	—	$—	149,201	$149	$2,047,456	$—	$(351)	$343	$(1,985,673)	$61,924

Comprehensive income (loss):

Net income	—	—	—	—	—	—	—	—	22,105	22,105

Unrealized gain on marketable securities	—	—	—	—	—	—	—	14,820	—	14,820

Realized gain on marketable securities	—	—	—	—	—	—	—	(14,809)	—	(14,809)

Foreign currency translation	—	—	—	—	—	—	—	(28)	—	(28)

Comprehensive income	—	—	—	—	—	—	—	(17)	22,105	22,088

Issuance of common stock under exercise of stock options	—	—	4,852	5	6,884	—	—	—	—	6,889

Issuance of restricted stock	—	—	110	—	—	—	—	—	—	—

Receipt of shares from escrow	—	—	—	—	—	(291)	—	—	—	(291)

Retirement of treasury shares	—	—	(47)	—	(291)	291	—	—	—	—

Stock-based compensation and charges	—	—	—	—	15,701	—	—	—	—	15,701

Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,859)	(4,859)

Reclassification of deferred compensation	—	—	—	—	(351)	—	351	—	—	—

Balance at December 31, 2006	—	$—	154,116	$154	$2,069,399	$—	$—	$326	$(1,968,427)	$101,452

Comprehensive income (loss):

Net income	—	—	—	—	—	—	—	—	981	981

Unrealized gain on marketable securities	—	—	—	—	—	—	—	14	—	14

Foreign currency translation	—	—	—	—	—	—	—	335	—	335

Comprehensive income	—	—	—	—	—	—	—	349	981	1,330

Issuance of common stock under exercise of stock options	—	—	1,128	1	3,063	—	—	—	—	3,064

Issuance of restricted stock	—	—	357	—	500	—	—	—	—	500

Restricted stock surrendered for employee tax liability	—	—	(83)	—	(358)	—	—	—	—	(358)

Repurchase and retirement of common stock	—	—	(4,163)	(4)	(9,996)	—	—	—	—	(10,000)

Stock-based compensation and charges	—	—	—	—	13,466	—	—	—	—	13,466

Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,977)	(4,977)

Balance at December 31, 2007	—	$—	151,355	$151	$2,076,074	$—	$—	$675	$(1,972,423)	$104,477

Comprehensive income (loss):

Net loss	—	—	—	—	—	—	—	—	(27,564)	(27,564)

Unrealized loss on auction rate securities	—	—	—	—	—	—	—	(17,600)	—	(17,600)

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(18)	—	(18)

Realized gain on marketable securities	—	—	—	—	—	—	—	15	—	15

Foreign currency translation	—	—	—	—	—	—	—	(255)	—	(255)

Comprehensive loss	—	—	—	—	—	—	—	(17,858)	(27,564)	(45,422)

Issuance of common stock under exercise of stock options	—	—	1,576	2	3,056	—	—	—	—	3,058

Issuance of restricted stock	—	—	291	—	—	—	—	—	—	—

Forfeitures of restricted stock	—	—	(140)	—	—	—	—	—	—	—

Stock-based compensation and charges	—	—	—	—	10,834	—	—	—	—	10,834

Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(5,108)	(5,108)

Balance at December 31, 2008	—	$—	153,082	$153	$2,089,964	$—	$—	$(17,183)	$(2,005,095)	$67,839

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(399)	$11,326	$33,968
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	11,246	9,978	9,280
Amortization of intangible assets	756	761	699
Provision for doubtful accounts	823	1,271	1,721
Stock-based compensation and charges	10,699	13,703	14,506
Impairment of long-lived assets	1,670	4,824	—
Gain on sales of property and equipment	(687)	(337)	—
Change in market value of embedded derivative liability	(411)	(1,052)	(1,074)
Other non-cash items	651	128	(307)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	1,965	(1,618)	(3,256)
Other assets	(557)	(3,574)	(14,456)
Accounts payable and accrued expenses	(6,067)	2,986	(15,177)
Deferred revenue	(10,834)	(9,973)	5,328

Net cash provided by continuing operating activities	8,855	28,423	31,232
Net cash used in discontinued operations	(7,334)	(4,660)	(7,819)

Net cash provided by operating activities	1,521	23,763	23,413

Cash flows from investing activities:
Purchases of property and equipment	(5,935)	(18,509)	(11,972)
Acquisitions, net	—	—	(9,572)
Purchases of short-term investments	(96,418)	(73,475)	(30,250)
Maturities of short-term investments	96,918	86,550	26,325
Purchases of intangible assets	—	(619)	(300)
Proceeds from the sale of marketable equity securities	27	15,743	—
Proceeds from the surrender of life insurance policies	—	5,200	—
Proceeds from sales of property and equipment	206	338	—

Net cash (used in) provided by investing activities of continuing operations	(5,202)	15,228	(25,769)
Net cash provided by (used in) investing activities of discontinued operations	813	(221)	(945)

Net cash (used in) provided by investing activities	(4,389)	15,007	(26,714)

Cash flows from financing activities:
Proceeds from exercise of stock options and share issuances under employee stock purchase plans	3,058	3,064	6,890
Proceeds from line of credit	64,700	—	—
Repurchases of company’s common stock	—	(10,000)	—
Payments on capital lease obligations	(1,828)	(1,904)	(2,735)
Restricted cash	160	910	747

Net cash provided by (used in) financing activities	66,090	(7,930)	4,902

Change in cash and cash equivalents	63,222	30,840	1,601

Cash and cash equivalents, beginning of period	45,713	14,873	13,272

Cash and cash equivalents, end of period	$108,935	$45,713	$14,873

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.

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

Cash and Cash Equivalents, Short-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company also invested in certain auction rate securities that were classified as short-term investments and presented in current assets in the accompanying balance sheets as of December 31, 2007 as they had completed a successful auction process subsequent to December 31, 2007. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. As a result, these affected securities are currently not liquid and are classified as Long-term Investments as of December 31, 2008. The Company invests its excess cash in liquid money market and treasury bill investments. See Note 5 for further discussion.

The Company’s marketable securities and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income, net as incurred. For the year ended December 31, 2006, the Company recognized $15.7 million in realized gains on the sale of marketable securities which are included within other income, net, $14.8 million of which was reclassified from accumulated other comprehensive income into earnings for the period. For the years ended December 31, 2008 and 2007 realized gains and losses were immaterial.

Restricted Cash — The restricted cash balance is related to letters of credit associated with contractual provisions of two of the Company’s facilities lease commitments.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term and long-term investments, marketable equity securities and accounts receivable. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

Fair Value — On January 1, 2008, the Company adopted the methods of fair value as described in Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. The Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are not remeasured on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to apply the fair value option provided under this statement, therefore, the adoption of SFAS 159 has not had an impact on the Company’s Consolidated Financial Statements.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and line of credit are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

The Company’s long-term investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of these instruments as of December 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the investments (See Note 6).

Prepaid Commissions — The Company prepays commissions to certain of its salespersons on the contract sale date and expenses the commission consistent with the revenue recognition term.

Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment, three to five years for furniture, fixtures and office equipment, and five to seven years for machinery and equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress is primarily related to software licenses and capitalized costs and leasehold improvements not yet deployed. Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

Product and Web Site Development Costs — The Company capitalizes the cost of software developed for internal use as well as the cost to develop its monthly subscription software products in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the FASB’s Emerging Issue Task Force (“EITF”) Issue 00-02, “Accounting for Website Development Costs.” Costs related to design or maintenance is expensed as incurred. The Company had $11.9 million and $11.7 million of capitalized software costs and $6.2 million and $4.0 million of accumulated amortization included in computer software and equipment and construction in progress which is included in Property and Equipment, net, at December 31, 2008 and 2007, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangibles, Goodwill and other Long-Lived Assets — The Company has both indefinite and definite lived intangibles. Definite lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3.0 to 15.5 years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

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

During the years ended December 31, 2008 and December 31, 2007, the Company recorded impairment charges of $1.7 million and $4.8 million, respectively, from continuing operations and $16.0 million and $3.1 million, respectively, from discontinued operations (See Note 8). There were no impairment charges during the year ended December 31, 2006.

The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)

National Association of Realtors (“NAR”) operating agreement	15.5
Purchased technology	7.0
Trade names, trademarks, brand name and domain names	5.2
Other	5.8

Revenue Recognition — The Company derives its revenue primarily from two sources (i) advertising revenue for running online advertising on the Company’s web sites and (ii) software revenue, which includes software licenses. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition”, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Revenue — The Company primarily sells online advertising. Online advertising revenue includes three revenue streams: (i) impression based, (ii) fixed fee subscriptions, and (iii) variable, performance based agreements. The impression based agreements range from spot purchases to twelve month contracts. The impression based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The fixed fee subscription revenue is recognized ratably over the period in which the services are provided. The Company measures performance related to advertising obligations on a monthly basis prior to the recording of revenue.

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

Taxes Collected from Customers — The Company reports taxes collected from customers on a net presentation basis in accordance with EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

Advertising Expense — Advertising costs from continuing operations, which consist primarily of online advertising, portal fees, keyword buys, e-mail campaigns, and other trade advertising, are expensed as incurred and totaled $30.1 million, $31.8 million and $31.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation and Charges — On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Stock-based compensation expense from continuing operations recognized in accordance with SFAS 123R was $10.1 million, $16.3 million, and $10.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee stock options.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share — Net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short-term and long-term investments and marketable equity securities.

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

Recent Accounting Developments — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under Generally Accepted Accounting Principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has not yet determined the effect that the adoption of FSP 142-3 will have on its consolidated financial statements.

In June 2008, the EITF reached a consensus on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent fair value changes recorded in the income statement. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company has not yet determined the effect that the adoption of EITF 07-5 will have on its consolidated financial statements, particularly with respect to its Convertible Preferred Stock (See Note 16).

3.	Acquisitions and Disposals

In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment. The Company is actively marketing the business for sale and expects to complete a transaction in 2009.

In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a sales price of approximately $1.0 million in cash which is included in net cash provided by discontinued investing activities in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2008. The transaction did not result in any significant gain or loss on disposition.

On February 21, 2006, the Company acquired certain assets and assumed certain liabilities of Moving.com, Inc. from TMP Directional Marketing, LLC for approximately $9.6 million in cash. Moving.com connects consumers with moving companies, van lines, truck rental providers and self storage facilities. The acquisition has been accounted for as a purchase. The acquisition cost has been allocated to the assets acquired based on their respective fair values. The excess of purchase consideration over net tangible assets acquired of $8.9 million has been allocated to goodwill and other identifiable intangible assets. The identifiable intangible assets include $2.0 million associated with indefinite lived trade name and trademarks with the remaining being amortized over estimated lives ranging from two to seven years. At December 31, 2008 and 2007, the Company had goodwill of $4.4 million and net intangible assets of $2.9 million and $3.4 million, respectively, associated with the Moving.com acquisition.

Pursuant to SFAS No. 144, the consolidated financial statements of the Company for all periods presented reflect the classification of its Homeplans and Welcome Wagon divisions as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Revenue	$31,452	$44,250	$51,632
Total operating expenses	(41,027)	(51,521)	(63,495)
Restructuring charges	(1,584)	—	—
Impairment of long-lived assets	(16,006)	(3,074)	—

Loss from discontinued operations	$(27,165)	$(10,345)	$(11,863)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the major classes of assets and liabilities of the discontinued operations are as follows (in thousands):

December 31,
2007

Total current assets	$6,524
Property and equipment, net	2,736
Goodwill and other assets	15,157

Total assets of discontinued operations	$24,417

Total current liabilities	5,429

Total liabilities of discontinued operations	$5,429

4.	Restructuring Charges

In the third and fourth quarters of 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in these charges were lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.4 million associated with the reduction in workforce of approximately 74 employees whose positions with the Company were eliminated. These workforce reductions affected 27 employees in cost of revenue positions, 31 employees in sales and marketing, 5 employees in product and web site development and 11 employees in general and administrative positions. The Company incurred a restructuring charge from discontinued operations of $1.6 million associated with severance and other payroll-related expenses for 199 employees who were terminated.

A summary of activity for the year ended December 31, 2008 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Restructuring charges incurred from continuing operations at December 31, 2008	$1,373	$3,039	$4,412
Restructuring charges incurred from discontinued operations at December 31, 2008	1,584	—	1,584
Cash paid	(1,553)	(895)	(2,448)

Restructuring accrual at December 31, 2008	$1,404	$2,144	$3,548

As of December 31, 2008, there was $3.1 million of accrued restructuring costs included in current accrued expenses and $0.4 million included in other non-current liabilities.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-term and Long-term Investments

The following table summarizes the Company’s short-term and long-term investments (in thousands):

	December 31, 2008			December 31, 2007
		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value

Short-term investments:
Corporate auction rate securities	$—	$—	$—	$129,900	$—	$129,900

Total short-term investments	$—	$—	$—	$129,900	$—	$129,900

Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800	$—	$—	$—

Total long-term investments	$129,400	$(17,600)	$111,800	$—	$—	$—

The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. Subject to an arbitration proceeding as discussed in Note 23 “Commitments and Contingencies — Legal Proceedings,” the Company currently has the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of December 31, 2008, the Company has classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company has also modified its current investment strategy and increased its investments in more liquid money market and treasury-bill investments. Citigroup Global Markets Inc./Solomon Smith Barney (“Citigroup”) was the Company’s investment advisor in connection with the investment in the ARS.

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

The Company’s ARS investments were measured at fair value as of December 31, 2008, and an unrealized loss of $17.6 million for the year ended December 31, 2008 was included in Other Comprehensive Income. See Note 6 for additional information concerning fair value measurement of the Company’s ARS investments.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fair Value Measurements

Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurement
	Total	Level 1	Level 2	Level 3

Description:
Assets:
Cash and cash equivalents(1)	$108,935	$108,935	$—	$—
Long-term investments(2)	111,800	—	—	111,800

Total assets at fair value	$220,735	$108,935	$—	$111,800

Liabilities:
Embedded derivative liability(3)	$600	$—	$—	$600

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $17.6 million which was deemed temporary and is included within comprehensive other income (loss) for the year ended December 31, 2008.

(3)	The embedded derivative liability, which is included within other non-current liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.

The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-Term	Derivative
	Investments	Liability

Balance at January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3(1)	129,400	—
Total gains/losses realized/unrealized included in earnings	—	(411)
Total losses included in other comprehensive income	(17,600)	—
Purchases, sales, issuances and settlements, net	—	—

Balance at December 31, 2008	$111,800	$600

(1)	Based on the deteriorated market conditions of the Company’s ARS investments that were previously classified as available-for-sale, in the first quarter of 2008, the Company changed the fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Revolving Line of Credit

On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution. Outstanding balances are due on May 7, 2009. The line of credit is secured by the Company’s ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (2.24% as of December 31, 2008). The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. There are no debt covenants associated with the revolving line of credit. As of December 31, 2008, there was $64.7 million in outstanding borrowings against this line of credit.

8.	Impairment of Long-Lived Assets and Contract Termination Costs

During the fourth quarter of 2008, specific events and changes in operations of the business indicated a potential impairment of certain of the Company’s long-lived assets. As a result of the Company’s 2009 budget and strategic planning, the Company reviewed the status of several projects and it was determined that the Company would not continue to invest in certain projects going forward and, as a result, associated assets would be abandoned. The Company recorded an impairment charge of $1.8 million associated with certain software and capitalized software development costs for the year ended December 31, 2008. In addition, the Company was able to negotiate a favorable release from certain software maintenance obligations related to long-lived assets impaired in the fourth quarter of 2007. As a result, the Company was able to record a reduction to its impairment charges of approximately $0.1 million for the year ended December 31, 2008.

During the second quarter of 2008, the Company decided to divest its Welcome Wagon® business and began to actively market the business for sale. During the third quarter of 2008, pursuant to SFAS No. 144, the Company performed an impairment analysis and fair value was determined to be $0 based on third party proposals received for the business. As a result, the Company recorded an impairment charge of $15.9 million associated with long-lived assets. This impairment charge is reflected in loss from discontinued operations for the year ended December 31, 2008.

During the fourth quarter of 2007, specific events and changes in operations of the business indicated a potential impairment of certain of the Company’s long-lived assets. As a result of a change in key management, the Company’s operating strategy and technological direction changed significantly. As a result of the change in strategies, during the fourth quarter of 2007, several key projects were reviewed and it was determined that the Company would not continue to invest in certain projects going forward and, as a result, associated assets purchased to support those projects would be abandoned. The Company recorded an impairment charge of $5.5 million associated with certain software and capitalized web site development costs, $4.2 million is included within income from continuing operations and $1.3 million is included within loss from discontinued operations for the year ended December 31, 2007. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of approximately $0.6 million for the year ended December 31, 2007.

During the fourth quarter of 2007, the Company decided to divest its Homeplans business. Pursuant to SFAS No. 144, the Company performed an impairment analysis and fair value was determined based on third party proposals received for the Homeplans assets. The Company recorded an impairment charge of $1.8 million for the year ended December 31, 2007 associated with the potential divestiture and sale of this business. During the first quarter of 2008, the Company recorded an additional impairment charge of $0.1 million. These impairment charges are reflected in loss from discontinued operations for the years ended December 31, 2008 and 2007.

During the third quarter of 2007, in anticipation of a potential move of the Company’s corporate headquarters, management entered into a sublease agreement for an interim facility located in Agoura Hills, California for a term of thirteen months. Subsequent to entering into the lease, management renegotiated with the current landlord and executed an amendment to remain in its corporate headquarters in Westlake Village, California. As a result, the

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will not occupy the new facility in Agoura Hills. Since the Company will derive no economic value from the sublease, the Company has recorded an estimated liability in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The estimated liability of $0.8 million was recorded and is included in general and administrative expenses for the year ended December 31, 2007. No estimate was made for estimated subtenant income due to the unlikelihood that the Company will be able to sublease the location due to the limited term of the agreement and general economic conditions in the area. The remaining liability associated with this lease was $0.2 million as of December 31, 2008 and is included within Accrued Expenses.

9.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007

Computer software and equipment	$51,000	$50,364
Furniture, fixtures and office equipment	3,247	2,881
Leasehold improvements	10,962	10,359
Machinery and equipment	36	36
Construction in progress	603	4,626

Total	65,848	68,266
Less: accumulated depreciation and amortization	(43,914)	(38,336)

Property and equipment, net	$21,934	$29,930

Depreciation expense, excluding discontinued operations, was $11.2 million, $10.0 million and $9.3 million, which includes amortization of fixed assets acquired under capital lease obligations of $1.8 million, $1.8 million, and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Computer software and equipment above includes $6.3 million of assets purchased under capital leases at December 31, 2008 and 2007.

10.	Goodwill and Other Intangible Assets

Goodwill by segment is as follows (in thousands):

	December 31,
	2008	2007

Real Estate Services	$12,594	$12,806
Consumer Media	4,375	4,375

Total	$16,969	$17,181

The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade name and trademarks. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, purchased technology and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. The Company wrote-off $0.3 million of indefinite-lived intangible assets associated with an abandoned business initiative and $0.3 million of fully amortized intangible assets that were no longer in use during the year ended December 31,

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	December 31,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$2,530	$514	$2,830	$512
Purchased technology	1,400	566	1,400	366
NAR operating agreement	1,578	1,052	1,578	901
Other	1,450	893	1,705	723

Total	$6,958	$3,025	$7,513	$2,502

Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.8 million and $0.7 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2009	$472
2010	417
2011	416
2012	341
2013	99

11.	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2008	2007

Prepaid commissions	$6,798	$5,204
Other	4,601	4,907

Total	$11,399	$10,111

12.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007

Accrued payroll and related benefits	$10,459	$14,892
Accrued professional fees	2,037	1,308
Other	10,251	12,246

Total	$22,747	$28,446

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related-party Transactions

As part of an employment agreement entered into in 2002 with W. Michael Long, the Company reimbursed its former chief executive officer for the business use of an airplane, which is owned indirectly by him. Total expense incurred by the Company for reimbursement was approximately $1.2 million, $1.7 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company provided product development services to NAR and recognized $1.1 million in revenues for the year ended December 31, 2008. The Company also makes payments to NAR through its operating agreement and other advertising agreements. Total amounts paid under these agreements were $1.9 million, $1.7 million and $1.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Additionally, future commitments to NAR are included within the commitment schedule in Note 23.

14.	Segment Information

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

The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, facilities, corporate brand marketing, certain corporate technology costs including internal business systems, and human resources; amortization of intangible assets; litigation settlement charges; stock-based charges; impairment charges and acquisition and restructuring charges. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

The listing enhancement product within the Real Estate Services segment represented approximately 39%, 35%, and 30% of the overall revenue from continuing operations for fiscal years 2008, 2007 and 2006, respectively. The Featured Homes product within this segment represented approximately 11%, 13%, and 13% of the overall revenue from continuing operations for 2008, 2007 and 2006, respectively, and the Top Producer 7i and 8i product represented approximately 11%, 12% and 12% of the overall revenue from continuing operations for 2008, 2007, and 2006, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	For the Year Ended December 31, 2008
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$217,233	$24,836	$—	$242,069
Cost of revenue	38,394	6,554	1,093	46,041

Gross profit (loss)	178,839	18,282	(1,093)	196,028
Sales and marketing	75,956	12,026	5,549	93,531
Product and web site development	21,763	1,750	2,829	26,342
General and administrative	27,851	4,015	44,079	75,945
Amortization of intangible assets	—	—	756	756
Restructuring charges	301	188	3,923	4,412
Impairment of long-lived assets	—	—	1,670	1,670

Total operating expenses	125,871	17,979	58,806	202,656

Operating income (loss) from continuing operations	$52,968	$303	$(59,899)	$(6,628)

	For the Year Ended December 31, 2007
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$220,546	$28,373	$—	$248,919
Cost of revenue	34,677	5,875	2,356	42,908

Gross profit (loss)	185,869	22,498	(2,356)	206,011
Sales and marketing	71,114	13,578	5,262	89,954
Product and web site development	27,030	5,994	1,632	34,656
General and administrative	27,782	4,358	39,294	71,434
Amortization of intangible assets	—	—	761	761
Impairment of long-lived assets	—	—	4,824	4,824
Litigation settlement	—	—	3,900	3,900

Total operating expenses	125,926	23,930	55,673	205,529

Operating income (loss) from continuing operations	$59,943	$(1,432)	$(58,029)	$482

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006
	Real Estate	Consumer
	Services	Media	Unallocated	Total

Revenue	$208,339	$30,413	$—	$238,752
Cost of revenue	33,323	4,675	3,156	41,154

Gross profit (loss)	175,016	25,738	(3,156)	197,598
Sales and marketing	69,915	12,963	3,887	86,765
Product and web site development	25,083	2,657	4,229	31,969
General and administrative	30,113	3,478	35,274	68,865
Amortization of intangible assets	—	—	699	699
Restructuring charges	—	—	(278)	(278)

Total operating expenses	125,111	19,098	43,811	188,020

Operating income (loss) from continuing operations	$49,905	$6,640	$(46,967)	$9,578

15.	Stock Plans

Option Plans

In general, options granted by the Company vest over a four year period and are granted at the fair market value at the date of grant. The life of an option grant cannot exceed ten years. In January 1999, the Board of Directors adopted, and in March 1999 the Company’s stockholders approved, the 1999 Equity Incentive Plan (“1999 Plan”) to replace a pre-existing stock option plan (“1996 Plan”). The 1999 Plan provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The initial number of shares of common stock reserved for issuance under the 1999 Plan was 10,000,000. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 3,000,000 shares and 625,000 shares, respectively.

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”) which was combined with the previous 1999 Plan. The SIP reserves 4,900,000 shares of common stock for future grants. The SIP contains a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,888,682, 6,813,010 and 6,937,250 shares in January 2008, 2007 and 2006, respectively. Pursuant to the terms of the plan, no person is eligible to receive more than 2 million shares in any calendar year under the plan.

In connection with acquisitions prior to 2002, the Company assumed plans with authorized options of 8,013,141. Options outstanding pursuant to these plans were 1,777,691 and 1,787,941 as of December 31, 2008 and 2007, respectively, and the weighted average exercise price of those option shares was $4.81 and $4.90, respectively.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the option plans for the three years ended December 31, 2008 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2005	32,215	$0.30 to 89.25	$2.84
Granted	6,274	4.40 to 6.45	5.13
Exercised	(4,612)	0.30 to 4.80	1.39
Cancelled	(2,264)	0.30 to 89.25	5.60

Outstanding at December 31, 2006	31,613	0.30 to 89.25	3.30
Granted	9,553	2.35 to 6.32	4.18
Exercised	(1,128)	0.30 to 5.96	2.72
Cancelled	(2,467)	0.30 to 72.12	5.08

Outstanding at December 31, 2007	37,571	0.30 to 89.25	3.43
Granted	5,459	1.01 to 5.43	2.06
Exercised	(1,576)	0.30 to 3.00	1.94
Cancelled	(6,157)	0.30 to 54.00	4.05

Outstanding at December 31, 2008	35,297	$0.30 to 89.25	$3.17

Common stock available for issuance upon the exercise of options as of December 31, 2008 was 21.1 million shares, but increased on January 1, 2009 to 28.0 million shares.

Additional information with respect to the outstanding options at December 31, 2008 is as follows (shares in thousands):

	Options Outstanding
		Weighted Average	Weighted	Options Exercisable
	Number	Remaining	Average	Number	Average
Prices	of Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$0.30 to 1.01	3,534	9.17	$0.97	364	$0.64
1.19 to 1.72	503	4.05	1.39	457	1.38
1.76	9,618	2.70	1.76	9,618	1.76
1.95 to 2.07	550	5.98	1.95	474	1.95
2.16	3,600	5.10	2.16	3,422	2.16
2.18 to 4.09	5,095	5.35	3.28	3,787	3.35
4.17 to 4.25	3,765	6.85	4.21	1,904	4.22
4.31 to 4.47	3,657	7.49	4.32	2,244	4.33
4.48 to 5.43	4,060	5.30	4.97	3,005	4.97
5.51 to 89.25	915	3.63	14.77	749	16.67

$0.30 to 89.25	35,297	5.31	$3.17	26,024	$3.23

The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.91, $2.78 and $3.69, respectively. The total number of shares exercisable was 26.0 million, 24.5 million and 19.6 million at December 31, 2008, 2007 and 2006, respectively. The weighted average exercise price at those dates was $3.23, $3.05 and $2.95, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation and Charges

During the years ended December 31, 2008, 2007 and 2006, the Company issued 160,793, 100,000, and 109,500 shares of restricted stock, respectively, to certain members of the Company’s Board of Directors. These shares will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was approximately $0.5 million, $0.4 million, and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is being recognized over their respective vesting period. During the year ended December 31, 2008, one member of the Board of Directors resigned and forfeited 40,000 shares of unvested restricted stock. Total cost recognized was approximately $0.3 million for each of the three years ended December 31, 2008 and is included in stock-based compensation and charges. There were 345,293, 314,950 and 292,200 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the years ended December 31, 2008 and 2007 related to this award was approximately $0.2 million and $0.8 million and is included in stock-based compensation and charges. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of employment taxes due as a result of this transaction. As of December 31, 2008, all shares are vested.

The Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers during the years ended December 31, 2007 and 2006, respectively. The following summarizes the restricted stock unit activity for the three years ended December 31, 2008 (in thousands):

Number of
Restricted Stock Units

Initial units granted	5,145
Units forfeited	(505)

Non-vested units at December 31, 2006	4,640
Units granted	2,325
Units forfeited	(1,830)

Non-vested units at December 31, 2007	5,135
Units forfeited	(1,080)
Units cancelled	(2,027)

Non-vested units at December 31, 2008	2,028

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed to reflect this assumption. Recognition of compensation for these units will be deferred until management determines that it is probable that it will achieve the new performance targets. As a result, $4.0 million of stock-based compensation expense recognized in 2006 was reversed in 2007. Based on operating results for the year ended December 31, 2008, the target financial performance was not achieved and, as such, 2,027,000 restricted stock units were cancelled as of December 31, 2008. As of December 31, 2008, the fair value of the remaining restricted stock units granted was $9.6 million.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. Effective January 1, 2008, the Company derived the expected term assumption based on the Company’s weighted average vesting period combined with the post-vesting holding period. Prior to January 1, 2008, the Company used the simplified method to calculate the expected term for its options, as allowed by Staff Accounting Bulletin SEC Topic 14, “Share-Based Payments (SAB 107)”. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the stock options were granted.

	For the Year Ended December 31,
	2008	2007	2006

Risk-free interest rates	0.10-3.41%	3.41-5.16%	4.35-5.33%
Expected term (in years)	5.85	6.06	6.06
Dividend yield	0%	0%	0%
Expected volatility	65-80%	65-75%	80%

During the years ended December 31, 2008, 2007 and 2006, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; these changes were the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates its uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of approximately $1.3 million and $0.9 million, which reduced non-cash compensation expense for the years ended December 31, 2008 and 2006, respectively. The impact of changes to the forfeiture rates on non-cash compensation expense for the year ended December 31, 2007 was immaterial.

During the year ended December 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their severance agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million. During the

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2007, the Company accelerated the vesting of stock options of one former employee and extended the term to exercise vested options for that employee and two other former employees. As a result of these modifications, the Company recorded additional compensation expense of $1.6 million. During the year ended December 31, 2006, the Company accelerated the vesting of stock options of three employees upon their termination of employment with the Company. As a result of this modification, the Company recorded additional compensation expense of approximately $0.5 million.

The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006

Cost of revenue	$144	$130	$140
Sales and marketing	758	1,309	1,765
Product and web site development	566	1,181	1,339
General and administrative	9,231	11,083	11,262
Impairment of long lived assets	—	570	—

Total from continuing operations	10,699	14,273	14,506
Total from discontinued operations	135	514	1,169

Total stock-based compensation and charges	$10,834	$14,787	$15,675

Stock-based compensation and charges for the year ended December 31, 2008 are comprised of employee-based stock option expense and restricted stock amortization. Stock-based compensation and charges for the years ended December 31, 2007 and 2006 include approximately $0.3 million related to vendor agreements with the remainder related to employee-based stock option expense and restricted stock amortization. There was $4.0 million of compensation expense associated with restricted stock units recognized during the year ended December 31, 2006 and a reversal of that $4.0 million expense during the year ended December 31, 2007 as described above. Stock-based charges for the year ended December 31, 2007 also includes $0.6 million due to impairment of long-lived assets related to the issuance of warrants.

The total intrinsic value of stock options exercised during the year ended December 31, 2008, 2007 and 2006 was $1.2 million, $3.0 million, and $19.1 million, respectively. The intrinsic value of options exercisable as of December 31, 2008, 2007 and 2006 was $0.4 million, $10.0 million and $62.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested stock options as of and for the three years ended December 31, 2008 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price

Non-vested options at December 31, 2005	12,429	$2.72
Granted	6,274	5.13
Vested	(4,738)	2.71
Forfeited	(1,985)	3.15

Non-vested options at December 31, 2006	11,980	$3.91
Granted	9,553	4.18
Vested	(6,219)	3.86
Forfeited	(2,223)	3.88

Non-vested options at December 31, 2007	13,091	$4.13
Granted	5,459	2.06
Vested	(5,458)	3.91
Forfeited	(3,820)	4.18

Non-vested options at December 31, 2008	9,272	$3.02

As of December 31, 2008, there was $24.1 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.3 years.

16.	Series B Convertible Preferred Stock

On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During each of the three years ended December 31, 2008, the Company recorded accretion on the issuance costs of approximately $1.3 million. The Company determined that the fair value of the Embedded Derivative as of December 31, 2008 and 2007 was $0.6 million and $1.0 million, respectively, and is included in other non-current liabilities. As a result of the reduction in fair value of the embedded derivative, the Company recognized other income of $0.4 million, $1.1 million and $1.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2008, if all shares of Series B Preferred Stock were converted they would represent approximately 15% of the Company’s outstanding common stock. The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shelf registration beginning two years from date of issuance, subject to certain dollar and share number thresholds. The Purchasers are also entitled to piggyback registration rights.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)

Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311

Net convertible preferred stock at December 31, 2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4

Net convertible preferred stock at December 31, 2006	96,212
Accretion of discount	1,294
Dividends	3,683

Net convertible preferred stock at December 31, 2007	101,189
Accretion of discount	1,294
Dividends	3,814

Net convertible preferred stock at December 31, 2008	$106,297

17.	Capitalization

As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2008 and December 31, 2007, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

MOVE, INC.

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

Issuance of Common Stock

The Company recognized $0.3 million in stock-based charges in connection with the issuance of common stock to members of its Board of Directors for the years ended December 31, 2008, 2007 and 2006.

Stock Repurchases

On September 13, 2007, the Board of Directors authorized a stock repurchase program. The program authorized, in one or more transactions taking place during the twelve month period following September 17, 2007, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, the Company purchased shares of common stock in the open market. Shares repurchased under the program were retired to constitute authorized but unissued shares of our common stock. As of December 31, 2007, the Company had purchased 4,162,912 shares for a total expenditure of $10.0 million which were immediately retired. There were no shares purchased during the year ended December 31, 2008 and the program expired on September 17, 2008.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Year Ended December 31,
	2008	2007	2006

Numerator:
Income (loss) from continuing operations	$(399)	$11,326	$33,968
Loss from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss)	(27,564)	981	22,105
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(32,672)	$(3,996)	$17,246

Net income (loss) applicable to common stockholders from continuing operations	$(5,507)	$6,349	$29,109
Net income (loss) applicable to common stockholders from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss) applicable to common stockholders	$(32,672)	$(3,996)	$17,246

Denominator:
Basic weighted average shares outstanding	151,952	154,524	151,170
Dilutive effect of options, warrants and restricted stock	—	—	12,224

Fully diluted weighted average shares outstanding	151,952	154,524	163,394

Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.04)	$0.04	$0.19
Discontinued operations	(0.18)	(0.07)	(0.08)

Net income (loss)	$(0.22)	$(0.03)	$0.11

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.04)	$0.04	$0.18
Discontinued operations	(0.18)	(0.07)	(0.07)

Net income (loss)	$(0.22)	$(0.03)	$0.11

Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 61,852,408, 63,218,549 and 27,235,665 for the years ended December 31, 2008, 2007, and 2006, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Cash Flow Information

During the year ended December 31, 2008:

•	The Company paid $0.7 million in interest.

•	The Company issued 160,793 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.5 million and is being recognized over the three-year vesting period.

•	The Company issued $3.8 million in additional Series B Preferred Stock as in-kind dividends.

During the year ended December 31, 2007:

•	The Company paid $0.2 million in interest.

•	The Company issued 100,000 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.4 million and is being recognized over the three-year vesting period.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vested immediately. The expense associated with these shares was $0.5 million and was recognized in the year ended December 31, 2007.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vest one year from their date of employment. The charge associated with these shares was $0.5 million, and is being recognized over the one-year vesting period.

•	The Company received 82,946 shares of common stock with a fair value of approximately $0.4 million from one of its officers to reimburse the Company for the officer’s share of employment taxes due as a result of the issuance of restricted stock.

•	The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends.

20.	Defined Contribution Plan

The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

21.	Income Taxes

As a result of historical net operating losses, the Company has generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. Additionally, during the years ended December 31, 2008 and 2007, a tax provision was recorded due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. For the year ended December 31, 2008, a state tax

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision was also recorded for various state jurisdictions. Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006

Current:
Federal	$273	$334	$—
State	167	—	—

Total current provision	440	334	—

Deferred:
Federal	90	137	112
State	19	30	22

Total deferred provision	109	167	134

Provision for income taxes	$549	$501	$134

The components of the deferred tax assets and related valuation allowance at December 31, 2008 and 2007 are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$276,485	$273,044
Deferred expenses	6,346	4,322
Impairment charges	13,371	9,043
Amortization of acquired intangible assets	270	4,879
Other	14,418	12,282

	310,890	303,570
Less: valuation allowance	(310,890)	(303,570)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	(410)	(301)

Net deferred tax liability	$(410)	$(301)

Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carry forward period to utilize the net operating loss carryforwards. The valuation reserve for net deferred taxes was increased by approximately $7.3 million primarily as a result of the increase to the deferred tax asset relating to the impairment charges recognized for GAAP purposes and additional net operating loss carryforwards.

As a result of the adoption of SFAS No. 123R, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2008, deferred tax assets do not include $60.2 million of these excess tax benefits from employee

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $60.2 million if and when such excess tax benefits are realized.

Included in the deferred tax assets are net operating losses from acquired entities. Prior to the adoption of SFAS 141R, which is effective for years beginning after December 15, 2008, to the extent that the valuation allowance recorded in connection with the acquisition of tax carryforwards is subsequently released, it is credited directly to goodwill. The Company recorded a $0.2 million reduction to goodwill related to the release of valuation allowance for utilization of acquired net operating losses for the years ended December 31, 2008 and 2007.

The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2008		2007		2006
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Statutory rate applied to income before income taxes	$51	34%	$4,021	34%	11,595	34%
State taxes, net of federal tax benefit	298	200%	677	6%	2,046	6%
Permanent items	1,648	1106%	1,352	11%	1,918	6%
Change in valuation allowance	(1,448)	(972)%	(5,549)	(47)%	(15,425)	(45)%

Total tax provision	$549	369%	$501	4%	$134	0%

At December 31, 2008, the Company had gross NOLs for federal and state income tax purposes of approximately $934.6 million and $351.3 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $20.1 million of the state NOLs expired in 2008 and the state NOLs will continue to expire from 2009 until 2027. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws.

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

The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however, rulings by the Internal Revenue Service may limit the annual use of the NOLs going forward. There may also be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

As of December 31, 2008 and 2007, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in provision for income tax. We do not have any interest or penalties related to uncertain tax positions in provision for income tax during the years ended December 31, 2008, 2007, and 2006. The tax years 1993-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Settlements of Disputes and Litigation

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

Cendant Corporation, now Avis Budget Group, Inc. (“Avis”), was a member of the class of defendants certified by the District Court to be entitled to share in the proceeds of the Company’s settlement of the Securities Class Action Lawsuit (“Class Settlement Proceeds”) because Avis had acquired shares of the Company’s common stock during the applicable class period. Avis was also named as a defendant in the Securities Class Action Lawsuit which would have precluded Avis from sharing in the Class Settlement Proceeds had it remained a defendant in the case. In March 2003, the District Court in the Securities Class Action Lawsuit dismissed with prejudice several defendants, including Avis. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”). In a Settlement Agreement and Release dated August 5, 2003, between Avis and the Company, the Company agreed with Avis that if for any reason, other than as a result of Avis’s voluntary action, Avis was not entitled to share in the Class Settlement Proceeds (which would have been the case if Avis had remained a defendant in the case), the Company would pay or otherwise provide to Avis the amount of money and Company common stock that Avis would have been otherwise entitled to receive had Avis remained a class member, which the Company subsequently estimated could be approximately $2.3 million in cash and approximately 3.79 million shares. On June 30, 2006, the Ninth Circuit affirmed the dismissals, but remanded the case to the District Court to determine whether it would be possible for the Plaintiff to amend its complaint to state a claim against any of the dismissed defendants consistent with the Ninth Circuit’s opinion in the case. The defendants, including Avis, petitioned to the U.S. Supreme Court for a writ of certiorari to the Ninth Circuit, which petition was granted. On January 22, 2008, the United States Supreme Court vacated the judgment of the Ninth Circuit and remanded the case back to the Ninth Circuit for further consideration in light of the Supreme Court’s decision in Stoneridge Investment Partners, L.L.C. v. Scientific-Atlantic, Inc. (“Stoneridge”). On March 26, 2008, the Ninth Circuit vacated its prior opinion and the District Court’s decision and remanded the case back to the District Court for further consideration in light of Stoneridge. On June 19, 2008, Plaintiff filed a motion in the District Court to amend its complaint against Avis, and on July 3, 2008, Avis filed its motion in opposition to Plaintiff’s motion to amend. On October 2, 2008, Plaintiff and Avis entered into a Stipulation and Agreement of Settlement (the “Avis Settlement”). Following a hearing on November 25, 2008, the District Court entered its order granting preliminary approval of the Avis Settlement. Pursuant to the Avis Settlement, upon final approval of the settlement by the District Court following a hearing currently set for March 16, 2009, and the expiration of applicable appeal periods, Plaintiff would dismiss Avis as a defendant in the Securities Class Action Lawsuit, Avis would be entitled to its share of the Class Settlement Proceeds, and Avis would relinquish a portion of this share for the benefit of the other class members. The Company has been advised by counsel that should the Avis Settlement become final, the Company would have no obligation to Avis under its August 5, 2003 Settlement and Release Agreement with Avis to pay or provide Avis with the cash or stock that Avis has voluntarily agreed to relinquish for the benefit of the other class members pursuant to the Avis Settlement.

Insurance Coverage Litigation

Between September 2002 and November 2002, Genesis Insurance Company, Federal Insurance Company, Clarendon National Insurance Company, Royal Indemnity Company and TIG Insurance Company of Michigan sent

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2005, the Company received a demand from David Rosenblatt (“Rosenblatt”), the Company’s former General Counsel, seeking indemnification for expenses (including attorneys’ fees) purportedly incurred by Rosenblatt in connection with the SEC and Department of Justice (“DOJ”) investigations and certain civil actions filed against Rosenblatt, including indemnification of a settlement payment of $0.2 million Rosenblatt has agreed to make in connection with his settlement of the claims brought against him in the Securities Class Action Lawsuit.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has advanced legal expenses of approximately $0.7 million as of December 31, 2008. On April 4, 2008, the Company entered into an agreement with Rosenblatt, resolving all past claims for indemnification for expenses, including attorneys’ fees in connection with the SEC and DOJ investigations and certain civil actions filed against Rosenblatt, and settlement of the claims brought against him in the Securities Class Action Lawsuit. The settlement does not include any claims Rosenblatt may assert for indemnification for future expenses in connection with the SEC and DOJ investigations. The Company is unable to determine whether Rosenblatt will have any additional claims or what portion, if any, of Rosenblatt’s additional expenses it will ultimately have to advance, or if Rosenblatt will ultimately demonstrate an entitlement to indemnification with respect to the claimed amounts.

On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California (the “Court”) for violation of the California Uniform Trade Secrets Act, breach of contract, unjust enrichment, promissory and/or equitable estoppel, unfair competition, violation of the Washington Unfair Business Practices statute and fraud. ActiveRain alleged that the Company breached a mutual nondisclosure agreement entered into between the Company and ActiveRain in connection with negotiations in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. ActiveRain sought to recover monetary damages, including exemplary damages, attorney’s fees and interest, as well as to enjoin the Company from using what ActiveRain alleges is its confidential information. On February 11, 2009, the parties entered into a settlement agreement in which the Company agreed to pay an immaterial amount, and on February 18, 2009 filed a Stipulation of Dismissal with Prejudice in the Court.

23.	Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2015. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from these capital lease obligations. Future minimum lease payments under these capital and operating leases as of December 31, 2008 are as follows (in thousands):

	Capital	Operating
Year Ended December 31,	Leases	Leases

2009	$345	$8,509
2010	—	5,072
2011	—	4,022
2012	—	3,127
2013 and thereafter	—	3,660

Total	$345	$24,390

Less: Amount representing interest	(6)

Net capital leases	$339

Rental expense from continuing operations for the Company for operating leases was $7.0 million, $6.1 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in rent expense for the year ended December 31, 2007 are contract termination charges of $0.8 million as discussed in Note 8. Rental expense from discontinued operations was $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual provisions of two of the Company’s facilities lease commitments required that the Company collateralize the obligation with outstanding letters of credit, resulting in $3.2 million classified as restricted cash at December 31, 2008.

Other Commitments

Under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2009 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year. The following presents the Company’s future minimum commitments under the remaining NAR agreement (in thousands):

Year Ending December 31,

2009	$1,656
2010	1,656
2011	1,656
2012	1,656
2013	1,657

Total	$8,281

Commitments for the purchase of property, plant and equipment, software licenses and other consulting services were approximately $0.4 million as of December 31, 2008.

Legal Proceedings

See Note 22, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” for contingencies related to the settlement of the Securities Class Action Lawsuit.

In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Associated of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the REALTOR.com® and HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren actions were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. Keithley and Tren asserted that the patent is infringed by the websites www.Realtor.com, www.Move.com, www.Homebuilder.com, www.Rentnet.com, and www.Moving.com, and by Top Producer software and services as well as certain other websites formerly operated by the Company. In the discovery process, Plaintiffs limited their infringement assertions to www.realtor.com and www.move.com (which is alleged to include

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

www.homestore.com, www.homebuilder.com, www.rentnet.com, www.springstreet.com and www.seniorhousingnet.com). On August 12, 2008, the U.S. Magistrate Judge presiding over all discovery matters in the Keithley action issued an Order for monetary sanctions (“Order for Sanctions”) against the Company. On August 26, 2008, the Company filed an objection to the Order for Sanctions with the U.S. District Court asking the court to reconsider and reverse the Magistrate Judge’s Order for Sanctions. On November 14, 2008, the U.S. District Court Judge upheld the Magistrate Judge’s Order for Sanctions and remanded the determination of the final amount of monetary sanctions to the Magistrate Judge for final determination. The Magistrate Judge has not issued her final ruling. On September 2, 2008, the Company filed a motion for sanctions against Keithley and on January 7, 2009, the Magistrate Judge ordered monetary sanctions against Keithley and Tren. On October 3, 2008, the Company filed motions for summary judgment of patent invalidity based on anticipation and obviousness, for non-infringement and invalidity based on indefiniteness, for a finding that any infringement was not willful, and for non-infringement by NAR and NAHB. On November 19, 2008, the U.S. District Court Judge issued an order granting the Company’s motion for summary judgment as to non-infringement and invalidity based on indefiniteness and denied the other motions as moot. The period within which Keithley and Tren may file an appeal of the summary judgment will not begin until after the Magistrate Judge issues her final ruling on the Order for Sanctions against the Company. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that the Company and NAR infringe U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. The Company is defending both itself and NAR. On January 26, 2006, the Company and NAR filed their answer and counterclaims responding to CIVIX’s complaint denying that the Company and NAR infringed these patents and alleging that these patents are invalid. CIVIX has replied to the answer and counterclaims filed by the Company and NAR. On May 31, 2006, the case was consolidated with another action brought by CIVIX against Orbitz, LLC, Yellowpages.com and Travelocity.com, Inc. On September 17, 2007, the court stayed the case pending completion of reexamination of the patents in suit by the United States Patent and Trademark Office. The Company is continuing its evaluation and investigation of the allegations made in the lawsuit and intends to vigorously defend against them if and when the patents emerge from reexamination and the stay of the case is lifted. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’ principal, Scott Tatro (“Tatro” seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the Move California Action”). The Move California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

competition under California common law and statutory law. On May 14, 2007, defendants in the Move California Action moved to have the California case dismissed or transferred to Pennsylvania, and on June 27, 2007, the court denied defendants’ motion as to defendants REAL and Equias, but granted dismissal of the claims against Tatro without prejudice. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 24, 2008, the Company filed its opposition to REAL’s motion for leave to amend its counter-claims. On March 11, 2008, REAL filed a separate suit in the U.S. District Court for the Central District of California (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to Judge King, the same judge in the REAL California Action. In September, 2008, the court decided to coordinate both cases and issued an order dividing the issues of both cases into two phases. Phase 1 will include REAL and Equias and will address issues of validity, unenforceability, whether the accused Move websites infringe, damages, and the liability of Move, NAR and NAHB. Phase 2 will include all the remaining defendants named by REAL in the REAL California Action and will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether the remaining defendants can be held liable for infringement of the accused Move websites. The Court has stayed Phase 2 of the litigation pending resolution of the issues in Phase 1. On August 18, 2008, the Company filed a motion for summary judgment for non-infringement in the Move California Action, and on October 23, 2008, the court denied the motion as premature with leave to re-file after discovery closed.

On April 8, 2008 REAL filed a separate patent infringement action against LoopNet, Inc. in the U.S. District Court for the Central District of California (“LoopNet Action”), and on October 14, 2008, the LoopNet Action was transferred to Judge King. The Company intends to vigorously prosecute and to defend against REAL’s allegations in the Move California Action and vigorously defend and to prosecute the claims that have been brought on behalf of NAR, NAHB and RE/MAX in the REAL California Action. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which the Company sold ConsumerInfo to Experian (the “Stock Purchase Agreement”), the Company could have elected to defend against the claims, but because the alleged conduct occurred both before and after its sale to Experian, the Company elected to rely on Experian to defend them, which they did. Substantially all of those claims have not been resolved.

Under the terms of the Stock Purchase Agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow, which amount was approximately $8.5 million on December 31, 2008. During 2008, Experian demanded $29.25 million in indemnity payments. The Company denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. The parties have agreed to settle the dispute, the economic terms of which are that Experian will receive $7.4 million from the escrow

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Company will receive the balance in the escrow. Further, the parties agreed to execute mutual general releases of all claims which, among other things, will have the effect of terminating the indemnification obligations of the Company and make Experian solely responsible for any unresolved third party claims for which indemnity could have been sought by Experian against the Company under the Stock Purchase Agreement. The parties are currently in the process of documenting this settlement agreement.

Citigroup was the Company’s investment advisor in connection with the Company’s investment in ARS. In February, 2008, the auctions for ARS failed and thereby rendered the Company’s investment illiquid (See Note 6). On September 17, 2008, the Company commenced an arbitration against Citigroup before the Financial Industry Regulatory Authority (“FINRA”) by filing a Statement of Claim alleging breach of fiduciary duty, breach of contract and breach of contractual duty of good faith and fair dealing, violation of SEC Rule 10b-5 and FINRA Rule 2310, violation of SEC Rule 15c1-2, violation of the Investment Advisers Act, 15 U.S.C. Secs. 80b-1 et seq., and negligent misrepresentation. The Company is seeking that Citigroup return the funds that the Company entrusted to Citigroup, compensatory and punitive damages, pre and post judgment interest, attorneys’ fees, and other remedies the FINRA panel deems appropriate. The FINRA arbitration has been set for August 25, 2009.

On November 12, 2008, Patricia Ramirez on behalf of herself and all others similarly situated filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary Move Sales, Inc. asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. On December 24, 2008, the Company filed an answer with general denial and affirmative defenses. The Company intends to vigorously defend all the claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

24.	Subsequent Events (unaudited)

Stock Plans

In January 2009, in accordance with plan provisions, the number of shares reserved for issuance under the SIP was increased by an additional 6,888,682 shares.

In January 2009, the Company hired a new Chief Executive Officer. In connection with his employment contract, the Company issued 3,000,000 stock options, 1,800,000 restricted stock awards and 700,000 restricted stock units.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Data (unaudited)

Provided below is the selected unaudited quarterly financial data for 2008 and 2007:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenue	$61,942	$61,437	$61,240	$57,450	$60,443	$62,533	$63,380	$62,563
Cost of revenue	11,435	11,214	11,804	11,588	9,991	10,598	11,053	11,266

Gross profit	50,507	50,223	49,436	45,862	50,452	51,935	52,327	51,297
Operating expenses:
Sales and marketing	24,126	23,140	24,002	22,263	22,802	22,275	23,212	21,665
Product and web site development	6,887	6,802	6,821	5,832	8,775	9,223	8,615	8,043
General and administrative	22,171	19,433	18,534	15,807	18,222	14,528	20,479	18,205
Amortization of intangibles	197	197	188	174	181	189	194	197
Restructuring charges	—	—	4,014	398	—	—	—	—
Litigation settlement	—	—	—	—	—	—	3,900	—
Impairment of long-lived assets	—	—	—	1,670	—	—	—	4,824

Total operating expenses	53,381	49,572	53,559	46,144	49,980	46,215	56,400	52,934
Operating income (loss) from continuing operations	(2,874)	651	(4,123)	(282)	472	5,720	(4,073)	(1,637)
Interest income, net	2,057	1,521	1,261	848	2,313	2,503	2,567	2,469
Other income (expense)	71	109	959	(48)	774	(372)	676	415

Income (loss) from continuing operations before income taxes	(746)	2,281	(1,903)	518	3,559	7,851	(830)	1,247
Provision for income taxes	(41)	(162)	(110)	(236)	(84)	(169)	(169)	(79)

Income (loss) from continuing operations	(787)	2,119	(2,013)	282	3,475	7,682	(999)	1,168
Income (loss) from discontinued operations	(2,574)	(3,076)	(19,334)	(2,181)	(2,080)	(2,018)	(1,044)	(5,203)

Net income (loss)	(3,361)	(957)	(21,347)	(1,899)	1,395	5,664	(2,043)	(4,035)
Convertible preferred stock dividend	(1,265)	(1,272)	(1,282)	(1,289)	(1,232)	(1,241)	(1,248)	(1,256)

Net income (loss) applicable to common stockholders	$(4,626)	$(2,229)	$(22,629)	$(3,188)	$163	$4,423	$(3,291)	$(5,291)

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.01)	$0.01	$0.04	$(0.01)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.03)	$(0.01)	$(0.15)	$(0.02)	$0.00	$0.03	$(0.02)	$(0.03)

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.01)	$0.01	$0.04	$(0.01)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.03)	$(0.01)	$(0.15)	$(0.02)	$0.00	$0.03	$(0.02)	$(0.03)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Move, Inc. (“Move” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Move’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears below.

/s/  Steven H. Berkowitz
Steven H. Berkowitz
Chief Executive Officer

March 9, 2009

/s/  Lewis R. Belote, III
Lewis R. Belote, III
Chief Financial Officer

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

We have audited Move, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 4, 2009

Item 9B.	Other Information

Entry into Indemnification Agreement with Named Executive Officer

On March 5, 2009, we entered into an Indemnification Agreement with Steven H. Berkowitz, our Chief Executive Officer. The Indemnification Agreement provides that Move will indemnify and hold harmless Mr. Berkowitz if he is made a party to or is otherwise involved in certain legal proceedings as a result of actions related to his or her service as an agent of Move, subject to the terms and conditions set forth in the agreement. The Indemnification Agreement also requires Move to advance the expenses incurred by Mr Berkowitz in defending against any such proceeding, subject to certain exceptions set forth in the agreement. The rights of Mr. Berkowitz under the Indemnification Agreement are not exclusive and are in addition to his rights under Move’s Restated Certificate of Incorporation and Bylaws, other agreements or otherwise.

The Form of the Indemnification Agreement has previously been filed by Move and is incorporated by reference as Exhibit 10.26 to this Form 10-K. The foregoing does not constitute a complete summary of the terms of the Indemnification Agreement, and reference is made to the complete text of the Form of Indemnification Agreement. The Form of Indemnification Agreement is incorporated herein by reference.

This disclosure is intended to satisfy Item 5.02(e) of Form 8-K.

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

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number		Exhibit Title

2.01		Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3	.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3	.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02		Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)
3	.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3	.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
3.04		RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)
4.01		Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)
10	.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10	.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

Number	Exhibit Title

10.02	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.03	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002.)
10.08	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)
10.09	First Amendment to Lease dated as of February 2001, between Westlake North Associates, LLC, and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 2007 filed February 29, 2008.)
10.10	Second Amendment to Lease dated as of July 3, 2001, between Westlake North Associates, LLC and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended December 31, 2007 filed February 29, 2008.)
10.11	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 2, 2007.)
10.12	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.13	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)
10.14	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.15	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan.(2)(3)
10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)
10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)
10.18	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 2002 Stock Incentive Plan.(2)(3)
10.19	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.20	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

Number	Exhibit Title

10.21	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.22	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.24	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)
10.25	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)
10.26	Form of Indemnity Agreement between Homestore, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)
10.27	Employment Agreement dated March 6, 2002 between Homestore, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.28	Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002.(2)(3)
10.29	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002.(2)(3)
10.30	2006 Executive Bonus Plan for W. Michael Long. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.31	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)
10.32	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007.)(3)
10.33	Amendment dated December 19, 2008 to Offer letter to Lorna Borenstein dated April 26, 2007.(2)(3)
10.34	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein.(2)(3)
10.35	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)
10.36	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)
10.37	Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (2)(3)
10.38	2006 Executive Bonus Plan for Lewis R. Belote III. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.39	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)
10.40	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)
10.41	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)

Number	Exhibit Title

10.42	Realtor+ Top Producer 2006 Executive Bonus Plan for Allan D. Dalton. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)
10.43	Letter Agreement between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007.)(3)
10.44	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)(3)
10.45	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)(3)
10.46	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)
10.47	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)
10.48	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)
10.49	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (2)(3)
10.50	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009.(Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)(3)
10.51	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)(3)
10.52	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement.(Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed January 23, 2009.)(3)
10.53	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.54	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.55	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.56	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.57	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.58	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.59	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.60	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)

Number	Exhibit Title

10.61	Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.62	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.63	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.64	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)
10.65	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
10.66	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)
10.67	Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (2)(3)
10.68	Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)
10.69	Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)
10.70	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)
21.01	Subsidiaries of Move, Inc.(2)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
24.01	Power of Attorney (included on signature pages to this report).(2)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.01	Schedule II -- Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Filed herewith.

(3)	Denotes management contracts and compensatory plans and arrangements.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ Steven H. Berkowitz
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ Lewis R. Belote, III
Lewis R. Belote, III
Chief Financial Officer

Date: March 9, 2009

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

Signature	Title	Date

Principal Executive Officer:

/s/ Steven H. Berkowitz Steven H. Berkowitz	Chief Executive Officer and Director	March 9, 2009

Principal Financial Officer and Principal Accounting Officer:

/s/ Lewis R. Belote, III Lewis R. Belote, III	Chief Financial Officer	March 9, 2009

Signature	Title	Date

Additional Directors:

/s/ Joe F. Hanauer Joe F. Hanauer	Chairman of the Board and Director	March 9, 2009

/s/ Fred D. Anderson Fred D. Anderson	Director	March 9, 2009

/s/ William E. Kelvie William E. Kelvie	Director	March 9, 2009

/s/ Kenneth K. Klein Kenneth K. Klein	Director	March 9, 2009

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	March 9, 2009

/s/ Roger B. McNamee Roger B. McNamee	Director	March 9, 2009

/s/ V. Paul Unruh V. Paul Unruh	Director	March 9, 2009

/s/ Catherine B. Whatley Catherine Whatley	Director	March 9, 2009

/s/ Bruce G. Willison Bruce G. Willison	Director	March 9, 2009