Form 10-Q
period 2009-03-31
MOVE INC
filed 2009-05-08
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 4, 2009, the registrant had 154,215,374 shares of its common stock outstanding.

     Move®, REALTOR.com®, Top Producer®, Welcome Wagon®, SeniorHousing.netTM, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$111,156	$108,935
Accounts receivable, net	11,565	12,833
Other current assets	12,535	11,399

Total current assets	135,256	133,167
Property and equipment, net	21,378	21,934
Long-term investments	111,800	111,800
Goodwill, net	16,969	16,969
Intangible assets, net	3,782	3,933
Restricted cash	3,199	3,209
Other assets	874	995

Total assets	$293,258	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,497	$4,051
Accrued expenses	27,421	22,747
Deferred revenue	21,174	23,991
Obligations under capital leases	88	339
Line of credit	64,700	64,700

Total current liabilities	116,880	115,828

Other non-current liabilities	1,605	2,043

Total liabilities	118,485	117,871

Commitments and contingencies (see note 17)

Series B convertible preferred stock	107,595	106,297

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	154	153
Additional paid-in capital	2,099,960	2,089,964
Accumulated other comprehensive income	(17,234)	(17,183)
Accumulated deficit	(2,015,702)	(2,005,095)

Total stockholders’ equity	67,178	67,839

Total liabilities and stockholders’ equity	$293,258	$292,007

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share
	amounts)
	(Unaudited)
Revenue	$54,868	$61,942
Cost of revenue	12,647	11,435

Gross profit	42,221	50,507

Operating expenses:
Sales and marketing	20,762	24,126
Product and web site development	6,383	6,887
General and administrative	24,022	22,171
Amortization of intangible assets	151	197

Total operating expenses	51,318	53,381

Operating loss from continuing operations	(9,097)	(2,874)
Interest income, net	135	2,057
Other income, net	105	71

Loss from continuing operations before income taxes	(8,857)	(746)
Provision for income taxes	(96)	(41)

Loss from continuing operations	(8,953)	(787)
Loss from discontinued operations	(356)	(2,574)

Net loss	(9,309)	(3,361)
Convertible preferred stock dividends and related accretion	(1,298)	(1,265)

Net loss applicable to common stockholders	$(10,607)	$(4,626)

Basic loss per share applicable to common stockholders: (see note 11)
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	(0.00)	(0.02)

Basic loss per share applicable to common stockholders	$(0.07)	$(0.03)

Diluted loss per share applicable to common stockholders: (see note 11)
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	(0.00)	(0.02)

Diluted loss per share applicable to common stockholders	$(0.07)	$(0.03)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic	153,119	151,215

Diluted	153,119	151,215

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(8,953)	$(787)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	2,619	2,629
Amortization of intangible assets	151	197
Provision for doubtful accounts	542	241
Stock-based compensation and charges	11,022	3,495
Change in market value of embedded derivative liability	(90)	(78)
Other non-cash items	(20)	294

Changes in operating assets and liabilities:
Accounts receivable	675	843
Other assets	(1,029)	(281)
Accounts payable and accrued expenses	2,920	(1,050)
Deferred revenue	(2,821)	1,431

Net cash provided by continuing operating activities	5,016	6,934
Net cash used in discontinued operating activities	(468)	(2,129)

Net cash provided by operating activities	4,548	4,805

Cash flows from investing activities:
Purchases of property and equipment	(2,097)	(3,370)
Proceeds from sales of property and equipment	2	—
Maturities of short-term investments	—	150
Purchases of short-term investments	—	(21,494)

Net cash used in continuing investing activities	(2,095)	(24,714)
Net cash used in discontinued investing activities	—	(107)

Net cash used in investing activities	(2,095)	(24,821)

Cash flows from financing activities:
Proceeds from exercise of stock options	9	759
Restricted cash	10	180
Payments on capital lease obligations	(251)	(496)

Net cash provided by (used in) financing activities	(232)	443

Change in cash and cash equivalents	2,221	(19,573)

Cash and cash equivalents, beginning of period	108,935	45,713

Cash and cash equivalents, end of period	$111,156	$26,140

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is an important resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.
2. Basis of Presentation
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 9, 2009. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Significant Accounting Policies
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), and other guidance under Generally Accepted Accounting Principles (“GAAP”). FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS No. 142-3 as of January 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.
     In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 would require the entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 as of January 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.
4. Discontinued Operations
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment. The Company is actively marketing the business for sale.

     Pursuant to SFAS No. 144, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Revenue	$5,515	$9,711
Total operating expenses	4,810	12,159
Impairment of long-lived assets	—	(126)
Restructuring charges	(1,061)	—

Loss from discontinued operations	$(356)	$(2,574)

5. Restructuring Charges
     In the third and fourth quarters of 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in this charge were lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.4 million associated with the reduction in workforce of 74 employees whose positions with the Company were eliminated. These workforce reductions affected 27 employees in cost of revenue positions, 31 employees in sales and marketing, 5 employees in product and web site development and 11 employees in general and administrative positions. The Company incurred a restructuring charge from discontinued operations of $1.6 million associated with severance and other payroll-related expenses for 199 employees who were terminated.
     During the three months ended March 31, 2009, the Company incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and additional employee termination costs. The Company also reduced its estimates for employee termination costs related to continuing operations by $42,000.
     A summary of activity for the quarter ended March 31, 2009 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733

     Substantially all of the remaining restructuring liabilities at March 31, 2009 will be paid in 2009.
6. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	March 31, 2009			December 31, 2008
		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value
Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

Total long-term investments	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2009, the Company has classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company also modified its investment strategy and increased its investments in more liquid money market and treasury bill investments. Citigroup Global Markets Inc. (“Citigroup”) was the Company’s investment advisor in connection with the investment in the ARS. On September 17, 2008, the Company commenced arbitration against Citigroup before the Financial Industry Regulatory Authority (“FINRA”).
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
     The Company’s ARS investments were measured at fair value as of March 31, 2009 and 2008, respectively, and an unrealized loss of $8.4 million for the three months ended March 31, 2008 was included in other comprehensive income. See “Note 7 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments.
7. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
     Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurement at March 31, 2009
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$111,156	$111,156	$—	$—
Long-term investments (2)	111,800	—	—	111,800

Total assets at fair value	$222,956	$111,156	$—	$111,800

Liabilities:
Embedded derivative liability (3)	$510	$—	$—	$510

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of March 31, 2009. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was no change in the fair value of its ARS investments for the three-month period ended March 31, 2009.

(3)	The embedded derivative liability, which is included within other liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2009	$111,800	$600
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	(90)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at March 31, 2009	$111,800	$510

8. Revolving Line of Credit
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution for a term of one year. The line of credit has been extended to May 21, 2009 and is expected to be renewed. The line of credit is secured by the Company’s ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (2.26% as of March 31, 2009). The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. As of March 31, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
9. Goodwill and Other Intangible Assets
     Goodwill by segment is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Real Estate Services	$12,594	$12,594
Consumer Media	4,375	4,375

Total	$16,969	$16,969

     The Company has both indefinite and definite-lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade names and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. There are no expected residual values related to these intangible assets. Intangible assets, by category, are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain Names	$2,530	$514	$2,530	$514
Purchased technology	1,400	617	1,400	566
NAR operating agreement	1,578	1,089	1,578	1,052
Other	1,450	956	1,450	893

Total	$6,958	$3,176	$6,958	$3,025

     Amortization expense, excluding discontinued operations, for intangible assets was $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2009 (remaining 9 months)	$321
2010	417
2011	416
2012	341
2013	99
10. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company has granted restricted stock awards to members of its Board of Directors as compensation during the past four years. These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. During the three months ended March 31, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest, subject to certain terms and restrictions, one year from the grant date. There were 375,293 and 314,950 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of March 31, 2009 and 2008, respectively. Total cost recognized was $0.1 million for the three months ended March 31, 2009 and 2008, and is included in stock-based compensation and charges.
     During the three months ended March 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer as part of his agreement with the Company. These shares had a fair value of $2.7 million, with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The fair value of the first 700,000 shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over the respective vesting period. The officer returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. Total cost recognized during the three months ended March 31, 2009 was $1.3 million and is included in stock-based compensation and charges.
     During the year ended December 31, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date. The fair value of the first fifty percent vesting was recognized as stock-based compensation immediately with the remaining fifty percent being amortized over one year. The officer returned 82,946 shares of common stock, with a fair value of $0.4 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. As of March 31, 2009, all shares were vested. There were no costs associated with these shares in the three months ended March 31, 2009. The total cost recognized during the three months ended March 31, 2008 was $0.1 million and is included in stock-based compensation and charges.
     The Board of Directors awards performance-based restricted stock units to certain of the Company’s executive officers. The following summarizes the restricted stock unit activity during the three months ended March 31, 2009 (in thousands):

Number of
Restricted Stock Units
Non-vested units at December 31, 2008	2,028
Units granted	700
Units forfeited	(1,250)

Non-vested units at March 31, 2009	1,478

     Based on the original terms of the awards, the officers were to earn shares of the Company’s stock based on the Company’s attainment of certain performance goals relating to its revenues and operating income (as defined by the Management Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the year ended December 31, 2007, the Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods of the original awards, reducing the original restricted stock units available for vesting based on 2008 performance by 50% for each of the executives, and revising the financial performance targets for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by the Company’s meeting those performance goals.
     As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed. Based on operating results for the year ended December 31, 2008, the financial performance targets were not achieved and, as a result, 2,027,000 restricted stock units were forfeited as of December 31, 2008. In addition, the Company no longer believes the performance goals established for 2009 are achievable, and there are no plans to modify those goals. As of March 31, 2009, the fair value of all remaining restricted stock units granted was $4.6 million.
     During the three months ended March 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA (as yet to be defined) for the fiscal year ending December 31, 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of compensation for these units has therefore been deferred.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term is based on the Company’s weighted average vesting period combined with the post-vesting holding period. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	0.11% - 1.99%	1.65% - 2.82%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	85%	65%
     During the three months ended March 31, 2009 and 2008, respectively, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The Company recorded a cumulative benefit from the change in estimate of $0.5 million and $0.6 million which reduced stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, respectively.
     During the three months ended March 31, 2009, the Company granted options to purchase 3,000,000 shares of the Company’s common stock to its new Chief Executive Officer. The fair value of these shares was $3.2 million. 750,000 shares were immediately vested with the remaining shares to vest monthly over a period of three years beginning on the first anniversary of the grant date. As a result, the Company recorded stock-based compensation of $0.7 million for the three months ended March 31, 2009.
     During the three months ended March 31, 2009, the Company accelerated the vesting for two former executive officers and extended the time to exercise for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expenses of $7.0 million for the three months ended March 31, 2009.

     During the three months ended March 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million for the three months ended March 31, 2008.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$37	$38
Sales and marketing	273	106
Product and web site development	140	185
General and administrative	10,572	3,166

Total from continuing operations	11,022	3,495
Total from discontinued operations	30	(5)

Total stock-based compensation and charges	$11,052	$3,490

     In addition to costs related to stock options, stock-based compensation and charges in general and administrative includes costs related to the amortization of restricted stock grants for all periods presented.
11. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(8,953)	$(787)
Loss from discontinued operations	(356)	(2,574)

Net loss	(9,309)	(3,361)
Convertible preferred stock dividend and related accretion	(1,298)	(1,265)

Net loss applicable to common stockholders	$(10,607)	$(4,626)

Loss applicable to common stockholders from continuing operations	$(10,251)	$(2,052)
Loss applicable to common stockholders from discontinued operations	(356)	(2,574)

Loss applicable to common stockholders	$(10,607)	$(4,626)

Denominator:
Basic weighted average shares outstanding	153,119	151,215
Add: dilutive effect of options, warrants and restricted stock	—	—

Diluted weighted average shares outstanding	153,119	151,215

Basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	(0.00)	(0.02)

Net income (loss) applicable to common stockholders	$(0.07)	$(0.03)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock, stock options and warrants of 64,835,168 and 63,602,060 for the three months ended March 31, 2009 and 2008, respectively.

12. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(9,309)	$(3,361)
Unrealized loss on marketable securities	(4)	(5)
Unrealized loss on non-current auction rate securities	—	(8,400)
Foreign currency translation	(47)	(92)

Other comprehensive loss	$(9,360)	$(11,858)

13. Related-party Transactions
     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $0.9 million in revenues for the three months ended March 31, 2009. The Company also makes payments to NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million for the three months ended March 31, 2009 and 2008, respectively.
14. Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Consumer Media for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment and, as a result, the operating results of this business has been reclassified as discontinued operations for all periods presented.
     The expenses presented below for each of the two business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment and include: corporate expenses, such as finance, legal, executive, corporate brand marketing, certain corporate technology costs (including internal business systems), and human resources; expenses associated with new business initiatives; and amortization of intangible assets. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	March 31, 2009				March 31, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$50,537	$4,331	$—	$54,868	$55,794	$6,148	$—	$61,942
Cost of revenue	10,327	1,889	431	12,647	9,512	1,569	354	11,435

Gross profit (loss)	40,210	2,442	(431)	42,221	46,282	4,579	(354)	50,507

Sales and marketing	17,908	1,827	1,027	20,762	19,348	3,371	1,407	24,126
Product and web site development	5,355	537	491	6,383	5,764	451	672	6,887
General and administrative	4,477	456	19,089	24,022	9,624	1,410	11,137	22,171
Amortization of intangible assets	—	—	151	151	—	—	197	197

Total operating expenses	27,740	2,820	20,758	51,318	34,736	5,232	13,413	53,381

Operating income (loss) from continuing operations	$12,470	$(378)	$(21,189)	$(9,097)	$11,546	$(653)	$(13,767)	$(2,874)

15. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However,

during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended March 31, 2009 and 2008, respectively. An additional $40,000 tax provision was recorded in the three months ended March 31, 2009 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and a $15,000 tax provision was recorded in the three months ended March 31, 2009 for state income taxes.
     As of March 31, 2009, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2009 and 2008. The tax years 1993-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
16. Settlement of Disputes and Litigation
     On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California (the “Court”) for violation of the California Uniform Trade Secrets Act, breach of contract, unjust enrichment, promissory and/or equitable estoppel, unfair competition, violation of the Washington Unfair Business Practices statute and fraud. ActiveRain alleged that the Company breached a mutual nondisclosure agreement entered into between the Company and ActiveRain in connection with negotiations in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. ActiveRain sought to recover monetary damages, including exemplary damages, attorney’s fees and interest, as well as to enjoin the Company from using what ActiveRain alleged was its confidential information. On February 11, 2009, the parties entered into a settlement agreement in which the Company agreed to pay an immaterial amount, and on February 18, 2009 filed a Stipulation of Dismissal with Prejudice in the Court.
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
     Under the terms of the Stock Purchase Agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.25 million less the balance in the Indemnity Escrow, which amount was $8.5 million on March 31, 2009. During 2008, Experian demanded $29.25 million in indemnity payments. The Company denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian will receive $7.4 million from the Indemnity Escrow and the Company will receive the balance of the escrow of $1.1 million.
17. Commitments and Contingencies
Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) and below in this Note 17. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the REALTOR.com® and HomeBuilder.com®

web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren actions were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. Keithley and Tren asserted that the patent is infringed by the websites Realtor.com, Move.com, Homebuilder.com, Rentnet.com, and Moving.com, and by Top Producer software and services as well as certain other websites formerly operated by the Company. In the discovery process, Plaintiffs limited their infringement assertions to realtor.com and move.com (which is alleged to include homestore.com, homebuilder.com, rentnet.com, springstreet.com and seniorhousingnet.com).
     On October 3, 2008, the Company filed motions for summary judgment of patent invalidity based on anticipation and obviousness, for non-infringement and invalidity based on indefiniteness, for a finding that any infringement was not willful, and for non-infringement by NAR and NAHB. On November 19, 2008, the U. S. District Court judge issued an order granting the Company’s motion for summary judgment as to non-infringement and invalidity based on indefiniteness and denied the other motions as moot. On March 4, 2009, the Court entered final judgment in favor of the Company. On April 3, 2009, Keithley and Tren filed a notice of appeal of the U.S. District Court’s judgment. On April 17, 2009, the Company filed a notice of cross-appeal. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
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
18. Supplemental Cash Flow Information
     During the three month period ended March 31, 2009:
•	The Company paid $509,000 in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million, of which $1.3 million has been recognized as stock based compensation in the three month period ended March 31, 2009 and the balance is being recognized over the vesting periods.

•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $85,200, of which $42,600 has been recognized as stock based charges in the three month period ended March 31, 2009 and the balance is being recognized over the one-year vesting period.

•	The Company issued $1.0 million in additional Series B Preferred Stock as in-kind dividends.
     During the three month period ended March 31, 2008:
•	The Company paid $36,000 in interest.

•	The Company issued $0.9 million in additional Series B Preferred Stock as in-kind dividends.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Our Business
     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate the leading online network of web sites for real estate search, finance, moving and home enthusiasts and is an important resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business.
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 8.1 million consumers to our network per month in 2008 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 MLSs across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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

Throughout 2008, market conditions continued to decline and in late September of 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts have ground to a halt. Consumer confidence has declined and while mortgage rates have appeared to decline slightly, the credit standards are perceived to be the tightest they have been in the last 15 years. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this has caused our growth rate to continue to decline and we have experienced a decline in revenue as we moved into 2009.

•	Evolution of Our Product and Service Offerings and Pricing Structures
     Real Estate Services segment: Our Real Estate Services began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market in which they operate or the size of their business.
     We responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com® services based on the size of the market and the number of properties the customer displayed. Although for many of our customers this change led to substantial price increases over our former pricing, this change was reasonably well-accepted by our customer base.
     In 2006, we changed the business model for our New Homes and Rentals businesses. In the past, we had charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.comtm web site on May 1, 2006, we replaced our new homes site, HomeBuilder.com, and our apartment rentals site, RENTNET.com, with Move.com. In conjunction with this change, we began to display new home and apartment listings for no charge. Instead, we generated revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.comtm web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. Although the consumer was provided with significantly more content, the number of leads to our paying customers declined.
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
     Consumer Media segment: The decline in consumer confidence and the resulting decline in consumer spending has caused many of our traditional consumer advertisers to reduce their spending. These economic conditions have contributed to the continued decline in our revenue in this segment. It could take considerable time before this segment yields meaningful growth, if it does so at all. Significant growth will require that we introduce new targeted products that are responsive to advertisers’ demands and are presented to consumers much more timely.
Restructuring Charges
     In the third and fourth quarters of 2008, our Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, we incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in this charge were lease obligations and related charges of $3.0 million for the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.4 million associated with the reduction in workforce of 74 employees whose positions with us were eliminated. These workforce reductions affected 27 employees in cost of revenue positions, 31 employees in sales and marketing, 5 employees in product and web site development and 11 employees in general and administrative positions. We incurred a restructuring charge from discontinued operations of $1.6 million associated with severance and other payroll-related expenses for 199 employees who were terminated.
     During the first quarter of 2009, we incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination and employee severance charges. We also reduced our estimates for employee termination costs related to continuing operations by $42,000.

     A summary of activity for the quarter ended March 31, 2009 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733

     Substantially all of the remaining restructuring liabilities at March 31, 2009 will be paid in 2009.
Discontinued Operations
     In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. On April 15, 2008, we closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business, which had been reported as part of our Consumer Media segment. We are actively marketing the business for sale.
     Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflect the reclassification of our Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Revenue	$5,515	$9,711
Total operating expenses	4,810	12,159
Impairment of long-lived assets	—	(126)
Restructuring charges	(1,061)	—

Loss from discontinued operations	$(356)	$(2,574)

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2009, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 17, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations
     Three Months Ended March 31, 2009 and 2008
     Revenue
     Revenue decreased $7.1 million, or 11%, to $54.9 million for the three months ended March 31, 2009, compared to $62.0 million for the three months ended March 31, 2008. The decrease in revenue was due to decreases of $5.3 million in the Real Estate Services segment and $1.8 million in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased $1.2 million, or 11%, to $12.6 million for the three months ended March 31, 2009, compared to $11.4 million for the three months ended March 31, 2008. The increase was primarily due to higher product fulfillment costs of $1.4 million partially offset by $0.2 million in other cost decreases.
     Gross margin percentage decreased to 77% for the three months ended March 31, 2009, compared to 82% for the three months ended March 31, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment costs associated with improvements made to maintain the featured product lines; and overall fixed overhead expenses being applied against lower revenues.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $3.4 million, or 14%, to $20.7 million for the three months ended March 31, 2009, compared to $24.1 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in online distribution costs of $4.1 million, partially offset by an increase in sales compensation costs of $0.7 million.
     Product and web site development. Product and web site development expenses decreased $0.5 million, or 7%, to $6.4 million for the three months ended March 31, 2009, compared to $6.9 million for the three months ended March 31, 2008 as a result of reduced outside consulting costs.
     General and administrative. General and administrative expenses increased $1.8 million, or 8%, to $24.0 million for the three months ended March 31, 2009, compared to $22.2 million for the three months ended March 31, 2008. The increase was primarily a result of a $7.3 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by a decrease in personnel related costs of $3.1 million, a decrease in legal costs of $0.8 million, a decrease in rent expense of $0.4 million as a result of our restructuring efforts, a $0.4 million decrease in consulting costs and other cost decreases of $0.8 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$37	$38
Sales and marketing	273	106
Product and web site development	140	185
General and administrative	10,572	3,166

Total from continuing operations	$11,022	$3,495

     Stock-based compensation and charges increased $7.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock option expense as a result of fewer stock option grants.

     Interest Income, Net
     Interest income, net, decreased $1.9 million to $0.1 million for the three months ended March 31, 2009, compared to $2.0 million for the three months ended March 31, 2008, primarily due to decreases in interest yields on short-term and long-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, remained relatively constant for three months ended March 31, 2009 and 2008, respectively. Other income was generated primarily from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended March 31, 2009 and 2008, respectively. An additional $40,000 tax provision was recorded in the three months ended March 31, 2009 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and a $15,000 tax provision was recorded in the three months ended March 31, 2009 for state income taxes.
     At December 31, 2008, we had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $934.6 million and $351.3 million, respectively. The federal NOLs begin to expire in 2018 and the state NOLs will expire from 2009 until 2027. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.
     Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. Our management evaluates performance and allocates resources based on two segments consisting of Real Estate Services, for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them, and Consumer Media, for those products and services offered to other advertisers who are trying to reach consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In the second quarter of 2008, we decided to divest our Welcome Wagon® business, which had been reported as part of our Consumer Media segment and, as a result, the operating results of this business has been reclassified as discontinued operations for all periods presented.
     The expenses presented below for each of the business segments include an allocation of certain corporate expenses that are identifiable and benefit those segments, and are allocated for internal management reporting purposes. The unallocated expenses are those corporate overhead expenses that are not directly attributable to a segment, and include: corporate expenses, such as finance, legal, executive, corporate brand marketing, certain corporate technology costs (including internal business systems), and human resources; expenses associated with new business initiatives; and amortization of intangible assets. There is no inter-segment revenue. Assets and liabilities are not fully allocated to segments for internal reporting purposes.

     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31, 2009				March 31, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$50,537	$4,331	$—	$54,868	$55,794	$6,148	$—	$61,942
Cost of revenue	10,327	1,889	431	12,647	9,512	1,569	354	11,435

Gross profit (loss)	40,210	2,442	(431)	42,221	46,282	4,579	(354)	50,507

Sales and marketing	17,908	1,827	1,027	20,762	19,348	3,371	1,407	24,126
Product and web site development	5,355	537	491	6,383	5,764	451	672	6,887
General and administrative	4,477	456	19,089	24,022	9,624	1,410	11,137	22,171
Amortization of intangible assets	—	—	151	151	—	—	197	197

Total operating expenses	27,740	2,820	20,758	51,318	34,736	5,232	13,413	53,381

Operating income (loss) from continuing operations	$12,470	$(378)	$(21,189)	$(9,097)	$11,546	$(653)	$(13,767)	$(2,874)

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
     Real Estate Services revenue decreased $5.3 million, or 9%, to $50.5 million for the three months ended March 31, 2009, compared to $55.8 million for the three months ended March 31, 2008. The decrease in revenue was primarily generated by a decrease in our REALTOR.com® business due to decreased Featured HomesTM and listing enhancement revenue directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes business experienced a significant decrease in revenue resulting from the downturn in the new construction market. There were modest declines in our Rentals and Top Producer® product offerings. Real Estate Services revenue represented 92% of total revenue for the three months ended March 31, 2009, compared to 90% of total revenue for the three months ended March 31, 2008.
     Real Estate Services expenses decreased $6.2 million, or 14%, to $38.1 million for the three months ended March 31, 2009, compared to $44.3 million for the three months ended March 31, 2008. There was a $5.1 million decrease in general and administrative expenses primarily due to a $4.3 million decrease in personnel related expenses and other cost reductions of $0.8 million. The decrease in personnel related expenses included $1.3 million associated with non-cash stock based compensation decreases and $2.0 million of severance costs included in the three months ended March 31, 2008. Sales and marketing expenses decreased $1.4 million primarily due to a $2.3 million decrease in online distribution costs, partially offset by increased personnel related costs of $0.8 million and other cost increases of $0.1 million. Product and web site development costs decreased $0.4 million due to reduced outside consulting costs. These decreases were partially offset by an increase in cost of revenue of $0.8 million primarily due to an increase in product fulfillment costs associated with improvements to the Featured CommunityTM products.
     Real Estate Services generated operating income of $12.5 million for the three months ended March 31, 2009, compared to operating income of $11.5 million for the three months ended March 31, 2008, primarily due to successful cost reduction efforts in the second half of 2008.
     Consumer Media
     Consumer Media consists of on-line advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships which we sell to businesses interested in reaching our targeted audience. As described in the “Discontinued Operations” section above, we sold our Homeplans business and have decided to divest our Welcome Wagon® business and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

     Consumer Media revenue decreased $1.8 million, or 30%, to $4.3 million for the three months ended March 31, 2009, compared to $6.1 million for the three months ended March 31, 2008. The decrease was primarily generated by a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Consumer Media revenue represented 8% of total revenue for the three months ended March 31, 2009, compared to 10% of total revenue for the three months ended March 31, 2008.
     Consumer Media expenses decreased $2.1 million, or 31%, to $4.7 million for the three months ended March 31, 2009, compared to $6.8 million for the three months ended March 31, 2008. The decrease was primarily due to a $1.6 million decrease in online distribution costs and a $0.9 million decrease in personnel related costs, partially offset by a $0.4 million increase in lead generation costs.
     Consumer Media generated an operating loss of $0.4 million for the three months ended March 31, 2009, compared to an operating loss of $0.7 million for the three months ended March 31, 2008 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses increased $7.4 million, or 54%, to $21.2 million for the three months ended March 31, 2009, compared to $13.8 million for the three months ended March 31, 2008. The increase was primarily due to a $8.7 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. There was also an additional $1.9 million in severance costs associated with the termination of the two executive officers. These increases were partially offset by a decrease in personnel related costs, net of non-cash stock based compensation and one-time termination costs, of $1.3 million, a decrease in legal costs of $0.8 million, a decrease in rent expense of $0.4 million as a result of our restructuring efforts, a $0.4 million decrease in consulting costs and other cost decreases of $0.3 million.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $5.0 million for the three months ended March 31, 2009 was attributable to the net loss from continuing operations of $9.0 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $14.2 million offset by changes in operating assets and liabilities of $0.2 million.
     Net cash provided by continuing operating activities of $6.9 million for the three months ended March 31, 2008 was attributable to the net loss from continuing operations of $0.8 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $6.8 million and by changes in operating assets and liabilities of $0.9 million.
     Net cash used in continuing investing activities of $2.1 million for the three months ended March 31, 2009 was primarily attributable to capital expenditures.
     Net cash used in continuing investing activities of $24.7 million for the three months ended March 31, 2008 was primarily attributable to net purchases of short term investments of $21.3 million and capital expenditures of $3.4 million.
     Net cash used in financing activities of $0.2 million for the three months ended March 31, 2009 was attributable to payments on capital lease obligations.
     Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2008 was attributable to proceeds from the exercise of stock options of $0.7 million and reductions in restricted cash of $0.2 million partially offset by payments on capital lease obligations of $0.5 million.
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
     As of March 31, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from

2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2009, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.
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
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million with a major financial institution for a term of one year. The line of credit has been extended through May 21, 2009 and is expected to be renewed. The line of credit is secured by our ARS investment balances and outstanding borrowings will bear interest at the Federal Funds Rate plus 2.1% (2.26% as of March 31, 2009). The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. On September 4, 2008, as a result of our concerns about the fluctuating credit markets, we drew down $64.7 million under the line of credit to increase our cash position and preserve our financial flexibility. As of March 31, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
     On March 11, 2009, we notified the landlord of our Plainview, New York facility of our intention to exercise our right to early termination of the lease pursuant to the terms of our lease agreement. The cancellation fee is $1.0 million and the cancellation will be effective after the expiration of the fifth anniversary of the lease commencement, February 28, 2010. This will reduce our total minimum lease commitments by $4.7 million beginning in the fiscal year ending December 31, 2010.
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
     As of March 31, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2009, we have classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.

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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) and in Note 17, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 23 to the Consolidated Financial Statements in our Annual Report and in Note 18 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
Item 1A. Risk Factors
     You should consider carefully the risk factors below, and those presented in our Annual Report on Form 10-K for the year ended December 31, 2008, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
Negative conditions in the global credit markets may continue to impair the liquidity of a portion of our investment portfolio.
     As of March 31, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from

2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of March 31, 2009, we have classified $111.8 million of the ARS investment balance as Long-term Investments because of our inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.
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
     As part of the sale in 2002 of our ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). The Indemnity Escrow was scheduled to terminate in the third quarter of 2003, but prior to the scheduled termination, Experian demanded indemnification from us for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after our ownership of ConsumerInfo. Under the stock purchase agreement, pursuant to which we sold ConsumerInfo to Experian (the “Stock Purchase Agreement”), we could have elected to defend against the claims, but because the alleged conduct occurred both before and after the sale to Experian, we elected to rely on Experian to defend them, which they did. Substantially all of those claims have now been resolved.
     Under the terms of the Stock Purchase Agreement, our maximum potential liability for claims by Experian was capped at $29.25 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million on March 31, 2009. During 2008, Experian demanded $29.25 million in indemnity payments. We denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian will receive $7.4 million from the Indemnity Escrow and we will receive the balance of the escrow of $1.1 million.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Amendment of Credit Facility
     On May 6, 2009, the Company amended its revolving line of credit facility with CitiGroup Global Markets Inc. to extend the facility until May 21, 2009. The terms of the credit facility were previously disclosed in Part II, Item 5 of our Form 10-Q for the quarter ended March 31, 2008. See also Note 8 “Revolving Line of Credit” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q.
     This disclosure is intended to satisfy Items 1.01 and 2.03 of Form 8-K.

Item 6. Exhibits

Exhibits

10.1	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)

10.2	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)

10.3	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)

10.4	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ LEWIS R. BELOTE, III
Lewis R. Belote, III
Chief Financial Officer

Date: May 8, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)

10.2	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)

10.3	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)

10.4	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.