Form 10-Q
period 2009-06-30
MOVE INC
filed 2009-08-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 3, 2009, the registrant had 154,462,248 shares of its common stock outstanding.

     Move®, REALTOR.com®, Top Producer®, SeniorHousing.netTM, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,887	$108,935
Accounts receivable, net	12,022	12,833
Other current assets	11,386	11,399
Restricted cash	3,128	—

Total current assets	135,423	133,167

Property and equipment, net	21,178	21,934
Long-term investments	111,800	111,800
Goodwill, net	16,969	16,969
Intangible assets, net	3,674	3,933
Restricted cash	—	3,209
Other assets	1,629	995

Total assets	$290,673	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,032	$4,051
Accrued expenses	21,666	22,747
Deferred revenue	19,298	23,991
Obligations under capital leases	—	339
Line of credit	64,700	64,700

Total current liabilities	108,696	115,828

Other non-current liabilities	1,162	2,043

Total liabilities	109,858	117,871

Commitments and contingencies (see note 17)

Series B convertible preferred stock	108,902	106,297

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	153
Additional paid-in capital	2,101,441	2,089,964
Accumulated other comprehensive income	(17,176)	(17,183)
Accumulated deficit	(2,012,507)	(2,005,095)

Total stockholders’ equity	71,913	67,839

Total liabilities and stockholders’ equity	$290,673	$292,007

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$54,637	$61,437	$109,505	$123,379
Cost of revenue	12,804	11,214	25,451	22,649

Gross profit	41,833	50,223	84,054	100,730

Operating expenses:
Sales and marketing	21,387	23,140	42,149	47,266
Product and web site development	6,425	6,802	12,808	13,689
General and administrative	11,465	19,433	35,487	41,604
Amortization of intangible assets	108	197	259	394
Litigation settlement	975	—	975	—

Total operating expenses	40,360	49,572	91,678	102,953

Operating income (loss) from continuing operations	1,473	651	(7,624)	(2,223)

Interest income, net	314	1,521	449	3,578
Other income, net	386	109	491	180

Income (loss) from continuing operations before income taxes	2,173	2,281	(6,684)	1,535

Provision for income taxes	81	162	177	203

Income (loss) from continuing operations	2,092	2,119	(6,861)	1,332

Income (loss) from discontinued operations	107	(3,076)	(249)	(5,650)
Gain on disposition of discontinued operations	2,303	—	2,303	—

Net income (loss)	4,502	(957)	(4,807)	(4,318)

Convertible preferred stock dividend and related accretion	(1,307)	(1,272)	(2,605)	(2,537)

Net income (loss) applicable to common stockholders	$3,195	$(2,229)	$(7,412)	$(6,855)

Basic income (loss) per share applicable to common stockholders: (see note 11)
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Basic net income (loss) per share applicable to common stockholders	$0.02	$(0.01)	$(0.05)	$(0.05)

Diluted income (loss) per share applicable to common stockholders: (see note 11)
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Diluted net income (loss) per share applicable to common stockholders	$0.02	$(0.01)	$(0.05)	$(0.05)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 11)
Basic	152,920	151,551	153,019	151,383

Diluted	156,552	158,292	153,019	151,383

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Income (loss) from continuing operations	$(6,861)	$1,332
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation	5,287	5,512
Amortization of intangible assets	259	394
Provision for doubtful accounts	811	440
Loss on sale of property and equipment	—	51
Stock-based compensation and charges	12,411	5,503
Change in market value of embedded derivative liability	(536)	(155)
Other non-cash items	(56)	283

Changes in operating assets and liabilities:
Accounts receivable	(51)	2,116
Other assets	354	(2,865)
Accounts payable and accrued expenses	(1,774)	(760)
Deferred revenue	(4,701)	(1,092)

Net cash provided by continuing operating activities	5,143	10,759
Net cash used in discontinued operating activities	(1,225)	(4,366)

Net cash provided by operating activities	3,918	6,393

Cash flows from investing activities:
Purchases of property and equipment	(4,453)	(5,130)
Proceeds from sale of property and equipment	—	31
Maturities of short-term investments	—	1,800
Purchases of short-term investments	—	(21,552)

Net cash used in continuing investing activities	(4,453)	(24,851)
Net cash provided by discontinued investing activities	1,739	799

Net cash used in investing activities	(2,714)	(24,052)

Cash flows from financing activities:
Proceeds from exercise of stock options	70	972
Tax withholding related to net share settlements of restricted stock awards	(1,064)	—
Restricted cash	81	176
Payments on capital lease obligations	(339)	(1,002)

Net cash (used in) provided by financing activities	(1,252)	146

Change in cash and cash equivalents	(48)	(17,513)

Cash and cash equivalents, beginning of period	108,935	45,713

Cash and cash equivalents, end of period	$108,887	$28,200

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and the network is an important resource for consumers seeking the information and connections they need before, during and after a move. The Company’s flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.
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
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2,“Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted FSP 115-2/124-2 as of April 1, 2009 which did not have a material effect on the Company’s consolidated financial position or results of operations.

4. Discontinued Operations
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business, which had been reported as part of its Consumer Media segment. On April 15, 2008, the Company closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the three and six months ended June 30, 2009.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.25 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.25 million in indemnity payments. The Company denied liability and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the three and six months ended June 30, 2009.
     Pursuant to SFAS No. 144, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities” and “Net cash provided by discontinued investing activities.” Total revenue and income (loss) from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$4,094	$7,842	$9,609	$17,553
Total operating expenses	4,003	10,918	8,813	23,077
Impairment of long-lived assets	—	—	—	126
Restructuring charges	(16)	—	1,045	—

Income (loss) from discontinued operations	$107	$(3,076)	$(249)	$(5,650)

Gain on disposition of discontinued operations	$2,303	$—	$2,303	$—

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
     During the six months ended June 30, 2009, the Company incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and additional employee termination costs.

     A summary of activity for the three and six months ended June 30, 2009 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733
Change in estimates	(23)	—	(23)
Payments	(35)	(1,478)	(1,513)

Accrued restructuring at June 30, 2009	$—	$1,197	$1,197

     Substantially all of the remaining restructuring liabilities at June 30, 2009 will be paid in 2009.
6. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	June 30, 2009			December 31, 2008
		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value
Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

Total long-term investments	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with the Company’s investment policy. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2009, the Company has classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company also modified its investment strategy and increased its investments in more liquid money market and treasury bill investments. Citigroup Global Markets, Inc. (“CGMI”) was the Company’s investment advisor in connection with the investment in the ARS. On September 17, 2008, the Company commenced arbitration against CGMI before the Financial Industry Regulatory Authority (“FINRA”).
     The Company reviews its potential investment impairments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, FSP 115-2/124-2 and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period if the loss is due to the credit loss component with the remainder of the other-than-temporary impairment being recorded in other comprehensive income. An other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. The Company determined that any impairment to its ARS investments would be temporary and, as such, records any unrealized loss to other comprehensive income.
     The Company’s ARS investments were measured at fair value as of June 30, 2009 and 2008, respectively, and an unrealized loss of $8.4 million for the six months ended June 30, 2008 was included in other comprehensive income. See “Note 7 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments. As of June 30, 2009, the unrealized losses associated with the ARS investments have existed for longer than one year.

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
     Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurement at June 30, 2009
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$108,887	$108,887	$—	$—
Long-term investments (2)	111,800	—	—	111,800

Total assets at fair value	$220,687	$108,887	$—	$111,800

Liabilities:
Embedded derivative liability (3)	$64	$—	$—	$64

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of June 30, 2009. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was no change in the fair value of its ARS investments for the three and six month period ended June 30, 2009.

(3)	The embedded derivative liability, which is included within other liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2009	$111,800	$600
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	(90)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at March 31, 2009	$111,800	$510
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	(446)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at June 30, 2009	$111,800	$64

8. Revolving Line of Credit
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million with CGMI for a term of one year. On May 6, 2009, the line of credit was extended to May 21, 2009.
     Effective May 21, 2009, the Company entered into an amendment to its revolving line of credit facility with CGMI. The amendment extended the date by which the Company is required to repay outstanding principal advances to May 20, 2010 and revised the interest rate applicable to such advances. The per annum interest rate was revised to a rate equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) CGMI’s and its affiliates’ proprietary CGM Working Capital Rate. As of June 30, 2009, the interest rate was 2.32%.
     The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. As of June 30, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
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

	June 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain Names	$2,530	$515	$2,530	$514
Purchased technology	1,400	667	1,400	566
NAR operating agreement	1,578	1,127	1,578	1,052
Other	1,450	975	1,450	893

Total	$6,958	$3,284	$6,958	$3,025

     Amortization expense, excluding discontinued operations, for intangible assets was $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively.

     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2009 (remaining 6 months)	$214
2010	417
2011	416
2012	341
2013	99
10. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) and EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
     The Company grants restricted stock awards to members of its Board of Directors as compensation. During the six months ended June 30, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest, subject to certain terms and restrictions, one year from the grant date. Additionally, during the six months ended June 30, 2009, the Company granted 175,420 shares of restricted stock to all non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. There were 453,713 and 345,293 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of June 30, 2009 and 2008, respectively. Total cost recognized was $117,000 and $12,000 for the three months ended June 30, 2009 and 2008, respectively, and $265,000 and $108,000 for the six months ended June 30, 2009 and 2008, respectively. Total cost recognized for the three and six months ended June 30, 2008 are net of approximately $85,000 of costs reversed due to the forfeiture of restricted shares during the period. These costs are included in stock-based compensation and charges.
     During the six months ended June 30, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer as part of his employment agreement with the Company. These shares had a fair value of $2.7 million, with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The fair value of the first 700,000 shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over the respective vesting period. The officer returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. Total cost recognized during the three and six months ended June 30, 2009 was $0.3 million and $1.6 million, respectively, and is included in stock-based compensation and charges.
     During fiscal 2006 and 2007, the Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers. Based on the original terms of the awards, the officers were to earn shares of the Company’s stock based on the Company’s attainment of certain performance goals relating to its revenues and operating income (as defined by the Management Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the year ended December 31, 2007, the Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods of the original awards, reducing the original restricted stock units available for vesting based on 2008 performance by 50% for each of the executives, and revising the financial performance targets for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by the Company’s meeting those performance goals.
     As a result of the modification, pursuant to SFAS 123R, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed. Based on operating results for the year ended December 31, 2008, the financial performance targets were not achieved and, as a result, 2,027,000 restricted stock units were forfeited as of December 31, 2008. In addition, the Company no longer believes the performance goals established for 2009 are achievable, and there are no plans to modify those goals. As of June 30, 2009, there were 777,500 restricted stock units outstanding at a fair value of $3.6 million.

     During the six months ended June 30, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer. These awards will be earned based on the attainment of certain performance goals (as yet to be defined) relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of compensation for these units has therefore been deferred. As of June 30, 2009, the fair value of these restricted stock units was $1.1 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.02%-2.54%	3.03-3.41%	0.11%-2.54%	1.65%-3.41%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	85%	65%	85%	65%
     The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. During the three and six months ended June 30, 2009 and 2008, respectively, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company recorded a cumulative charge from the change in estimate which increased stock-based compensation expense by $0.2 million for the three months ended June 30, 2009. The Company recorded a cumulative benefit from the change in estimate which reduced stock-based compensation expense by $0.3 million for the six months ended June 30, 2009 and $0.7 million and $1.3 million for the three and six months ended June 30, 2008, respectively.
     During the six months ended June 30, 2009, the Company granted options to purchase 3,000,000 shares of the Company’s common stock to its new Chief Executive Officer. The fair value of these shares was $3.2 million. 750,000 shares were immediately vested with the remaining shares to vest monthly over a period of three years beginning on the first anniversary of the grant date. As a result, the Company recorded stock-based compensation of $0.7 million for the six months ended June 30, 2009.
     During the six months ended June 30, 2009, the Company accelerated the vesting for two former executive officers and extended the time to exercise for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expenses of $7.0 million for the six months ended June 30, 2009.
     During the six months ended June 30, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their separation agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million for the six months ended June 30, 2008.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenue	$46	$31	$83	$69
Sales and marketing	604	103	877	209
Product and web site development	187	84	327	269
General and administrative	552	1,790	11,124	4,956

Total from continuing operations	1,389	2,008	12,411	5,503
Total from discontinued operations	33	70	63	65

Total stock-based compensation and charges	$1,422	$2,078	$12,474	$5,568

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

11. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$2,092	$2,119	$(6,861)	$1,332
Income (loss) from discontinued operations	2,410	(3,076)	2,054	(5,650)

Net income (loss)	4,502	(957)	(4,807)	(4,318)
Convertible preferred stock dividend and related accretion	(1,307)	(1,272)	(2,605)	(2,537)

Net income (loss) applicable to common stockholders	$3,195	$(2,229)	$(7,412)	$(6,855)

Net income (loss) applicable to common stockholders from continuing operations	$785	$847	$(9,466)	$(1,205)
Net income (loss) applicable to common stockholders from discontinued operations	2,410	(3,076)	2,054	(5,650)

Net income (loss) applicable to common stockholders	$3,195	$(2,229)	$(7,412)	$(6,855)

Denominator:
Basic weighted average shares outstanding	152,920	151,551	153,019	151,383

Add: dilutive effect of options, warrants and restricted stock	3,632	6,741	—	—

Fully diluted weighted average shares outstanding	156,552	158,292	153,019	151,383

Basic income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Net income (loss)	$0.02	$(0.01)	$(0.05)	$(0.05)

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$0.01	$(0.06)	$(0.01)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Net income (loss)	$0.02	$(0.01)	$(0.05)	$(0.05)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes stock options, warrants and restricted stock of 46,146,288 and 63,796,627 for the three and six months ended June 30, 2009, respectively, and 63,195,830 for the three and six months ended June 30, 2008.
12. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$4,502	$(957)	$(4,807)	$(4,318)
Unrealized gain (loss) on marketable securities	1	2	(3)	(3)
Unrealized loss on non-current auction rate securities	—	—	—	(8,400)
Foreign currency translation	57	11	10	(81)

Other comprehensive income (loss)	$4,560	$(944)	$(4,800)	$(12,802)

13. Related-party Transactions
     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $1.1 million and $2.0 million in revenues for the three and six months ended June 30, 2009, respectively. The Company also makes payments to NAR required under its operating agreement with NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million and $0.9 million for the three and six months ended June 30, 2009 and 2008, respectively.

14. Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. The Company’s management evaluates performance and allocates resources based on two segments consisting of Real Estate Services for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them and Consumer Media for those products and services offered to other advertisers who are trying to reach those consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business, which had been reported as part of its Consumer Media segment and, as a result, the operating results of this business has been reclassified as discontinued operations for all periods presented. The sale of the Welcome Wagon business was completed in the second quarter of 2009.
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2009				June 30, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$49,011	$5,626	$—	$54,637	$54,214	$7,223	$—	$61,437
Cost of revenue	10,357	1,975	472	12,804	9,452	1,533	229	11,214

Gross profit (loss)	38,654	3,651	(472)	41,833	44,762	5,690	(229)	50,223

Sales and marketing	18,647	1,692	1,048	21,387	18,063	3,413	1,664	23,140
Product and web site development	5,300	500	625	6,425	5,841	337	624	6,802
General and administrative	4,513	549	6,403	11,465	6,630	1,317	11,486	19,433
Amortization of intangible assets	—	—	108	108	—	—	197	197
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	28,460	2,741	9,159	40,360	30,534	5,067	13,971	49,572

Operating income (loss) from continuing operations	$10,194	$910	$(9,631)	$1,473	$14,228	$623	$(14,200)	$651

	Six Months Ended
	June 30, 2009				June 30, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$99,548	$9,957	$—	$109,505	$110,008	$13,371	$—	$123,379
Cost of revenue	20,684	3,864	903	25,451	18,964	3,102	583	22,649

Gross profit (loss)	78,864	6,093	(903)	84,054	91,044	10,269	(583)	100,730

Sales and marketing	36,555	3,519	2,075	42,149	37,411	6,784	3,071	47,266
Product and web site development	10,655	1,037	1,116	12,808	11,605	788	1,296	13,689
General and administrative	8,990	1,005	25,492	35,487	16,254	2,727	22,623	41,604
Amortization of intangible assets	—	—	259	259	—	—	394	394
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	56,200	5,561	29,917	91,678	65,270	10,299	27,384	102,953

Operating income (loss) from continuing operations	$22,664	$532	$(30,820)	$(7,624)	$25,774	$(30)	$(27,967)	$(2,223)

15. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 and $82,000 was recorded in the three and six months ended June 30, 2009 and

2008, respectively. A reversal of $40,000 to the tax provision was recorded in the three months ended June 30, 2009 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and a $80,000 and $95,000 tax provision was recorded in the three and six months ended June 30, 2009, respectively, for state income taxes. An additional $121,000 tax provision was recorded in the three and six months ended June 30, 2008 for state income taxes.
     As of June 30, 2009, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three or six months ended June 30, 2009 and 2008. The tax years 1993-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
16. Settlement of Disputes and Litigation
     On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California alleging, among other things, that the Company breached a mutual nondisclosure agreement entered into between the Company and ActiveRain in connection with negotiations in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. On February 11, 2009, the parties entered into a settlement agreement in which the Company agreed to pay an immaterial amount, and the case was dismissed with prejudice.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Prior to the termination of the Indemnity Escrow, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo.
     On April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million which was included in Gain on disposition of discontinued operations in the Condensed Consolidated Statement of Operations.
     In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California (the “District Court”) asserting that he was the exclusive licensee of a patent involved in the case brought by Tren, and alleging the same infringement and seeking the same relief as in the Tren action. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff.
     On November 19, 2008, the District Court judge issued an order granting the Company’s motion for summary judgment as to non-infringement and invalidity based on indefiniteness and denied the other motions as moot. On March 4, 2009, the District Court entered final judgment in favor of the Company. Keithley and Tren appealed the District Court’s judgment with the U.S. Court of Appeals for the Federal Circuit and the Company cross-appealed.
     On May 22, 2009, the parties entered into an agreement resolving the patent infringement claims brought against the Company, NAR and NAHB. Pursuant to the agreement, the Company received a fully paid worldwide license to the patent at issue in the case for the consideration as reflected on the Condensed Consolidated Statements of Operations. The District Court dismissed with prejudice all claims against the Company, NAR and NAHB.
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
     CGMI was the Company’s investment advisor in connection with the Company’s investment in ARS. In February, 2008, the auctions for ARS failed and thereby rendered the Company’s investment illiquid (See Note 6). On September 17, 2008, the Company commenced an arbitration against CGMI before the FINRA by filing a Statement of Claim alleging breach of fiduciary duty, breach of contract and breach of contractual duty of good faith and fair dealing, violation of SEC Rule 10b-5 and FINRA Rule 2310, violation of SEC Rule 15c1-2, violation of the Investment Advisers Act, 15 U.S.C. Secs. 80b-1 et seq., and negligent misrepresentation. The Company is seeking that CGMI return the funds that the Company entrusted to CGMI, compensatory and punitive damages, pre and post judgment interest, attorneys’ fees, and other remedies the FINRA panel deems appropriate. The FINRA arbitration originally scheduled for August 2009 was postponed by the FINRA arbitrators by one month.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. CIVIX subsequently added Yahoo! Inc. as a defendant. The complaint alleges that the defendants, including the Company and NAR, infringe four CIVIX patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. The Company is defending both itself and NAR. In September 2007, the court stayed the case pending completion of reexamination of the patents in suit by the United States Patent and Trademark Office (“USPTO”). In June and July 2009, the USPTO indicated that it would allow certain claims, or amended claims, in three of the four patents in suit. Accordingly, the Company expects that the stay will be lifted and the litigation will resume. The Company intends to vigorously defend against the allegations made in the lawsuit. At this time, however, the Company is unable to estimate the effect of the continuation of this case on our results of operations or financial position.
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
18. Supplemental Cash Flow Information
     During the six month period ended June 30, 2009:
• The Company paid $904,000 in interest.
• The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.
• The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $85,000 and is being recognized over the vesting periods.
• The Company issued 175,420 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $368,000 and is being recognized over the three-year vesting period.
• The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009.
• The Company issued $2.0 million in additional Series B Preferred Stock as in-kind dividends.
During the six month period ended June 30, 2008:
• The Company paid $63,000 in interest.
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
• The Company issued $1.9 million in additional Series B Preferred Stock as in-kind dividends.

19. Subsequent Events
     In July 2009, the Company hired a new Chief Financial Officer. In connection with his employment contract, the Company issued 750,000 stock options, 225,000 restricted stock units and 150,000 restricted stock awards.
     In July 2009, the Company sold certain product lines associated with the Enterprise business for a sales price of $1.4 million.
     The Company has completed an evaluation of all subsequent events through August 6, 2009, which is the issuance date of these consolidated financial statements and concluded that no subsequent events, other than those described above, occurred that required recognition or disclosure.

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
Our Business
     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and the network is an important resource for consumers seeking the information and connections they need before, during and after a move. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business.
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 9.1 million consumers to our network per month during the six months ended June 30, 2009 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 multiple listing services (“MLSs”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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

Beginning in the second half of 2006, the market dynamics started to reverse. Interest rates rose and mortgage options began to decline. The housing market became saturated with new home inventory in many large metropolitan markets and the available inventory of resale homes began to climb as demand softened. The impact of the rise in interest rates caused demand for homes to decline in mid-2007. In the second half of 2007, the availability of mortgage financing became very sparse. The lack of liquidity coupled with increased supply of homes and declining prices had a significant impact on real estate professionals, our primary customers.

Throughout 2008, market conditions continued to decline and in late September of 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts have essentially stopped. Consumer confidence has declined and while mortgage rates have appeared to decline, the credit standards are perceived to be the tightest they have been in the last 15 years. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers appears steady, some of the medium and smaller businesses and agents have reduced expenses to remain in business and this has caused our growth rate to continue to decline and we have experienced a decline in revenue as we moved into 2009.

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
     During the six months ended June 30, 2009, we incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination and employee severance charges.
     A summary of activity for the quarter ended March 31, 2009 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733
Change in estimates	(23)	—	(23)
Payments	(35)	(1,478)	(1,513)

Accrued restructuring at June 30, 2009	$—	$1,197	$1,197

     Substantially all of the remaining restructuring liabilities at June 30, 2009 will be paid in 2009.
Discontinued Operations
     In the fourth quarter of 2007, we decided to divest our Homeplans business, which had been reported as part of our Consumer Media segment. On April 15, 2008, we closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business, which had been reported as part of our Consumer Media segment. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and recorded a $1.0 million note receivable. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the three and six months ended June 30, 2009.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.25 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.25 million in indemnity payments. The Company denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the three and six months ended June 30, 2009.
     Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflect the reclassification of our Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities” and “Net cash provided by discontinued investing activities.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$4,094	$7,842	$9,609	$17,553
Total operating expenses	4,003	10,918	8,813	23,077
Impairment of long-lived assets	—	—	—	126
Restructuring charges	(16)	—	1,045	—

Income (loss) from discontinued operations	$107	$(3,076)	$(249)	$(5,650)

Gain on disposition of discontinued operations	$2,303	$—	$2,303	$—

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2009, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Results of Operations
     Three Months Ended June 30, 2009 and 2008
     Revenue
     Revenue decreased $6.8 million, or 11%, to $54.6 million for the three months ended June 30 2009, compared to $61.4 million for the three months ended June 30, 2008. The decrease in revenue was due to decreases of $5.2 million in the Real Estate Services segment and $1.6 million in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased $1.6 million, or 14%, to $12.8 million for the three months ended June 30, 2009, compared to $11.2 million for the three months ended June 30, 2008. The increase was primarily due to higher product fulfillment costs of $0.8 million resulting from improvements made to the featured product lines, increased costs of $0.6 million associated with development services to NAR and other cost increases of $0.2 million.
     Gross margin percentage decreased to 77% for the three months ended June 30, 2009, compared to 82% for the three months ended June 30, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment and development services costs; and overall fixed overhead expenses being applied against lower revenues.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $1.7 million, or 7%, to $21.4 million for the three months ended June 30, 2009, compared to $23.1 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in online distribution costs of $2.0 million and other cost decreases of $0.3 million, partially offset by a $0.6 million increase in personnel related costs.

     Product and web site development. Product and web site development expenses decreased $0.4 million, or 6%, to $6.4 million for the three months ended June 30, 2009, compared to $6.8 million for the three months ended June 30, 2008 as a result of reduced outside consulting costs.
     General and administrative. General and administrative expenses decreased $7.9 million, or 41%, to $11.5 million for the three months ended June 30, 2009, compared to $19.4 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in personnel related costs of $4.5 million, including a $1.3 million decrease in non-cash stock based compensation, a $1.4 million decrease in legal costs, a $0.6 million decrease in consulting costs, a $0.5 million decrease in depreciation expense, a $0.4 million decrease in rent expense as a result of our restructuring efforts and other cost decreases of $0.5 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the three months ended June 30, 2009. There were no litigation settlement charges for the three months ended June 30, 2008. These settlements are discussed in Note 16, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Cost of revenue	$46	$31
Sales and marketing	604	103
Product and web site development	187	84
General and administrative	552	1,790

Total from continuing operations	$1,389	$2,008

     Stock-based compensation and charges decreased $0.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to fewer stock option grants and an increase in forfeitures.
     Interest Income, Net
     Interest income, net, decreased $1.2 million to $0.3 million for the three months ended June 30, 2009, compared to $1.5 million for the three months ended June 30, 2008, primarily due to decreases in interest yields on short-term and long-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, remained relatively constant for three months ended June 30, 2009 and 2008, respectively. Other income was generated primarily from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended June 30, 2009 and 2008, respectively. A reversal of $40,000 to the tax provision was recorded in the three months ended June 30, 2009 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and an $80,000 tax provision was recorded in the three months ended June 30, 2009 for state income taxes. An additional $121,000 tax provision was recorded in the three months ended June 30, 2008 for state income taxes.
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

     Segment Information
     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating expenses based upon internal accounting methods. Our management evaluates performance and allocates resources based on two segments consisting of Real Estate Services, for those products and services offered to industry professionals trying to reach new movers and manage their relationships with them, and Consumer Media, for those products and services offered to other advertisers who are trying to reach consumers in the process of a move. This is consistent with the data that is made available to our management to assess performance and make decisions. As described in the “Discontinued Operations” section above, we sold our Homeplans and Welcome Wagon® businesses and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2009				June 30, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$49,011	$5,626	$—	$54,637	$54,214	$7,223	$—	$61,437
Cost of revenue	10,357	1,975	472	12,804	9,452	1,533	229	11,214

Gross profit (loss)	38,654	3,651	(472)	41,833	44,762	5,690	(229)	50,223

Sales and marketing	18,647	1,692	1,048	21,387	18,063	3,413	1,664	23,140
Product and web site development	5,300	500	625	6,425	5,841	337	624	6,802
General and administrative	4,513	549	6,403	11,465	6,630	1,317	11,486	19,433
Amortization of intangible assets	—	—	108	108	—	—	197	197
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	28,460	2,741	9,159	40,360	30,534	5,067	13,971	49,572

Operating income (loss) from continuing operations	$10,194	$910	$(9,631)	$1,473	$14,228	$623	$(14,200)	$651

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
     Real Estate Services revenue decreased $5.2 million, or 10%, to $49.0 million for the three months ended June 30, 2009, compared to $54.2 million for the three months ended June 30, 2008 primarily due to a decrease in our REALTOR.com® and New Homes businesses. The REALTOR.com business experienced lower Featured HomesTM and listing enhancement revenue directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes business experienced a significant decrease in revenue resulting from the downturn in the new construction market. Real Estate Services revenue represented 90% of total revenue for the three months ended June 30, 2009, compared to 88% of total revenue for the three months ended June 30, 2008.
     Real Estate Services expenses decreased $1.2 million, or 3%, to $38.8 million for the three months ended June 30, 2009, compared to $40.0 million for the three months ended June 30, 2008. There was a $2.1 million decrease in general and administrative expenses primarily due to a $1.6 million decrease in personnel related expenses and other cost reductions of $0.5 million. Product and web site development expenses decreased $0.5 million primarily due to reduced outside consulting costs. These decreases were partially offset by an increase in cost of revenue of $0.9 million primarily due to an increase in product fulfillment costs associated with improvements to the Featured CommunityTM products and increased costs associated with development services to NAR. Sales and marketing expenses increased $0.5 million primarily due to increased personnel related costs of $1.0 million partially offset by decreased online distribution costs of $0.5 million.
     Real Estate Services generated operating income of $10.2 million for the three months ended June 30, 2009, compared to operating income of $14.2 million for the three months ended June 30, 2008, primarily due to reduced revenues discussed above.
     Consumer Media
     Consumer Media consists of on-line advertising products and lead generation tools including display, text-link and rich advertising positions, directory products, price quote tools and content sponsorships which we sell to businesses interested in reaching our targeted audience.
     Consumer Media revenue decreased $1.6 million, or 22%, to $5.6 million for the three months ended June 30, 2009, compared to $7.2 million for the three months ended June 30, 2008. The decrease was primarily generated by a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Consumer Media revenue represented 10% of total revenue for the three months ended June 30, 2009, compared to 12% of total revenue for the three months ended June 30, 2008.
     Consumer Media expenses decreased $1.9 million, or 29%, to $4.7 million for the three months ended June 30, 2009, compared to $6.6 million for the three months ended June 30, 2008. The decrease was primarily due to a $1.4 million decrease in online distribution costs and a $0.7 million decrease in personnel related costs, partially offset by increased lead generation costs.
     Consumer Media generated operating income of $0.9 million for the three months ended June 30, 2009, compared to $0.6 million for the three months ended June 30, 2008 primarily due to factors outlined above.
     Unallocated
     Unallocated expenses decreased $4.6 million, or 32%, to $9.6 million for the three months ended June 30, 2009, compared to $14.2 million for the three months ended June 30, 2008. The decrease was primarily due to a $2.4 million decrease in personnel related costs, including a $1.2 million decrease in non-cash stock based compensation, a $1.4 million decrease in legal costs, $0.4 million decrease in rent expense as a result of our restructuring efforts and other cost decreases of $0.4 million.
     Six Months Ended June 30, 2009 and 2008
     Revenue
     Revenue decreased $13.9 million, or 11%, to $109.5 million for the six months ended June 30, 2009, compared to $123.4 million for the six months ended June 30, 2008. The decrease in revenue was due to decreases of $10.5 million in the Real Estate Services segment and a $3.4 million decline in the Consumer Media segment. These changes by segment are explained in the segment information below.
     Cost of Revenue
     Cost of revenue increased $2.8 million, or 12%, to $25.4 million for the six months ended June 30, 2009 from $22.6 million for the six months ended June 30, 2008. The increase was primarily due to higher product fulfillment cost of $2.3 million resulting from improvements made to our featured product lines, increased costs of $1.2 million associated with development services to NAR and increased depreciation expense of $0.6 million associated with new storage hardware in our data center. These increases were partially offset by a decrease in personnel related costs of $1.1 million and other cost decreases of $0.2 million.
     Gross margin percentage decreased to 77% for the six months ended June 30, 2009, compared to 82% for the six months ended June 30, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment and development services costs; and overall fixed overhead expenses being applied against lower revenues.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $5.1 million, or 11%, to $42.2 million for the six months ended June 30, 2009, compared to $47.3 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in online distribution costs of $5.9 million and other cost decreases of $0.4 million, partially offset by increases in personnel related costs of $1.2 million.
     Product and web site development. Product and web site development expenses decreased approximately $0.9 million, or 6%, to $12.8 million for the six months ended June 30, 2009, compared to $13.7 million for the six months ended June 30, 2008 as a result of reduced outside consulting costs.
     General and administrative. General and administrative expenses decreased approximately $6.1 million, or 15%, to $35.5 million for the six months ended June 30, 2009, compared to $41.6 million for the six months ended June 30, 2008. The decrease was primarily due to a $6.3 million decrease in personnel related expenses, excluding non-cash stock-based compensation, primarily due to our restructuring efforts. Additionally, there was a $2.2 million decrease in legal fees, a $1.0 million decrease in outside consulting costs, a $0.9 million decrease in rent expense due to our restructuring efforts, a $0.8 million decrease in depreciation expense and other cost decreases of $0.9 million. These increases were partially offset by an increase in non-cash stock based compensation of $6.0 million primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested.
     Amortization of intangible assets. Amortization of intangible assets was approximately $0.3 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the six months ended June 30, 2009. There were no litigation settlement charges for the six months ended June 30, 2008. These settlements are discussed in Note 16, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cost of revenue	$83	$69
Sales and marketing	877	209
Product and web site development	327	269
General and administrative	11,124	4,956

Total from continuing operations	$12,411	$5,503

     Stock-based compensation and charges increased $6.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock option expense as a result of fewer option grants.
     Interest Income, Net
     Interest income, net, decreased $3.1 million to $0.5 million for the six months ended June 30, 2009, compared to $3.6 million for the six months ended June 30, 2008, primarily due to decreases in interest yields on short-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, remained relatively constant for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Other income was generated primarily from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $82,000 was recorded in the six months ended June 30, 2009 and 2008, respectively. A $95,000 tax provision was recorded in the six months ended June 30, 2009 for state income taxes. An additional $121,000 tax provision was recorded in the six months ended June 30, 2008 for state income taxes.

     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2009				June 30, 2008
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$99,548	$9,957	$—	$109,505	$110,008	$13,371	$—	$123,379
Cost of revenue	20,684	3,864	903	25,451	18,964	3,102	583	22,649

Gross profit (loss)	78,864	6,093	(903)	84,054	91,044	10,269	(583)	100,730

Sales and marketing	36,555	3,519	2,075	42,149	37,411	6,784	3,071	47,266
Product and web site development	10,655	1,037	1,116	12,808	11,605	788	1,296	13,689
General and administrative	8,990	1,005	25,492	35,487	16,254	2,727	22,623	41,604
Amortization of intangible assets	—	—	259	259	—	—	394	394
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	56,200	5,561	29,917	91,678	65,270	10,299	27,384	102,953

Operating income (loss) from continuing operations	$22,664	$532	$(30,820)	$(7,624)	$25,774	$(30)	$(27,967)	$(2,223)

     Real Estate Services
     Real Estate Services revenue decreased $10.5 million, or 10%, to $99.5 million for the six months ended June 30, 2009, compared to $110.0 million for the six months ended June 30, 2008 primarily due to a decrease in our REALTOR.com® and New Homes businesses. The REALTOR.com business experienced lower Featured HomesTM and listing enhancement revenue directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes business experienced a significant decrease in revenue resulting from the downturn in the new construction market. There was a modest decline in our Rentals product offerings. Real Estate Services revenue represented approximately 91% of total revenue for the six months ended June 30, 2009 compared to 89% for the six months ended June 30, 2008.
     Real Estate Services expenses decreased $7.3 million, or 9%, to $76.9 million for the six months ended June 30, 2009, compared to $84.2 million for the six months ended June 30, 2008. There was a $7.2 million decrease in general and administrative expenses primarily due to a $5.9 million decrease in personnel related costs, a $0.6 million decrease in depreciation expense and other cost decreases of $0.7 million. The decrease in personnel related expenses included $1.4 million associated with non-cash stock based compensation and $2.0 million of severance costs included in the six months ended June 30, 2008. Product and web site development cost decreased $1.0 million primarily due to reduced consulting costs. Sales and marketing costs decreased $0.9 million primarily due to a $2.8 million decrease in online distribution costs partially offset by a $1.9 million increase in personnel related costs. These decreases were partially offset by an increase in cost of revenue of $1.7 million primarily due to increased product fulfillment costs associated with improvements to the Featured CommunityTM products and increased costs associated with development services to NAR.
     Real Estate Services generated operating income of $22.7 million for the six months ended June 30, 2009, compared to operating income of $25.8 million for the six months ended June 30, 2008, primarily due to the decreased revenues discussed above.
     Consumer Media
     Consumer Media revenue decreased $3.4 million, or 25%, to $10.0 million for the six months ended June 30, 2009, compared to $13.4 million for the six months ended June 30, 2008. The decrease was primarily generated by a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Consumer Media revenue represented approximately 9% of total revenue for the six months ended June 30, 2009, compared to 11% for the six months ended June 30, 2008.
     Consumer Media expenses decreased $4.0 million, or 30%, to $9.4 million for the six months ended June 30, 2009, compared to $13.4 million for the six months ended June 30, 2008. The decrease was primarily due to a $3.0 million decrease in online distribution costs, a $1.6 million decrease in personnel related costs and other cost decreases of $0.3 million, partially offset by a $0.9 million increase in lead generation costs.
     Consumer Media generated an operating income of $0.5 million for the six months ended June 30, 2009, compared to a slight operating loss for the six months ended June 30, 2008, primarily due to factors outlined above.

     Unallocated
     Unallocated expenses increased $2.8 million, or 10%, to $30.8 million for the six months ended June 30, 2009, compared to $28.0 million for the six months ended June 30, 2008. The increase was primarily due to a $7.5 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and option granted to the new Chief Executive Officer that were immediately vested. Additionally, there was a litigation settlement charge of $1.0 million related to patent litigation. These increases were partially offset by a decrease in personnel related costs, net of non-cash stock based compensation and one-time severance costs, of $2.7 million, a decrease in legal costs of $2.2 million and a decrease of $0.8 million in rent expense as a result of our restructuring efforts.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $5.1 million for the six months ended June 30, 2009 was attributable to the net loss from continuing operations of $6.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $18.2 million offset by changes in operating assets and liabilities of $6.2 million.
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
     Net cash used in continuing investing activities of $4.5 million for the six months ended June 30, 2009 was due to capital expenditures.
     Net cash used in continuing investing activities of $24.9 million for the six months ended June 30, 2008 was primarily attributable to net purchases of short-term investments of $19.8 million and capital expenditures of $5.1 million.
     Net cash used in financing activities of $1.3 million for the six months ended June 30, 2009 was attributable to tax withholdings related to net share settlements of restricted stock awards of $1.1 million and payments on capital lease obligations of $0.3 million partially offset by proceeds from restricted cash and exercises of stock options aggregating $0.1 million.
     Net cash provided by financing activities of $0.1 million for the six months ended June 30, 2008 was attributable to proceeds from the exercise of stock options of $1.0 million and reductions in restricted cash of $0.1 million offset by payments on capital lease obligations of $1.0 million.
     We have generated positive operating cash flows in each of the last two years. We have no material financial commitments other than those under our loan agreement with Citigroup Global Markets, Inc. (“CGMI”), operating lease agreements, online distribution and marketing agreements and our operating agreement with NAR. We believe that existing funds, cash generated from operations, and existing sources of debt financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.
     As of June 30, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2009, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.

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
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million with CGMI for a term of one year. On May 6, 2009 the line of credit was extended to May 21, 2009. Effective May 21, 2009, we entered into an amendment to our revolving line of credit facility with CGMI. The amendment extended the date by which we are required to repay outstanding principal advances to May 20, 2010 and revised the interest rate applicable to such advances. The per annum interest rate was revised to a rate equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) CGMI’s and its affiliates’ proprietary CGM Working Capital Rate. As of June 30, 2009, the interest rate was 2.32%. The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. On September 4, 2008, as a result of our concerns about the fluctuating credit markets, we drew down $64.7 million under the line of credit to increase our cash position and preserve our financial flexibility. As of June 30, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
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
     As of June 30, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. All purchases of these auction rate securities were in compliance with our investment policy. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of June 30, 2009, we have classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.
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
Item 1A. Risk Factors
     You should consider carefully the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2008, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2009 Annual Meeting of Stockholders of the Company was convened on June 25, 2009 at 9:30 a.m. All directors to be elected by the holders of common stock and Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”), voting as a single class, were elected at this annual meeting for a one-year term. Notwithstanding the above, each director shall hold office until such director’s successor is elected and qualified, or until such director’s earlier death, resignation or removal. The proposal to elect seven directors to hold office for a term through the annual meeting in 2010 and until each of their successors has been duly elected and qualified received the following votes:

Geraldine B. Laybourne	— votes for	81,984,611
	— votes withheld	50,991,592
Steven H. Berkowitz	— votes for	132,154,640
	— votes withheld	821,563

Joe F. Hanauer	— votes for	132,140,344
	— votes withheld	835,860
V. Paul Unruh	— votes for	132,219,388
	— votes withheld	756,815
Bruce G. Willison	— votes for	130,284,960
	— votes withheld	2,691,244
William E. Kelvie	— votes for	130,881,093
	— votes withheld	2,095,111
Kenneth K. Klein	— votes for	132,189,850
	— votes withheld	786,354
     By virtue of its ownership of the sole outstanding share of Series A preferred stock of the Company, the NAR has the right to elect one of the Company’s directors. Effective as of the 2009 Annual Meeting of Stockholders held on June 25, 2009, the NAR elected Catherine B. Whatley to serve on the Company’s board of directors and to serve as a director until the annual meeting of stockholders to be held in 2010 or until her earlier death, resignation or removal.
     By virtue of their ownership of the outstanding shares of the Series B Preferred Stock, Elevation Partners, L.P. and its affiliate Elevation Employee Side Fund, LLC (together “Elevation”) are currently entitled to elect two directors (each, a “Series B Director”) pursuant to the Certificate of Designation of the Series B Preferred Stock. Effective as of the 2009 Annual Meeting of Stockholders held on June 25, 2009, Elevation re-elected Mr. Anderson and Mr. McNamee to serve as the Series B Directors until the annual meeting of stockholders to be held in 2010 or until their earlier death, resignation or removal.
     The shareholders also voted on a proposal to ratify the appointment of the Company’s independent auditors, Ernst & Young, LLP, for the fiscal year ending December 31, 2009. The results of the votes were as follows:

— votes for	132,748,915
— votes against	188,344
— votes abstained	38,942
Item 5. Other Information
     None
Item 6. Exhibits

Exhibits

10.1	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009.)

10.2	Amendment No. 2 dated May 21, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated May 6, 2008. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 28, 2009.)

10.3	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 7, 2009.)

10.4	Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 7, 2009.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: August 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009.)

10.2	Amendment No. 2 dated May 21, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated May 6, 2008. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 28, 2009.)

10.3	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 7, 2009.)

10.4	Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 7, 2009.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.