Form 10-K/A
period 2008-12-31
MOVE INC
filed 2009-11-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 000-26659
Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4438337 (I.R.S. Employer Identification No.)

910 East Hamilton Avenue Campbell, California (Address of Principal Executive Offices)	95008 (Zip Code)
Registrant’s telephone number, including area code:
(805) 557-2300
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE REGARDING RESTATEMENT
     This Form 10-K/A is an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009 (“the Original Filing”). This Form 10-K/A is being filed to restate our audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and for each of the quarters in fiscal 2008 and 2007, to reflect the effects of adjustments to stock-based compensation expense. These changes are more fully described in Note 26 of the audited consolidated financial statements included in Item 8 of this Form 10-K/A.
     As a result of identifying errors in stock-based compensation expense as explained below, we restated our audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in this Form 10-K/A, restated our unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in our Form 10-Q/A for the quarterly period ended March 31, 2009 and restated our unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in our Form 10-Q/A for the quarterly period ended June 30, 2009. The Form 10-Q/A for the quarterly period ended March 31, 2009 and Form 10-Q/A for the quarterly period ended June 30, 2009 are being filed with the SEC concurrently with this Form 10-K/A.
     All amendments and restatements to the financial statements affected are non-cash in nature.
     Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”). In the third quarter of 2009, the Company learned that the Software contained an error in how it calculated stock-based compensation expense and that the Software provider had a new version of the Software that was designed to correct this error. The Company upgraded to the new version of the Software and identified differences in the stock-based compensation expense of prior periods. After reviewing such differences, the Company identified an error in its accounting for stock-based compensation expense. The prior version of the Software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. As a result of identifying the error, on October 30, 2009, the Company concluded that accounting adjustments were necessary to correct certain previously issued financial statements. To correct these errors, the Company recorded increases in stock-based compensation expense of $1.6 million in fiscal 2008, $1.3 million in fiscal 2007 and $1.2 million in fiscal 2006, from amounts previously reported. An explanation of the errors and their impact on the Company’s financial statements is contained in Note 26 to the consolidated financial statements contained in Item 8 of this report.
     The following sections in this report have been amended as a result of the restatements:
     Part I:
Item 1A: Risk Factors, as to matters related to the restatements
     Part II:
Item 6: Selected Financial Data
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatements
Item 8: Financial Statements and Supplementary Data
Item 9A: Controls and Procedures, as to matters related to the restatements
     Part III:
Item 15: Exhibits and Financial Statement Schedules, as to the consent of our independent registered public accounting firm and the certifications filed as Exhibits 31.01, 31.02, 32.01 and 32.02
     For convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Filing. This Form 10K/A speaks as of the original filing date of the Original Filing and has not been updated to reflect other events occurring subsequent to the original filing date, including forward-looking statements and all items contained in this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. References to the Form 10-K herein shall refer to the Annual Report on Form 10-K/A filed on November 9, 2009.
     We have not amended and do not anticipate amending our Annual Report on Form 10-K for any years prior to fiscal year 2008, nor will we be amending any of our previously filed Quarterly Reports on Form 10-Q, except for those Quarterly Reports for the quarterly periods ended March 31, 2009 and June 30, 2009 (together referred to as “the FY2009 Form 10-Qs”) which are being filed concurrently with this Form 10K/A. The financial statements and other information that have been previously filed or otherwise reported for these periods should no longer be relied upon; all such prior information is superseded by the information in this Form 10-K/A, and the FY2009 Form 10-Qs.

MOVE, INC.
FORM 10-K/A
For the Fiscal Year Ended December 31, 2008
     This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K/A, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K/A are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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
     Display ad products. We provide numerous opportunities for real estate professionals to promote individual properties, themselves or their company brand. These products are priced based on geographic market and are sold as three, six or twelve month subscriptions:
•	Featured Homes™ allows agents or brokers to more prominently display a limited number of their property listings on the REALTOR.com® web site by presenting them first in certain searches of their respective zip codes;

•	Featured Agent™, Featured Company™ and Featured Community™ all provide the opportunity for agents or brokers to promote themselves and their services on REALTOR.com® in the form of banner advertising within a geographically targeted real estate audience; and

•	Featured CMA™ allows agents or brokers to present consumers with information about their local market conditions and, in the process, recognize the value of contacting them for professional consultation and assistance.
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
     We also offer Market Snapshot tm and Market Builder tm, products that allow real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot and Market Builder are currently purchased through an annual subscription and are available on a standalone basis, or bundled with 7i or 8i and other Top Producer products.
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
Item 1A. Risk Factors.
     You should consider carefully the following risk factors and other information included or incorporated by reference in this Form 10-K/A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
We have a history of net losses and could incur net losses in the future.
     Except for net income of $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993 including net losses of $29.2 million, $0.3 million and $7.9 million for the years ended December 31, 2008, 2007 and 2004, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to return to profitability.
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
     Our business and operations may subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 23, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements in Item 8 in this Form 10-K/A.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties:
     We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration
Principal executive and corporate office(C)(R)(M)	Westlake Village, CA	137,762	2010
Technology facility(C)(R)(M)	Phoenix, AZ	8,114	2017
Operations and customer service center(R)(M)	Scottsdale, AZ	46,182	2013
Product development and marketing(C)(R)(M)	Campbell, CA	29,767	2013
Welcome Wagon(R)(D)	Plainview, NY	48,148	2015
Top Producer®(R)	Richmond, Canada	47,114	2011
Enterprise(R)	Milwaukee, WI	16,817	2010
Sales offices(M)	Manhattan, NY	6,000	2012

(C — Corporate)	(R — Real Estate Services) (M — Consumer Media)( D — Discontinued Operations)
     We believe that our existing facilities and office space are adequate to meet current requirements.
Item 3. Legal Proceedings.
     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. See the disclosure regarding litigation included in Note 22, “Settlements of Disputes and Litigation — Settlement of Securities Class Action Lawsuit and Potential Obligations” and “Settlement and Resolution of Other Litigation,” and Note 23, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K/A, which are incorporated herein by reference. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

Dividends
     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. We are obligated to pay dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock is outstanding, the dividend will be paid “in-kind” in shares of Series B Preferred Stock. See Note 16, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of the Form 10-K/A for information regarding restrictions on our ability to pay dividends.
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
     For additional information regarding our equity compensation plans, see Note 15, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K/A.

Item 6. Selected Financial Data
     Information that has been previously filed or otherwise reported for the periods presented in this Item 6 is superseded by the information in this report, and the previously filed financial statements and related financial information and opinions of our independent registered public accounting firm contained in such reports should no longer be relied upon.
     You should read the following selected consolidated financial data together with the Consolidated Financial Statements and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K/A.
     The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon, Homeplans, Wyldfyre and CFT divisions as discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(As restated)(2)	(As restated)(2)	(As restated)(2)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue(1)	$242,069	$248,919	$238,752	$202,653	$168,263
Cost of revenue(1)	46,041	42,908	41,154	33,284	31,211

Gross profit	196,028	206,011	197,598	169,369	137,052
Operating expenses:
Sales and marketing(1)	93,531	89,954	86,765	70,151	68,840
Product and web site development(1)	26,342	34,656	31,969	21,257	15,111
General and administrative(1)	77,571	72,731	70,113	71,861	58,071
Amortization of intangible assets	756	761	699	1,296	5,601
Restructuring charges(1)	4,412	—	(278)	(1,331)	1,316
Impairment of long-lived assets(1)	1,670	4,824	—	—	—
Litigation settlement	—	3,900	—	1,750	2,168

Total operating expenses	204,282	206,826	189,268	164,984	151,107

Operating income (loss) from continuing operations	(8,254)	(815)	8,330	4,385	(14,055)
Interest income, net	5,687	9,852	7,250	2,351	673
Other income, net	1,091	1,493	17,274	530	935

Income (loss) from continuing operations before income taxes	(1,476)	10,530	32,854	7,266	(12,447)
Provision for income taxes	549	501	134	—	—

Income (loss) from continuing operations	(2,025)	10,029	32,720	7,266	(12,447)
Gain on disposition of discontinued operations	—	—	—	855	7,294
Loss from discontinued operations(1)	(27,165)	(10,345)	(11,863)	(7,576)	(2,733)

Net income (loss)	(29,190)	(316)	20,857	545	(7,886)
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)	(408)	—

Net income (loss) applicable to common stockholders	$(34,298)	$(5,293)	$15,998	$137	$(7,886)

Basic income (loss) per share applicable to common stockholders Continuing operations	$(0.05)	$0.03	$0.18	$0.05	$(0.09)
Discontinued operations	(0.18)	(0.07)	(0.08)	(0.05)	0.03

Basic income (loss) per share applicable to common stockholders	$(0.23)	$(0.03)	$0.11	$0.00	$(0.06)

Diluted income (loss) per share applicable to common stockholders Continuing operations	$(0.05)	$0.03	$0.17	$0.04	$(0.09)
Discontinued operations	(0.18)	(0.07)	(0.07)	(0.04)	0.03

Diluted income (loss) per share applicable to common stockholders	$(0.23)	$(0.03)	$0.10	$0.00	$(0.06)

Shares used in calculation of income (loss) per share
Basic	151,952	154,524	151,170	147,175	136,518

Diluted	151,952	154,524	163,394	182,548	136,518

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(As restated)(2)	(As restated)(2)	(As restated)(2)
	(In thousands)
Cost of revenue	$144	$130	$140	$—	$—
Sales and marketing	758	1,309	1,765	291	301
Product and web site development	566	1,181	1,339	—	—
General and administrative	10,857	12,380	12,510	824	518
Impairment of long-lived assets	—	570	—	—	—

Total from continuing operations	12,325	15,570	15,754	1,115	819
Total from discontinued operations	135	514	1,169	—	—

Total stock-based compensation and charges	$12,460	$16,084	$16,923	$1,115	$819

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$108,935	$175,613	$157,848	$152,322	$59,859
Total assets	292,007	282,528	285,949	249,026	150,504
Obligation under capital lease	339	2,167	4,071	1,005	2,765
Series B convertible preferred stock	106,297	101,189	96,212	91,349	—
Total stockholders’ equity	$67,839	$104,477	$101,452	$61,924	$57,393

(2)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.
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
     Business Trends and Conditions
     In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
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

These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008, it has caused our rate of growth to decline. While the advertising spend by many of the large agents and brokers online appears steady, some of the medium and smaller brokers and agents have reduced expenses to remain in business and this will cause our growth rate to decline further and possibly experience a decline in revenue as we move into 2009.

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
     Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K/A. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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
     We were able to generate moderate growth in 2006 and 2007, but our revenue declined slightly in 2008. Although our revenue grew significantly in our early history, you should not consider our historical growth indicative of future revenue levels or operating results. We have achieved net income in a few recent quarters in 2006 and 2007, but we did not achieve net income in any quarter of 2008 and we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors” of this Form 10-K/A. Pursuant to SFAS No. 144, our Consolidated Financial Statements for all periods presented reflects the classification of our Homeplans and Welcome Wagon® divisions as discontinued operations.

	Year Ended December 31,
	2008	2007	2006
	(As restated)(2)	(As restated)(2)	(As restated)(2)
	(In thousands)
Consolidated Statement of Operations Data:
Revenue	$242,069	$248,919	$238,752
Cost of revenue(1)	46,041	42,908	41,154

Gross profit	196,028	206,011	197,598
Operating expenses:
Sales and marketing(1)	93,531	89,954	86,765
Product and web site development(1)	26,342	34,656	31,969
General and administrative(1)	77,571	72,731	70,113
Amortization of intangible assets	756	761	699
Restructuring charges	4,412	—	(278)
Impairment of long-lived assets(1)	1,670	4,824	—
Litigation settlement	—	3,900	—

Total operating expenses	204,282	206,826	189,268

Operating income (loss) from continuing operations	(8,254)	(815)	8,330
Interest income, net	5,687	9,852	7,250
Other income, net	1,091	1,493	17,274

Income (loss) from continuing operations before income taxes	(1,476)	10,530	32,854
Provision for income taxes	549	501	134

Income (loss) from continuing operations	(2,025)	10,029	32,720
Loss from discontinued operations(1)	(27,165)	(10,345)	(11,863)

Net income (loss)	(29,190)	(316)	20,857
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(34,298)	$(5,293)	$15,998

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)
	(In thousands)
Cost of revenue	$144	$130	$140
Sales and marketing	758	1,309	1,765
Product and web site development	566	1,181	1,339
General and administrative	10,857	12,380	12,510
Impairment of long-lived assets	—	570	—

Total for continuing operations	12,325	15,570	15,754
Total for discontinued operations	135	514	1,169

Total stock-based compensation and charges	$12,460	$16,084	$16,923

(2)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.

	Year Ended December 31,
	2008	2007	2006
	(As Restated)	(As Restated)	(As Restated)
	(In thousands)
As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	19	17	17

Gross profit	81	83	83
Operating expenses:
Sales and marketing	39	36	37
Product and web site development	11	14	13
General and administrative	32	29	29
Amortization of intangible assets	—	—	—
Restructuring charges	2	—	—
Impairment of long-lived assets	1	2	—
Litigation settlement	—	2	—

Total operating expenses	84	83	79

Operating income (loss) from continuing operations	(3)	—	4
Interest income, net	2	4	3
Other income, net	—	—	7

Income (loss) from continuing operations before income taxes	(1)	4	14
Provision for income taxes	—	—	—

Income (loss) from continuing operations	(1)	4	14
Loss from discontinued operations	(11)	(4)	(5)

Net income (loss)	(12)	—	9
Convertible preferred stock dividend and related accretion	(2)	(2)	(2)

Net income (loss) applicable to common stockholders	(14)%	(2)%	7%

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
     General and Administrative. General and administrative expenses increased $4.8 million, or 7%, to $77.5 million for the year ended December 31, 2008, compared to $72.7 million for the year ended December 31, 2007. The increase was primarily due to an increase in outside legal fees of $6.7 million related to patent and other litigation partially offset by decreases in personnel related costs of $1.9 million, $1.5 million of which represented non-cash stock-based compensation.
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
     Litigation Settlement. There were no litigation settlement charges for the year ended December 31, 2008. The Company recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to the audited Consolidated Financial Statements contained in Item 8 of this Form 10-K/A.
     Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2008	2007
	(As restated)	(As restated)
Cost of revenue	$144	$130
Sales and marketing	758	1,309
Product and web site development	566	1,181
General and administrative	10,857	12,380
Impairment of long-lived assets	—	570

Total from continuing operations	$12,325	$15,570

     Stock-based compensation and charges decreased for the year ended December 31, 2008 primarily due to the vesting of significantly fewer stock options in the current year compared to prior year. Additionally, for the year ended December 31, 2007, there were one time charges for stock options and restricted stock issued to a new executive officer in 2007 that were immediately vested and impairment of long-lived assets associated with warrants. As of December 31, 2008, there was $22.8 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.3 years.
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

     Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2008 (As restated)				Year Ended December 31, 2007 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$217,233	$24,836	$—	$242,069	$220,546	$28,373	$—	$248,919
Cost of revenue	38,394	6,554	1,093	46,041	34,677	5,875	2,356	42,908

Gross profit (loss)	178,839	18,282	(1,093)	196,028	185,869	22,498	(2,356)	206,011
Sales and marketing	75,956	12,026	5,549	93,531	71,114	13,578	5,262	89,954
Product and web site development	21,763	1,750	2,829	26,342	27,030	5,994	1,632	34,656
General and administrative	27,851	4,015	45,705	77,571	27,782	4,358	40,591	72,731
Amortization of intangible assets	—	—	756	756	—	—	761	761
Restructuring charges	301	188	3,923	4,412	—	—	—	—
Litigation settlement	—	—	—	—	—	—	3,900	3,900
Impairment of long-lived assets	—	—	1,670	1,670	—	—	4,824	4,824

Total operating expenses	125,871	17,979	60,432	204,282	125,926	23,930	56,970	206,826

Operating income (loss) from continuing operations	$52,968	$303	$(61,525)	$(8,254)	$59,943	$(1,432)	$(59,326)	$(815)

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
     Real Estate Services revenue decreased $3.3 million, or 2%, to $217.2 million for the year ended December 31, 2008, compared to $220.5 million for the year ended December 31, 2007. The revenue decrease was primarily generated by a significant decrease in our HomeBuilder.com® business resulting from the downturn in the housing market. There were modest declines in the REALTOR.com® business primarily due to decreased Featured Homes™ revenue as a direct result of reduced purchasing by one large broker customer, partially offset by increased enhanced listing revenues and Featured CMA™ revenues. There were also modest declines in the Rentals business due to decreased featured listings revenues. These decreases were partially offset by an increase in revenue from our Top Producer® product offerings. Real Estate Services revenue represented approximately 90% of total revenue for the year ended December 31, 2008, compared to 89% of total revenue for the year ended December 31, 2007.
     Real Estate Services expenses increased $3.7 million, or 2%, to $164.3 million for the year ended December 31, 2008, compared to $160.6 million for the year ended December 31, 2007. There was a $4.8 million increase in sales and marketing costs primarily due to a $4.1 million increase in sales compensation costs and $0.7 million in other cost increases and a $3.7 million increase in cost of sales due to a $1.8 million increase in product fulfillment costs associated with improvements to the Featured Community™ products, a $1.0 million increase in depreciation expense associated with the new Top Producer 8i content management software, and a $0.9 million increase in personnel related costs. There was also a $0.3 million restructuring charge and other cost increases of $0.2 million. These increases were partially offset by a $5.3 million decrease in product and web site development costs primarily due to reduced personnel related and consulting costs.
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
Unallocated
     Unallocated expenses increased $2.2 million, or 4%, to $61.5 million for the year ended December 31, 2008, compared to $59.3 million for the year ended December 31, 2007. The increase was primarily due to a $6.7 million increase in outside legal costs associated with patent and other litigation, a $3.9 million restructuring charge, a $2.6 million increase in facilities costs related to new facilities in Northern California and Arizona and a $1.2 million increase in product and web site development costs for unallocated projects. These increases were partially offset by a $3.9 million decrease in litigation settlement charges, a $3.2 million decrease in impairment charges, a $2.2 million decrease in general and administrative primarily due to reduced personnel related costs, a $2.0 million decrease in consulting costs, a $0.8 million decrease in software maintenance costs and other cost decreases of $0.1 million.
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
     General and Administrative. General and administrative expenses increased $2.6 million, or 4%, to $72.7 million for the year ended December 31, 2007, compared to $70.1 million for the year ended December 31, 2006. The increase was primarily due to an increase of $4.8 million in personnel related costs, $1.2 million of which represented one-time severance costs for a key executive, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006, a $0.8 million charge taken for lease termination costs, and other cost increases of $0.9 million. These increases were partially offset by a $4.6 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006, and a $0.5 million decrease in non-cash stock-based compensation due to the reversal of $4.0 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.
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
     Litigation Settlement. The Company recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. There were no litigation settlement charges for the year ended December 31, 2006. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to our audited Consolidated Financial Statements contained in Item 8 of this Form 10-K/A.
     Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2007	2006
	(As restated)	(As restated)
Cost of revenue	$130	$140
Sales and marketing	1,309	1,765
Product and web site development	1,181	1,339
General and administrative	12,380	12,510
Impairment of long-lived assets	570	—

Total from continuing operations	$15,570	$15,754

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
Segment Information
     Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Year Ended December 31, 2007 (As restated)				Year Ended December 31, 2006 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total
Revenue	$220,546	$28,373	$—	$248,919	$208,339	$30,413	$—	$238,752
Cost of revenue	34,677	5,875	2,356	42,908	33,323	4,675	3,156	41,154

Gross profit (loss)	185,869	22,498	(2,356)	206,011	175,016	25,738	(3,156)	197,598
Sales and marketing	71,114	13,578	5,262	89,954	69,915	12,963	3,887	86,765
Product and web site development	27,030	5,994	1,632	34,656	25,083	2,657	4,229	31,969
General and administrative	27,782	4,358	40,591	72,731	30,113	3,478	36,522	70,113
Amortization of intangible assets	—	—	761	761	—	—	699	699
Restructuring charges	—	—	—	—	—	—	(278)	(278)
Litigation settlement	—	—	3,900	3,900	—	—	—	—
Impairment of long-lived assets	—	—	4,824	4,824	—	—	—	—

Total operating expenses	125,926	23,930	56,970	206,826	125,111	19,098	45,059	189,268

Operating income (loss) from continuing operations	$59,943	$(1,432)	$(59,326)	$(815)	$49,905	$6,640	$(48,215)	$8,330

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
Unallocated
     Unallocated expenses increased $11.1 million, or 23%, to $59.3 million for the year ended December 31, 2007, compared to $48.2 million for the year ended December 31, 2006. The increase was primarily due to one-time costs associated with a $4.8 million impairment charge and a $3.9 million litigation settlement. The remaining increase was associated with an increase of $5.6 million in personnel related costs, $1.5 million of which represented one-time severance costs for key executives, an increase of $1.2 million in insurance costs as a result of a one-time refund received in the year ended December 31, 2006, a $0.8 million charge taken for lease termination costs, a $0.5 million increase in depreciation expense related to equipment for the Company’s new data center, and other cost increases of $1.0 million. These increases were partially offset by a $6.2 million decrease in consulting costs, $3.2 million of which was due to the completion of the relocation of our data center in the year ended December 31, 2006 and a $0.5 million decrease in non-cash stock-based compensation due to the reversal of $2.5 million in previously recognized compensation expense associated with restricted stock unit grants, partially offset by additional expense due to one-time charges for stock options and restricted stock issued to a new executive officer that were immediately vested and new stock option grants.
Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $8.9 million for the year ended December 31, 2008 was attributable to net loss from continuing operations of $2.0 million plus non-cash expenses including depreciation, amortization of intangible assets, changes in market value of embedded derivative liability, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets and other non-cash items, aggregating to $26.4 million, offset by changes in operating assets and liabilities of approximately $15.5 million.
     Net cash provided by continuing operating activities of $28.4 million for the year ended December 31, 2007 was attributable to net income from continuing operations of $10.0 million plus non-cash expenses including depreciation, amortization of intangible assets, changes in market value of embedded derivative liability, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets and other non-cash items, aggregating to $30.6 million, offset by changes in operating assets and liabilities of approximately $12.2 million.
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
As described in Note 26, “Restatement of Previously Issued Consolidated Financial Statements”, the Company has restated its financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 to correct its accounting for stock-based compensation expense.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, except for the effects of the material weakness described in the sixth paragraph, as to which the date is November 9, 2009, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 4, 2009, except for Notes 2, 14, 15, 18, 21 and 26,
as to which the date is November 9, 2009

MOVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(As Restated)(1)	(As Restated)(1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,935	$45,713
Short-term investments	—	129,900
Accounts receivable, net of allowance for doubtful accounts of $3,716 and $3,687 at December 31, 2008 and 2007, respectively	12,833	15,645
Assets of discontinued operations	—	24,417
Other current assets	11,399	10,111

Total current assets	133,167	225,786

Property and equipment, net	21,934	29,930
Long-term investments	111,800	—
Goodwill, net	16,969	17,181
Intangible assets, net	3,933	5,011
Restricted cash	3,209	3,369
Other assets	995	1,251

Total assets	$292,007	$282,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,051	$4,337
Accrued expenses	22,747	28,446
Obligation under capital leases	339	1,894
Deferred revenue	23,991	34,975
Line of credit	64,700	—
Liabilities of discontinued operations	—	5,429

Total current liabilities	115,828	75,081

Obligation under capital leases	—	273
Other non-current liabilities	2,043	1,508

Total liabilities	117,871	76,862

Commitments and contingencies (Note 23)

Series B convertible preferred stock	106,297	101,189

Stockholders’ Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 153,082 and 151,355 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	153	151
Additional paid-in capital	2,094,135	2,078,619
Accumulated other comprehensive income	(17,183)	675
Accumulated deficit	(2,009,266)	(1,974,968)

Total stockholders’ equity	67,839	104,477

Total liabilities and stockholders’ equity	$292,007	$282,528

(1)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(In thousands, except per share amounts)

Revenue	$242,069	$248,919	$238,752
Cost of revenue	46,041	42,908	41,154

Gross profit	196,028	206,011	197,598
Operating expenses:
Sales and marketing	93,531	89,954	86,765
Product and web site development	26,342	34,656	31,969
General and administrative	77,571	72,731	70,113
Amortization of intangible assets	756	761	699
Restructuring charges	4,412	—	(278)
Impairment of long-lived assets	1,670	4,824	—
Litigation settlement	—	3,900	—

Total operating expenses	204,282	206,826	189,268

Operating income (loss) from continuing operations	(8,254)	(815)	8,330
Interest income, net	5,687	9,852	7,250
Other income, net	1,091	1,493	17,274

Income (loss) from continuing operations before income taxes	(1,476)	10,530	32,854
Provision for income taxes	549	501	134

Income (loss) from continuing operations	(2,025)	10,029	32,720
Loss from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss)	(29,190)	(316)	20,857
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(34,298)	$(5,293)	$15,998

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.05)	$0.03	$0.18
Discontinued operations	(0.18)	(0.07)	(0.08)

Basic income (loss) per share applicable to common stockholders	$(0.23)	$(0.03)	$0.11

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.05)	$0.03	$0.17
Discontinued operations	(0.18)	(0.07)	(0.07)

Diluted income (loss) per share applicable to common stockholders	$(0.23)	$(0.03)	$0.10

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	151,952	154,524	151,170

Diluted	151,952	154,524	163,394

(1)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A							Accumulated
	Convertible				Additional		Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital (1)	Stock	Charges	Income (loss)	Deficit (1)	Equity
	(In thousands)
Balance at January 1, 2006 — As previously reported	—	$—	149,201	$149	$2,047,456	$—	$(351)	$343	$(1,985,673)	$61,924
Comprehensive income (loss):
Net income (As restated)	—	—	—	—	—	—	—	—	20,857	20,857
Unrealized gain on marketable securities	—	—	—	—	—	—	—	14,820	—	14,820
Realized gain on marketable securities	—	—	—	—	—	—	—	(14,809)	—	(14,809)
Foreign currency translation	—	—	—	—	—	—	—	(28)	—	(28)

Comprehensive income (As restated)	—	—	—	—	—	—	—	(17)	20,857	20,840

Issuance of common stock under exercise of stock options	—	—	4,852	5	6,884	—	—	—	—	6,889
Issuance of restricted stock	—	—	110	—	—	—	—	—	—	—
Receipt of shares from escrow	—	—	—	—	—	(291)	—	—	—	(291)
Retirement of treasury shares	—	—	(47)	—	(291)	291	—	—	—	—
Stock-based compensation and charges (As restated)	—	—	—	—	16,949	—	—	—	—	16,949
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,859)	(4,859)
Reclassification of deferred compensation	—	—	—	—	(351)	—	351	—	—	—

Balance at December 31, 2006 (As restated)	—	$—	154,116	$154	$2,070,647	$—	$—	$326	$(1,969,675)	$101,452

Comprehensive income (loss):
Net income (As restated)	—	—	—	—	—	—	—	—	(316)	(316)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	14	—	14
Foreign currency translation	—	—	—	—	—	—	—	335	—	335

Comprehensive income (As restated)	—	—	—	—	—	—	—	349	(316)	33

Issuance of common stock under exercise of stock options	—	—	1,128	1	3,063	—	—	—	—	3,064
Issuance of restricted stock	—	—	357	—	500	—	—	—	—	500
Restricted stock surrendered for employee tax liability	—	—	(83)	—	(358)	—	—	—	—	(358)
Repurchase and retirement of common stock	—	—	(4,163)	(4)	(9,996)	—	—	—	—	(10,000)
Stock-based compensation and charges (As restated)	—	—	—	—	14,763	—	—	—	—	14,763
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(4,977)	(4,977)

Balance at December 31, 2007 (As restated)	—	$—	151,355	$151	$2,078,619	$—	$—	$675	$(1,974,968)	$104,477

Comprehensive income (loss):
Net loss (As restated)	—	—	—	—	—	—	—	—	(29,190)	(29,190)
Unrealized loss on auction rate securities	—	—	—	—	—	—	—	(17,600)	—	(17,600)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(18)	—	(18)
Realized gain on marketable securities	—	—	—	—	—	—	—	15	—	15
Foreign currency translation	—	—	—	—	—	—	—	(255)	—	(255)

Comprehensive loss (As restated)	—	—	—	—	—	—	—	(17,858)	(29,190)	(47,048)

Issuance of common stock under exercise of stock options	—	—	1,576	2	3,056	—	—	—	—	3,058
Issuance of restricted stock	—	—	291	—	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	(140)	—	—	—	—	—	—	—
Stock-based compensation and charges (As restated)	—	—	—	—	12,460	—	—	—	—	12,460
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	—	—	(5,108)	(5,108)

Balance at December 31, 2008 (As restated)	—	$—	153,082	$153	$2,094,135	$—	$—	$(17,183)	$(2,009,266)	$67,839

(1)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(In thousands)
Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(2,025)	$10,029	$32,720
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	11,246	9,978	9,280
Amortization of intangible assets	756	761	699
Provision for doubtful accounts	823	1,271	1,721
Stock-based compensation and charges	12,325	15,000	15,754
Impairment of long-lived assets	1,670	4,824	—
Gain on sales of property and equipment	(687)	(337)	—
Change in market value of embedded derivative liability	(411)	(1,052)	(1,074)
Other non-cash items	651	128	(307)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	1,965	(1,618)	(3,256)
Other assets	(557)	(3,574)	(14,456)
Accounts payable and accrued expenses	(6,067)	2,986	(15,177)
Deferred revenue	(10,834)	(9,973)	5,328

Net cash provided by continuing operating activities	8,855	28,423	31,232
Net cash used in discontinued operations	(7,334)	(4,660)	(7,819)

Net cash provided by operating activities	1,521	23,763	23,413

Cash flows from investing activities:
Purchases of property and equipment	(5,935)	(18,509)	(11,972)
Acquisitions, net	—	—	(9,572)
Purchases of short-term investments	(96,418)	(73,475)	(30,250)
Maturities of short-term investments	96,918	86,550	26,325
Purchases of intangible assets	—	(619)	(300)
Proceeds from the sale of marketable equity securities	27	15,743	—
Proceeds from the surrender of life insurance policies	—	5,200	—
Proceeds from sales of property and equipment	206	338	—

Net cash (used in) provided by investing activities of continuing operations	(5,202)	15,228	(25,769)
Net cash provided by (used in) investing activities of discontinued operations	813	(221)	(945)

Net cash (used in) provided by investing activities	(4,389)	15,007	(26,714)

Cash flows from financing activities:
Proceeds from exercise of stock options and share issuances under employee stock purchase plans	3,058	3,064	6,890
Proceeds from line of credit	64,700	—	—
Repurchases of company’s common stock	—	(10,000)	—
Payments on capital lease obligations	(1,828)	(1,904)	(2,735)
Restricted cash	160	910	747

Net cash provided by (used in) financing activities	66,090	(7,930)	4,902

Change in cash and cash equivalents	63,222	30,840	1,601

Cash and cash equivalents, beginning of period	45,713	14,873	13,272

Cash and cash equivalents, end of period	$108,935	$45,713	$14,873

(1)	See Note 26 “Restatement of Previously Issued Consolidated Financial Statements” to our Consolidated Financial Statements for a discussion of these adjustments.
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
     Fair Value — On January 1, 2008, the Company adopted the methods of fair value as described in Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. The Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
     Stock-based compensation expense from continuing operations recognized in accordance with SFAS 123R was $11.8 million, $17.6 million, and $11.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee stock options.
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

6. Fair Value Measurements
     Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$108,935	$108,935	$—	$—
Long-term investments (2)	111,800	—	—	111,800

Total assets at fair value	$220,735	$108,935	$—	$111,800

Liabilities:
Embedded derivative liability (3)	$600	$—	$—	$600

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $17.6 million which was deemed temporary and is included within comprehensive other income (loss) for the year ended December 31, 2008.

(3)	The embedded derivative liability, which is included within other non-current liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3 (1)	129,400	—
Total gains/losses realized/unrealized included in earnings	—	(411)
Total losses included in other comprehensive income	(17,600)	—
Purchases, sales, issuances and settlements, net	—	—

Balance at December 31, 2008	$111,800	$600

(1)	Based on the deteriorated market conditions of the Company’s ARS investments that were previously classified as available-for-sale, in the first quarter of 2008, the Company changed the fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.
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

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade name and trademarks. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, purchased technology and other miscellaneous agreements entered into in connection with business combinations and are amortized over expected periods of benefits. The Company wrote-off $0.3 million of indefinite-lived intangible assets associated with an abandoned business initiative and $0.3 million of fully amortized intangible assets that were no longer in use during the year ended December 31, 2008. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

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
     Summarized information, by segment, as excerpted from the internal management reports is as follows (in thousands):

	For the Year Ended December 31, 2008 (As restated)
	Real Estate	Consumer
	Services	Media	Unallocated	Total
Revenue	$217,233	$24,836	$—	$242,069
Cost of revenue	38,394	6,554	1,093	46,041

Gross profit (loss)	178,839	18,282	(1,093)	196,028
Sales and marketing	75,956	12,026	5,549	93,531
Product and web site development	21,763	1,750	2,829	26,342
General and administrative	27,851	4,015	45,705	77,571
Amortization of intangible assets	—	—	756	756
Restructuring charges	301	188	3,923	4,412
Impairment of long-lived assets	—	—	1,670	1,670

Total operating expenses	125,871	17,979	60,432	204,282

Operating income (loss) from continuing operations	$52,968	$303	$(61,525)	$(8,254)

	For the Year Ended December 31, 2007 (As restated)
	Real Estate	Consumer
	Services	Media	Unallocated	Total
Revenue	$220,546	$28,373	$—	$248,919
Cost of revenue	34,677	5,875	2,356	42,908

Gross profit (loss)	185,869	22,498	(2,356)	206,011
Sales and marketing	71,114	13,578	5,262	89,954
Product and web site development	27,030	5,994	1,632	34,656
General and administrative	27,782	4,358	40,591	72,731
Amortization of intangible assets	—	—	761	761
Impairment of long-lived assets	—	—	4,824	4,824
Litigation settlement	—	—	3,900	3,900

Total operating expenses	125,926	23,930	56,970	206,826

Operating income (loss) from continuing operations	$59,943	$(1,432)	$(59,326)	$(815)

	For the Year Ended December 31, 2006 (As restated)
	Real Estate	Consumer
	Services	Media	Unallocated	Total
Revenue	$208,339	$30,413	$—	$238,752
Cost of revenue	33,323	4,675	3,156	41,154

Gross profit (loss)	175,016	25,738	(3,156)	197,598
Sales and marketing	69,915	12,963	3,887	86,765
Product and web site development	25,083	2,657	4,229	31,969
General and administrative	30,113	3,478	36,522	70,113
Amortization of intangible assets	—	—	699	699
Restructuring charges	—	—	(278)	(278)

Total operating expenses	125,111	19,098	45,059	189,268

Operating income (loss) from continuing operations	$49,905	$6,640	$(48,215)	$8,330

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
     Stock-Based Compensation and Charges
     As noted in Note 26, the Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008 as it relates to its accounting for stock based compensation expense.
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
     During the years ended December 31, 2008, 2007 and 2006, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; these changes were the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates its uses in the determination of its stock-based compensation expense. The impact of changes to the forfeiture rates on non-cash compensation expense was immaterial.
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
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006
	(As restated)	(As restated)	(As restated)
Cost of revenue	$144	$130	$140
Sales and marketing	758	1,309	1,765
Product and web site development	566	1,181	1,339
General and administrative	10,857	12,380	12,510
Impairment of long lived assets	—	570	—

Total from continuing operations	12,325	15,570	15,754
Total from discontinued operations	135	514	1,169

Total stock-based compensation and charges	$12,460	$16,084	$16,923

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
     A summary of the Company’s non-vested stock options as of and for the three years ended December 31, 2008 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2005	12,429	$2.72
Granted	6,274	5.13
Vested	(4,738)	2.71
Forfeited	(1,985)	3.15

Non-vested options at December 31, 2006	11,980	$3.91
Granted	9,553	4.18
Vested	(6,219)	3.86
Forfeited	(2,223)	3.88

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2007	13,091	$4.13
Granted	5,459	2.06
Vested	(5,458)	3.91
Forfeited	(3,820)	4.18

Non-vested options at December 31, 2008	9,272	$3.02

     As of December 31, 2008, there was $22.8 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.3 years.
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
18. Net Income (Loss) per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For The Year Ended December 31,
	2008	2007	2006
	(As restated)	(As restated)	(As restated)
Numerator:
Income (loss) from continuing operations	$(2,025)	$10,029	$32,720
Loss from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss)	(29,190)	(316)	20,857
Convertible preferred stock dividend and related accretion	(5,108)	(4,977)	(4,859)

Net income (loss) applicable to common stockholders	$(34,298)	$(5,293)	$15,998

Net income (loss) applicable to common stockholders from continuing operations	$(7,133)	$5,052	$27,861
Net income (loss) applicable to common stockholders from discontinued operations	(27,165)	(10,345)	(11,863)

Net income (loss) applicable to common stockholders	$(34,298)	$(5,293)	$15,998

Denominator:
Basic weighted average shares outstanding	151,952	154,524	151,170
Dilutive effect of options, warrants and restricted stock	—	—	12,224

Fully diluted weighted average shares outstanding	151,952	154,524	163,394

Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.05)	$0.03	$0.18
Discontinued operations	(0.18)	(0.07)	(0.08)

Net income (loss)	$(0.23)	$(0.03)	$0.11

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.05)	$0.03	$0.17
Discontinued operations	(0.18)	(0.07)	(0.07)

Net income (loss)	$(0.23)	$(0.03)	$0.10

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
21. Income Taxes
     As a result of historical net operating losses, the Company has generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. Additionally, during the years ended December 31, 2008 and 2007, a tax provision was recorded due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. For the year ended December 31, 2008, a state tax provision was also recorded for various state jurisdictions. Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2008	2007	2006
Current:
Federal	$273	$334	$—
State	167	—	—

Total current provision	440	334	—

Deferred:
Federal	90	137	112
State	19	30	22

Total deferred provision	109	167	134

Provision for income taxes	$549	$501	$134

     The components of the deferred tax assets and related valuation allowance at December 31, 2008 and 2007 are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007
	(As restated)	(As restated)
Deferred tax assets:
Net operating loss carryforwards	$276,609	$273,508
Deferred expenses	6,346	4,322
Impairment charges	13,371	9,043
Amortization of acquired intangible assets	270	4,879
Other	14,418	12,282

	311,014	304,034
Less: valuation allowance	(311,014)	(304,034)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	(410)	(301)

Net deferred tax liability	$(410)	$(301)

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
     As a result of the adoption of SFAS No. 123R, the Company will recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2008, deferred tax assets do not include $60.2 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $60.2 million if and when such excess tax benefits are realized.
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
     The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2008		2007		2006
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Statutory rate applied to income before income taxes	$(502)	34%	$3,580	34%	11,170	34%
State taxes, net of federal tax benefit	252	(17)%	622	6%	1,993	6%
Permanent items	2,123	(144)%	1,385	13%	2,326	7%
Change in valuation allowance	(1,324)	90%	(5,086)	(48)%	(15,355)	(47)%

Total tax provision	$549	(37)%	$501	5%	$134	0%

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
     In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Associated of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. Specifically, Tren alleged that it owns a patent (U.S. Patent No. 5,584,025) on an application, method and system for tracking demographic customer information, including tracking information related to real estate and real estate demographics information, and that the Company has developed an infringing technology for the REALTOR.com® and HomeBuilder.com® web sites. Tren’s complaint sought an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and a permanent injunction against the Company using the technology. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California asserting that he was the exclusive licensee of U.S. Patent

No. 5,584,025, and alleging the same infringement and seeking the same relief as in the Tren action. On May 22, 2004, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Request for Reexamination of the patent at issue in these actions. The Keithley and Tren actions were stayed pending the reexamination proceeding. In August 2005, the USPTO confirmed the original claims of the patent and allowed additional claims. Accordingly, the stay in the Keithley action was lifted and the parties have agreed that the Keithley action should go forward. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. Keithley and Tren asserted that the patent is infringed by the websites www.Realtor.com, www.Move.com, www.Homebuilder.com, www.Rentnet.com, and www.Moving.com, and by Top Producer software and services as well as certain other websites formerly operated by the Company. In the discovery process, Plaintiffs limited their infringement assertions to www.realtor.com and www.move.com (which is alleged to include www.homestore.com, www.homebuilder.com, www.rentnet.com, www.springstreet.com and www.seniorhousingnet.com). On August 12, 2008, the U.S. Magistrate Judge presiding over all discovery matters in the Keithley action issued an Order for monetary sanctions (“Order for Sanctions”) against the Company. On August 26, 2008, the Company filed an objection to the Order for Sanctions with the U.S. District Court asking the court to reconsider and reverse the Magistrate Judge’s Order for Sanctions. On November 14, 2008, the U. S. District Court Judge upheld the Magistrate Judge’s Order for Sanctions and remanded the determination of the final amount of monetary sanctions to the Magistrate Judge for final determination. The Magistrate Judge has not issued her final ruling. On September 2, 2008, the Company filed a motion for sanctions against Keithley and on January 7, 2009, the Magistrate Judge ordered monetary sanctions against Keithley and Tren. On October 3, 2008, the Company filed motions for summary judgment of patent invalidity based on anticipation and obviousness, for non-infringement and invalidity based on indefiniteness, for a finding that any infringement was not willful, and for non-infringement by NAR and NAHB. On November 19, 2008, the U. S. District Court Judge issued an order granting the Company’s motion for summary judgment as to non-infringement and invalidity based on indefiniteness and denied the other motions as moot. The period within which Keithley and Tren may file an appeal of the summary judgment will not begin until after the Magistrate Judge issues her final ruling on the Order for Sanctions against the Company. The Company believes that the claims in the Keithley action are without merit and intends to vigorously defend the case. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
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
     Under the terms of the Stock Purchase Agreement, the Company’s maximum potential liability for claims by Experian is capped at $29.25 million less the balance in escrow, which amount was approximately $8.5 million on December 31, 2008. During 2008, Experian demanded $29.25 million in indemnity payments. The Company denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. The parties have agreed to settle the dispute, the economic terms of which are that Experian will receive $7.4 million from the escrow and the Company will receive the balance in the escrow. Further, the parties agreed to execute mutual general releases of all claims which, among other things, will have the effect of terminating the indemnification obligations of the Company and make Experian solely responsible for any unresolved third party claims for which indemnity could have been sought by Experian against the Company under the Stock Purchase Agreement. The parties are currently in the process of documenting this settlement agreement.
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
25. Quarterly Financial Data (unaudited)
     Provided below is the selected unaudited quarterly financial data for 2008 and 2007:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(As	(As	(As	(As	(As	(As	(As	(As
	Previously	Previously	Previously	Previously	Previously	Previously	Previously	Previously
	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)	Reported)
	(In thousands, except per share amounts)
Revenue	$61,942	$61,437	$61,240	$57,450	$60,443	$62,533	$63,380	$62,563
Cost of revenue	11,435	11,214	11,804	11,588	9,991	10,598	11,053	11,266

Gross profit	50,507	50,223	49,436	45,862	50,452	51,935	52,327	51,297
Operating expenses:
Sales and marketing	24,126	23,140	24,002	22,263	22,802	22,275	23,212	21,665
Product and web site development	6,887	6,802	6,821	5,832	8,775	9,223	8,615	8,043
General and administrative	22,171	19,433	18,534	15,807	18,222	14,528	20,479	18,205
Amortization of intangibles	197	197	188	174	181	189	194	197
Restructuring charges	—	—	4,014	398	—	—	—	—
Litigation settlement	—	—	—	—	—	—	3,900	—
Impairment of long-lived assets	—	—	—	1,670	—	—	—	4,824

Total operating expenses	53,381	49,572	53,559	46,144	49,980	46,215	56,400	52,934
Operating income (loss) from continuing operations	(2,874)	651	(4,123)	(282)	472	5,720	(4,073)	(1,637)
Interest income, net	2,057	1,521	1,261	848	2,313	2,503	2,567	2,469
Other income (expense)	71	109	959	(48)	774	(372)	676	415

Income (loss) from continuing operations before income taxes	(746)	2,281	(1,903)	518	3,559	7,851	(830)	1,247
Provision for income taxes	(41)	(162)	(110)	(236)	(84)	(169)	(169)	(79)

Income (loss) from continuing operations	(787)	2,119	(2,013)	282	3,475	7,682	(999)	1,168
Income (loss) from discontinued operations	(2,574)	(3,076)	(19,334)	(2,181)	(2,080)	(2,018)	(1,044)	(5,203)

Net income (loss)	(3,361)	(957)	(21,347)	(1,899)	1,395	5,664	(2,043)	(4,035)
Convertible preferred stock dividend	(1,265)	(1,272)	(1,282)	(1,289)	(1,232)	(1,241)	(1,248)	(1,256)

Net income (loss) applicable to common stockholders	$(4,626)	$(2,229)	$(22,629)	$(3,188)	$163	$4,423	$(3,291)	$(5,291)

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.01)	$0.01	$0.04	$(0.01)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.03)	$(0.01)	$(0.15)	$(0.02)	$0.00	$0.03	$(0.02)	$(0.03)

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.01)	$0.01	$0.04	$(0.01)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.03)	$(0.01)	$(0.15)	$(0.02)	$0.00	$0.03	$(0.02)	$(0.03)

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands, except per share amounts)
Revenue	$61,942	$61,437	$61,240	$57,450	$60,443	$62,533	$63,380	$62,563
Cost of revenue	11,435	11,214	11,804	11,588	9,991	10,598	11,053	11,266

Gross profit	50,507	50,223	49,436	45,862	50,452	51,935	52,327	51,297
Operating expenses:
Sales and marketing	24,126	23,140	24,002	22,263	22,802	22,275	23,212	21,665
Product and web site development	6,887	6,802	6,821	5,832	8,775	9,223	8,615	8,043
General and administrative	22,947	20,177	18,639	15,808	18,519	14,894	20,834	18,484
Amortization of intangibles	197	197	188	174	181	189	194	197
Restructuring charges	—	—	4,014	398	—	—	—	—
Litigation settlement	—	—	—	—	—	—	3,900	—
Impairment of long-lived assets	—	—	—	1,670	—	—	—	4,824

Total operating expenses	54,157	50,316	53,664	46,145	50,277	46,581	56,755	53,213
Operating income (loss) from continuing operations	(3,650)	(93)	(4,228)	(283)	175	5,354	(4,428)	(1,916)
Interest income, net	2,057	1,521	1,261	848	2,313	2,503	2,567	2,469
Other income (expense)	71	109	959	(48)	774	(372)	676	415

Income (loss) from continuing operations before income taxes	(1,522)	1,537	(2,008)	517	3,262	7,485	(1,185)	968
Provision for income taxes	41	162	110	236	84	169	169	79

Income (loss) from continuing operations	(1,563)	1,375	(2,118)	281	3,178	7,316	(1,354)	889
Income (loss) from discontinued operations	(2,574)	(3,076)	(19,334)	(2,181)	(2,080)	(2,018)	(1,044)	(5,203)

Net income (loss)	(4,137)	(1,701)	(21,452)	(1,900)	1,098	5,298	(2,398)	(4,314)
Convertible preferred stock dividend	(1,265)	(1,272)	(1,282)	(1,289)	(1,232)	(1,241)	(1,248)	(1,256)

Net income (loss) applicable to common stockholders	$(5,402)	$(2,973)	$(22,734)	$(3,189)	$(134)	$4,057	$(3,646)	$(5,570)

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.02)	$0.00	$(0.02)	$(0.01)	$0.01	$0.04	$(0.02)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.04)	$(0.02)	$(0.15)	$(0.02)	$0.00	$0.03	$(0.02)	$(0.04)

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.02)	$0.00	$(0.02)	$(0.01)	$0.01	$0.04	$(0.02)	$(0.00)
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income (loss)	$(0.04)	$(0.02)	$(0.15)	$(0.02)	$0.00	$0.02	$(0.02)	$(0.04)

26. Restatement of Previously Issued Consolidated Financial Statements
     During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense. The Company has restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in this Form 10-K/A as described below. In addition, the Company restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended June 30, 2009, all as filed with the Securities and Exchange Commission concurrently with this Form 10-K/A.

     Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”). During the three months ended September 30, 2009, the Company learned that the Software contained an error in how it calculated stock-based compensation expense and that the Software provider had a new version of the Software that was designed to correct this error. The Company upgraded to the new version of the Software and identified differences in the stock-based compensation expense of prior periods. After reviewing such differences, the Company concluded that there was an error in its accounting for stock-based compensation expense. The prior version of the Software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Thus, the accounting error relates to the timing of estimated stock-based compensation expense recognition. As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations in any period.
     The Company determined that the cumulative stock based compensation expense errors related to the fiscal years ended 2008, 2007 and 2006 totaled $4.2 million at December 31, 2008. To correct these errors, the Company has recorded additional stock based compensation expense of $1.6 million in 2008, $1.3 million in 2007 and $1.2 million in 2006. The cumulative effect of the stock-based compensation adjustments on the consolidated balance sheets for the years ended 2008, 2007 and 2006 was an increase in additional paid-in capital offset by a corresponding decrease in accumulated deficit which results in no net effect on stockholders’ equity.
     The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007, and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
     In the Consolidated Balance Sheet, the effect of the adjustment on Additional paid-in capital and Accumulated deficit as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31, 2008			December 31, 2007
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Additional paid in capital	$2,089,964	$4,171	$2,094,135	$2,076,074	$2,545	$2,078,619
Accumulated deficit	$(2,005,095)	$(4,171)	$(2,009,266)	$(1,972,423)	$(2,545)	$(1,974,968)

     In the Consolidated Statements of Operations, the effect of the adjustments for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands, except per share amounts):

	December 31, 2008			December 31, 2007			December 31, 2006
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Revenue	$242,069	$—	$242,069	$248,919	$—	$248,919	$238,752	$—	$238,752
Cost of revenue	46,041	—	46,041	42,908	—	42,908	41,154	—	41,154

Gross profit	196,028	—	196,028	206,011	—	206,011	197,598	—	197,598

Operating expenses:
Sales and marketing	93,531	—	93,531	89,954	—	89,954	86,765	—	86,765
Product and web site development	26,342	—	26,342	34,656	—	34,656	31,969	—	31,969
General and administrative	75,945	1,626	77,571	71,434	1,297	72,731	68,865	1,248	70,113
Amortization of intangible assets	756	—	756	761	—	761	699	—	699
Restructuring charges	4,412	—	4,412	—	—	—	(278)	—	(278)
Impairment of long-lived assets	1,670	—	1,670	4,824	—	4,824	—	—	—
Litigation settlement	—	—	—	3,900	—	3,900	—	—	—

Total operating expenses	202,656	1,626	204,282	205,529	1,297	206,826	188,020	1,248	189,268

Operating income (loss) from continuing operations	(6,628)	(1,626)	(8,254)	482	(1,297)	(815)	9,578	(1,248)	8,330
Interest income, net	5,687	—	5,687	9,852	—	9,852	7,250	—	7,250
Other income , net	1,091	—	1,091	1,493	—	1,493	17,274	—	17,274

Income (loss) from continuing operations before income taxes	150	(1,626)	(1,476)	11,827	(1,297)	10,530	34,102	(1,248)	32,854
Provision for income taxes	549	—	549	501	—	501	134	—	134

Income (loss) from continuing operations	(399)	(1,626)	(2,025)	11,326	(1,297)	10,029	33,968	(1,248)	32,720
Loss from discontinued operations	(27,165)	—	(27,165)	(10,345)	—	(10,345)	(11,863)	—	(11,863)

Net income (loss)	(27,564)	(1,626)	(29,190)	981	(1,297)	(316)	22,105	(1,248)	20,857
Convertible preferred stock dividend and related accretion	(5,108)	—	(5,108)	(4,977)	—	(4,977)	(4,859)	—	(4,859)

Net income (loss) applicable to common stockholders	$(32,672)	$(1,626)	$(34,298)	$(3,996)	$(1,297)	$(5,293)	$17,246	$(1,248)	$15,998

Basic income (loss) per share applicable to common stockholders:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$0.04	$(0.01)	$0.03	$0.19	$(0.01)	$0.18
Discontinued operations	(0.18)	—	(0.18)	(0.07)	—	(0.07)	(0.08)	—	(0.08)

Basic income (loss) per share applicable to common stockholders	$(0.22)	$(0.01)	$(0.23)	$(0.03)	$(0.00)	$(0.03)	$0.11	$(0.00)	$0.11

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$(0.04)	$(0.01)	$(0.05)	$0.04	$(0.01)	$0.03	$0.18	$(0.01)	$0.17
Discontinued operations	(0.18)	—	(0.18)	(0.07)	—	(0.07)	(0.07)	—	(0.07)

Diluted income (loss) per share applicable to common stockholders	$(0.22)	$(0.01)	$(0.23)	$(0.03)	$(0.00)	$(0.03)	$0.11	$(0.01)	$0.10

     In the Consolidated Statement of Cash Flows, the effect of the adjustment on Income (loss) from continuing operations and Stock-based compensation and charges for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	December 31, 2008			December 31, 2007			December 31, 2006
	As Previously			As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Income (loss) from continuing operations	$(399)	$(1,626)	$(2,025)	$11,326	$(1,297)	$10,029	$33,968	$(1,248)	$32,720

Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Stock based compensation and charges	$10,699	$1,626	$12,325	$13,703	$1,297	$15,000	$14,506	$1,248	$15,754

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.
     At the time that our Annual Report on Form 10-K for the year ended December 31, 2008 was originally filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. In connection with the restatement described in Note 26 to our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting (As Revised).” Based on this re-evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.
(b) Management’s Report on Internal Control Over Financial Reporting (As Revised)
     The management of Move, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
     Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or competence to perform the control effectively. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     In connection with the restatement discussed in Note 26 to the consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based upon this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weakness:
•	The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness exists in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2009 and June 30, 2009.
     We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

/s/ Steven H. Berkowitz
November 9, 2009	Steven H. Berkowitz
Chief Executive Officer

/s/ ROBERT J. KROLIK
November 9, 2009	Robert J. Krolik
Chief Financial Officer

(c) Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of the period covered by this Annual Report of Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
(d) Remedial Efforts to Address the Material Weakness
     Subsequent to the identification of the material weakness during the three months ended September 30, 2009, the Company has initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes adding a control procedure to test the calculation of the third-party stock-based compensation system reports on a quarterly basis and upon our upgrades to new versions of the software.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Move, Inc.
We have audited Move, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (As Revised). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our report dated March 4, 2009, we expressed an unqualified opinion that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria. As described in the following paragraph, the company subsequently identified material misstatements in its consolidated financial statements, which caused such consolidated financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weakness described in the following paragraph and concluded that the company’s internal control over financial reporting was not effective as of December 31, 2008. Accordingly, our opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s controls to calculate stock-based compensation expense. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated March 4, 2009, except for Notes 2, 14, 15, 18, 21 and 26, as to which the date is November 9, 2009.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Move, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
/s/ Ernst & Young LLP
Los Angeles, California
March 4, 2009, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 9, 2009

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
     (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.
     (2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.
     (3) Exhibits

Number	Exhibit Title
2.01	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)

3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)

3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)

3.02	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)

3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

3.04	RealSelect, Inc.’s Amended By-laws dated December 1999. (Incorporated by reference to Exhibit 3.07 of our Form 10-K for the year ended December 31, 1999 filed March 10, 2000.)

4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)

10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.02	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.03	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.04	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.05	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)

10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002.)

Number	Exhibit Title
10.08	Standard Office Lease Form, Westlake North Business Park dated March 7, 2000 between Westlake North Associates, LLC, and Homestore, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2000 filed April 2, 2001.)

10.09	First Amendment to Lease dated as of February 2001, between Westlake North Associates, LLC, and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 2007 filed February 29, 2008.)

10.10	Second Amendment to Lease dated as of July 3, 2001, between Westlake North Associates, LLC and homestore.com, Inc. for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K for the year ended December 31, 2007 filed February 29, 2008.)

10.11	Third Amendment to Lease dated September 27, 2007 between Arden Realty Limited Partnership and Move, Inc. for 30700 Russell Ranch Road, Westlake Village, California (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 2, 2007.)

10.12	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)

10.13	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(3)

10.14	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)

10.15	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan. (2)(3)

10.16	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(3)

10.17	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(3)

10.18	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 2002 Stock Incentive Plan. (2)(3)

10.19	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)

10.20	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

10.21	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

10.22	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

10.23	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

10.24	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(3)

10.25	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(3)

10.26	Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(3)

Number	Exhibit Title
10.27	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)

10.28	Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002. (2)(3)

10.29	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (2)(3)

10.30	2006 Executive Bonus Plan for W. Michael Long. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)

10.31	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)

10.32	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007.)(3)

10.33	Amendment dated December 19, 2008 to Offer letter to Lorna Borenstein dated April 26, 2007.(2)(3)

10.34	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein. (2)(3)

10.35	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)

10.36	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(3)

10.37	Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (2)(3)

10.38	2006 Executive Bonus Plan for Lewis R. Belote III. (Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)

10.39	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(3)

10.40	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)

10.41	Offer Letter dated October 7, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(3)

10.42	Realtor+ Top Producer 2006 Executive Bonus Plan for Allan D. Dalton. (Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)(3)

10.43	Letter Agreement between Move, Inc. and Allan Dalton dated April 30, 2007 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 3, 2007.)(3)

10.44	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)(3)

10.45	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)(3)

10.46	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)

10.47	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)

Number	Exhibit Title
10.48	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(3)

10.49	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (2)(3)

10.50	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009.(Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)(3)

10.51	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)(3)

10.52	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement.(Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed January 23, 2009.)(3)

10.53	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)

10.54	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.55	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.56	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.57	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.58	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)

10.59	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)

10.60	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(3)

10.61	Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)

10.62	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)

10.63	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)

Number	Exhibit Title
10.64	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)

10.65	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)

10.66	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)

10.67	Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (2)(3)

10.68	Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)

10.69	Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)

10.70	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (2)(3)

21.01	Subsidiaries of Move, Inc.(2)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(4)

24.01	Power of Attorney (included on signature pages to this report).(2)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

99.01	Schedule II — Valuation and Qualifying Accounts.(2)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009, to which this amendment applies.

(3)	Denotes management contracts and compensatory plans and arrangements.

(4)	Filed herewith.
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

Date: November 9, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Steven H. Berkowitz	Chief Executive Officer and Director	November 9, 2009
Steven H. Berkowitz

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT J. KROLIK	Chief Financial Officer	November 9, 2009
Robert J. Krolik

Additional Directors:

*	Chairman of the Board and Director	November 9, 2009
Joe F. Hanauer

*	Director	November 9, 2009
Fred D. Anderson

*	Director	November 9, 2009
William E. Kelvie

*	Director	November 9, 2009
Kenneth K. Klein

Signature	Title	Date

*	Director	November 9, 2009
Geraldine B. Laybourne

*	Director	November 9, 2009
Roger B. McNamee

*	Director	November 9, 2009
V. Paul Unruh

*	Director	November 9, 2009
Catherine Whatley

*	Director	November 9, 2009
Bruce G. Willison

* By:	/s/ James S. Caulfield
James S. Caulfield
Attorney-in-Fact for each of the persons indicated