Form 10-Q/A
period 2009-03-31
MOVE INC
filed 2009-11-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number 000-26659

Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

910 East Hamilton Avenue Campbell, California (Address of Principal Executive Offices)	95008 (Zip Code)
(805) 557-2300
(Registrant’s Telephone Number, including Area Code:)
30700 Russell Ranch Road
Westlake Village, California, 91362
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

EXPLANATORY NOTE REGARDING RESTATEMENT
     This Form 10-Q/A is an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009 (“the Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 to reflect the effects of adjustments to stock-based compensation expense. These changes are more fully described in Note 2 of the condensed consolidated financial statements included in this Form 10-Q/A.
     As a result of identifying errors in stock-based compensation expense as explained below, we restated our audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in our Form 10-K/A for the fiscal year ended December 31, 2008, restated our unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 in our Form 10-Q/A for the quarterly period ended June 30, 2009 and restated our unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in this Form 10-Q/A. The Form 10-K/A for the fiscal year ended December 31, 2008 and Form 10-Q/A for the quarterly period ended June 30, 2009 are being filed with the SEC concurrently with this Form 10-Q/A.
     All amendments and restatements to the financial statements affected are non-cash in nature.
     Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”). In the third quarter of 2009, the Company learned that the Software contained an error in how it calculated stock-based compensation expense and that the Software provider had a new version of the Software that was designed to correct this error. The Company upgraded to the new version of the Software and identified differences in the stock-based compensation expense of prior periods. After reviewing such differences, the Company identified an error in its accounting for stock-based compensation expense. The prior version of the Software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. As a result of identifying the error, on October 30, 2009, the Company concluded that accounting adjustments were necessary to correct certain previously issued financial statements. To correct these errors, the Company recorded a $0.4 million decrease in stock based compensation expense for the three months ended March 31, 2009 and a $0.8 million increase in stock based compensation for the three months ended March 31, 2008, from amounts previously reported. An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
     The following sections of this Form 10-Q/A have been amended as a result of the restatements:
     Part I:
Item 1. Condensed Consolidated Financials Statements and Notes thereto
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as to matters related to the restatements
Item 4. Controls and Procedures, as to matters related to the restatements
     Part II:
Item 6. Exhibits, as to the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2
     For convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Filing. This Form 10-Q/A speaks as of the original filing date of the Original Filing and has not been updated to reflect other events occurring subsequent to the original filing date, including forward-looking statements and all items contained in this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. References to the Form 10Q herein shall refer to this Form 10-Q/A filed on November 9, 2009 and references to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 herein shall refer to the Annual Report on Form 10-K/A filed on November 9, 2009.

     Move®, REALTOR.com®, Top Producer®, Welcome Wagon®, SeniorHousing.netTM, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q/A contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(As restated)(1)	(As restated)(1)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$111,156	$108,935
Accounts receivable, net	11,565	12,833
Other current assets	12,535	11,399

Total current assets	135,256	133,167

Property and equipment, net	21,378	21,934
Long-term investments	111,800	111,800
Goodwill, net	16,969	16,969
Intangible assets, net	3,782	3,933
Restricted cash	3,199	3,209
Other assets	874	995

Total assets	$293,258	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,497	$4,051
Accrued expenses	27,421	22,747
Deferred revenue	21,174	23,991
Obligations under capital leases	88	339
Line of credit	64,700	64,700

Total current liabilities	116,880	115,828

Other non-current liabilities	1,605	2,043

Total liabilities	118,485	117,871

Commitments and contingencies (see note 18)

Series B convertible preferred stock	107,595	106,297

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	154	153
Additional paid-in capital	2,103,746	2,094,135
Accumulated other comprehensive income	(17,234)	(17,183)
Accumulated deficit	(2,019,488)	(2,009,266)

Total stockholders’ equity	67,178	67,839

Total liabilities and stockholders’ equity	$293,258	$292,007

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(As restated)(1)	(As restated)(1)
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$54,868	$61,942
Cost of revenue	12,647	11,435

Gross profit	42,221	50,507

Operating expenses:
Sales and marketing	20,762	24,126
Product and web site development	6,383	6,887
General and administrative	23,637	22,947
Amortization of intangible assets	151	197

Total operating expenses	50,933	54,157

Operating loss from continuing operations	(8,712)	(3,650)
Interest income, net	135	2,057
Other income, net	105	71

Loss from continuing operations before income taxes	(8,472)	(1,522)
Provision for income taxes	96	41

Loss from continuing operations	(8,568)	(1,563)
Loss from discontinued operations	(356)	(2,574)

Net loss	(8,924)	(4,137)
Convertible preferred stock dividends and related accretion	(1,298)	(1,265)

Net loss applicable to common stockholders	$(10,222)	$(5,402)

Basic loss per share applicable to common stockholders: (see note 12)
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	(0.00)	(0.02)

Basic loss per share applicable to common stockholders	$(0.07)	$(0.04)

Diluted loss per share applicable to common stockholders: (see note 12)
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	(0.00)	(0.02)

Diluted loss per share applicable to common stockholders	$(0.07)	$(0.04)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic	153,119	151,215

Diluted	153,119	151,215

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(As restated)(1)	(As restated)(1)
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Loss from continuing operations	$(8,568)	$(1,563)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	2,619	2,629
Amortization of intangible assets	151	197
Provision for doubtful accounts	542	241
Stock-based compensation and charges	10,637	4,271
Change in market value of embedded derivative liability	(90)	(78)
Other non-cash items	(20)	294

Changes in operating assets and liabilities:
Accounts receivable	675	843
Other assets	(1,029)	(281)
Accounts payable and accrued expenses	2,920	(1,050)
Deferred revenue	(2,821)	1,431

Net cash provided by continuing operating activities	5,016	6,934
Net cash used in discontinued operating activities	(468)	(2,129)

Net cash provided by operating activities	4,548	4,805

Cash flows from investing activities:
Purchases of property and equipment	(2,097)	(3,370)
Proceeds from sales of property and equipment	2	—
Maturities of short-term investments	—	150
Purchases of short-term investments	—	(21,494)

Net cash used in continuing investing activities	(2,095)	(24,714)
Net cash used in discontinued investing activities	—	(107)

Net cash used in investing activities	(2,095)	(24,821)

Cash flows from financing activities:
Proceeds from exercise of stock options	9	759
Restricted cash	10	180
Payments on capital lease obligations	(251)	(496)

Net cash provided by (used in) financing activities	(232)	443

Change in cash and cash equivalents	2,221	(19,573)

Cash and cash equivalents, beginning of period	108,935	45,713

Cash and cash equivalents, end of period	$111,156	$26,140

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
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
2. Restatement
     During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense. The Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended June 30, 2009 and restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in this Form 10-Q/A as described below.
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
     As a result, the Company has restated the accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 to reflect the restatement of stock-based compensation expense. The Company recorded a $0.4 million decrease in stock based compensation expense for the three months ended March 31, 2009 and a $0.8 million increase in stock based compensation for the three months ended March 31, 2008, from amounts previously reported. The Condensed Consolidated Balance Sheet also reflects the cumulative restatement of adjustments made as of March 31, 2009.
     The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008.
     In the Condensed Consolidated Balance Sheet, the effect of the adjustment on Additional paid-in capital and Accumulated deficit as of March 31, 2009 was as follows (in thousands):

	March 31, 2009
	As Previously
	Reported	Adjustment	As Restated
Additional paid in capital	$2,099,960	$3,786	$2,103,746
Accumulated deficit	$(2,015,702)	$(3,786)	$(2,019,488)

     In the Condensed Consolidated Statement of Operations, the effect of the adjustments for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2009			2008
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Revenue	$54,868	$—	$54,868	$61,942	$—	$61,942
Cost of revenue	12,647	—	12,647	11,435	—	11,435

Gross profit	42,221	—	42,221	50,507	—	50,507

Operating expenses:
Sales and marketing	20,762	—	20,762	24,126	—	24,126
Product and web site development	6,383	—	6,383	6,887	—	6,887
General and administrative	24,022	(385)	23,637	22,171	776	22,947
Amortization of intangible assets	151	—	151	197	—	197

Total operating expenses	51,318	(385)	50,933	53,381	776	54,157

Operating income (loss) from continuing operations	(9,097)	385	(8,712)	(2,874)	(776)	(3,650)
Interest income, net	135	—	135	2,057	—	2,057
Other income, net	105	—	105	71	—	71

Loss from continuing operations before income taxes	(8,857)	385	(8,472)	(746)	(776)	(1,522)
Provision for income taxes	96	—	96	41	—	41

Loss from continuing operations	(8,953)	385	(8,568)	(787)	(776)	(1,563)
Loss from discontinued operations	(356)	—	(356)	(2,574)	—	(2,574)

Net loss	(9,309)	385	(8,924)	(3,361)	(776)	(4,137)
Convertible preferred stock dividend and related accretion	(1,298)	—	(1,298)	(1,265)	—	(1,265)

Net loss applicable to common stockholders	$(10,607)	$385	$(10,222)	$(4,626)	$(776)	$(5,402)

Basic and diluted net loss per share applicable to common stockholders:
Continuing operations	$(0.07)	$0.00	$(0.06)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	(0.00)	—	(0.00)	(0.02)	—	(0.02)

Basic and diluted net loss per share applicable to common stockholders	$(0.07)	$0.00	$(0.07)	$(0.03)	$(0.01)	$(0.04)

     In the Condensed Consolidated Statement of Cash Flows, the effect of the adjustment on Loss from continuing operations and Stock-based compensation and charges for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	For the Three Months Ended March 31, 2009
	As Previously
	Reported	Adjustment	As Restated

Loss from continuing operations	$(8,953)	$385	$(8,568)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Stock based compensation and charges	$11,022	$(385)	$10,637

	For the Three Months Ended March 31, 2008
	As Previously
	Reported	Adjustment	As Restated
Loss from continuing operations	$(787)	$(776)	$(1,563)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Stock based compensation and charges	$3,495	$776	$4,271
3. Basis of Presentation
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2008, which was filed with the SEC on November 9, 2009. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
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

6. Restructuring Charges
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
11. Stock-Based Compensation and Charges
     As noted in Note 2, the Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in this Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in its Form 10-Q/A as it relates to its accounting for stock based compensation expense.
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

     During the three months ended March 31, 2009, the Company accelerated the vesting for two former executive officers and extended the time to exercise for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expenses of $7.2 million for the three months ended March 31, 2009.
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
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(As restated)	(As restated)
Cost of revenue	$37	$38
Sales and marketing	273	106
Product and web site development	140	185
General and administrative	10,187	3,942

Total from continuing operations	10,637	4,271
Total from discontinued operations	30	(5)

Total stock-based compensation and charges	$10,667	$4,266

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
12. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
	(As restated)	(As restated)
Numerator:
Loss from continuing operations	$(8,568)	$(1,563)
Loss from discontinued operations	(356)	(2,574)

Net loss	(8,924)	(4,137)
Convertible preferred stock dividend and related accretion	(1,298)	(1,265)

Net loss applicable to common stockholders	$(10,222)	$(5,402)

Loss applicable to common stockholders from continuing operations	$(9,866)	$(2,828)
Loss applicable to common stockholders from discontinued operations	(356)	(2,574)

Loss applicable to common stockholders	$(10,222)	$(5,402)

Denominator:
Basic weighted average shares outstanding	153,119	151,215
Add: dilutive effect of options, warrants and restricted stock	—	—

Diluted weighted average shares outstanding	153,119	151,215

Basic and diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.06)	$(0.02)
Discontinued operations	(0.00)	(0.02)

Net income (loss) applicable to common stockholders	$(0.07)	$(0.04)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock, stock options and warrants of 64,835,168 and 63,602,060 for the three months ended March 31, 2009 and 2008, respectively.

13. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(As restated)	(As restated)
Net loss	$(8,924)	$(4,137)
Unrealized loss on marketable securities	(4)	(5)
Unrealized loss on non-current auction rate securities	—	(8,400)
Foreign currency translation	(47)	(92)

Other comprehensive loss	$(8,975)	$(12,634)

14. Related-party Transactions
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
15. Segment Information
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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	March 31, 2009 (As restated)				March 31, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$50,537	$4,331	$—	$54,868	$55,794	$6,148	$—	$61,942
Cost of revenue	10,327	1,889	431	12,647	9,512	1,569	354	11,435

Gross profit (loss)	40,210	2,442	(431)	42,221	46,282	4,579	(354)	50,507

Sales and marketing	17,908	1,827	1,027	20,762	19,348	3,371	1,407	24,126
Product and web site development	5,355	537	491	6,383	5,764	451	672	6,887
General and administrative	4,477	456	18,704	23,637	9,624	1,410	11,913	22,947
Amortization of intangible assets	—	—	151	151	—	—	197	197

Total operating expenses	27,740	2,820	20,373	50,933	34,736	5,232	14,189	54,157

Operating income (loss) from continuing operations	$12,470	$(378)	$(20,804)	$(8,712)	$11,546	$(653)	$(14,543)	$(3,650)

16. Income Taxes
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
17. Settlement of Disputes and Litigation
     On August 2, 2007, ActiveRain Corp. (“ActiveRain”) sued the Company in the United States District Court, Central District of California (the “Court”) for violation of the California Uniform Trade Secrets Act, breach of contract, unjust enrichment, promissory and/or equitable estoppel, unfair competition, violation of the Washington Unfair Business Practices statute and fraud. ActiveRain alleged that the Company breached a mutual nondisclosure agreement entered into between the Company and ActiveRain in connection with negotiations in early 2007 for the potential acquisition of ActiveRain by the Company. The discussions were terminated by the Company prior to entering into a definitive acquisition agreement. ActiveRain sought to recover monetary damages, including exemplary damages, attorney’s fees and interest, as well as to enjoin the Company from using what ActiveRain alleged was its confidential information. On February 11, 2009, the parties entered into a settlement agreement in which the Company agreed to pay an immaterial amount, and on February 18, 2009 filed a Stipulation of Dismissal with Prejudice in the Court.
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
18. Commitments and Contingencies
Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (“Annual Report”) and below in this Note 18. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
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
19. Supplemental Cash Flow Information
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q/A and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q/A are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q/A, as well as those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q/A should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2008.
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
     A summary of activity for the quarter ended March 31, 2009 related to these restructuring plans is as follows (in thousands):

	Employee	Lease Obligations
	Termination	and
	Benefits	Related Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733

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

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2009, as compared to those policies disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and in Note 18, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q/A. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.
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
     General and administrative. General and administrative expenses increased $0.7 million, or 3%, to $23.6 million for the three months ended March 31, 2009, compared to $22.9 million for the three months ended March 31, 2008. The increase was primarily a result of a $6.2 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by a decrease in personnel related costs of $3.1 million, a decrease in legal costs of $0.8 million, a decrease in rent expense of $0.4 million as a result of our restructuring efforts, a $0.4 million decrease in consulting costs and other cost decreases of $0.8 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.2 million for the three months ended March 31, 2009 and 2008, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(As restated)	(As restated)
Cost of revenue	$37	$38
Sales and marketing	273	106
Product and web site development	140	185
General and administrative	10,187	3,942

Total from continuing operations	$10,637	$4,271

     Stock-based compensation and charges increased $6.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock option expense as a result of fewer stock option grants.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	March 31, 2009 (As restated)				March 31, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$50,537	$4,331	$—	$54,868	$55,794	$6,148	$—	$61,942
Cost of revenue	10,327	1,889	431	12,647	9,512	1,569	354	11,435

Gross profit (loss)	40,210	2,442	(431)	42,221	46,282	4,579	(354)	50,507

Sales and marketing	17,908	1,827	1,027	20,762	19,348	3,371	1,407	24,126
Product and web site development	5,355	537	491	6,383	5,764	451	672	6,887
General and administrative	4,477	456	18,704	23,637	9,624	1,410	11,913	22,974
Amortization of intangible assets	—	—	151	151	—	—	197	197

Total operating expenses	27,740	2,820	20,373	50,933	34,736	5,232	14,189	54,157

Operating income (loss) from continuing operations	$12,470	$(378)	$(20,804)	$(8,712)	$11,546	$(653)	$(14,543)	$(3,650)

     Real Estate Services
     Real Estate Services consists of products and services that promote and connect real estate professionals to consumers through our REALTOR.com® , New Homes and Rentals on Move.comTM and SeniorHousingNet.com web sites, in addition to our customer relationship management applications for REALTORS® offered through our Top Producer® business. Our revenue is derived from a variety of advertising and software services, including enhanced listings, company and property display advertising, customer relationship management applications and web site sales which we sell to those businesses interested in reaching our targeted audience or those professionals interested in being more effective in managing their contact with consumers.
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
     Unallocated
     Unallocated expenses increased $6.3 million, or 43%, to $20.8 million for the three months ended March 31, 2009, compared to $14.5 million for the three months ended March 31, 2008. The increase was primarily due to a $7.6 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. There was also an additional $1.9 million in severance costs associated with the termination of the two executive officers. These increases were partially offset by a decrease in personnel related costs, net of non-cash stock based compensation and one-time termination costs, of $1.3 million, a decrease in legal costs of $0.8 million, a decrease in rent expense of $0.4 million as a result of our restructuring efforts, a $0.4 million decrease in consulting costs and other cost decreases of $0.3 million.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $5.0 million for the three months ended March 31, 2009 was attributable to the net loss from continuing operations of $8.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $13.8 million offset by changes in operating assets and liabilities of $0.2 million.
     Net cash provided by continuing operating activities of $6.9 million for the three months ended March 31, 2008 was attributable to the net loss from continuing operations of $1.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $7.6 million and by changes in operating assets and liabilities of $0.9 million.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 was originally filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. In connection with the restatement described in Note 2 to our unaudited condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of March 31, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this re-evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
(c) Remedial Efforts to Address the Material Weakness
     Subsequent to the identification of the material weakness in our internal control over financial reporting during the three months ended September 30, 2009, we have initiated remediation measures to address the material weakness over the calculation of stock-based compensation expense related to the application of the forfeiture rate which includes adding a control procedure to test the calculation of the third-party stock based compensation system reports on a quarterly basis and upon our upgrades to new versions of the software.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (“Annual Report”) and in Note 18, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q/A. As of the date of this Form 10-Q and except as disclosed in Note 23 to the Consolidated Financial Statements in our Annual Report and in Note 18 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
Item 1A. Risk Factors
     You should consider carefully the risk factors below, and those presented in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and other information included or incorporated by reference in this Form 10-Q/A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Amendment of Credit Facility
     On May 6, 2009, the Company amended its revolving line of credit facility with CitiGroup Global Markets Inc. to extend the facility until May 21, 2009. The terms of the credit facility were previously disclosed in Part II, Item 5 of our Form 10-Q for the quarter ended March 31, 2008. See also Note 9 “Revolving Line of Credit” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q/A.
     This disclosure is intended to satisfy Items 1.01 and 2.03 of Form 8-K.
Item 6. Exhibits
     Exhibits

10.1	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)

10.2	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)

10.3	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)

10.4	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: November 9, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)

10.2	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)

10.3	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)

10.4	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.