Form 10-Q/A
period 2009-06-30
MOVE INC
filed 2009-11-09
CIK 1085770

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
Westlake Village, California 91362
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

EXPLANATORY NOTE REGARDING RESTATEMENT
     This Form 10-Q/A is an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2009 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 to reflect the effects of adjustments to stock-based compensation expense. These changes are more fully described in Note 2 of the condensed consolidated financial statements included in this Form 10Q/A.
     As a result of identifying errors in stock-based compensation expense as explained below, we restated our audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in our Form 10-K/A for the fiscal year ended December 31, 2008, restated our unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in our Form 10-Q/A for the quarterly period ended March 31, 2009 and restated our unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in this Form 10-Q/A. The Form 10-K/A for the fiscal year ended December 31, 2008 and Form 10-Q/A for the quarterly period ended March 31, 2009 are being filed with the SEC concurrently with this Form 10-Q/A.
     All amendments and restatements to the financial statements affected are non-cash in nature.
     Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”). In the third quarter of 2009, the Company learned that the Software contained an error in how it calculated stock-based compensation expense and that the Software provider had a new version of the Software that was designed to correct this error. The Company upgraded to the new version of the Software and identified differences in the stock-based compensation expense of prior periods. After reviewing such differences, the Company identified an error in its accounting for stock-based compensation expense. The prior version of the Software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. As a result of identifying the error, on October 30, 2009, the Company concluded that accounting adjustments were necessary to correct certain previously issued financial statements. To correct these errors, the Company recorded a $0.1 million and $0.5 million decrease in stock based compensation expense for the three and six months ended June 30, 2009, respectively, and a $0.7 million and $1.5 million increase in stock based compensation expense for the three and six months ended June 30, 2008, respectively, from amounts previously reported. An explanation of the errors and their impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
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
Item 6. Exhibits, as to the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2
     For convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and includes items that have been changed as a result of the restatement as well as items that are unchanged from the Original Filing. This Form 10-Q/A speaks as of the original filing date of the Original Filing and has not been updated to reflect other events occurring subsequent to the original filing date, including forward-looking statements and all items contained in this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. References to the Form 10-Q herein shall refer to this Form 10-Q/A filed on November 9, 2009 and references to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 herein shall refer to the Annual Report on Form 10-K/A filed on November 9, 2009.

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
	(Unaudited)
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$108,887	$108,935
Accounts receivable, net	12,022	12,833
Other current assets	11,386	11,399
Restricted cash	3,128	—

Total current assets	135,423	133,167

Property and equipment, net	21,178	21,934
Long-term investments	111,800	111,800
Goodwill, net	16,969	16,969
Intangible assets, net	3,674	3,933
Restricted cash	—	3,209
Other assets	1,629	995

Total assets	$290,673	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,032	$4,051
Accrued expenses	21,666	22,747
Deferred revenue	19,298	23,991
Obligations under capital leases	—	339
Line of credit	64,700	64,700

Total current liabilities	108,696	115,828

Other non-current liabilities	1,162	2,043

Total liabilities	109,858	117,871

Commitments and contingencies (see note 18)

Series B convertible preferred stock	108,902	106,297

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	155	153
Additional paid-in capital	2,105,126	2,094,135
Accumulated other comprehensive income	(17,176)	(17,183)
Accumulated deficit	(2,016,192)	(2,009,266)

Total stockholders’ equity	71,913	67,839

Total liabilities and stockholders’ equity	$290,673	$292,007

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(As restated)(1)	(As restated)(1)	(As restated)(1)	(As restated)(1)
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$54,637	$61,437	$109,505	$123,379
Cost of revenue	12,804	11,214	25,451	22,649

Gross profit	41,833	50,223	84,054	100,730

Operating expenses:
Sales and marketing	21,387	23,140	42,149	47,266
Product and web site development	6,425	6,802	12,808	13,689
General and administrative	11,364	20,177	35,001	43,124
Amortization of intangible assets	108	197	259	394
Litigation settlement	975	—	975	—

Total operating expenses	40,259	50,316	91,192	104,473

Operating income (loss) from continuing operations	1,574	(93)	(7,138)	(3,743)
Interest income, net	314	1,521	449	3,578
Other income, net	386	109	491	180

Income (loss) from continuing operations before income taxes	2,274	1,537	(6,198)	15
Provision for income taxes	81	162	177	203

Income (loss) from continuing operations	2,193	1,375	(6,375)	(188)
Income (loss) from discontinued operations	107	(3,076)	(249)	(5,650)
Gain on disposition of discontinued operations	2,303	—	2,303	—

Net income (loss)	4,603	(1,701)	(4,321)	(5,838)
Convertible preferred stock dividend and related accretion	(1,307)	(1,272)	(2,605)	(2,537)

Net income (loss) applicable to common stockholders	$3,296	$(2,973)	$(6,926)	$(8,375)

Basic income (loss) per share applicable to common stockholders: (see note 12)
Continuing operations	$0.01	$0.00	$(0.06)	$(0.02)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Basic net income (loss) per share applicable to common stockholders	$0.02	$(0.02)	$(0.05)	$(0.06)

Diluted income (loss) per share applicable to common stockholders: (see note 12)
Continuing operations	$0.01	$0.00	$(0.06)	$(0.02)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Diluted net income (loss) per share applicable to common stockholders	$0.02	$(0.02)	$(0.05)	$(0.06)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 12)
Basic	152,920	151,551	153,019	151,383

Diluted	156,552	158,292	153,019	151,383

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
	(As restated)(1)	(As restated)(1)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(6,375)	$(188)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	5,287	5,512
Amortization of intangible assets	259	394
Provision for doubtful accounts	811	440
Loss on sale of property and equipment	—	51
Stock-based compensation and charges	11,925	7,023
Change in market value of embedded derivative liability	(536)	(155)
Other non-cash items	(56)	283

Changes in operating assets and liabilities:
Accounts receivable	(51)	2,116
Other assets	354	(2,865)
Accounts payable and accrued expenses	(1,774)	(760)
Deferred revenue	(4,701)	(1,092)

Net cash provided by continuing operating activities	5,143	10,759
Net cash used in discontinued operating activities	(1,225)	(4,366)

Net cash provided by operating activities	3,918	6,393

Cash flows from investing activities:
Purchases of property and equipment	(4,453)	(5,130)
Proceeds from sale of property and equipment	—	31
Maturities of short-term investments	—	1,800
Purchases of short-term investments	—	(21,552)

Net cash used in continuing investing activities	(4,453)	(24,851)
Net cash provided by discontinued investing activities	1,739	799

Net cash used in investing activities	(2,714)	(24,052)

Cash flows from financing activities:
Proceeds from exercise of stock options	70	972
Tax withholding related to net share settlements of restricted stock awards	(1,064)	—
Restricted cash	81	176
Payments on capital lease obligations	(339)	(1,002)

Net cash (used in) provided by financing activities	(1,252)	146

Change in cash and cash equivalents	(48)	(17,513)

Cash and cash equivalents, beginning of period	108,935	45,713

Cash and cash equivalents, end of period	$108,887	$28,200

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
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
2. Restatement
     During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense. The Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in this Form 10-Q/A as described below.
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
     As a result, the Company has restated the accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 to reflect the restatement of stock-based compensation expense. The Company recorded a $0.1 million and $0.5 million decrease in stock based compensation expense for the three and six months ended June 30, 2009, respectively, and a $0.7 million and $1.5 million increase in stock based compensation expense for the three and six months ended June 30, 2008, respectively, from amounts previously reported. The Condensed Consolidated Balance Sheet also reflects the cumulative restatement of adjustments made as of June 30, 2009.
     The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheet as of June 30, 2009 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008.
     In the Condensed Consolidated Balance Sheet, the effect of the adjustments on Additional paid-in capital and Accumulated deficit as of June 30, 2009 was as follows (in thousands):

	June 30, 2009
	As Previously
	Reported	Adjustment	As Restated
Additional paid in capital	$2,101,441	$3,685	$2,105,126
Accumulated deficit	$(2,012,507)	$(3,685)	$(2,016,192)

     In the Condensed Consolidated Statement of Operations, the effect of the adjustments for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2009			2008
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Revenue	$54,637	$—	$54,637	$61,437	$—	$61,437
Cost of revenue	12,804	—	12,804	11,214	—	11,214

Gross profit	41,833	—	41,833	50,223	—	50,223

Operating expenses:
Sales and marketing	21,387	—	21,387	23,140	—	23,140
Product and web site development	6,425	—	6,425	6,802	—	6,802
General and administrative	11,465	(101)	11,364	19,433	744	20,177
Amortization of intangible assets	108	—	108	197	—	197
Litigation settlement	975	—	975	—	—	—

Total operating expenses	40,360	(101)	40,259	49,572	744	50,316

Operating income (loss) from continuing operations	1,473	101	1,574	651	(744)	(93)
Interest income, net	314	—	314	1,521	—	1,521
Other income, net	386	—	386	109	—	109

Income (loss) from continuing operations before income taxes	2,173	101	2,274	2,281	(744)	1,537
Provision for income taxes	81	—	81	162	—	162

Income (loss) from continuing operations	2,092	101	2,193	2,119	(744)	1,375
Income (loss) from discontinued operations	107	—	107	(3,076)	—	(3,076)
Gain on disposition of discontinued operations	2,303	—	2,303	—	—	—

Net income (loss)	4,502	101	4,603	(957)	(744)	(1,701)
Convertible preferred stock dividend and related accretion	(1,307)	—	(1,307)	(1,272)	—	(1,272)

Net income (loss) applicable to common stockholders	$3,195	$101	$3,296	$(2,229)	$(744)	$(2,973)

Basic income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$—	$0.01	$0.01	$(0.01)	$(0.00)
Discontinued operations	0.02	—	0.02	(0.02)	—	(0.02)

Basic net income (loss) per share applicable to common stockholders	$0.02	$—	$0.02	$(0.01)	$(0.01)	$(0.02)

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$—	$0.01	$0.01	$(0.01)	$(0.00)
Discontinued operations	0.02	—	0.02	(0.02)	—	(0.02)

Diluted net income (loss) per share applicable to common stockholders	$0.02	$—	$0.02	$(0.01)	$(0.01)	$(0.02)

	For the Six Months Ended June 30,
	2009			2008
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Revenue	$109,505	$—	$109,505	$123,379	$—	$123,379
Cost of revenue	25,451	—	25,451	22,649	—	22,649

Gross profit	84,054	—	84,054	100,730	—	100,730

Operating expenses:
Sales and marketing	42,149	—	42,149	47,266	—	47,266
Product and web site development	12,808	—	12,808	13,689	—	13,689
General and administrative	35,487	(486)	35,001	41,604	1,520	43,124
Amortization of intangible assets	259	—	259	394	—	394
Litigation settlement	975	—	975	—	—	—

Total operating expenses	91,678	(486)	91,192	102,953	1,520	104,473

Operating income (loss) from continuing operations	(7,624)	486	(7,138)	(2,223)	(1,520)	(3,743)
Interest income, net	449	—	449	3,578	—	3,578
Other income, net	491	—	491	180	—	180

Income (loss) from continuing operations before income taxes	(6,684)	486	(6,198)	1,535	(1,520)	15
Provision for income taxes	177	—	177	203	—	203

Income (loss) from continuing operations	(6,861)	486	(6,375)	1,332	(1,520)	(188)
Loss from discontinued operations	(249)	—	(249)	(5,650)	—	(5,650)
Gain on disposition of discontinued operations	2,303	—	2,303	—	—	—

Net income (loss)	(4,807)	486	(4,321)	(4,318)	(1,520)	(5,838)
Convertible preferred stock dividend and related accretion	(2,605)	—	(2,605)	(2,537)	—	(2,537)

Net income (loss) applicable to common stockholders	$(7,412)	$486	$(6,926)	$(6,855)	$(1,520)	$(8,375)

Basic and diluted income (loss) per share applicable to common stockholders:
Continuing operations	$(0.06)	$—	$(0.06)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	0.01	—	0.01	(0.04)	—	(0.04)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.05)	$0.00	$(0.05)	$(0.05)	$(0.01)	$(0.06)

     In the Condensed Consolidated Statement of Cash Flows, the effect of the adjustment on Income (loss) from continuing operations and Stock-based compensation and charges for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	For the Six Months Ended June 30, 2009
	As Previously
	Reported	Adjustment	As Restated

Loss from continuing operations	$(6,861)	$486	$(6,375)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Stock based compensation and charges	$12,411	$(486)	$11,925

	For the Six Months Ended June 30, 2008
	As Previously
	Reported	Adjustment	As Restated

Income (loss) from continuing operations	$1,332	$(1,520)	$(188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation and charges	$5,503	$1,520	$7,023
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
11. Stock-Based Compensation and Charges
     As noted in Note 2, the Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in this Form 10-Q/A as it relates to its accounting for stock based compensation expense.
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
     During the six months ended June 30, 2009, the Company accelerated the vesting for two former executive officers and extended the time to exercise for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expenses of $7.2 million for the six months ended June 30, 2009.
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
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(As restated)	(As restated)	(As restated)	(As restated)
Cost of revenue	$46	$31	$83	$69
Sales and marketing	604	103	877	209
Product and web site development	187	84	327	269
General and administrative	451	2,534	10,638	6,476

Total from continuing operations	1,288	2,752	11,925	7,023
Total from discontinued operations	33	70	63	65

Total stock-based compensation and charges	$1,321	$2,822	$11,988	$7,088

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

12. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(As restated)	(As restated)	(As restated)	(As restated)
Numerator:
Income (loss) from continuing operations	$2,193	$1,375	$(6,375)	$(188)
Income (loss) from discontinued operations	2,410	(3,076)	2,054	(5,650)

Net income (loss)	4,603	(1,701)	(4,321)	(5,838)
Convertible preferred stock dividend and related accretion	(1,307)	(1,272)	(2,605)	(2,537)

Net income (loss) applicable to common stockholders	$3,296	$(2,973)	$(6,926)	$(8,375)

Net income (loss) applicable to common stockholders from continuing operations	$886	$103	$(8,980)	$(2,725)
Net income (loss) applicable to common stockholders from discontinued operations	2,410	(3,076)	2,054	(5,650)

Net income (loss) applicable to common stockholders	$3,296	$(2,973)	$(6,926)	$(8,375)

Denominator:
Basic weighted average shares outstanding	152,920	151,551	153,019	151,383
Add: dilutive effect of options, warrants and restricted stock	3,632	6,741	—	—

Fully diluted weighted average shares outstanding	156,552	158,292	153,019	151,383

Basic income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$0.00	$(0.06)	$(0.02)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Net income (loss)	$0.02	$(0.02)	$(0.05)	$(0.06)

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$0.01	$0.00	$(0.06)	$(0.02)
Discontinued operations	0.02	(0.02)	0.01	(0.04)

Net income (loss)	$0.02	$(0.02)	$(0.05)	$(0.06)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes stock options, warrants and restricted stock of 46,146,288 and 63,796,627 for the three and six months ended June 30, 2009, respectively, and 63,195,830 for the three and six months ended June 30, 2008.
13. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(As restated)	(As restated)	(As restated)	(As restated)
Net income (loss)	$4,603	$(1,701)	$(4,321)	$(5,838)
Unrealized gain (loss) on marketable securities	1	2	(3)	(3)
Unrealized loss on non-current auction rate securities	—	—	—	(8,400)
Foreign currency translation	57	11	10	(81)

Other comprehensive income (loss)	$4,661	$(1,688)	$(4,314)	$(14,322)

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
     Summarized information, by segment, as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended
	June 30, 2009 (As restated)				June 30, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$49,011	$5,626	$—	$54,637	$54,214	$7,223	$—	$61,437
Cost of revenue	10,357	1,975	472	12,804	9,452	1,533	229	11,214

Gross profit (loss)	38,654	3,651	(472)	41,833	44,762	5,690	(229)	50,223

Sales and marketing	18,647	1,692	1,048	21,387	18,063	3,413	1,664	23,140
Product and web site development	5,300	500	625	6,425	5,841	337	624	6,802
General and administrative	4,513	549	6,302	11,364	6,630	1,317	12,230	20,177
Amortization of intangible assets	—	—	108	108	—	—	197	197
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	28,460	2,741	9,058	40,259	30,534	5,067	14,715	50,316

Operating income (loss) from continuing operations	$10,194	$910	$(9,530)	$1,574	$14,228	$623	$(14,944)	$(93)

	Six Months Ended
	June 30, 2009 (As restated)				June 30, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$99,548	$9,957	$—	$109,505	$110,008	$13,371	$—	$123,379
Cost of revenue	20,684	3,864	903	25,451	18,964	3,102	583	22,649

Gross profit (loss)	78,864	6,093	(903)	84,054	91,044	10,269	(583)	100,730

Sales and marketing	36,555	3,519	2,075	42,149	37,411	6,784	3,071	47,266
Product and web site development	10,655	1,037	1,116	12,808	11,605	788	1,296	13,689
General and administrative	8,990	1,005	25,006	35,001	16,254	2,727	24,143	43,124
Amortization of intangible assets	—	—	259	259	—	—	394	394
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	56,200	5,561	29,431	91,192	65,270	10,299	28,904	104,473

Operating income (loss) from continuing operations	$22,664	$532	$(30,334)	$(7,138)	$25,774	$(30)	$(29,487)	$(3,743)

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
20. Subsequent Events
     In July 2009, the Company hired a new Chief Financial Officer. In connection with his employment contract, the Company issued 750,000 stock options, 225,000 restricted stock units and 150,000 restricted stock awards.
     In July 2009, the Company sold certain product lines associated with the Enterprise business for a sales price of $1.4 million.
     The Company has completed an evaluation of all subsequent events through August 6, 2009, the date the Company filed its Form 10-Q for the quarter ended June 30, 2009, and has evaluated subsequent events through November 9, the date of filing this Form 10-Q/A for the quarter ended June 30, 2009, and concluded that no subsequent events, other than those described above, occurred that required recognition or disclosure.
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
     General and administrative. General and administrative expenses decreased $8.8 million, or 44%, to $11.4 million for the three months ended June 30, 2009, compared to $20.2 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in personnel related costs of $5.4 million, including a $2.2 million decrease in non-cash stock based compensation, a $1.4 million decrease in legal costs, a $0.6 million decrease in consulting costs, a $0.5 million decrease in depreciation expense, a $0.4 million decrease in rent expense as a result of our restructuring efforts and other cost decreases of $0.5 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the three months ended June 30, 2009. There were no litigation settlement charges for the three months ended June 30, 2008. These settlements are discussed in Note 17, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2009	2008
	(As restated)	(As restated)
Cost of revenue	$46	$31
Sales and marketing	604	103
Product and web site development	187	84
General and administrative	451	2,534

Total from continuing operations	$1,288	$2,752

     Stock-based compensation and charges decreased $1.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to fewer stock option grants and an increase in forfeitures.
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
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Three Months Ended
	June 30, 2009 (As restated)				June 30, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$49,011	$5,626	$—	$54,637	$54,214	$7,223	$—	$61,437
Cost of revenue	10,357	1,975	472	12,804	9,452	1,533	229	11,214

Gross profit (loss)	38,654	3,651	(472)	41,833	44,762	5,690	(229)	50,223
Sales and marketing	18,647	1,692	1,048	21,387	18,063	3,413	1,664	23,140
Product and web site development	5,300	500	625	6,425	5,841	337	624	6,802
General and administrative	4,513	549	6,302	11,364	6,630	1,317	12,230	20,177
Amortization of intangible assets	—	—	108	108	—	—	197	197
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	28,460	2,741	9,058	40,259	30,534	5,067	14,715	50,316

Operating income (loss) from continuing operations	$10,194	$910	$(9,530)	$1,574	$14,228	$623	$(14,944)	$(93)

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
     Unallocated
     Unallocated expenses decreased $5.4 million, or 36%, to $9.5 million for the three months ended June 30, 2009, compared to $14.9 million for the three months ended June 30, 2008. The decrease was primarily due to a $3.2 million decrease in personnel related costs, including a $2.0 million decrease in non-cash stock based compensation, a $1.4 million decrease in legal costs, $0.4 million decrease in rent expense as a result of our restructuring efforts and other cost decreases of $0.4 million.
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
     General and administrative. General and administrative expenses decreased approximately $8.1 million, or 19%, to $35.0 million for the six months ended June 30, 2009, compared to $43.1 million for the six months ended June 30, 2008. The decrease was primarily due to a $6.3 million decrease in personnel related expenses, excluding non-cash stock-based compensation, primarily due to our restructuring efforts. Additionally, there was a $2.2 million decrease in legal fees, a $1.0 million decrease in outside consulting costs, a $0.9 million decrease in rent expense due to our restructuring efforts, a $0.8 million decrease in depreciation expense and other cost decreases of $0.9 million. These decreases were partially offset by an increase in non-cash stock based compensation of $4.0 million primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested.
     Amortization of intangible assets. Amortization of intangible assets was approximately $0.3 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the six months ended June 30, 2009. There were no litigation settlement charges for the six months ended June 30, 2008. These settlements are discussed in Note 17, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2009	2008
	(As restated)	(As restated)

Cost of revenue	$83	$69
Sales and marketing	877	209
Product and web site development	327	269
General and administrative	10,638	6,476

Total from continuing operations	$11,925	$7,023

     Stock-based compensation and charges increased $4.9 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock option expense as a result of fewer option grants.
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

     Segment Information
     Summarized information by segment, as excerpted from internal management reports, is as follows (in thousands):

	Six Months Ended
	June 30, 2009 (As restated)				June 30, 2008 (As restated)
	Real Estate	Consumer			Real Estate	Consumer
	Services	Media	Unallocated	Total	Services	Media	Unallocated	Total

Revenue	$99,548	$9,957	$—	$109,505	$110,008	$13,371	$—	$123,379
Cost of revenue	20,684	3,864	903	25,451	18,964	3,102	583	22,649

Gross profit (loss)	78,864	6,093	(903)	84,054	91,044	10,269	(583)	100,730

Sales and marketing	36,555	3,519	2,075	42,149	37,411	6,784	3,071	47,266
Product and web site development	10,655	1,037	1,116	12,808	11,605	788	1,296	13,689
General and administrative	8,990	1,005	25,006	35,001	16,254	2,727	24,143	43,124
Amortization of intangible assets	—	—	259	259	—	—	394	394
Litigation settlement	—	—	975	975	—	—	—	—

Total operating expenses	56,200	5,561	29,431	91,192	65,270	10,299	28,904	104,473

Operating income (loss) from continuing operations	$22,664	$532	$(30,334)	$(7,138)	$25,774	$(30)	$(29,487)	$(3,743)

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

     Unallocated
     Unallocated expenses increased $0.8 million, or 3%, to $30.3 million for the six months ended June 30, 2009, compared to $29.5 million for the six months ended June 30, 2008. The increase was primarily due to a $5.5 million increase in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and option granted to the new Chief Executive Officer that were immediately vested. Additionally, there was a litigation settlement charge of $1.0 million related to patent litigation. These increases were partially offset by a decrease in personnel related costs, net of non-cash stock based compensation and one-time severance costs, of $2.7 million, a decrease in legal costs of $2.2 million and a decrease of $0.8 million in rent expense as a result of our restructuring efforts.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $5.1 million for the six months ended June 30, 2009 was attributable to the net loss from continuing operations of $6.4 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $17.7 million offset by changes in operating assets and liabilities of $6.2 million.
     Net cash provided by continuing operating activities of $10.8 million for the six months ended June 30, 2008 was attributable to the net loss from continuing operations of $0.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, loss on sales of fixed assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $13.6 million offset by changes in operating assets and liabilities of $2.6 million.
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
(a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was originally filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. In connection with the restatement described in Note 2 to our unaudited condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of June 30, 2009 relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this re-evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     You should consider carefully the risk factors presented in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and other information included or incorporated by reference in this Form 10-Q/A. The risks and uncertainties described in our Annual Report on Form 10-K/A are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

Exhibits

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