Form 10-Q
period 2009-09-30
MOVE INC
filed 2009-11-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(408) 558-3700
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑
     At November 3, 2009, the registrant had 155,777,090 shares of its common stock outstanding.

     Move®, REALTOR.com®, Top Producer®, and Moving.comTM are trademarks of ours or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(As restated) (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$115,873	$108,935
Accounts receivable, net	11,628	12,833
Other current assets	11,935	11,399
Restricted cash	462	—

Total current assets	139,898	133,167

Property and equipment, net	21,953	21,934
Long-term investments	111,800	111,800
Goodwill, net	16,969	16,969
Intangible assets, net	3,567	3,933
Restricted cash	—	3,209
Other assets	2,270	995

Total assets	$296,457	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,349	$4,051
Accrued expenses	18,708	22,747
Deferred revenue	17,572	23,991
Obligations under capital leases	—	339
Line of credit	64,700	64,700

Total current liabilities	108,329	115,828

Other non-current liabilities	1,160	2,043

Total liabilities	109,489	117,871

Commitments and contingencies (see note 18)

Series B convertible preferred stock	110,217	106,297

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	156	153
Additional paid-in capital	2,110,638	2,094,135
Accumulated other comprehensive income	(17,093)	(17,183)
Accumulated deficit	(2,016,950)	(2,009,266)

Total stockholders’ equity	76,751	67,839

Total liabilities and stockholders’ equity	$296,457	$292,007

(1)	Amounts as of December 31, 2008 were derived from the December 31, 2008 audited consolidated financial statements included in our Form 10-K/A.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As restated)(1)		(As restated)(1)
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$52,866	$61,240	$162,371	$184,619
Cost of revenue	12,014	11,804	37,465	34,453

Gross profit	40,852	49,436	124,906	150,166

Operating expenses:
Sales and marketing	18,787	24,002	60,936	71,268
Product and web site development	7,650	6,821	20,458	20,510
General and administrative	16,226	18,639	51,227	61,763
Amortization of intangible assets	107	188	366	582
Litigation settlement	—	—	975	—
Restructuring charges	(1,192)	4,014	(1,192)	4,014

Total operating expenses	41,578	53,664	132,770	158,137

Operating loss from continuing operations	(726)	(4,228)	(7,864)	(7,971)
Interest income, net	279	1,261	728	4,839
Other income, net	1,250	959	1,741	1,139

Income (loss) from continuing operations before income taxes	803	(2,008)	(5,395)	(1,993)
Provision for income taxes	50	110	227	313

Income (loss) from continuing operations	753	(2,118)	(5,622)	(2,306)
Loss from discontinued operations	(196)	(19,334)	(445)	(24,984)
Gain on disposition of discontinued operations	—	—	2,303	—

Net income (loss)	557	(21,452)	(3,764)	(27,290)
Convertible preferred stock dividend and related accretion	(1,315)	(1,282)	(3,920)	(3,819)

Net loss applicable to common stockholders	$(758)	$(22,734)	$(7,684)	$(31,109)

Basic and diluted loss per share applicable to common stockholders: (see note 12)
Continuing operations	$(0.00)	$(0.02)	$(0.06)	$(0.04)
Discontinued operations	(0.00)	(0.13)	0.01	(0.16)

Basic net loss per share applicable to common stockholders	$(0.00)	$(0.15)	$(0.05)	$(0.21)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders: (see note 12)

Basic and Diluted	153,344	152,184	153,139	151,652

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2009	2008
		(As restated)(1)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(5,622)	$(2,306)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	7,853	8,435
Amortization of intangible assets	366	582
Provision for doubtful accounts	1,024	511
Gain on sale of assets	(1,308)	(816)
Stock-based compensation and charges	15,647	9,834
Change in market value of embedded derivative liability	(536)	(156)
Other non-cash items	(83)	411

Changes in operating assets and liabilities:
Accounts receivable	130	2,531
Other assets	(998)	(2,760)
Accounts payable and accrued expenses	155	366
Deferred revenue	(6,433)	(4,312)

Net cash provided by continuing operating activities	10,195	12,320
Net cash used in discontinued operating activities	(1,843)	(5,777)

Net cash provided by operating activities	8,352	6,543

Cash flows from investing activities:
Purchases of property and equipment	(7,711)	(5,748)
Proceeds from sales of marketable equity securities	—	27
Proceeds from sale of assets	1,355	206
Maturities of short-term investments	—	96,918
Purchases of short-term investments	—	(96,418)

Net cash used in continuing investing activities	(6,356)	(5,015)
Net cash provided by discontinued investing activities	1,739	799

Net cash used in investing activities	(4,617)	(4,216)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,859	2,889
Borrowings from line of credit	—	64,700
Tax withholding related to net share settlements of restricted stock awards	(1,064)	—
Restricted cash	2,747	166
Payments on capital lease obligations	(339)	(1,516)

Net cash provided by financing activities	3,203	66,239

Change in cash and cash equivalents	6,938	68,566

Cash and cash equivalents, beginning of period	108,935	45,713

Cash and cash equivalents, end of period	$115,873	$114,279

(1)	See Note 2 “Restatement” of Notes to Condensed Consolidated Financial Statements.
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
2. Restatement
     During the three months ended September 30, 2009, the Company identified errors in stock-based compensation expense. The Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended June 30, 2009, all as filed with the Securities and Exchange Commission concurrently with this Form 10Q.
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
     As a result, the Company has restated the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 to reflect the restatement of stock-based compensation expense. The Company has recorded a $0.1 million and $1.6 million increase in stock based compensation expense for the three and nine months ended September 30, 2008, respectively, from amounts previously reported.
     The following tables present the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.

     In the Condensed Consolidated Statement of Operations, the effect of the adjustments for the three and nine months ended September 30, 2008 was as follows (in thousands, except per share amounts):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Revenue	$61,240	$—	$61,240	$184,619	$—	$184,619
Cost of revenue	11,804	—	11,804	34,453	—	34,453

Gross profit	49,436	—	49,436	150,166	—	150,166

Operating expenses:
Sales and marketing	24,002	—	24,002	71,268	—	71,268
Product and web site development	6,821	—	6,821	20,510	—	20,510
General and administrative	18,534	105	18,639	60,138	1,625	61,763
Amortization of intangible assets	188	—	188	582	—	582
Restructuring charge	4,014	—	4,014	4,014	—	4,014

Total operating expenses	53,559	105	53,664	156,512	1,625	158,137

Operating loss from continuing operations	(4,123)	(105)	(4,228)	(6,346)	(1,625)	(7,971)
Interest income, net	1,261	—	1,261	4,839	—	4,839
Other income, net	959	—	959	1,139	—	1,139

Loss from continuing operations before income taxes	(1,903)	(105)	(2,008)	(368)	(1,625)	(1,993)

Provision for income taxes	110	—	110	313	—	313

Loss from continuing operations	(2,013)	(105)	(2,118)	(681)	(1,625)	(2,306)

Loss from discontinued operations	(19,334)	—	(19,334)	(24,984)	—	(24,984)

Net loss	(21,347)	(105)	(21,452)	(25,665)	(1,625)	(27,290)

Convertible preferred stock dividend and related accretion	(1,282)	—	(1,282)	(3,819)	—	(3,819)

Net loss applicable to common stockholders	$(22,629)	$(105)	$(22,734)	$(29,484)	$(1,625)	$(31,109)

Basic and diluted loss per share applicable to common stockholders:
Continuing operations	$(0.02)	$—	$(0.02)	$(0.03)	$(0.01)	$(0.04)
Discontinued operations	(0.13)	—	(0.13)	(0.16)	—	(0.16)

Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$—	$(0.15)	$(0.19)	$(0.02)	$(0.21)

     In the Condensed Consolidated Statement of Cash Flows, the effect of the adjustment on Loss from continuing operations and Stock-based compensation and charges for the nine months ended September 30, 2008 was as follows (in thousands):

	For the Nine Months Ended September 30, 2008
	As Previously
	Reported	Adjustment	As Restated

Loss from continuing operations	$(681)	$(1,625)	$(2,306)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Stock based compensation and charges	$8,209	$1,625	$9,834
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
4. Significant Accounting Policies
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162.” This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This statement applies to the Company’s financial statements beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     Effective beginning the first quarter of 2009, the Business Combinations Topic ASC 805-10-65-1(a) (formerly SFAS No. 141R), requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. ASC 805-10-65-1(a) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2008. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.
     Effective beginning the first quarter of 2009, the Consolidation Topic, ASC 810-10-65-1(a) (formerly SFAS No. 160), clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. This did not have a material effect on the Company’s consolidated financial position or results of operations.
     Effective beginning the first quarter of 2009, General Intangibles Other Than Goodwill Topic, ASC 350-30-65-1(a) (formerly FASB Staff Position FAS No. 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of those assets under ASC 805-10, and other guidance under GAAP. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.
     Effective beginning the first quarter of 2009, Derivatives and Hedging Topic, ASC 815-10-65-1(a) (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5) required an entity to account for embedded conversion options as derivatives and record them on the balance sheet as a liability with subsequent fair value changes recorded in the income statement. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.
     Effective beginning the second quarter of 2009, Investment in Debt and Equity Securities Topic, ASC 320-10-65-1(a)-(j) (formerly FASB Staff Position FAS No. 115-2/124-2) amended the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10-65-1(h), an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10-65-1(h) changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.
5. Discontinued Operations and Dispositions
     In the fourth quarter of 2007, the Company decided to divest its Homeplans business. On April 15, 2008, the Company closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the nine months ended September 30, 2009.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.3 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.3 million in indemnity payments. The Company denied liability and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the nine months ended September 30, 2009.
     Pursuant to Discontinued Operations Topic, ASC 205-20-45 (formerly SFAS No. 144), the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities” and “Net cash provided by discontinued investing activities.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$—	$7,465	$9,609	$25,018
Total operating expenses	196	10,820	9,009	33,897
Impairment of long-lived assets	—	15,880	—	16,006
Restructuring charges	—	99	1,045	99

Loss from discontinued operations	$(196)	$(19,334)	$(445)	$(24,984)

Gain on disposition of discontinued operations	$—	$—	$2,303	$—

     In July 2009, the Company sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.
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
     In the first quarter of 2009, the Company incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and additional employee termination costs.
     On September 3, 2009, the Company entered into a new lease agreement for its Westlake Village facility. Under the terms of the lease, the Company is leasing only a portion of the facility but will continue to occupy its current space in that facility until construction is completed on the new space. The Company’s obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the three months ended September 30, 2009. A summary of activity for the three and nine months ended September 30, 2009 related to these restructuring plans is as follows (in thousands):

	Employee	Lease Obligations
	Termination	and
	Benefits	Related Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733
Change in estimates	(23)	—	(23)
Payments	(35)	(1,478)	(1,513)

Accrued restructuring at June 30, 2009	$—	$1,197	$1,197
Change in estimates	—	(1,192)	(1,192)
Payments	—	(5)	(5)

Accrued restructuring at September 30, 2009	$—	$—	$—

7. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	September 30, 2009			December 31, 2008
	Adjusted	Net Unrealized	Carrying	Adjusted	Net Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value
Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

Total long-term investments	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

     The Company’s long-term investments consist primarily of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions or until their purchase is rescinded as sought by the Company in an arbitration proceeding against Citigroup Global Markets, Inc., (‘CGMI”), the Company’s investment advisor in connection with the investments in ARS (see Note 18). As of September 30, 2009, the Company has classified the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments will become liquid. The Company holds its remaining investments in more liquid money market and treasury bill investments.
     The Company reviews its potential investment impairments in accordance with Investment — Debt and Equity Securities Topic, ASC 320 and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period if the loss is due to the credit loss component with the remainder of the other-than-temporary impairment being recorded in other comprehensive income. An other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. The Company determined that any impairment to its ARS investments would be temporary and, as such, records any unrealized loss to other comprehensive income.
     The Company’s ARS investments were measured at fair value as of September 30, 2009 and 2008, respectively, and an unrealized loss of $8.4 million for the nine months ended September 30, 2008 was included in other comprehensive income. See “Note 8 — Fair Value Measurements” for additional information concerning fair value measurement of the Company’s ARS investments. As of September 30, 2009, the unrealized losses associated with the ARS investments have existed for longer than one year.

8. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in Fair Value Measurements and Disclosures Topic, ASC 820 (formerly SFAS No. 157), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
     Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurement at September 30, 2009
	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$115,873	$115,873	$—	$—
Long-term investments (2)	111,800	—	—	111,800

Total assets at fair value	$227,673	$115,873	$—	$111,800

Liabilities:

Embedded derivative liability (3)	$64	$—	$—	$64

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of September 30, 2009. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was no change in the fair value of its ARS investments for the three and nine month period ended September 30, 2009.

(3)	The embedded derivative liability, which is included within other liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, we determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility.

     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2009	$111,800	$600
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	(90)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at March 31, 2009	$111,800	$510
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	(446)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at June 30, 2009	$111,800	$64
Transfers in and /or out of Level 3	—	—
Total gains/losses included in earnings	—	—
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at September 30, 2009	$111,800	$64

9. Revolving Line of Credit
     On May 8, 2008, the Company entered into a revolving line of credit providing for borrowings of up to $64.8 million with CGMI for a term of one year. On May 6, 2009, the line of credit was extended to May 21, 2009.
     Effective May 21, 2009, the Company entered into an amendment to its revolving line of credit facility with CGMI. The amendment extended the date by which the Company is required to repay outstanding principal advances to May 20, 2010 and revised the interest rate applicable to such advances. The per annum interest rate was revised to a rate equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) CGMI’s and its affiliates’ proprietary CGM Working Capital Rate. As of September 30, 2009, the interest rate was 2.27%.
     The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. As of September 30, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
10. Intangible Assets
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

	September 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$2,530	$515	$2,530	$514
Purchased technology	1,400	717	1,400	566
NAR operating agreement	1,578	1,165	1,578	1,052
Other	1,450	994	1,450	893

Total	$6,958	$3,391	$6,958	$3,025

     Amortization expense, excluding discontinued operations, for intangible assets was $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively.

Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount

2009 (remaining 3 months)	$107
2010	417
2011	416
2012	341
2013	99
11. Stock-Based Compensation and Charges
     As noted in Note 2, the Company restated its audited consolidated financial statements for fiscal years 2008, 2007 and 2006 in its Form 10-K/A for the fiscal year ended December 31, 2008, restated its unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in its Form 10-Q/A for the quarterly period ended March 31, 2009 and restated its unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 as it relates to its accounting for stock based compensation expense.
     The Company accounts for stock issued to non-employees in accordance with the provisions of Equity-Based Payments to Non-Employees Topic, ASC 505-50 (formerly SFAS 123 and EITF 96-18).
     The Company grants restricted stock awards to members of its Board of Directors as compensation. During the nine months ended September 30, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest, subject to certain terms and restrictions, one year from the grant date. Additionally, during the nine months ended September 30, 2009, the Company granted 175,420 shares of restricted stock to all non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting period. There were 453,713 and 345,293 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2009 and 2008, respectively. Total cost recognized was $0.1 million for the three months ended September 30, 2009 and 2008 and $0.3 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. Total cost recognized for the three and nine months ended September 30, 2008 are net of approximately $0.1 million of costs reversed due to the forfeiture of restricted shares during the period. These costs are included in stock-based compensation and charges.
     During the nine months ended September 30, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer as part of his employment agreement with the Company. These shares had a fair value of $2.7 million, with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The fair value of the first 700,000 shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over the respective vesting period. The officer returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. Total cost recognized during the three and nine months ended September 30, 2009 was $0.3 million and $1.9 million, respectively, and is included in stock-based compensation and charges.
     During the three months ended September 30, 2009, the Company issued 350,000 shares of restricted stock to two new executive officers as part of their employment agreements with the Company. These shares had an aggregate fair value of $0.9 million. These shares vest annually over three years from their grant dates. Total costs recognized during the three and nine months ended September 30, 2009 was $49,000.
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

     As a result of the modification, pursuant to ASC 718-10-35, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed. Based on operating results for the year ended December 31, 2008, the financial performance targets were not achieved and, as a result, 2,027,000 restricted stock units were forfeited as of December 31, 2008. In addition, the Company no longer believes the performance goals established for 2009 are achievable, and there are no plans to modify those goals. As of September 30, 2009, there were 475,000 restricted stock units outstanding at a fair value of $2.2 million.
     During the nine months ended September 30, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer. These awards will be earned based on the attainment of certain performance goals (as yet to be defined) relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of compensation for these units has therefore been deferred. As of September 30, 2009, the fair value of these restricted stock units was $1.1 million.
     During the nine months ended September 30, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two of its new executive officers. These awards will be earned based on the attainment of certain performance goals (as yet to be defined) relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010 and 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of the compensation of these units has therefore been deferred. As of September 30, 2009, the fair value of these restricted stock units was $0.9 million.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rates	0.19%-2.53%	3.10-3.25%	0.11%-2.54%	1.65%-3.41%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	85%	65%	85%	65%
     The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. During the nine months ended September 30, 2009 and 2008, respectively, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures.
     During the nine months ended September 30, 2009, the Company granted options to purchase 3,000,000 shares of the Company’s common stock to its new Chief Executive Officer. The fair value of these shares was $3.2 million. 750,000 shares were immediately vested with the remaining shares to vest monthly over a period of three years beginning on the first anniversary of the grant date. As a result of the immediate vesting, the Company recorded additional stock-based compensation of $0.7 million for the nine months ended September 30, 2009.
     The Company modified the vesting and extended the time to exercise certain option awards for several former executive employees. As a result, the Company recorded additional stock-based compensation expense of $1.9 million and $9.1 million for the three and nine months ended September 30, 2009, respectively, and $0.8 million for the three and nine months ended September 30, 2008.

     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As restated)		(As restated
Cost of revenue	$54	$41	$137	$110
Sales and marketing	472	161	1,349	370
Product and web site development	166	150	493	419
General and administrative	3,030	2,459	13,668	8,935

Total from continuing operations	3,722	2,811	15,647	9,834
Total from discontinued operations	1	79	64	144

Total stock-based compensation and charges	$3,723	$2,890	$15,711	$9,978

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
12. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Numerator:
Income (loss) from continuing operations	$753	$(2,118)	$(5,622)	$(2,306)
Income (loss) from discontinued operations	(196)	(19,334)	1,858	(24,984)

Net income (loss)	557	(21,452)	(3,764)	(27,290)
Convertible preferred stock dividend and related accretion	(1,315)	(1,282)	(3,920)	(3,819)

Net loss applicable to common stockholders	$(758)	$(22,734)	$(7,684)	$(31,109)

Net loss applicable to common stockholders from continuing operations	$(562)	$(3,400)	$(9,542)	$(6,125)
Net income (loss) applicable to common stockholders from discontinued operations	(196)	(19,334)	1,858	(24,984)

Net loss applicable to common stockholders	$(758)	$(22,734)	$(7,684)	$(31,109)

Denominator:
Basic weighted average shares outstanding	153,344	152,184	153,139	151,652
Add: dilutive effect of options, warrants and restricted stock	—	—	—	—

Fully diluted weighted average shares outstanding	153,344	152,184	153,139	151,652

Basic and diluted loss per share applicable to common stockholders:
Continuing operations	$(0.00)	$(0.02)	$(0.06)	$(0.04)
Discontinued operations	(0.00)	(0.13)	0.01	(0.16)

Net loss	$(0.00)	$(0.15)	$(0.05)	$(0.21)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted loss per share excludes stock options, warrants and restricted stock of 66,094,890 and 61,295,892 for the three and nine months ended September 30, 2009 and 2008, respectively.

13. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As restated)		(As restated)
Net income (loss)	$557	$(21,452)	$(3,764)	$(27,290)
Unrealized gain (loss) on marketable securities	—	75	(3)	72
Unrealized loss on non-current auction rate securities	—	—	—	(8,400)
Foreign currency translation	83	(21)	93	(102)

Other comprehensive income (loss)	$640	$(21,398)	$(3,674)	$(35,720)

14. Related-party Transactions
     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $0.4 million and $2.4 million in revenues for the three and nine months ended September 30, 2009, respectively, and $0.5 million for the three and nine months ended September 30, 2008. The Company also makes payments to NAR required under its operating agreement with NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.5 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30 2008, respectively.
15. Segment Information
     Segment Reporting Topic ASC 280-10 (formerly SFAS No. 131) requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance. The Company has undergone significant changes in its organizational structure over the past six months. The Company has moved from an organizational structure organized around business units to one aligned functionally with a new management team focused and incentivized around the total company performance. During the third quarter of 2009, the Company ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and, as such, the Company has determined that only one segment exists as defined by ASC 280-10.
16. Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 and $123,000 was recorded in the three and nine months ended September 30, 2009 and 2008, respectively. A reversal of $40,000 to the tax provision was recorded in the nine months ended September 30, 2009 as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and a $9,000 and $104,000 tax provision was recorded in the three and nine months ended September 30, 2009, respectively, for state income taxes. An additional $69,000 and $190,000 tax provision was recorded in the three and nine months ended September 30, 2008, respectively, for state income taxes.
     As of September 30, 2009, we do not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three or nine months ended September 30, 2009 and 2008. The tax years 1993-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
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
     CGMI was the Company’s investment advisor in connection with the Company’s investment in ARS. In February, 2008, the auctions for ARS failed and thereby rendered the Company’s investment illiquid (See Note 7). On September 17, 2008, the Company commenced an arbitration against CGMI before the FINRA by filing a Statement of Claim alleging breach of fiduciary duty, breach of contract and breach of contractual duty of good faith and fair dealing, violation of SEC Rule 10b-5 and FINRA Rule 2310, violation of SEC Rule 15c1-2, violation of the Investment Advisers Act, 15 U.S.C. Secs. 80b-1 et seq., and negligent misrepresentation. The Company is seeking that CGMI return the funds that the Company entrusted to CGMI, compensatory and punitive damages, pre and post judgment interest, attorneys’ fees, and other remedies the FINRA panel deems appropriate. The FINRA arbitration proceedings were completed October 23, 2009, and we are awaiting the ruling of the arbitration panel.
     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. CIVIX subsequently added Yahoo! Inc. as a defendant. The complaint alleges that the defendants, including the Company and NAR, infringe four CIVIX patents by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requests an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. The Company is defending both itself and NAR. In September 2007, the court stayed the case pending completion of reexamination of the patents in suit by the United States Patent and Trademark Office (“USPTO”). In June and July 2009, the USPTO indicated that it would allow certain claims, or amended claims, in three of the four patents in suit. On September 25, 2009, CIVIX sold two of the four patents in suit and signed a covenant not to sue the defendants under those two patents. On September 28, 2009, the court lifted the stay on the other two remaining patents. The Company intends to vigorously defend against the allegations made in the lawsuit. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     On April 3, 2007, in response to the attempt by Real Estate Alliance, Limited (“REAL”) to certify customers of the Company who had purchased enhanced listings from the Company as a class of defendants in a patent infringement action against real estate agent Diane Sarkisian, the Company filed a complaint in the U.S. District Court for the Central District of California against REAL, and its licensing agent Equias Technology Development, LLC (“Equias”) and Equias’ principal, Scott Tatro (“Tatro”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and

5,032,989 (“the REAL patents”) and that the REAL patents are invalid and/or unenforceable (“the Move California Action”). The Move California Action also includes claims by the Company against the defendants for several business torts, such as interference with contractual relations and prospective economic advantage and unfair competition under California common law and statutory law. On August 8, 2007, REAL and Equias denied the Company’s allegations, and REAL asserted counterclaims against the Company asserting infringement of the REAL patents, seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the U.S. District Court for the Central District of California (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action with the exception of the Company. The court decided to coordinate both cases and issued an order dividing the issues of both cases into two phases. Phase 1 will include REAL and Equias and will address issues of validity, unenforceability, whether the accused Move websites infringe, damages, and the liability of Move, NAR and NAHB. Phase 2 will include all the remaining defendants named by REAL in the REAL California Action. The court has stayed Phase 2 of the litigation pending resolution of the issues in Phase 1. On April 8, 2008, REAL filed a separate patent infringement action against LoopNet, Inc. in the U.S. District Court for the Central District of California (“LoopNet Action”), and on October 14, 2008, the LoopNet Action was transferred to a judge in the Move and REAL California actions. On August 17, 2009, the court denied REAL’s motion for class certification. The Company intends to vigorously prosecute and to defend against REAL’s allegations in the Move California Action and vigorously defend and to prosecute the claims that have been brought on behalf of NAR and NAHB in the REAL California Action. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
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
19. Supplemental Cash Flow Information
     During the nine month period ended September 30, 2009:
•	The Company paid $1.3 million in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.

•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $85,000 and is being recognized over the vesting periods.

•	The Company issued 175,420 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $368,000 and is being recognized over the three-year vesting period.

•	The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009.

•	The Company issued 350,000 shares of restricted common stock to two of its new executive officers with shares vesting each year over the next three years on the anniversary of the grant date. The charge associated with these shares was $0.9 million and is being recognized over the vesting period.

•	The Company issued $2.9 million in additional Series B Preferred Stock as in-kind dividends.
     During the nine month period ended September 30, 2008:
•	The Company paid $0.2 million in interest.

•	The Company issued 130,000 shares of restricted common stock to two executive officers which vest over three years. The charge associated with these shares was $323,000 and is being recognized over the three-year vesting period.

•	The Company issued 160,793 shares of restricted common stock to members of its Board of Directors which vest over three years. The charge associated with these shares was $467,000 and is being recognized over the three-year vesting period.

•	The Company issued $2.8 million in additional Series B Preferred Stock as in-kind dividends.
20. Subsequent Events
     In October 2009, the Company entered into an agreement with Builder’s Homesite, Inc. (“BHI”) to create an equally co-owned joint venture named Builders Digital Experience LLC (“BDX”). BDX combines the Company’s New Homes channel and related business with the new homes focused websites and related business of BHI. The Company’s initial investment is $6.5 million and will be accounted for using the equity method.
     The Company has completed an evaluation of all subsequent events through November 9, 2009, which is the issuance date of these consolidated financial statements and concluded that no subsequent events, other than those described above, occurred that required recognition or disclosure.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2008.
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
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic, attracting an average of 9.3 million consumers to our network per month during the nine months ended September 30, 2009 according to comScore Media Metrix, a substantial lead over the number two real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 multiple listing services (“MLSs”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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

Throughout 2008, market conditions continued to decline and in late September of 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts have essentially stopped. Consumer confidence has declined and while mortgage rates have declined, the credit standards are perceived to be the tightest they have been in the last 15 years making it difficult to obtain a mortgage. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend. In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the slow market continued into 2008 and directly impacted our customer’s pocketbook, it caused their spending to decrease; therefore decreasing our revenue in 2008 and 2009. Additionally, many realtors have been unable to withstand the slowing market conditions and have gone out of business.

•	Evolution of Our Product and Service Offerings and Pricing Structures
     Move began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market in which they operate or the size of their business.
     We responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com® services based on the size of the market and the number of properties the customer displayed. Although for many of our customers this change led to substantial price increases over our former pricing, this change was reasonably well-accepted by our customer base.
     In 2006, we changed the business model for our New Homes and Rentals businesses. In the past, we had charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.com web site on May 1, 2006, we replaced our new homes site, HomeBuilder.com, and our apartment rentals site, RENTNET.com, with Move.com. In conjunction with this change, we began to display new home and apartment listings for no charge. Instead, we generated revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.com web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. Although the consumer was provided with significantly more content, the number of leads to our paying customers declined.
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
     The decline in consumer confidence and the resulting decline in consumer spending have caused many of our traditional consumer advertisers to reduce their spending. These economic conditions have contributed to the continued decline in our revenue from online display advertising. It could take considerable time before this offering yields meaningful growth, if it does so at all. Significant growth will require that we introduce new targeted products that are responsive to advertisers’ demands.
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
     During the nine months ended September 30, 2009, we incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination and employee severance charges.
     On September 3, 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we are leasing only a portion of the facility but will continue to occupy the current space in that facility until construction is completed on the new space. Our obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed resulting in a $1.2 million reduction to restructuring charges for the three months ended September 30, 2009.
     A summary of activity for the nine months ended September 30, 2009 related to these restructuring plans is as follows (in thousands):

	Employee	Lease Obligations
	Termination	and
	Benefits	Related Charges	Total
Accrued restructuring at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations	61	1,000	1,061
Change in estimates	(42)	—	(42)
Payments	(1,365)	(469)	(1,834)

Accrued restructuring at March 31, 2009	$58	$2,675	$2,733
Change in estimates	(23)	—	(23)
Payments	(35)	(1,478)	(1,513)

Accrued restructuring at June 30, 2009	$—	$1,197	$1,197
Payments	—	(5)	(5)
Change in estimates	—	(1,192)	(1,192)

Accrued restructuring at September 30, 2009	$—	$—	$—

Discontinued Operations and Dispositions
     In the fourth quarter of 2007, we decided to divest our Homeplans business. On April 15, 2008, we closed the sale of the business for a sales price of $1.0 million in cash. The transaction did not result in any significant gain or loss on disposition.
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and recorded a $1.0 million note receivable. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the nine months ended September 30, 2009.
     As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.3 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.3 million in indemnity payments. The Company denied liability for that sum and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the nine months ended September 30, 2009.
     Pursuant to Discontinued Operations Topic, ASC 205-20-45, our Consolidated Financial Statements for all periods presented reflect the reclassification of our Homeplans and Welcome Wagon® divisions as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities” and “Net cash provided by discontinued investing activities.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$—	$7,465	$9,609	$25,018
Total operating expenses	196	10,820	9,009	33,897
Impairment of long-lived assets	—	15,880	—	16,006
Restructuring charges	—	99	1,045	99

Loss from discontinued operations	$(196)	$(19,334)	$(445)	$(24,984)

Gain on disposition of discontinued operations	$—	$—	$2,303	$—

     In July 2009, the Company sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2009, as compared to those policies disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, except as discussed below.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162.” This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This statement applies to our financial statements beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     Segment Reporting Topic ASC 280-10 (formerly SFAS No. 131) requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance. We have undergone significant changes in our organizational structure over the past six months. We have moved from an organizational structure organized around business units to one aligned functionally with a new management team focused and incentivized around the total company performance. During the third quarter of 2009, we ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and, as such, we have determined that only one segment exists as defined by ASC 280-10.
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
Results of Operations
     Three Months Ended September 30, 2009 and 2008
     As described in the “Discontinued Operations and Dispositions” section above, we sold our Homeplans and Welcome Wagon® businesses and, as a result, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.
Revenue
     Revenue decreased $8.3 million, or 14%, to $52.9 million for the three months ended September 30 2009, compared to $61.2 million for the three months ended September 30, 2008. The decrease in revenue was primarily due to a decrease in our REALTOR.com® and New Homes products. We experienced lower Featured HomesTM and listing enhancement revenue on REALTOR.com directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes products experienced a significant decrease in revenue resulting from the downturn in the new construction market. There was also a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising.
     Cost of Revenue
     Cost of revenue increased $0.2 million, or 2%, to $12.0 million for the three months ended September 30, 2009, compared to $11.8 million for the three months ended September 30, 2008. The increase was primarily due to higher software and hardware maintenance costs of $0.3 million, increased costs of $0.3 million associated with development services to NAR and increased product fulfillment costs of $0.2 million resulting from improvements made to the featured product lines, partially offset by a $0.6 million decrease in personnel related costs.
     Gross margin percentage decreased to 77% for the three months ended September 30, 2009, compared to 81% for the three months ended September 30, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment and development services costs; and overall fixed overhead expenses being applied against lower revenues.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $5.2 million, or 22%, to $18.8 million for the three months ended September 30, 2009, compared to $24.0 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in online distribution costs of $3.6 million, a decrease in personnel related costs of $0.9 million, a decrease in on-line and other marketing costs of $0.5 million and other cost decreases of $0.2 million.
     Product and web site development. Product and web site development expenses increased $0.8 million, or 12%, to $7.6 million for the three months ended September 30, 2009, compared to $6.8 million for the three months ended September 30, 2008. The increase was primarily due to increased personnel related costs of $0.7 million and increased consulting cost of $0.2 million partially offset by other cost reductions of $0.1 million.
     General and administrative. General and administrative expenses decreased $2.4 million, or 13%, to $16.2 million for the three months ended September 30, 2009, compared to $18.6 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in legal costs of $1.4 million, a $0.5 million decrease in depreciation expense and a $0.5 million decrease in rent expense.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.
     Restructuring Charges. During the third quarter of 2008, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. We implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million in the third quarter of 2008. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce.
     During the third quarter of 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we are leasing only a portion of the facility but will continue to occupy the current space in that facility until construction is completed on the new space. Our obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed resulting in a $1.2 million reduction to restructuring charges for the three months ended September 30, 2009.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2009	2008
		(As restated)
Cost of revenue	$54	$41
Sales and marketing	472	161
Product and web site development	166	150
General and administrative	3,030	2,459

Total from continuing operations	$3,722	$2,811

     Stock-based compensation and charges increased $0.9 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 primarily due to the acceleration and modification of options upon termination of an executive officer and costs associated with restricted stock awards granted to the new Chief Executive Officer, partially offset by fewer stock option grants.
     Interest Income, Net
     Interest income, net, decreased $1.0 million to $0.3 million for the three months ended September 30, 2009, compared to $1.3 million for the three months ended September 30, 2008, primarily due to decreases in interest yields on short-term and long-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, remained relatively constant for the three months ended September 30, 2009 and 2008, respectively, and was generated primarily from the sale of assets.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended September 30, 2009 and 2008, respectively. An additional tax provision of $9,000 and $69,000 was recorded in the three months ended September 30, 2009 and 2008, respectively, for state income taxes.
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
     Nine Months Ended September 30, 2009 and 2008
     Revenue
     Revenue decreased $22.2 million, or 12%, to $162.4 million for the nine months ended September 30, 2009, compared to $184.6 million for the nine months ended September 30, 2008. The decrease in revenue was primarily due to a decrease in our REALTOR.com® and New Homes products. We experienced lower Featured HomesTM and listing enhancement revenue on REALTOR.com directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes products experienced a significant decrease in revenue resulting from the downturn in the new construction market. There was also a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising.
     Cost of Revenue
     Cost of revenue increased $3.0 million, or 9%, to $37.5 million for the nine months ended September 30, 2009, compared to $34.5 million for the nine months ended September 30, 2008. The increase was primarily due to higher product fulfillment cost of $2.5 million resulting from improvements made to our featured product lines, increased costs of $1.5 million associated with development services to NAR and increased depreciation expense of $0.8 million associated with new storage hardware in our data center. These increases were partially offset by a decrease in personnel related costs of $1.7 million and other cost decreases of $0.1 million.
     Gross margin percentage decreased to 77% for the nine months ended September 30, 2009, compared to 81% for the nine months ended September 30, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment and development services costs; and overall fixed overhead expenses being applied against lower revenues.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $10.4 million, or 14%, to $60.9 million for the nine months ended September 30, 2009, compared to $71.3 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in online distribution costs of $9.4 million, a decrease in online and other marketing costs of $0.7 million and other cost decreases of $0.3 million.
     Product and web site development. Product and web site development expenses remained consistent at $20.5 million for the nine months ended September 30, 2009 and 2008.
     General and administrative. General and administrative expenses decreased approximately $10.5 million, or 17%, to $51.2 million for the nine months ended September 30, 2009, compared to $61.8 million for the nine months ended September 30, 2008. The decrease was primarily due to a $6.0 million decrease in personnel related expenses, excluding non-cash stock-based compensation, primarily due to our restructuring efforts. Additionally, there was a $3.9 million decrease in legal fees, a $1.4 million decrease in rent expense due to our restructuring efforts, a $1.3 million decrease in depreciation expense, a $0.9 million decrease in outside consulting costs, a $0.3 million decrease in recruiting costs, a $0.3 million decrease in hardware and software costs, and other cost decreases of $0.9 million. These decreases were partially offset by an increase in non-cash stock based compensation of $4.5 million primarily due to the acceleration and modification of options upon the termination of executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested.
     Amortization of intangible assets. Amortization of intangible assets was approximately $0.4 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the nine months ended September 30, 2009. There were no litigation settlement charges for the nine months ended September 30, 2008. These settlements are discussed in Note 17, “Settlement of Disputes and Litigation” to our Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.
     Restructuring Charges. During the third quarter of 2008, our Board of Directors approved a restructuring and integration plan with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. We implemented the first phase of the plan and incurred a restructuring charge from continuing operations of $4.0 million in the third quarter of 2008. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the abandonment of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.0 million associated with the reduction in workforce.
     During the third quarter of 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we are leasing only a portion of the facility but will continue to occupy the current space in that facility until construction is completed on the new space. Our obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed resulting in a $1.2 million reduction to restructuring charges for the nine months ended September 30, 2009.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
		(As restated)
Cost of revenue	$137	$110
Sales and marketing	1,349	370
Product and web site development	493	419
General and administrative	13,668	8,935

Total from continuing operations	$15,647	$9,834

     Stock-based compensation and charges increased $5.8 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to the acceleration and modification of options upon termination of executive officers and restricted stock awards and options granted to the new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock option expense as a result of fewer option grants.
     Interest Income, Net
     Interest income, net, decreased $4.1 million to $0.7 million for the nine months ended September 30, 2009, compared to $4.8 million for the nine months ended September 30, 2008, primarily due to decreases in interest yields on short-term and long-term investments and an increase in interest expense due to new short-term borrowings under our line of credit.
     Other Income, Net
     Other income, net, increased $0.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 primarily due to an increase in income from the sale of assets.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $123,000 was recorded in the nine months ended September 30, 2009 and 2008, respectively. An additional tax provision of $104,000 and $190,000 was recorded in the nine months ended September 30, 2009 and 2008, respectively, for state income taxes.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $10.2 million for the nine months ended September 30, 2009 was attributable to the net loss from continuing operations of $5.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sale of assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $22.9 million offset by changes in operating assets and liabilities of $7.1 million.
     Net cash provided by continuing operating activities of $12.3 million for the nine months ended September 30, 2008 was attributable to the net loss from continuing operations of $2.3 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sale of assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $18.8 million offset by changes in operating assets and liabilities of $4.2 million.
     Net cash used in continuing investing activities of $6.4 million for the nine months ended September 30, 2009 was due to capital expenditures of $7.7 million, partially offset by proceeds from sales of fixed assets of $1.3 million.
     Net cash used in continuing investing activities of $5.0 million for the nine months ended September 30, 2008 was primarily attributable to capital expenditures of $5.7 million partially offset by net maturities of short-term investments of $0.5 million and proceeds from sales of assets of $0.2 million.
     Net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2009 was attributable reductions in restricted cash of $2.7 million and proceeds from exercise of stock options of $1.9 million, partially offset by tax withholdings related to net share settlements of restricted stock awards of $1.1 million and payments on capital lease obligations of $0.3 million.
     Net cash provided by financing activities of $66.2 million for the nine months ended September 30, 2008 was attributable to proceeds from a drawdown on revolving line of credit of $64.7 million, the exercise of stock options of $2.9 million and reductions in restricted cash of $0.1 million, partially offset by payments on capital lease obligations of $1.5 million.
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
     As of September 30, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity, until they can be sold in a market that facilitates orderly transactions or until their purchase is rescinded as sought by us in an arbitration proceeding against CGMI, our investment advisor in connection with the investments in ARS (see Note 18). As of September 30, 2009, we classified the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We hold our remaining investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.
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
     On May 8, 2008, we entered into a revolving line of credit providing for borrowings of up to $64.8 million with CGMI for a term of one year. On May 6, 2009 the line of credit was extended to May 21, 2009. Effective May 21, 2009, we entered into an amendment to our revolving line of credit facility with CGMI. The amendment extended the date by which we are required to repay outstanding principal advances to May 20, 2010 and revised the interest rate applicable to such advances. The per annum interest rate was revised to a rate equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) CGMI’s and its affiliates’ proprietary CGM Working Capital Rate. As of September 30, 2009, the interest rate was 2.27%. The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. On September 4, 2008, as a result of our concerns about the fluctuating credit markets, we drew down $64.7 million under the line of credit to increase our cash position and preserve our financial flexibility. As of September 30, 2009, there was $64.7 million in outstanding borrowings against this line of credit.
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
     On September 3, 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the new lease, effective August 1, 2009, our lease payments were reduced and our previous lease which was in effect through April 2010 was terminated. Our minimum lease commitment under this new lease over the next five years is $8.9 million.
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
     As of September 30, 2009, our long-term investments included $111.8 million of high-grade (AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the ability and the intent to hold these ARS investments until their fair value recovers, until they reach maturity, until they can be sold in a market that facilitates orderly transactions or until their purchase is rescinded as sought by us in an arbitration proceeding against CGMI, our investment advisor in connection with the investments in ARS (see Note 18). As of September 30, 2009, we have classified the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We hold our remaining investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of $17.6 million which we deemed as temporary and included in other comprehensive income.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As described in Note 2 to our unaudited condensed consolidated financial statements, during the three months ended September 30, 2009, we identified errors in the recording of our stock-based compensation expense and restated our consolidated financial statements for fiscal years 2008, 2007 and 2006. The errors were identified after a third-party software provider notified its clients, including us, that it made a change to how its software program calculates stock-based compensation expense. In connection with the restatement, our Chief Executive Officer and Chief Financial Officer determined that there was a material weakness in our internal control over financial reporting relating to the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. Based on this evaluation and because of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.
     (b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the remedial efforts to address the material weakness described below.
     During the three months ended September 30, 2009, management implemented a new control procedure in response to the material weakness described above. This additional control is to test the calculation of the stock-based compensation system reports on a quarterly basis, or whenever we upgrade the software used to calculate stock-based compensation expense. As of September 30, 2009, the new control procedure has been implemented and will be performed on a quarterly basis, or whenever we upgrade the software used to calculation stock-based compensation expense.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibits

10.1	Standard Office Lease executed September 18, 2009, between the Company’s subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed September 24, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: November 9, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Standard Office Lease executed September 18, 2009, between the Company’s subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed September 24, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.