Form 10-K
period 2009-12-31
MOVE INC
filed 2010-03-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009*	$223,269,476
Number of shares of common stock outstanding as of March 1, 2010	155,757,194

*	Based on the closing price of the common stock of $2.16 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2010 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2009

INDEX

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

OVERVIEW

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an essential resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold the leadership position in terms of web traffic and minutes, attracting an average of 8.9 million consumers to our network per month and 209 million minutes per month in 2009 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

Our vision is to win the hearts and minds of our consumers, customers, and partners. In order to do this, we need to lay a platform foundation that includes 3rd party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today we provide the most up-to-date for sale property listings information among all content aggregators on the web, with more than 50% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we provide information about home values, mortgage options, moving solutions and topical data as part of our blogs. In the future, we expect to capture similar information on the approximately 95 million properties that are not for sale.

We generate a substantial majority of our revenue from selling advertising and marketing solutions to real estate industry participants, including real estate agents, brokers, and rental property owners, as well as to other local and national advertisers interested in reaching our consumer audience. Most of our revenue is derived from subscription-based services that allow our customers to easily budget for our services. Our sales force consists of a combination of internal phone-based account executives and field sales personnel.

We were incorporated in the State of Delaware in 1993 under the name of InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters are located in Campbell, California. Our phone number is (805) 557-2300.

PRODUCTS AND SERVICES

REALTOR.com®

The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. We display on REALTOR.com® listing content received from approximately 900 MLSs across the United States, resulting in a searchable database of approximately four million existing properties for sale. Over half of our listings are updated every fifteen minutes providing the most comprehensive and timely content currently available among all content aggregators on the Internet.

In addition to property listings and neighborhood profiles, we offer consumers information and tools designed to assist them in understanding the value of their home, preparing the home for sale, listing and advertising the home, home affordability, the offer process, applying for a loan and understanding the mortgage options available, closing the purchase and planning the move.

REALTOR.com® is the official web site of NAR, the largest trade association in the United States that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.1 million members as of December 31, 2009. Under our agreement with NAR, we operate REALTOR.com®, and, as such, we present basic MLS property listings to consumers on the web site at no charge to real estate professionals.

We offer the following services to enable real estate professionals to manage their online content and branding presence and better connect with home buyers and sellers:

Showcase Listing Enhancements.  When an agent or broker purchases the showcase listing product they are then able to promote their listings by adding more photos, virtual tours, video and printable brochures to the basic listing. They can also personalize the listing by adding additional features such as custom copy, text effects, their own personal branding information, links to their personal web site and more. Showcase listings are priced based on the size of a geographic market and the number of historical listing counts for the past twelve months an agent may have, and are sold on an annual subscription basis. We sell showcase listings directly to individual real estate agents as well as to real estate brokers who purchase showcase listings on behalf of their agents. Our showcase listing product represented approximately 39%, 39%, and 35% of our overall revenue from continuing operations for fiscal years 2009, 2008 and 2007, respectively;

Display ad products.  We provide numerous opportunities for real estate professionals to promote individual properties, themselves or their company brand. These products are priced based on geographic market and are sold as three, six or twelve month subscriptions:

•	Featured Homestm allows agents or brokers to more prominently display a limited number of their property listings on the REALTOR.com® web site by presenting them first in certain searches of their respective zip codes;

•	Featured Agenttm, Featured Companytm and Featured Communitytm all provide the opportunity for agents or brokers to promote themselves and their services on REALTOR.com® in the form of banner advertising within a geographically targeted real estate audience;

•	Featured CMAtm allows agents or brokers to present consumers with information about their local market conditions and, in the process, recognize the value of contacting them for professional consultation and assistance; and

•	Search Assist allows agents or brokers to present consumers who register on the REALTOR.com® web site with updated property listings via email in the neighborhood they are searching.

Our Featured Homes product represented approximately 9%, 11%, and 13% of our overall revenue from continuing operations for fiscal years 2009, 2008 and 2007, respectively; and

Web sites.  We offer a series of template web sites designed specifically for agents and brokers, which are sold on an annual subscription basis. Such websites can display listings for a broker’s local market using Internet Data Exchange (“IDX”) protocols and technology. We support IDX data feeds in approximately 200 markets.

Top Producer®

Our primary Top Producer® product, “8i®” solution, is the leading customer relationship management (“CRM”) software designed specifically for real estate agents. Top Producer’s 8i® web-based application features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. Top Producer products are co-branded for some of the country’s largest franchise brands, such as RE/MAX, Keller Williams, Coldwell Banker, Century 21, ERA, GMAC and Real Estate One. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

The Top Producer CRM software is offered exclusively as a web-based application that is purchased through an initial annual subscription. Our 8i product represented approximately 11%, 11% and 12% of our overall revenue from continuing operations for fiscal year 2009, 2008 and 2007, respectively.

We also offer Market Snapshot® and Market Buildertm products that allow real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot® and Market Builder tools are currently purchased through an annual subscription and are available on a standalone basis, or bundled with the 8i® solution and other Top Producer® products.

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

Featured Listings.  Featured Listings allow rental property owners and managers to obtain priority placement for their listings on the search results page. The Featured Listings displayed in the top positions are based on consumer-defined criteria and the relevancy of listing detail to those criteria. Featured Listings are offered on a cost-per-click basis; and

Display Advertising.  Display Advertising allows rentals owners and others to advertise their brand and capabilities, as well as particular apartment communities, on Move.com. Display Advertising ads are published within the Rentals channel of the Move.com website by way of “banner” and “skyscraper” presentations on the Rentals search results pages. Display Ads are sold with respect to specific geographic regions, each of which are limited to, and may be shared by, up to ten advertisers. Display Advertising is sold on a monthly subscription basis.

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

BUSINESSES EXITED OR PLACED INTO JOINT VENTURE

In June 2009, we sold our Welcome Wagon business, which is classified as discontinued operations for all periods presented. In July 2009, we also sold certain products previously produced through our Enterprise business. In October 2009, we entered into an agreement with Builders Homesite, Inc., to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions.

COMPETITION

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

Our primary competitors for online real estate advertising dollars include HomeGain (a division of Classified Ventures, LLC), Google, Market Leader, Inc. (formerly HouseValues.com), NewHomeGuide.com, Tree.com (formerly Lending Tree and RealEstate.com), Trulia, Yahoo! Real Estate and Zillow. In addition, our Move® Rentals web site faces competition from Apartments.com, ApartmentGuide.com, ForRent.com and Rent.com. Our Move.com web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

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

See “Risk Factors — Risks Related to our Business” for additional discussion of factors affecting our competition.

SEASONALITY

Our traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. This seasonal decline in traffic can negatively impact revenue from our Media business in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels. This seasonal decline in traffic can also negatively impact the revenue from our “Featured Listings” products in Rentals as that revenue is generated on a cost-per-click basis.

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

Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. Through 2009, our systems have been able to respond to increased content and more frequent updates to the content on the sites as well as higher consumer demand. We host all of our web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See “Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

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

EMPLOYEES

As of December 31, 2009, we had 951 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

See “Risk Factors — Risks Related to Our Business.”

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information, with the SEC. In most cases, those documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 910 E. Hamilton Ave, Campbell, CA 95008. You may also read and copy these documents at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

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

Risks Related to Our Business

We have had a history of net losses and could incur net losses in the future.

Except for net income of $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993 including net losses of $6.9 million, $29.2 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to return to profitability.

Competition for our services may adversely impact our business.

Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that may compete for advertising dollars. The real estate search services market in which we operate is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market, including Apartments.com, ApartmentGuide.com, ForRent.com, Google, HomeGain (a division of Classified Ventures, LLC), Market Leader, Inc. (formerly HouseValues.com), NewHomeGuide.com, Rent.com, Tree.com (formerly Lending Tree and RealEstate.com), Trulia, Yahoo! Real Estate and Zillow as well as general interest consumer web sites that offer home, moving and finance content, including Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Furthermore, real estate brokers or other website operators, due to evolving policies, rules, regulatory initiatives, conventions and strategies (for example, recent changes in the NAR’s policies concerning virtual office web sites (“VOWs”)), might be able to more effectively aggregate listing data for display over the Internet in ways comparable to REALTOR.com®. Developments such as these could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site. Also, developments in the real estate search services market may also encourage additional competitors to enter that market. Some of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than us. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

We cannot predict how, if at all, our competitors may respond to our initiatives. We also cannot provide assurance that our offerings will be able to compete successfully against these competitors or new competitors that enter our markets.

We may not be able to continue to obtain more listings from MLSs and real estate brokers than other web site operators.

We believe that part of the success of REALTOR.com® depends on displaying a larger and more current database of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs that have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS could choose not to renew their agreement with us. There are no assurances the MLSs will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers and thus, less attractive to our advertising customers.

Poor execution could harm our business, profitability and growth.

Although we have significant advantages that help us compete effectively, we might fail to plan, execute, manage and leverage new systems developments, new product launches, new web site features, our partnering ventures, new resource allocations and other current and new operational initiatives in a savvy, timely, efficient and cost-effective manner. Such failures could harm our competitive position, increase our costs, cause operational disruptions and difficulties, damage or limit profitability and growth prospects, limit our ability to make needed investments in our business and harm our reputation, our ability to attract consumers and customers and our ability to sustain and increase revenue.

Although the relative market position of our network of websites is an advantage, we might be unable to interest a sufficient number of new advertisers to purchase advertising presence on our web sites, or we might fail to retain advertisers who do purchase advertising from us. These circumstances could adversely affect revenue, growth and profitability and could prevent us from effectively monetizing the advertising potential of our web sites and could limit our ability to make additional investments in our business.

Although our customer support function is a valuable asset to our business, we might make errors in executing, or fail to effectively manage our customer support function. This could result in negative publicity, damage our reputation, harm customer relationships and diminish interest in, loyalty to and use of our web sites, products and services.

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

Other factors that could affect our quarterly operating results include those described elsewhere in this Form 10-K, and include:

•	the level at which real estate agents, brokers and rental owners renew the arrangements through which they obtain our services;

•	a continued downturn in, or a slow (rather than speedy) recovery of, the residential real estate market and the impact on advertising;

•	the amount of advertising sold on our web sites and the timing of payments for this advertising; and

•	the costs from litigation, including the cost of settlements.

Negative conditions in the global credit markets may continue to impair the liquidity of a portion of our investment portfolio.

As of December 31, 2009, our long-term investments included $111.8 million of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97%

guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature, or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. Because the arbitration proceeding we brought that is described in Note 23 “Commitments and Contingencies — Legal Proceedings” to our Consolidated Financial Statements in Item 8 of this Form 10-K was not successful, the possibility of a compelled buy-back of these ARS investments is no longer available. We do not have a need to access these funds for operational purposes for the foreseeable future, and we currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. We have classified the ARS investment balance as Long-term Investments because of the inability to determine when these investments will become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income. We believe our conclusion that the impairment is temporary is still appropriate as of December 31, 2009.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes in credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. Macro economic factors, such as fluctuations in and expectations regarding inflation, interest rates, currency exchange rates and national, regional and local demand, as well as tax, political and social factors could also affect our investments adversely.

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

The U.S. residential real estate market is currently in a significant downturn due to downward pressure on housing prices, credit constraints inhibiting home buyers, foreclosures, and an exceptionally large inventory of unsold homes. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions.

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

We regard substantial elements of our web sites and underlying technology as proprietary. Despite our precautionary measures, third parties may copy or otherwise obtain and use our proprietary information without authorization, or develop similar technology independently. Any legal action that we might bring or other steps we might take to protect this property could be unsuccessful, expensive and distract management from day-to-day operations.

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

Our relationship with the NAR is an important part of our business plan and our business could be harmed if we were to lose the benefits of this relationship.

The REALTOR.com® trademark and web site address and the REALTOR® trademark are owned by NAR. NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® web site under an operating agreement (including amendments) with NAR. Our operating agreement with NAR contains restrictions on how we can operate the REALTOR.com® web site. For example, we can only enter into agreements with entities that provide us with real estate listings, such as MLSs, on terms approved by NAR. In addition, NAR can require us to include on REALTOR.com® real estate related content that it has developed.

Our operating agreement with NAR also contains a number of provisions that restrict how we operate our business. For example:

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

NAR also has significant influence over our corporate governance, including the right to have one representative as a member of our board of directors (out of a current total of nine) and two representatives as members of our RealSelect’s subsidiary’s board of directors (out of a current total of seven). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or board of directors, without the consent of at least one of NAR’s representatives on its board of directors.

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

If our operating agreement with NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® web site and provide copies of our agreements with advertisers and data content providers, such as real estate brokers or MLSs, to NAR. NAR would then be able to operate the REALTOR.com® web site itself or with another third party.

In addition to limitations and risks of the kind set forth above, our business relationship with NAR could erode, become strained or otherwise develop adversely or non-amicably. This could arise from poor management of the relationship, existing or new areas of conflict or potential conflict between our interests and NAR’s interests, changes in the real estate industry or from other causes. Adverse circumstances such as these could result in significant erosion of or damage to our business since, among other reasons, many of our customers and data providers are members of, have interests that are closely aligned with or are otherwise influenced by or inclined favorably toward the NAR.

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

At December 31, 2009, we had gross net operating losses carry forwards (“NOLs”) for federal and state income tax purposes of approximately $939.4 million and $382.7 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2018. Approximately $1.1 million of the state NOLs expired in 2009 and the state NOLs will continue to expire from 2010 to 2028. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them.

Approximately $136.0 million of the $939.4 million federal NOL may belong to members of our group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance. We are currently analyzing whether such members may be consolidated for federal tax purposes in the future.

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

Internet Industry Risks

Systems failures could harm our business.

Temporary or permanent outages of our computers or software equipment could have an adverse effect on our business. Although we have not experienced any catastrophic outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage, while adequate to replace assets and compensate for losses incurred, may not be adequate to compensate for the disruption it causes our customers and consumers, which could affect our future revenues and traffic.

Experienced computer programmers seeking to intrude or cause harm, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any catastrophic security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

We depend on continued performance of and improvements to our computer network.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties:

We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration

Principal executive and corporate office, product development and marketing	Campbell, CA	29,767	2013
Sales, engineering, finance, legal and human resources	Westlake Village, CA	76,048	2016
Technology facility	Phoenix, AZ	8,114	2017
Operations and customer service center	Scottsdale, AZ	46,182	2013
Top Producer®	Richmond, Canada	47,114	2011
Sales offices	Manhattan, NY	6,000	2012

We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.	Legal Proceedings.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MOVE.” The following table shows the high and low sale prices of the common stock as reported for the periods indicated.

	High	Low

2008
First Quarter	$3.22	$1.62
Second Quarter	3.47	2.23
Third Quarter	3.16	2.00
Fourth Quarter	2.33	0.64
2009
First Quarter	1.94	1.03
Second Quarter	2.40	1.37
Third Quarter	3.18	1.95
Fourth Quarter	2.79	1.45
2010
First Quarter (up until March 1, 2010)	2.04	1.54

As of March 1, 2010, there were approximately 3,053 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. We are obligated to pay dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock is outstanding, the dividend will be paid “in-kind” in shares of Series B Preferred Stock and only in cash thereafter. See Note 16, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for information regarding restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2009 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
			Weighted Average	Remaining Available for
	Number of Securities to		Exercise Price of	Future Issuance Under
	be Issued Upon Exercise		Outstanding	Equity Compensation Plans
	of Outstanding Options,		Options, Warrants	(Excluding Securities
	Warrants and Rights		and Rights	Reflected in Column (a))
Plan Category	(a)
	(In thousands)		(b)	(c)
(In thousands)

Equity compensation plans approved by security holders	29,134	(1)	$2.93	—
Equity compensation plans not approved by security holders	10,243		$2.71	7,886	(2)

Total	39,377		$2.87	7,886

(1)	Includes shares to be issued pursuant to the exercise or settlement of awards granted under the Move, Inc. 1999 Stock Incentive Plan.

(2)	Includes 3,420 shares available for issuance pursuant to any future grants of full-value stock awards.

Non-Shareholder Approved Plans

The Move, Inc. 2002 Stock Incentive Plan, is a non-shareholder approved plan established in January 2002 that permits stock option grants intended to attract and retain qualified personnel. No more than 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a 10-year life.

We established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 2,625,000 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with us and in connection with his appointment to serve as our principal financial officer and principal accounting officer effective July 20, 2009, we granted Mr. Krolik 750,000 stock options from that reserve with an exercise price equal to the closing price of our common stock on his start date and a term of 10 years from the date of grant. The stock options will vest quarterly from the grant date over a forty-eight month period, subject to his continued employment on each vesting date. We also granted Mr. Krolik 150,000 restricted shares of common stock from that reserve that will vest in equal annual installments over three years, subject to his continued employment on each vesting date. We also granted Mr. Krolik 225,000 performance-based restricted stock units from that reserve, 75,000 of which may be earned based on the attainment of performance goals relating to revenues and EBITDA for each of the three fiscal years ending December 31, 2010, 2011 and 2012. These awards were not granted under any of our previously established equity incentive plans.

Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) is intended to attract, retain and motivate employees, (ii) is administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provides that options granted thereunder are exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. We granted 1,046,000 and 1,726,000 options under these plans in 2009 and 2007, respectively, but we did not grant any options under these plans in 2008. Options outstanding as of December 31, 2009 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 2,816,996 and the weighted average exercise price of those option shares is $4.08.

For additional information regarding our equity compensation plans, see Note 15, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stockholder Return Performance Graph

The following graph compares, for the period beginning December 31, 2004 through December 31, 2009, during which our common stock has been registered under Section 12 of the Exchange Act, the cumulative total stockholder return for our common stock, the NASDAQ Market Index (U.S.), and the Hemscott Group Index (Internet Software and Services). The results reflected in the graph assume the investment of $100 on December 31, 2004 in our common stock and those indices and reinvestments of dividends by those companies that paid dividends. The information contained in this graph was prepared by Morningstar, Inc.

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

The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$212,009	$242,069	$248,919	$238,752	$202,653
Cost of revenue(1)	48,498	46,041	42,908	41,154	33,284

Gross profit	163,511	196,028	206,011	197,598	169,369
Operating expenses:
Sales and marketing(1)	78,062	93,531	89,954	86,765	70,151
Product and web site development(1)	27,832	26,342	34,656	31,969	21,257
General and administrative(1)	64,944	77,571	72,731	70,113	71,861
Amortization of intangible assets	473	756	761	699	1,296
Restructuring charges	(1,192)	4,412	—	(278)	(1,331)
Impairment of long-lived assets(1)	—	1,670	4,824	—	—
Litigation settlements	4,863	—	3,900	—	1,750

Total operating expenses	174,982	204,282	206,826	189,268	164,984

Operating income (loss) from continuing operations	(11,471)	(8,254)	(815)	8,330	4,385
Interest income, net	847	5,687	9,852	7,250	2,351
Other income, net	1,898	1,091	1,493	17,274	530

Income (loss) from continuing operations before income taxes	(8,726)	(1,476)	10,530	32,854	7,266
Provision for income taxes	37	549	501	134	—

Income (loss) from continuing operations	(8,763)	(2,025)	10,029	32,720	7,266
Loss from discontinued operations	(486)	(27,165)	(10,345)	(11,863)	(7,576)
Gain on disposition of discontinued operations	2,303	—	—	—	855

Net income (loss)	(6,946)	(29,190)	(316)	20,857	545
Convertible preferred stock dividend and related accretion	(5,244)	(5,108)	(4,977)	(4,859)	(408)

Net income (loss) applicable to common stockholders	$(12,190)	$(34,298)	$(5,293)	$15,998	$137

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.09)	$(0.05)	$0.03	$0.18	$0.05
Discontinued operations	0.01	(0.18)	(0.07)	(0.08)	(0.05)

Basic income (loss) per share applicable to common stockholders	$(0.08)	$(0.23)	$(0.03)	$0.11	$0.00

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.09)	$(0.05)	$0.03	$0.17	$0.04
Discontinued operations	0.01	(0.18)	(0.07)	(0.07)	(0.04)

Diluted income (loss) per share applicable to common stockholders	$(0.08)	$(0.23)	$(0.03)	$0.10	$0.00

Shares used in calculation of income (loss) per share
Basic	153,369	151,952	154,524	151,170	147,175

Diluted	153,369	151,952	154,524	163,394	182,548

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of revenue	$181	$144	$130	$140	$—
Sales and marketing	1,736	758	1,309	1,765	291
Product and web site development	687	566	1,181	1,339	—
General and administrative	14,998	10,857	12,380	12,510	824
Impairment of long-lived assets	—	—	570	—	—

Total from continuing operations	17,602	12,325	15,570	15,754	1,115
Total from discontinued operations	64	135	514	1,169	—

Total stock-based compensation and charges	$17,666	$12,460	$16,084	$16,923	$1,115

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and short-term investments	$106,487	$108,935	$175,613	$157,848	$152,322
Total assets	291,295	292,007	282,528	285,949	249,026
Obligation under capital lease	—	339	2,167	4,071	1,005
Series B convertible preferred stock	111,541	106,297	101,189	96,212	91,349
Total stockholders’ equity	74,197	67,839	104,477	101,452	61,924

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Overview

Our History

We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate “kiosks” for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. Substantially all of NAR’s ownership interest in RealSelect, Inc. was exchanged for stock in a new parent company, Homestore.com, Inc., in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed our name to Homestore, Inc. in May 2002 and to Move, Inc. in June 2006.

Our Business

Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an essential resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

On our web sites we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold the leadership position in terms of web traffic and minutes, attracting an average of 8.9 million consumers to our network per month and 209 million minutes per month in 2009 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

Our vision is to win the hearts and minds of our consumers, customers, and partners. In order to do this, we need to lay a platform foundation that includes 3rd party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today we provide the most up-to-date for sale property listings information among all content aggregators on the web, with more than 50% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we provide information about home values, mortgage options, moving solutions and topical data as part of our blogs. In the future, we expect to capture similar information on the approximately 95 million properties that are not for sale.

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

Throughout 2008, market conditions continued to decline and in late September of 2008, the stock market declines negatively impacted the liquidity of the markets in general and contributed to the decline in consumer spending. With the exception of very few markets, new home starts came to a halt. Consumer confidence has declined and while mortgage rates have appeared to decline slightly, the credit standards are perceived to be the tightest they have been in the last 15 years. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend.

In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the market declined in 2008, the advertising spend by many of the large agents and brokers slowed and some of the medium and smaller brokers and agents reduced expenses to remain in business. This caused us to experience a decline in revenue in 2008 and 2009.

2009 was difficult for the real estate market and it is not expected to improve in 2010. Entering 2010, delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within various markets. This coupled with the fact that banks have significantly tightened their credit standards for mortgage loans will make home purchases in the upper end of the market that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the next year.

•	Evolution of Our Product and Service Offerings and Pricing Structures.

Realtor.com® services began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operated in or the size of their business.

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

In today’s market, our real estate professional customers are facing a decline in their business and have to balance their marketing needs with their ability to pay. As a result, they are demanding products that perform and provide measurable results for their marketing spend. We are evaluating customer feedback and balancing that with the need for an improved consumer experience and are modifying our products and our pricing to be responsive to both.

The decline in consumer confidence and the resulting decline in consumer spending have caused many of our traditional consumer advertisers to reduce their spending. These economic conditions have caused the decline in our display and banner ad revenue. It could take considerable time before this product area yields meaningful growth, if at all. Significant growth will require that we introduce new targeted products that are responsive to advertisers’ demands and are presented to consumers much more timely.

Acquisitions and Dispositions

In the second quarter of 2008, we decided to divest our Welcome Wagon® business. On June 22, 2009, we closed the sale of the business for a sales price of $2.0 million. We received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.

As part of the sale in 2002 of our ConsumerInfo division to Experian Holding, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, our maximum potential liability for claims by Experian was capped at $29.3 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.3 million in indemnity payments. We denied liability and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and we received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the year ended December 31, 2009.

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

	For the Year Ended December 31,
	2009	2008	2007

Revenue	$9,609	$31,452	$44,250
Total operating expenses	(9,050)	(41,027)	(51,521)
Restructuring charges	(1,045)	(1,584)	—
Impairment of long-lived assets	—	(16,006)	(3,074)

Loss from discontinued operations	$(486)	$(27,165)	$(10,345)

Gain on disposition of discontinued operations	$2,303	$—	$—

In July 2009, we sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in our Consolidated Statements of Operations for the year ended December 31, 2009.

Investment in Joint Venture

On October 1, 2009, along with Builder Homesite, Inc. (“BHI”) we entered into an agreement to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX will operate the Move.com New Homes Channel, the NewHomeSource.com web site and other websites focused on the new homes market. The BDX joint venture is located in Austin, Texas. Move made cash payments of $6.5 million, and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. We recorded our initial investment in the joint venture at $6.5 million, reflecting such cash payments and the carrying value of the business assets contributed.

At December 31, 2009, our carrying value of the investment in the joint venture exceeded our proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily relates to differences in the cash payments and carrying value of the net assets contributed by us and BHI upon the formation of the joint venture and represents goodwill.

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. We will record our proportionate share of net income or loss one month in arrears. For the year ended December 31, 2009, we recorded $0.1 million in undistributed earnings of unconsolidated joint ventures which is included in other income, net in our Consolidated Statements of Operations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; valuation of investments; valuation of goodwill, identified intangibles and other long-lived assets; stock-based compensation; segment reporting; and legal contingencies.

Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue Recognition

Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. In the absence of fair value for a delivered element, we first allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

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

We derive our revenue primarily from two sources: (i) advertising revenue for running online advertising on our web sites and (ii) software revenue, which represents software licenses. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Valuation of Long-term Investments

Our Long-term Investments consist of ARS investments which are not currently trading and therefore do not have a readily determinable market value. We used a discounted cash flow model to estimate the fair value of these ARS investments as of December 31, 2009 and 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. If any of the assumptions used in the discounted cash flow model change significantly, the fair value of our ARS investments may differ materially in the future from that recorded in the current period. We believe the fair value accounting associated with our investments is a critical accounting policy because it requires the use of complex judgment in its application.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis during our fourth fiscal quarter and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by our chief operating decision maker for making operating decisions and assessing performance. During the year ended December 31, 2009, we ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and began to report the company only on a consolidated basis. Therefore, we test goodwill for impairment on a consolidated entity basis.

In testing for a potential impairment of goodwill, we first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the consolidated entity is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We engaged a third party valuation expert to assist with determining the estimated fair value of the consolidated entity based on the use of a combination of the income approach, based on the present value of estimated future cash flows, and the market approach, using comparable publically traded business interests. The results of our test for goodwill impairment, as of November 30, 2009, showed that the estimated fair value of the consolidated entity exceeded the carrying value by approximately $190 million, or 65%. The discount rate utilized in performing the analysis was approximately 11% while the terminal growth rate used was approximately 5%. There were no impairment charges recorded for the years ended December 31, 2009 and 2008.

Stock-Based Compensation

We recognize stock-based compensation at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of options granted was derived from an analysis of optionees’ historical post-vest exercise behavior.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. We have undergone significant changes in our organizational structure over the past year. We have moved from an organizational structure organized around business units to one aligned functionally with a new management team focused and incentivized around the total company performance. During the third quarter of 2009, we ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and, as such, we have determined that only one segment exists.

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

Results of Operations

We have continued to modify our business model over the past three years. In addition, we appointed a new Chief Executive Officer in January 2009. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	execute our business model, including changes to that model;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Our revenue has declined in the last three years. We have achieved net income in a few quarters in 2009 and 2007, but we did not achieve net income in any quarter of 2008 and we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors” of this

Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Consolidated Statement of Operations Data:
Revenue	$212,009	$242,069	$248,919
Cost of revenue(1)	48,498	46,041	42,908

Gross profit	163,511	196,028	206,011
Operating expenses:
Sales and marketing(1)	78,062	93,531	89,954
Product and web site development(1)	27,832	26,342	34,656
General and administrative(1)	64,944	77,571	72,731
Amortization of intangible assets	473	756	761
Restructuring charges	(1,192)	4,412	—
Impairment of long-lived assets(1)	—	1,670	4,824
Litigation settlements	4,863	—	3,900

Total operating expenses	174,982	204,282	206,826

Operating loss from continuing operations	(11,471)	(8,254)	(815)
Interest income, net	847	5,687	9,852
Other income, net	1,898	1,091	1,493

Income (loss) from continuing operations before income taxes	(8,726)	(1,476)	10,530
Provision for income taxes	37	549	501

Income (loss) from continuing operations	(8,763)	(2,025)	10,029
Loss from discontinued operations	(486)	(27,165)	(10,345)
Gain on disposition of discontinued operations	2,303	—	—

Net loss	(6,946)	(29,190)	(316)
Convertible preferred stock dividend and related accretion	(5,244)	(5,108)	(4,977)

Net loss applicable to common stockholders	$(12,190)	$(34,298)	$(5,293)

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cost of revenue	$181	$144	$130
Sales and marketing	1,736	758	1,309
Product and web site development	687	566	1,181
General and administrative	14,998	10,857	12,380
Impairment of long-lived assets	—	—	570

Total for continuing operations	17,602	12,325	15,570
Total for discontinued operations	64	135	514

Total stock-based compensation and charges	$17,666	$12,460	$16,084

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	23	19	17

Gross profit	77	81	83
Operating expenses:
Sales and marketing	37	39	36
Product and web site development	13	11	14
General and administrative	31	32	29
Amortization of intangible assets	—	—	—
Restructuring charges	(1)	2	—
Impairment of long-lived assets	—	1	2
Litigation settlements	2	—	2

Total operating expenses	83	84	83

Operating loss from continuing operations	(5)	(3)	—
Interest income, net	—	2	4
Other income, net	1	—	—

Income (loss) from continuing operations before income taxes	(4)	(1)	4
Provision for income taxes	—	—	—

Income (loss) from continuing operations	(4)	(1)	4
Loss from discontinued operations	—	(11)	(4)
Gain on disposition of discontinued operations	1	—	—

Net loss	(3)	(12)	—
Convertible preferred stock dividend and related accretion	(2)	(2)	(2)

Net loss applicable to common stockholders	(6)%	(14)%	(2)%

For the Years Ended December 31, 2009 and 2008

Revenue

Revenue decreased $30.1 million, or 12%, to $212.0 million for the year ended December 31, 2009, compared to $242.1 million for the year ended December 31, 2008. The decrease in revenue was primarily due to a decrease in our REALTOR.com® and New Homes products. We experienced lower Featured Homestm and listing enhancement revenue on REALTOR.com directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured Communitytm product. Our New Homes products experienced a significant decrease in revenue resulting from the downturn in the new construction market and the transfer of that revenue to our unconsolidated joint venture in the fourth quarter of 2009. There was a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Our Top Producer® 8i subscriber base and associated revenues decreased over the past year due to reduced spending by real estate professionals partially offset by improved revenues from the Market Snapshottm and Market Builder tm products that were introduced in the latter part of 2007. We also experienced declines in the Rentals featured listings revenues and the mover lead generation revenues from the Moving.com web site. This was partially offset by increased revenues of $1.3 million associated with providing product development services to the National Association of Realtors (“NAR”).

Cost of Revenue

Cost of revenue increased $2.5 million, or 5%, to $48.5 million for the year ended December 31, 2009, compared to $46.0 million for the year ended December 31, 2008. The increase was primarily due to increased costs of $1.1 million associated with development services provided to NAR, higher product fulfillment costs of $1.1 million resulting from improvements made to our feature product lines, increased depreciation expense of $1.0 million associated with increased storage hardware in the data center, increased mover lead generation costs of $0.9 million and increased software and hardware maintenance costs of $0.8 million, partially offset by a decrease in personnel related costs of $2.1 million and other cost decreases of $0.3 million.

Gross margin percentage decreased to 77% for the year ended December 31, 2009, compared to 81% for the year ended December 31, 2008. The decrease is due to reduced higher margin advertising revenue; increased product fulfillment and development services costs; and overall fixed overhead expenses being applied against lower revenues.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses decreased $15.4 million, or 16%, to $78.1 million for the year ended December 31, 2009, compared to $93.5 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in online distribution costs of $13.9 million, a decrease in other marketing costs of $0.6 million, a decrease in consulting costs of $0.4 million and other cost decreases of $0.5 million.

Product and Web Site Development.  Product and web site development expenses increased $1.5 million, or 6%, to $27.8 million for the year ended December 31, 2009, compared to $26.3 million for the year ended December 31, 2008. The increase was primarily due to increased personnel related costs of $2.5 million partially offset by decreased consulting costs of $0.7 million and other cost decreases of $0.3 million.

General and Administrative.  General and administrative expenses decreased $12.6 million, or 16%, to $64.9 million for the year ended December 31, 2009, compared to $77.5 million for the year ended December 31, 2008. The decrease was primarily due to a $6.2 million decrease in personnel related expenses, excluding non-cash stock based compensation, due to our restructuring efforts. Additionally, there was a $4.2 million decrease in legal fees, a $1.7 million decrease in depreciation expense, a $1.6 million decrease in rent expense due to our restructuring efforts, a $0.7 million decrease in consulting costs and other cost decreases of $2.3 million. These decreases were partially offset by an increase of $4.1 million in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of former executive officers and restricted stock awards and options granted to our new Chief Executive Officer that were immediately vested.

Amortization of Intangible Assets.  Amortization of intangible assets was approximately $0.5 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively.

Restructuring Charges.  During the year ended December 31, 2008, our Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, we incurred a restructuring charge from continuing operations of $4.4 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other personnel related costs of $1.4 million associated with a reduction in workforce.

During the year ended December 31, 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we are leasing only a portion of the facility but will continue to occupy the current space in that facility until construction is completed on the new space. Our obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed resulting in a $1.2 million reduction to restructuring charges for the year ended December 31, 2009.

Impairment of long-lived assets.  There was a $1.7 million impairment charge from continuing operations for the year ended December 31, 2008 primarily due to an impairment charge of $1.8 million associated with previously capitalized costs for software development. In addition, we were able to negotiate a favorable release from certain maintenance obligations related to long-lived assets impaired in 2007 resulting in a reduction to our impairment charges of approximately $0.1 million. There was no impairment charge for the year ended December 31, 2009.

Litigation Settlement.  We recorded a litigation settlement charge of approximately $4.9 million for the year ended December 31, 2009. There were no litigation settlement charges for the year ended December 31, 2008. These settlements are discussed in Note 23, “Settlements of Disputes and Litigation” to the audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stock-based Compensation and Charges.  The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2009	2008

Cost of revenue	$181	$144
Sales and marketing	1,736	758
Product and web site development	687	566
General and administrative	14,998	10,857

Total from continuing operations	$17,602	$12,325

Stock-based compensation and charges increased $5.3 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the acceleration and modification of options upon termination of former executive officers and restricted stock awards and options granted to our new Chief Executive Officer that were immediately vested. These increases were partially offset by lower stock options expense as a result of fewer option grants. As of December 31, 2009, there was $15.2 million of unrecognized compensation cost related to non-vested stock option awards granted under our plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.4 years.

Interest Income, Net

Interest income, net, decreased $4.9 million to $0.8 million for the year ended December 31, 2009, compared to $5.7 million for the year ended December 31, 2008, primarily due to decreases in interest yields on short-term and long-term investments and interest expense related to short-term borrowings under our line of credit.

Other Income, Net

Other income, net, increased $0.8 million to $1.9 million for the year ended December 31, 2009, compared to $1.1 million for the year ended December 31, 2008, primarily due to an increase in income from the sale of assets. We recognized a $1.3 million gain on the sale of certain product lines associated with the Enterprise business during the year ended December 31, 2009.

Income Taxes

As a result of historical net operating losses, we would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision in the amount of $0.2 million and $0.1 million was recorded during the years ended December 31, 2009 and 2008, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. During the year ended December 31, 2009, we recorded a current tax benefit of $0.2 million for a federal alternative minimum tax refund resulting from a net operating loss carryback available under new tax laws. During the year ended December 31, 2008, a current tax provision was recorded due to $0.1 million in federal alternative minimum taxes and $0.2 million for state and local income taxes. An additional current tax provision of $0.2 million was recorded for the year ended

December 31, 2008 due to the release of acquired net operating loss carryforwards which were recorded against Goodwill.

At December 31, 2009, we had gross net operating loss carryfowards (“NOLs”) for federal and state income tax purposes of approximately $939.4 million and $382.7 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $1.1 million of the state NOLs expired in 2009 and the state NOLs will continue to expire from 2010 until 2028. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, due to the likelihood that we may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

Approximately $136.0 million of the $939.4 million federal NOL may belong to members of our group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance. We are currently analyzing whether such members may be consolidated for federal tax purposes in the future.

For the Years Ended December 31, 2008 and 2007

Revenue

Revenue decreased $6.8 million, or 3%, to $242.1 million for the year ended December 31, 2008, compared to $248.9 million for the year ended December 31, 2007. The decrease was primarily generated by a significant decrease in our New Home business resulting from the downturn in the housing market. There were modest declines in the REALTOR.com® products primarily due to decreased Featured Homestm revenue as a direct result of reduced purchasing by one large broker customer, partially offset by increased enhanced listing revenues and Featured CMAtm revenues. There were also modest declines in the Rentals products due to decreased featured listings revenues and decreased online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. These decreases were partially offset by an increase in revenue from our Top Producer product offerings.

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

Amortization of Intangible Assets.  Amortization of intangible assets was $0.8 million for the years ended December 31, 2008 and 2007, respectively.

Restructuring Charges.  During the third and fourth quarters of 2008, our Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, we incurred a restructuring charge from continuing operations of $4.4 million. Included in these charges were lease charges of $3.0 million related to the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other personnel related costs of $1.4 million associated with a reduction in workforce. There were no restructuring charges for the year ended December 31, 2007.

Impairment of long-lived assets.  There was a $1.7 million impairment charge from continuing operations for the year ended December 31, 2008 primarily due to an impairment charge of $1.8 million associated with previously capitalized costs for software development. In addition, we were able to negotiate a favorable release from certain maintenance obligations related to long-lived assets impaired in 2007 resulting in a reduction to its impairment charges of approximately $0.1 million. There was a $4.8 million impairment charge from continuing operations for the year ended December 31, 2007 primarily due to a $4.2 million charge associated with certain software costs. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. We recorded an additional impairment charge of $0.6 million for the year ended December 31, 2007 for this impairment.

Litigation Settlements.  There were no litigation settlement charges for the year ended December 31, 2008. We recorded litigation settlement charges of $3.9 million for the year ended December 31, 2007. These settlements are discussed in Note 22, “Settlements of Disputes and Litigation” to the audited Consolidated Financial Statements contained in Item 7 of this Form 10-K.

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

Stock-based compensation and charges decreased for the year ended December 31, 2008 primarily due to the vesting of significantly fewer stock options in that year compared to the prior year. Additionally, for the year ended December 31, 2007, there were one time charges for stock options and restricted stock issued to a new executive officer in 2007 that were immediately vested and impairment of long-lived assets associated with warrants. As of December 31, 2008, there was $22.8 million of unrecognized compensation cost related to non-vested stock option awards granted under our plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.3 years.

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

Income Taxes

As a result of historical net operating losses, we would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision in the amount of $0.1 million and $0.2 million was recorded during the years ended December 31, 2008 and 2007, respectively, as a result of this permanent difference which cannot be offset against net operating loss carryforwards due to its indefinite life. A current tax provision of $0.1 million and $0.2 million was also recorded during the years ended December 31, 2008 and 2007, respectively, due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. An additional current tax provision of $0.2 million was recorded for the years ended December 31, 2008 and 2007 due to the release of acquired net operating loss carryforwards which were recorded against Goodwill. An additional $0.2 million tax provision was recorded in the year ended December 31, 2008 for state and local income taxes.

Liquidity and Capital Resources

Net cash provided by continuing operating activities of $9.7 million for the year ended December 31, 2009 was attributable to net loss from continuing operations of $8.8 million plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, gain on sales of assets, earnings of unconsolidated joint venture, change in market value of embedded derivative liability and other non-cash items, aggregating to $27.8 million, offset by changes in operating assets and liabilities of approximately $9.3 million.

Net cash provided by continuing operating activities of $8.9 million for the year ended December 31, 2008 was attributable to net loss from continuing operations of $2.0 million plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, impairment of long-lived assets, gain on sales of assets, change in market value of embedded derivative liability, and other non-cash items, aggregating to $26.4 million, offset by changes in operating assets and liabilities of approximately $15.5 million.

Net cash used in investing activities of continuing operations of $14.7 million for the year ended December 31, 2009 was primarily attributable to capital expenditures of $9.6 million and investment in joint venture of $6.5 million, partially offset by proceeds from the sale of assets of $1.4 million.

Net cash used in investing activities of continuing operations of $5.2 million for the year ended December 31, 2008 was primarily attributable to purchases of short-term investments of $96.9 million, proceeds from the sale of property and equipment of $0.2 million, partially offset by maturities of short-term investments of $96.4 million and capital expenditures of $5.9 million. The actual cash provided by investing activities was $5.7 million, as the $96.9 million and $96.4 million of investment activity reflect the gross sales and purchases of investments which is a classification requirement.

Net cash provided by financing activities of $3.2 million for the year ended December 31, 2009 was primarily attributable to reductions in restricted cash balances of $2.7 million and the exercise of stock options of $1.9 million, partially offset by tax withholdings related to net share settlements of restricted stock awards of $1.1 million and payments on capital lease obligations of $0.3 million.

Net cash provided by financing activities of $66.1 million for the year ended December 31, 2008 was primarily attributable to proceeds from a drawdown on a revolving line of credit of $64.7 million, the exercise of stock options of $3.1 million and a reduction in restricted cash balances of $0.1 million, partially offset by payments on capital lease obligations of $1.8 million.

We have generated positive operating cash flows in each of the last three years. We have no material financial commitments other than those under operating lease agreements, our operating agreement with NAR and various web services and content agreements. We believe that our existing cash, even after paying down our current line of credit balance of $64.6 million, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future. In January, we paid down the current line of credit balance of $64.6 million.

Our contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments Due by Period
		Due in	Due in	Due in
	Total	One Year	One to	Three to	Over
	Payments Due	or Less	Three Years	Five Years	Five Years

Operating lease obligations	$25,033	$6,122	$9,844	$5,446	$3,621
Other purchase obligations	12,648	3,701	4,882	4,065	—

Total	$37,681	$9,823	$14,726	$9,511	$3,621

Other purchase obligations represent payments required under our operating agreement with NAR and agreements with various other web service and content providers. Obligations for the years ending 2010 and beyond under the NAR operation agreement are calculated based on amounts paid in prior years adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year. Obligations disclosed above for the NAR operating agreement and one of the content agreements only include estimated payments over the next five years as these agreements have an indefinite term.

In addition, we have commitments of approximately $3.5 million to purchase property, plant and equipment and software licenses as of December 31, 2009.

As of December 31, 2009, our long-term investments included $111.8 million of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. For the years ended December 31, 2009 and December 31, 2008, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income. We believe our conclusion that the impairment is temporary is still appropriate as of December 31, 2009.

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

We currently have a revolving line of credit providing for borrowings of up to $64.7 million with a major financial institution which currently expires on May 20, 2010. The per annum interest rate is equal to the lesser of

(a) the Open Federal Funds Rate plus 3.8% or (b) the financial institution’s proprietary Working Capital Rate. As of December 31, 2009, the interest rate was 3.487%. The line of credit is secured by our ARS investment balances. The available borrowings may not exceed 50% of the par value of our ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. There are no debt covenants associated with the revolving line of credit. As of December 31, 2009, there was $64.6 million in outstanding borrowings against this line of credit. Subsequent to December 31, 2009, we paid down the line of credit in full.

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

Recent Accounting Developments

See “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

As of December 31, 2009, our long-term investments included $111.8 million of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We currently have the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of December 31, 2009 and 2008, we classified $111.8 million of the ARS investment balance as Long-term Investments because of the inability to determine when our investments in ARS would become liquid. We have also modified our current investment strategy and increased our investments in more liquid money market and treasury bill investments. During the year ended December 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $17.6 million which we deemed as temporary and included in Other Comprehensive Income. We believe our conclusion that the impairment is temporary is still appropriate as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 5, 2010

MOVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$106,847	$108,935
Accounts receivable, net of allowance for doubtful accounts of $1,355 and $3,716 at December 31, 2009 and 2008, respectively	10,782	12,833
Other current assets	12,101	11,399

Total current assets	129,730	133,167
Property and equipment, net	21,139	21,934
Long-term investments	111,800	111,800
Investment in unconsolidated joint venture	6,649	—
Goodwill, net	16,969	16,969
Intangible assets, net	3,460	3,933
Restricted cash	—	3,209
Other assets	1,548	995

Total assets	$291,295	$292,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,545	$4,051
Accrued expenses	18,335	22,747
Obligation under capital leases	—	339
Deferred revenue	15,951	23,991
Line of credit	64,630	64,700

Total current liabilities	104,461	115,828
Other non-current liabilities	1,096	2,043

Total liabilities	105,557	117,871
Commitments and contingencies (Note 23)
Series B convertible preferred stock, 115,315 and 111,366 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	111,541	106,297
Stockholders’ Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 155,722 and 153,082 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	156	153
Additional paid-in capital	2,112,613	2,094,135
Accumulated other comprehensive income	(17,116)	(17,183)
Accumulated deficit	(2,021,456)	(2,009,266)

Total stockholders’ equity	74,197	67,839

Total liabilities and stockholders’ equity	$291,295	$292,007

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue	$212,009	$242,069	$248,919
Cost of revenue	48,498	46,041	42,908

Gross profit	163,511	196,028	206,011
Operating expenses:
Sales and marketing	78,062	93,531	89,954
Product and web site development	27,832	26,342	34,656
General and administrative	64,944	77,571	72,731
Amortization of intangible assets	473	756	761
Restructuring charges	(1,192)	4,412	—
Impairment of long-lived assets	—	1,670	4,824
Litigation settlements	4,863	—	3,900

Total operating expenses	174,982	204,282	206,826

Operating loss from continuing operations	(11,471)	(8,254)	(815)
Interest income, net	847	5,687	9,852
Other income, net	1,898	1,091	1,493

Income (loss) from continuing operations before income taxes	(8,726)	(1,476)	10,530
Provision for income taxes	37	549	501

Income (loss) from continuing operations	(8,763)	(2,025)	10,029
Loss from discontinued operations	(486)	(27,165)	(10,345)
Gain on disposition of discontinued operations	2,303	—	—

Net loss	(6,946)	(29,190)	(316)
Convertible preferred stock dividend and related accretion	(5,244)	(5,108)	(4,977)

Net loss applicable to common stockholders	$(12,190)	$(34,298)	$(5,293)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.09)	$(0.05)	$0.03
Discontinued operations	0.01	(0.18)	(0.07)

Basic loss per share applicable to common stockholders	$(0.08)	$(0.23)	$(0.03)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.09)	$(0.05)	$0.03
Discontinued operations	0.01	(0.18)	(0.07)

Diluted loss per share applicable to common stockholders	$(0.08)	$(0.23)	$(0.03)

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	153,369	151,952	154,524

Diluted	153,369	151,952	154,524

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
	(In thousands)

Balance at January 1, 2007	—	$—	154,116	$154	$2,070,647	$326	$(1,969,675)	$101,452

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(316)	(316)
Unrealized gain on marketable securities	—	—	—	—	—	14	—	14
Foreign currency translation	—	—	—	—	—	335	—	335

Comprehensive income	—	—	—	—	—	349	(316)	33

Issuance of common stock under exercise of stock options	—	—	1,128	1	3,063	—	—	3,064
Issuance of restricted stock	—	—	357	—	500	—	—	500
Restricted stock surrendered for employee tax liability	—	—	(83)	—	(358)	—	—	(358)
Repurchase and retirement of common stock	—	—	(4,163)	(4)	(9,996)	—	—	(10,000)
Stock-based compensation and charges	—	—	—	—	14,763	—	—	14,763
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(4,977)	(4,977)

Balance at December 31, 2007	—	$—	151,355	$151	$2,078,619	$675	$(1,974,968)	$104,477

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(29,190)	(29,190)
Unrealized loss on auction rate securities	—	—	—	—	—	(17,600)	—	(17,600)
Unrealized loss on marketable securities	—	—	—	—	—	(18)	—	(18)
Realized gain on marketable securities	—	—	—	—	—	15	—	15
Foreign currency translation	—	—	—	—	—	(255)	—	(255)

Comprehensive loss	—	—	—	—	—	(17,858)	(29,190)	(47,048)

Issuance of common stock under exercise of stock options	—	—	1,576	2	3,056	—	—	3,058
Issuance of restricted stock	—	—	291	—	—	—	—	—
Forfeitures of restricted stock	—	—	(140)	—	—	—	—	—
Stock-based compensation and charges	—	—	—	—	12,460	—	—	12,460
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(5,108)	(5,108)

Balance at December 31, 2008	—	$—	153,082	$153	$2,094,135	$(17,183)	$(2,009,266)	$67,839

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,946)	(6,946)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	(4)
Foreign currency translation	—	—	—	—	—	71	—	71

Comprehensive loss	—	—	—	—	—	67	(6,946)	(6,879)

Issuance of common stock under exercise of stock options	—	—	1,065	1	1,878	—	—	1,879
Issuance of restricted stock	—	—	2,385	2	(2)	—	—	—
Forfeitures of restricted stock	—	—	(110)	—	—	—	—	—
Restricted stock surrendered for employee tax liability	—	—	(700)	—	(1,064)	—	—	(1,064)
Stock-based compensation and charges	—	—	—	—	17,666	—	—	17,666
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(5,244)	(5,244)

Balance at December 31, 2009	—	$—	155,722	$156	$2,112,613	$(17,116)	$(2,021,456)	$74,197

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from continuing operating activities:
Income (loss) from continuing operations	$(8,763)	$(2,025)	$10,029
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation	10,494	11,246	9,978
Amortization of intangible assets	473	756	761
Provision for doubtful accounts	1,298	823	1,271
Stock-based compensation and charges	17,602	12,325	15,000
Impairment of long-lived assets	—	1,670	4,824
Gain on sales and disposals of assets	(1,185)	(687)	(337)
Earnings of unconsolidated joint venture	(149)	—	—
Change in market value of embedded derivative liability	(600)	(411)	(1,052)
Other non-cash items	(171)	651	128
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	702	1,965	(1,618)
Other assets	26	(557)	(3,574)
Accounts payable and accrued expenses	(2,016)	(6,067)	2,986
Deferred revenue	(8,059)	(10,834)	(9,973)

Net cash provided by continuing operating activities	9,652	8,855	28,423
Net cash used in discontinued operations	(1,894)	(7,334)	(4,660)

Net cash provided by operating activities	7,758	1,521	23,763

Cash flows from investing activities:
Purchases of property and equipment	(9,608)	(5,935)	(18,509)
Investment in joint venture	(6,500)	—	—
Purchases of short-term investments	—	(96,418)	(73,475)
Maturities of short-term investments	—	96,918	86,550
Purchases of intangible assets	—	—	(619)
Proceeds from the sale of marketable equity securities	—	27	15,743
Proceeds from the surrender of life insurance policies	—	—	5,200
Proceeds from sale of assets	1,370	206	338

Net cash (used in) provided by investing activities of continuing operations	(14,738)	(5,202)	15,228
Net cash provided by (used in) investing activities of discontinued operations	1,739	813	(221)

Net cash (used in) provided by investing activities	(12,999)	(4,389)	15,007

Cash flows from financing activities:
Proceeds from exercise of stock options and share issuances under employee stock purchase plans	1,879	3,058	3,064
Proceeds from line of credit	—	64,700	—
Principal repayments on line of credit	(70)	—	—
Tax payment related to net share settlements of restricted stock awards	(1,064)	—	—
Repurchases of company’s common stock	—	—	(10,000)
Payments on capital lease obligations	(339)	(1,828)	(1,904)
Restricted cash	2,747	160	910

Net cash provided by (used in) financing activities	3,153	66,090	(7,930)

Change in cash and cash equivalents	(2,088)	63,222	30,840

Cash and cash equivalents, beginning of period	108,935	45,713	14,873

Cash and cash equivalents, end of period	$106,847	$108,935	$45,713

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and is the essential resource for consumers seeking the online information and connections they need regarding real estate. The Company’s flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation — The accompanying financial statements are consolidated and include the financial statements of Move, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date the financial statements were issued.

Investments in private entities where the Company holds a 50% ownership interest and do not exercise control are accounted for using the equity method of accounting and the investment balance is included in investment in unconsolidated joint venture, while the Company’s share of the investees’ results of operations is included in other income, net.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, fair value of investments and the recoverability of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents, Short-Term and Long-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company invests its excess cash in liquid money market and treasury bill investments. The Company also has investments in certain auction rate securities. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. As a result, these affected securities are currently not liquid and are classified as Long-term Investments as of December 31, 2009 and 2008. See Note 6 for further discussion.

The Company’s short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income, net as incurred. For the years ended December 31, 2009, 2008 and 2007, realized gains and losses were immaterial.

Restricted Cash — The restricted cash balance is related to letters of credit associated with contractual provisions of two of the Company’s facilities lease commitments.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value — On January 1, 2008, the Company adopted the methods of fair value that define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

The Company’s long-term investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of these instruments as of December 31, 2009 and December 31, 2008. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the investments (see Note 7).

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

Product and Web Site Development Costs — The Company capitalizes direct costs incurred in the development phase of software developed for internal use, website development costs, and costs to develop its monthly subscription software products (“capitalized software costs”). Costs related to design or maintenance are expensed as incurred. The Company had $12.5 million and $11.9 million of capitalized software costs and $8.5 million and $6.2 million of accumulated amortization included in computer software and equipment and construction in progress which is included in Property and Equipment, net, at December 31, 2009 and 2008, respectively.

Identifiable Intangibles, Goodwill and other Long-Lived Assets — The Company has both indefinite and definite lived intangibles. Definite lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3.9 to 15.5 years. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, on an annual basis or whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. The Company has undergone significant changes in its organizational structure over the past year. The Company has moved from an organizational structure organized around business units to one aligned functionally with a new management team focused and incentivized around the total company performance. During the year ended December 31, 2009, the Company ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and began to report the company only on a consolidated basis. Therefore the Company tests goodwill for impairment on a consolidated entity basis.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. Goodwill has been recorded in connection with the Company’s various acquisitions. In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

During the years ended December 31, 2008 and December 31, 2007, the Company recorded impairment charges of $1.7 million and $4.8 million, respectively, from continuing operations and $16.0 million and $3.1 million, respectively, from discontinued operations (see Note 9). There were no impairment charges during the year ended December 31, 2009.

The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)

Purchased technology	7.0
Other	5.8

Revenue Recognition — Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. In the absence of fair value for a delivered element, the Company first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company evaluates whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company does not request collateral from its customers. If

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is recorded as deferred revenue until earned.

The Company derives its revenue primarily from two sources (i) advertising revenue for running online advertising on the Company’s web sites and (ii) software revenue, which represents software licenses. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Taxes Collected from Customers — The Company reports taxes collected from customers on a net presentation basis.

Advertising Expense — Advertising costs from continuing operations, which consist primarily of online advertising, portal fees, keyword buys, e-mail campaigns, and other trade advertising, are expensed as incurred and totaled $16.5 million, $30.1 million, and $31.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation — The Company typically issues two types of stock-based awards: restricted stock and stock options. Compensation expense associated with restricted stock is based on the fair value of the common stock on the date of grant. Compensation expense associated with stock options is based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimate expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

Income Taxes — Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

The Company reports a liability, if applicable, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties, if any, related to unrecognized tax benefits are recognized in income tax expense.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segments — Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance. The Company has undergone significant changes in its organizational structure over the past year. The Company has moved from an organizational structure organized around business units to one aligned functionally with a new management team focused and incentivized around the total company performance. During the year ended December 31, 2009, the Company ceased to provide the chief operating decision maker with disaggregated data for decision making purposes and, as such, the Company has determined that only one segment exists.

Recent Accounting Developments — On January 1, 2009, the Company adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB. The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted new accounting guidance as issued by the FASB related to the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in other comprehensive income (loss). The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of 2009, the Company adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Principles of Consolidation and Basis of Presentation” included above in this “Note 2 — Summary of Significant Accounting Policies” for the related disclosure. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010. The Company will adopt this guidance beginning January 1, 2010 and does not expect this accounting guidance to materially impact the Company’s consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company has not yet determined the effect the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3.	Acquisitions and Disposals

In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business. On June 22 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.

As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holding, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, the Company’s maximum potential liability for claims by Experian was capped at $29.3 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.3 million in indemnity payments. The Company denied liability and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, on April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the year ended December 31, 2009.

In the fourth quarter of 2007, the Company decided to divest its Homeplans business. On April 15, 2008, the Company closed the sale of the business for a sales price of $1.0 million in cash which is included in net cash provided by discontinued investing activities in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2008. The transaction did not result in any significant gain or loss on disposition.

Pursuant to ASC 205-20 “Presentation of Financial Statements — Discontinued Operations” (formerly SFAS No. 144), the consolidated financial statements of the Company for all periods presented reflect the classification of its Welcome Wagon® and Homeplans divisions as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Revenue	$9,609	$31,452	$44,250
Total operating expenses	(9,050)	(41,027)	(51,521)
Restructuring charges	(1,045)	(1,584)	—
Impairment of long-lived assets	—	(16,006)	(3,074)

Loss from discontinued operations	$(486)	$(27,165)	$(10,345)

Gain on disposition of discontinued operations	$2,303	$—	$—

In July 2009, the Company sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

4.	Restructuring Charges

During the year ended December 31, 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in these charges were lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the vacancy of a portion of the leased facility. In addition, the charge included severance and other payroll-related expenses of $1.4 million associated with the reduction in workforce of approximately 74 employees whose positions with the Company were eliminated. These workforce reductions affected 27 employees in cost of revenue positions, 31 employees in sales and marketing, 5 employees in product and web site development and 11 employees in general and administrative positions. The Company incurred a restructuring charge from discontinued operations of $1.6 million associated with severance and other payroll-related expenses for 199 employees who were terminated.

During the year ended December 31, 2009, the Company entered into a new lease agreement for its Westlake Village facility. Under the terms of the lease, the Company is leasing only a portion of the facility but will continue to occupy its current space in that facility until construction is completed on the new space. The Company’s obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the year ended December 31, 2009.

During the year ended December 31, 2009, the Company incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and additional employee termination costs.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for the year ended December 31, 2009 related to these restructuring plans is as follows (in thousands):

		Lease
		Obligations
	Employee	and
	Termination	Related
	Benefits	Charges	Total

Restructuring charges incurred from continuing operations at December 31, 2008	$1,373	$3,039	$4,412
Restructuring charges incurred from discontinued operations at December 31, 2008	1,584	—	1,584
Cash paid	(1,553)	(895)	(2,448)

Restructuring accrual at December 31, 2008	$1,404	$2,144	$3,548
Restructuring charges incurred from discontinued operations at December 31, 2009	45	1,000	1,045
Changes in estimates	—	(1,192)	(1,192)
Cash paid	(1,449)	(1,952)	(3,401)

Restructuring accrual at December 31, 2009	$—	$—	$—

As of December 31, 2008, there was $3.1 million of accrued restructuring costs included in current accrued expenses and $0.4 million included in other non-current liabilities.

5.	Investment in Joint Venture

On October 1, 2009, along with Builder Homesite, Inc. (“BHI”) the Company entered into an agreement to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX will operate the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. The Company made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $6.5 million.

At December 31, 2009, the carrying value of the investment in the joint venture exceeded the proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily relates to differences in the cash payments and carrying value of the net assets contributed by the Company and BHI upon the formation of the joint venture and represents goodwill.

The Company will account for its investment in the joint venture under the equity method of accounting. Under this method, the Company will record its proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. The Company will record its proportionate share of net income or loss one month in arrears. For the year ended December 31, 2009, $0.1 million in undistributed earnings of unconsolidated joint ventures was recorded and included in other income, net in the Company’s Consolidated Statements of Operations.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term Investments

The following table summarizes the Company’s long-term investments (in thousands):

	December 31, 2009			December 31, 2008
		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Gain/(Loss)	Value	Cost	Gain/(Loss)	Value

Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

Total long-term investments	$129,400	$(17,600)	$111,800	$129,400	$(17,600)	$111,800

The Company’s long-term investments consist primarily of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. The Company currently has the intent to hold these ARS investments until their fair value recovers, until they reach maturity or until they can be sold in a market that facilitates orderly transactions. As of December 31, 2009 and December 31, 2008, the Company has classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS will become liquid. The Company has also modified its current investment strategy and increased its investments in more liquid money market and treasury-bill investments. Citigroup Global Markets Inc./Solomon Smith Barney (“Citigroup”) was the Company’s investment advisor in connection with the investment in the ARS.

The Company reviews its potential investment impairments in accordance with ASC 320 “Investments — Debt and Equity Securities” (formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”), and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell before the recovery of its amortized cost basis.

The Company’s ARS investments were measured at fair value as of December 31, 2009 and 2008, and an unrealized loss of $17.6 million for the year ended December 31, 2008 was included in Other Comprehensive Income. See Note 7 for additional information concerning fair value measurement of the Company’s ARS investments.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value Measurements

Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of December 31, 2009 are classified based on the fair value hierarchy in the table below:

	Fair Value Measurement
	December 31, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Description:
Assets:
Cash and cash equivalents(1)	$106,847	$106,847	$—	$—	$108,935	$108,935	$—	$—
Long-term investments(2)	111,800	—	—	111,800	111,800	—	—	111,800

Total assets at fair value	$218,647	$106,847	$—	$111,800	$220,735	$108,935	$—	$111,800

Liabilities:
Embedded derivative liability(3)	$—	$—	$—	$—	$600	$—	$—	$600

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

(2)	Long-term investments consist of student loan, FFELP-backed, ARS issued by student loan funding organizations. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model includes estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $17.6 million which was deemed temporary and is included within comprehensive other income (loss) for the year ended December 31, 2008. The Company believes our conclusion that the impairment is temporary is still appropriate as of December 31, 2009.

(3)	The embedded derivative liability, which is included within other non-current liabilities, represents the value associated with the right of the holders of Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. There is no current observable market for this type of derivative and, as such, the Company determined the value of the embedded derivative based on a lattice model using inputs such as an assumed corporate bond borrowing rate, market price of the Company’s stock, probability of a change in control, and volatility. The change of control provisions terminate in November 2010 and, as such, it was determined that the probability of a change of control as of December 31, 2009 was zero resulting in no value being assigned to the embedded derivative as of December 31, 2009.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability

Balance at January 1, 2008	$—	$1,011
Transfers in and /or out of Level 3(1)	129,400	—
Total gains/losses realized/unrealized included in earnings	—	(411)
Total losses included in other comprehensive income	(17,600)	—
Purchases, sales, issuances and settlements, net	—	—

Balance at December 31, 2008	$111,800	$600
Transfers in and /or out of Level 3(1)	—	—
Total gains/losses realized/unrealized included in earnings	—	(600)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—

Balance at December 31, 2009	$111,800	$—

(1)	Based on the deteriorated market conditions of the Company’s ARS investments that were previously classified as available-for-sale, in the first quarter of 2008, the Company changed the fair value measurement methodology from quoted prices from active markets to a discounted cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

8.	Revolving Line of Credit

The Company currently has a revolving line of credit providing for borrowings of up to $64.7 million with a major financial institution which currently expires on May 20, 2010. The per annum interest rate is equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) the financial institution’s proprietary Working Capital Rate. As of December 31, 2009, the interest rate was 3.487%. The line of credit is secured by the Company’s ARS investment balances. The available borrowings may not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities drops below 70% of par value. There are no debt covenants associated with the revolving line of credit. As of December 31, 2009, there was $64.6 million in outstanding borrowings against this line of credit. Subsequent to December 31, 2009, the Company paid down the line of credit in full.

9.	Impairment of Long-Lived Assets and Contract Termination Costs

During the year ended December 31, 2008, specific events and changes in operations of the business indicated a potential impairment of certain of the Company’s long-lived assets. As a result of the Company’s 2009 budget and strategic planning, the Company reviewed the status of several projects and it was determined that the Company would not continue to invest in certain projects going forward and, as a result, associated assets would be abandoned. The Company recorded an impairment charge of $1.8 million associated with certain software and capitalized software development costs for the year ended December 31, 2008. In addition, the Company was able to negotiate a favorable release from certain software maintenance obligations related to long-lived assets impaired in the fourth quarter of 2007. As a result, the Company recorded a reduction to its impairment charges of approximately $0.1 million for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company decided to divest its Welcome Wagon® business and began to actively market the business for sale. Pursuant to ASC 360-10-35 “Property Plant and Equipment —

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Measurement” (“ASC 360-10-35”) (formerly SFAS No. 144), the Company performed an impairment analysis and fair value was determined to be $0 based on third party proposals received for the business. As a result, the Company recorded an impairment charge of $15.9 million associated with long-lived assets. This impairment charge is reflected in loss from discontinued operations for the year ended December 31, 2008.

During the year ended December 31, 2007, specific events and changes in operations of the business indicated a potential impairment of certain of the Company’s long-lived assets. As a result of a change in key management, the Company’s operating strategy and technological direction changed significantly. As a result of the change in strategies, during the fourth quarter of 2007, several key projects were reviewed and it was determined that the Company would not continue to invest in certain projects going forward and, as a result, associated assets purchased to support those projects would be abandoned. The Company recorded an impairment charge of $5.5 million associated with certain software and capitalized web site development costs, $4.2 million is included within income from continuing operations and $1.3 million is included within loss from discontinued operations for the year ended December 31, 2007. In addition, due to the loss of a specific contract and the associated revenue streams, certain long-lived assets associated with the issuance of warrants were determined to be impaired. The Company recorded an additional impairment charge of approximately $0.6 million for the year ended December 31, 2007.

During the year ended December 31, 2007, the Company decided to divest its Homeplans business. The Company performed an impairment analysis and fair value was determined based on third party proposals received for the Homeplans assets. The Company recorded an impairment charge of $1.8 million for the year ended December 31, 2007 associated with the potential divestiture and sale of this business. During the first quarter of 2008, the Company recorded an additional impairment charge of $0.1 million. These impairment charges are reflected in loss from discontinued operations for the years ended December 31, 2008 and 2007.

During the year ended December 31, 2007, in anticipation of a potential move of the Company’s corporate headquarters, management entered into a sublease agreement for an interim facility located in Agoura Hills, California for a term of thirteen months. Subsequent to entering into the lease, management renegotiated with the current landlord and executed an amendment to remain in its corporate headquarters in Westlake Village, California. As a result, the Company did not occupy the facility in Agoura Hills. Since the Company would not derive future economic value from the sublease, the Company recorded an estimated liability of $0.8 million which is included in general and administrative expenses for the year ended December 31, 2007. No estimate was made for estimated subtenant income due to the unlikelihood that the Company would be able to sublease the location due to the limited term of the agreement and general economic conditions in the area. The liability associated with this lease was $0.2 million as of December 31, 2008 and is included within Accrued Expenses. There was no remaining liability associated with this lease as of December 31, 2009.

10.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008

Computer software and equipment	$54,348	$51,000
Furniture, fixtures and office equipment	3,196	3,247
Leasehold improvements	11,172	10,962
Machinery and equipment	11	36
Construction in progress	1,748	603

Total	70,475	65,848
Less: accumulated depreciation and amortization	(49,336)	(43,914)

Property and equipment, net	$21,139	$21,934

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense, excluding discontinued operations, was $10.5 million, $11.2 million and $10.0 million, which includes amortization of fixed assets acquired under capital lease obligations of $0.3 million, $1.8 million, and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Computer software and equipment above includes $6.3 million of assets purchased under capital leases at December 31, 2008. As of December 31, 2009, there were no assets purchased under capital leases.

11.	Goodwill and Other Intangible Assets

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

	December 31,
	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$2,530	$516	$2,530	$514
Purchased technology	1,400	767	1,400	566
NAR operating agreement	1,578	1,202	1,578	1,052
Other	1,450	1,013	1,450	893

Total	$6,958	$3,498	$6,958	$3,025

Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.8 million and $0.8 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount

2010	$417
2011	416
2012	341
2013	99
2014	66

At December 31, 2009, there are no accumulated impairment losses related to goodwill.

12.	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2009	2008

Prepaid commissions	$6,251	$6,798
Other	5,850	4,601

Total	$12,101	$11,399

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008

Accrued payroll and related benefits	$8,923	$10,459
Other	9,412	12,288

Total	$18,335	$22,747

14.	Related-party Transactions

As part of an employment agreement entered into in 2002 with W. Michael Long, the Company reimbursed its former chief executive officer for the business use of an airplane, which was owned indirectly by him. The Company made no reimbursements and incurred no expense for the year ended December 31, 2009. Total expense incurred by the Company for reimbursement was approximately $1.2 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively.

The Company provided product development services to NAR and recognized $2.4 million and $1.1 million in revenues for the years ended December 31, 2009 and 2008, respectively. The Company also makes payments to NAR through its operating agreement and other advertising agreements. Total amounts paid under these agreements were $1.9 million, $1.9 million, and $1.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, future commitments to NAR are included within the commitment schedule in Note 23.

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

In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”) which was combined with the previous 1999 Plan. The SIP reserved 4,900,000 shares of common stock for future grants. The SIP contained a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,888,682, 6,813,010 and 6,937,250 shares in January 2009, 2008 and 2007, respectively. Pursuant to the terms of the plan, no person was eligible to receive more than 2 million shares in any calendar year under the plan. This plan expired on July 6, 2009.

In connection with acquisitions prior to 2002, the Company assumed plans with authorized options of 8,013,141. Options outstanding pursuant to these plans were 2,816,996 and 1,777,691 as of December 31, 2009 and 2008, respectively, and the weighted average exercise price of those option shares was $4.08 and $4.81, respectively.

MOVE, INC.

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

The Company established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 2,625,000 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with the Company and in connection with his appointment to serve as the Company’s principal financial officer and principal accounting officer effective July 20, 2009, the Company granted Mr. Krolik 750,000 stock options from that reserve with an exercise price equal to the closing price of the Company’s common stock on his start date and a term of 10 years from the date of grant. The stock options will vest quarterly from the grant date over a forty-eight month period, subject to his continued employment on each vesting date. The Company also granted Mr. Krolik 150,000 restricted shares of common stock from that reserve that will vest in equal annual installments over three years, subject to his continued employment on each vesting date. The Company also granted Mr. Krolik 225,000 performance-based restricted stock units from that reserve, 75,000 of which may be earned based on the attainment of performance goals relating to revenues and EBITDA for each of the three fiscal years ending December 31, 2010, 2011 and 2012. These awards were not granted under any of the Company’s previously established equity incentive plans.

The following table summarizes the activities under the option plans for the three years ended December 31, 2009 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price

Outstanding at December 31, 2006	31,613	$0.30 to 89.25	$3.30
Granted	9,553	2.35 to 6.32	4.18
Exercised	(1,128)	0.30 to 5.96	2.72
Forfeited	(2,467)	0.30 to 72.12	5.08

Outstanding at December 31, 2007	37,571	0.30 to 89.25	3.43
Granted	5,459	1.01 to 5.43	2.06
Exercised	(1,576)	0.30 to 3.00	1.94
Forfeited	(6,157)	0.30 to 54.00	4.05

Outstanding at December 31, 2008	35,297	0.30 to 89.25	3.17
Granted	7,163	1.40 to 3.03	1.92
Exercised	(1,065)	0.30 to 2.54	1.77
Forfeited	(3,093)	0.30 to 89.25	4.48

Outstanding at December 31, 2009	38,302	$0.30 to 89.25	$2.87

Common stock available for issuance upon the exercise of options as of December 31, 2009 was 7.9 million shares.

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $1.92, $0.91 and $2.78, respectively. The total number of shares exercisable was 28.9 million, 26.0 million and 24.5 million at December 31, 2009, 2008 and 2007, respectively. The weighted average exercise price at those dates was $3.14, $3.23 and $3.05, respectively. The weighted average remaining contractual life of outstanding options as

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2009 was 4.54 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2009 was $2.7 million.

Stock-Based Compensation and Charges

The Company grants restricted stock awards to certain members of its Board of Directors as compensation. During the year ended December 31, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares will vest, subject to certain terms and restrictions, one year from the grant date. Additionally, during the years ended December 31, 2009, 2008 and 2007, the Company issued 175,420, 160,793, and 100,000 shares of restricted stock, respectively, to all non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was approximately $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is being recognized over their respective vesting period. During each of the years ended December 31, 2009 and 2008, a member of the Board of Directors resigned and forfeited 55,706 and 40,000 shares, respectively, of unvested restricted stock. Total cost recognized was approximately $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in stock-based compensation and charges. There were 368,007, 345,293, and 314,950 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer as part of his employment agreement with the Company. These shares had a fair value of $2.7 million, with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The fair value of the first 700,000 shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over the respective vesting period. The officer returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows. Total cost recognized during the year ended December 31, 2009 was $2.2 million and is included in stock-based compensation and charges.

During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two new executive officers as part of their employment agreements with the Company. These shares had an aggregate fair value of $0.9 million. These shares vest annually over three years from their grant dates. Total costs recognized during the year ended December 31, 2009 was $0.2 million.

During the year ended December 31, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the years ended December 31, 2008 and 2007 related to this award was approximately $0.2 million and $0.8 million and is included in stock-based compensation and charges. The officer returned 82,946 shares of common stock with a fair value of approximately $0.4 million to reimburse the Company for the officer’s share of employment taxes due as a result of this transaction. As of December 31, 2008, all shares were vested.

During the year ended December 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer. These awards will be earned based on the attainment of certain performance goals, (as yet to be defined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) relating to the Company’s revenues and earnings before

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year ending December 31, 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of compensation for these units has therefore been deferred. As of December 31, 2009, the fair value of these restricted stock units was $1.1 million.

During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two of its new executive officers. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010 and 2011. The Company is unable to assess the likelihood of achieving the targets since they have not yet been defined and recognition of compensation for these units has therefore been deferred. As of December 31, 2009, the fair value of these restricted stock units was $0.9 million.

During the years ended December 31, 2006 and 2007, the Board of Directors awarded performance-based restricted stock units to certain of the Company’s executive officers. Based on the original terms of the awards, the officers were to earn shares of the Company’s stock based on the Company’s attainment of certain performance goals relating to its revenues and operating income (as defined by the Management Development and Compensation Committee of the Board of Directors) for the fiscal year ending December 31, 2008. During the year ended December 31, 2007, The Management Development and Compensation Committee of the Board of Directors approved modifications of the performance targets and vesting periods of the original awards, reducing the original restricted stock units available for vesting based on 2008 performance by 50% for each of the executives, and revising the financial performance targets for 2008 based on current market conditions and the Company’s expected performance. The committee also established financial performance targets for 2009, which provided the potential for executives to earn the remaining 50% of the restricted stock units previously granted by the Company’s meeting those performance goals.

As a result of the modification, a new measurement date was established. The modification was entered into because the 2006 grants required a three-year projection of financial performance in a highly competitive and rapidly changing market and the Management Development and Compensation Committee of the Board of Directors wanted to better reflect the current strategy of the Company while adhering to the original goals of increased and sustained performance. As a result, the likelihood of achieving the original targets was improbable and previously recognized compensation under the award was reversed. Based on operating results for the year ended December 31, 2008, the financial performance targets were not achieved and, as a result, 2,027,000 restricted stock units were forfeited as of December 31, 2008. Based on operating results for the year ended December 31, 2009, the financial performance targets were not achieved and, as a result, 2,028,000 restricted stock units were forfeited. As of December 31, 2009 all of the restricted stock units granted during the years ended December 31, 2006 and 2007 have been forfeited.

The total fair value of stock awards vested during the years ended December 31, 2009, 2008 and 2007, was $1.3 million, $0.5 million and $0.9 million, respectively. A summary of the Company’s non-vested stock awards for the year ended December 31, 2009 is as follows (in thousands, except per share amounts):

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Non-vested stock awards at December 31, 2008	2,373	$4.42
Granted	3,460	1.77
Vested	(827)	1.90
Forfeited	(2,083)	4.49

Non-vested stock awards at December 31, 2009	2,923	$1.96

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 “Compensation — Stock Compensation” (formerly SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. Compensation costs are recognized using a straight-line amortization method over the vesting period.

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

	For the Year Ended December 31,
	2009	2008	2007

Risk-free interest rates	0.11-2.54%	0.10-3.41%	3.41-5.16%
Expected term (in years)	5.85	5.85	6.06
Dividend yield	0%	0%	0%
Expected volatility	85%	65-80%	65-75%

During the years ended December 31, 2009, 2008 and 2007, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; these changes were the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of changes to the forfeiture rates on non-cash compensation expense was immaterial.

During the year ended December 31, 2009, the Company modified the vesting and extended the time to exercise certain option awards for several former executive employees. As a result, the Company recorded additional stock-based compensation expense of $9.1 million. During the year ended December 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their severance agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million. During the year ended December 31, 2007, the Company accelerated the vesting of stock options of one former employee and extended the term to exercise vested options for that employee and two other former employees. As a result of these modifications, the Company recorded additional compensation expense of $1.6 million.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2009	2008	2007

Cost of revenue	$181	$144	$130
Sales and marketing	1,736	758	1,309
Product and web site development	687	566	1,181
General and administrative	14,998	10,857	12,380
Impairment of long lived assets	—	—	570

Total from continuing operations	17,602	12,325	15,570
Total from discontinued operations	64	135	514

Total stock-based compensation and charges	$17,666	$12,460	$16,084

Stock-based compensation and charges for the years ended December 31, 2009 and 2008 are comprised of employee-based stock option expense and restricted stock amortization. Stock-based compensation and charges for the year ended December 31, 2007 includes approximately $0.3 million related to vendor agreements with the remainder related to employee-based stock option expense and restricted stock amortization. There was $4.0 million of compensation expense associated with restricted stock units recognized during the year ended December 31, 2006 and a reversal of that $4.0 million expense during the year ended December 31, 2007 as described above. Stock-based charges for the year ended December 31, 2007 also includes $0.6 million due to impairment of long-lived assets related to the issuance of warrants.

The total intrinsic value of stock options exercised during the year ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.2 million, and $3.0 million, respectively. The intrinsic value of options exercisable as of December 31, 2009, 2008 and 2007 was $0.9 million, $0.4 million, and $10.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested stock options as of and for the three years ended December 31, 2009 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price

Non-vested options at December 31, 2006	11,980	$3.91
Granted	9,553	4.18
Vested	(6,219)	3.86
Forfeited	(2,223)	3.88

Non-vested options at December 31, 2007	13,091	$4.13
Granted	5,459	2.06
Vested	(5,458)	3.91
Forfeited	(3,820)	4.18

Non-vested options at December 31, 2008	9,272	$3.02
Granted	7,163	1.92
Vested	(6,059)	3.33
Forfeited	(1,001)	2.30

Non-vested options at December 31, 2009	9,375	$2.06

As of December 31, 2009, there was $15.2 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.4 years.

16.	Series B Convertible Preferred Stock

On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During each of the three years ended December 31, 2009, the Company recorded accretion on the issuance costs of approximately $1.3 million. The Company determined that the fair value of the Embedded Derivative as of December 31, 2009 and 2008 was zero and $0.6 million, respectively, and is included in other non-current liabilities (see Note 7 related to fair value). As a result of the reduction in fair value of the embedded derivative, the Company recognized other income of $0.6 million, $0.4 million, and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2009, if all shares of Series B Preferred Stock were converted they would represent approximately 15% of the Company’s outstanding common stock. The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock, for the first five years following issuance, after which such dividends will be paid only in cash. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock.

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

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)

Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311

Net convertible preferred stock at December 31, 2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4

Net convertible preferred stock at December 31, 2006	96,212
Accretion of discount	1,294
Dividends	3,683

Net convertible preferred stock at December 31, 2007	101,189
Accretion of discount	1,294
Dividends	3,814

Net convertible preferred stock at December 31, 2008	106,297
Accretion of discount	1,294
Dividends	3,950

Net convertible preferred stock at December 31, 2009	$111,541

17.	Capitalization

As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2009 and December 31, 2008, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Issuance of Common Stock

The Company recognized $0.4 million, $0.3 million and $0.3 million in stock-based charges in connection with the issuance of common stock to members of its Board of Directors for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Repurchases

On September 13, 2007, the Board of Directors authorized a stock repurchase program. The program authorized, in one or more transactions taking place during the twelve month period following September 17, 2007, the repurchase of the Company’s outstanding common stock utilizing surplus cash in the amount of up to $50 million. Under the program, the Company purchased shares of common stock in the open market. Shares repurchased under the program were retired to constitute authorized but unissued shares of the Company’s common stock. As of December 31, 2007, the Company had purchased 4,162,912 shares for a total expenditure of $10.0 million which were immediately retired. There were no shares purchased during the year ended December 31, 2008 and the program expired on September 17, 2008.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Year Ended December 31,
	2009	2008	2007

Numerator:
Income (loss) from continuing operations	$(8,763)	$(2,025)	$10,029
Income (loss) from discontinued operations	1,817	(27,165)	(10,345)

Net loss	(6,946)	(29,190)	(316)
Convertible preferred stock dividend and related accretion	(5,244)	(5,108)	(4,977)

Net loss applicable to common stockholders	$(12,190)	$(34,298)	$(5,293)

Net income (loss) applicable to common stockholders from continuing operations	$(14,007)	$(7,133)	$5,052
Net income (loss) applicable to common stockholders from discontinued operations	1,817	(27,165)	(10,345)

Net loss applicable to common stockholders	$(12,190)	$(34,298)	$(5,293)

Denominator:
Basic weighted average shares outstanding	153,369	151,952	154,524
Dilutive effect of options, warrants and restricted stock	—	—	—

Fully diluted weighted average shares outstanding	153,369	151,952	154,524

Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.09)	$(0.05)	$0.03
Discontinued operations	0.01	(0.18)	(0.07)

Net loss	$(0.08)	$(0.23)	$(0.03)

Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.09)	$(0.05)	$0.03
Discontinued operations	0.01	(0.18)	(0.07)

Net loss	$(0.08)	$(0.23)	$(0.03)

Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 65,798,029, 61,852,408, and 63,218,549 for the years ended December 31, 2009, 2008, and 2007, respectively.

19.	Supplemental Cash Flow Information

During the year ended December 31, 2009:

•	The Company paid $1.9 million in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vested immediately, and subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of the shares vested on the grant date and half of the shares will vest on year from the grant date. The charge associated with these shares was approximately $0.1 million and is being recognized over the vesting period.

•	The Company issued 175,420 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.4 million and is being recognized over the three-year vesting period.

•	The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing October 1, 2009.

•	The Company issued 350,000 shares of restricted common stock to two of its new executive officers with shares vesting each year over the next three years on the anniversary of the grant date. The charge associated with these shares was $0.9 million and is being recognized over the vesting period.

•	The Company issued $3.9 million in additional Series B Preferred Stock as in-kind dividends.

During the year ended December 31, 2008:

•	The Company paid $0.7 million in interest.

•	The Company issued 160,793 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.5 million and is being recognized over the three-year vesting period.

•	The Company issued $3.8 million in additional Series B Preferred Stock as in-kind dividends.

During the year ended December 31, 2007:

•	The Company paid $0.2 million in interest.

•	The Company issued 100,000 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.4 million and is being recognized over the three-year vesting period.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vested immediately. The expense associated with these shares was $0.5 million and was recognized in the year ended December 31, 2007.

•	The Company issued 116,009 shares of restricted common stock to an executive officer which vest one year from their date of employment. The charge associated with these shares was $0.5 million, and is being recognized over the one-year vesting period.

•	The Company received 82,946 shares of common stock with a fair value of approximately $0.4 million from one of its officers to reimburse the Company for the officer’s share of employment taxes due as a result of the issuance of restricted stock.

•	The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends.

20.	Defined Contribution Plan

The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.7 million, $1.8 million, and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

21.	Income Taxes

As a result of historical net operating losses, the Company would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of a purchase transaction which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. Additionally, during the years ended December 31, 2008 and 2007, a tax provision was recorded due to federal alternative minimum taxes incurred as a result of the utilization of net operating losses against taxable income. For the year ended December 31, 2009, a tax benefit was recorded relating to a federal alternative minimum tax refund resulting from a net operating loss carryback available under the new tax laws. For the years ended December 31, 2009 and 2008, a state tax provision was also recorded for various state jurisdictions. Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2009	2008	2007

Current:
Federal	$(217)	$273	$334
State	83	167	—

Total current provision	(134)	440	334

Deferred:
Federal	131	90	137
State	40	19	30

Total deferred provision	171	109	167

Provision for income taxes	$37	$549	$501

The components of the deferred tax assets and related valuation allowance at December 31, 2009 and 2008 are as follows (in thousands):

	For the Year Ended
	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$279,034	$276,609
Others	44,769	34,405

	323,803	311,014
	(323,803)	(311,014)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	(581)	(410)

Net deferred tax liability	$(581)	$(410)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carry forward period to utilize the net operating loss carryforwards. The valuation reserve for net deferred taxes was increased by approximately $12.8 million primarily as a result of the increase to the deferred tax asset relating to the operating losses incurred, a Canadian tax credit true up and the unrealized loss of investment in accumulated other comprehensive income recognized for GAAP purposes.

The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards (“NOL”) resulting from excess tax benefits. As of December 31, 2009, deferred tax assets do not include $61.1 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $61.1 million if and when such excess tax benefits are realized.

The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2009		2008		2007
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Statutory rate applied to income before income taxes	$(2,967)	34%	$(502)	34%	$3,580	34%
State taxes, net of federal tax benefit	(514)	6	252	(17)	622	6
Permanent items	212	(2)	2,123	(144)	1,385	13
Canadian Tax Credit	(6,634)	76	—	—	—	—
Change in valuation allowance	9,940	(114)	(1,324)	90	(5,086)	(48)

Total tax provision	$37	0%	$549	(37)%	$501	5%

At December 31, 2009, the Company had gross NOLs for federal and state income tax purposes of approximately $939.4 million and $382.7 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $1.1 million of the state NOLs expired in 2009 and the state NOLs will continue to expire from 2010 until 2028. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. The Company also had approximately $6.6 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

Approximately $136.0 million of the $939.4 million federal NOLs may belong to members of the Company’s group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to the Company to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance. The Company is currently analyzing whether such members may be consolidated for federal tax purposes in the future.

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

The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOLs. There may also be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

As of December 31, 2009 and 2008, the Company does not have any uncertain tax positions or accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in provision for income tax. We do not have any interest or penalties related to uncertain tax positions in provision for income tax during the years ended December 31, 2009, 2008, and 2007. The tax years 1993-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Cendant Corporation (“Cendant”), now known as Avis Budget Group, Inc., was a member of the class of defendants certified by the District Court to be entitled to share in the proceeds of the Company’s settlement of the Securities Class Action Lawsuit (“Class Settlement Proceeds”) because Cendant had acquired shares of the Company’s common stock during the applicable class period. Cendant was also named as a defendant in the Securities Class Action Lawsuit which would have precluded Cendant from sharing in the Class Settlement Proceeds had it remained a defendant in the case. In a Settlement Agreement and Release dated August 5, 2003, between Cendant and the Company, the Company agreed with Cendant that if for any reason, other than as a result of Cendant’s voluntary action, Cendant was not entitled to share in the Class Settlement Proceeds (which would have been the case if Cendant had remained a defendant in the case), the Company would pay or otherwise provide to Cendant the amount of money and Company common stock that Cendant would have been otherwise entitled to receive as a class member, which the Company subsequently estimated could be approximately $2.3 million in cash and approximately 3.79 million shares. On October 2, 2008, Plaintiff and Cendant entered into a Stipulation and Agreement of Settlement (the “Cendant Settlement”). On November 25, 2008, the District Court entered an order granting preliminary approval of the Cendant Settlement and entered final approval on March 16, 2009. Under the terms of the Cendant Settlement, Cendant agreed to receive approximately $11.5 million, plus interest, from Class Settlement Proceeds. The Company believes it has no remaining liability under the August 5, 2003 Settlement and Release Agreement with Cendant.

Settlement and Resolution of Other Litigation

In March 2004, three former shareholders of WyldFyre Technologies, Inc. (“WyldFyre”), two of whom had previously opted out of the settlement of the Securities Class Action Lawsuit (“Meyers and Koehmsted”), filed a complaint in the Superior Court of California, County of Los Angeles against the Company, two of its former officers and Merrill Lynch & Co., Inc. alleging vicarious liability for fraud, unfair business practices, unjust enrichment and breach of contract. On October 8, 2007, the parties reached a settlement wherein the Company

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to pay Meyers and Koehmsted $3.9 million in exchange for a dismissal, with prejudice, of the entire action. As a result of the settlement, the Company recorded a litigation settlement charge of $3.9 million for the year ended December 31, 2007.

As part of the sale in 2002 of the Company’s ConsumerInfo division to Experian Holdings, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure the Company’s indemnification obligations (the “Indemnity Escrow”). Prior to the termination of the Indemnity Escrow, Experian demanded indemnification from the Company for claims made against Experian or its subsidiaries by several parties in civil actions and by the Federal Trade Commission (“FTC”), including allegations of unfair and deceptive advertising in connection with ConsumerInfo’s furnishing of credit reports and providing “Advice for Improving Credit” that appeared on its web site both before, during, and after the Company’s ownership of ConsumerInfo. On April 20, 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and the Company received the balance of the escrow of $1.1 million which was included in Gain on disposition of discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2009.

In June 2002, Tren Technologies Holdings LLC., (“Tren”) sued the Company, the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”) in the United States District Court, Eastern District of Pennsylvania for patent infringement based on the Company’s operation of the REALTOR.com® and HomeBuilder.com® web sites. In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California (the “District Court”) asserting that he was the exclusive licensee of a patent involved in the case brought by Tren, and alleging the same infringement and seeking the same relief as in the Tren action. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. In September 2006, Keithley amended his complaint to add Tren as a Plaintiff. On November 19, 2008, the District Court judge issued an order granting the Company’s motion for summary judgment as to non-infringement and invalidity based on indefiniteness and denied the other motions as moot. On March 4, 2009, the District Court entered final judgment in favor of the Company. Keithley and Tren appealed the District Court’s judgment with the U.S. Court of Appeals for the Federal Circuit and the Company cross-appealed. On May 22, 2009, the parties entered into an agreement resolving the patent infringement claims brought against the Company, NAR and NAHB. Pursuant to the agreement, the Company received a paid up worldwide license to the patent at issue in the case for consideration as recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. The District Court dismissed with prejudice all claims against the Company, NAR and NAHB.

In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleged that the Company and NAR infringed U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requested an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. Yahoo! Inc. was added as a defendant in the Amended Complaint which was filed by CIVIX on January 11, 2006. On December 30, 2009, CIVIX and the Company entered into an agreement resolving the patent infringement claims brought against the Company and NAR. Pursuant to the agreement, the Company received a paid up worldwide license to the patents at issue in the case, and NAR received a sublicense for use of the patents at issue in the case on websites operated by the Company, for consideration as recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. The District Court dismissed with prejudice all claims against the Company, and dismissed all claims against NAR.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Commitments and Contingencies

Operating and Capital Leases

The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2016. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Certain equipment leases constitute capital leases. The accompanying consolidated financial statements include the assets and liabilities arising from these capital lease obligations as of December 31, 2008. As of December 31, 2009, there were no assets or liabilities arising from capital leases obligations. Future minimum lease payments under operating leases as of December 31, 2009 are as follows (in thousands):

Operating
Year Ended December 31,	Leases

2010	$6,122
2011	5,914
2012	3,930
2013	3,073
2014 and thereafter	5,994

Total	$25,033

Rental expense from continuing operations for the Company for operating leases was $5.3 million, $7.0 million, and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in rent expense for the year ended December 31, 2007 are contract termination charges of $0.8 million as discussed in Note 9. Rental expense from discontinued operations was $0.2 million, $0.7 million, and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Commitments

Under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2010 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

The Company also has a data access agreement with Real Estate Business Services, Inc. (“REBS”), which provides the Company with a perpetual license to use data related to California real property included in REBS’s database on the Company’s websites. In addition, the Company also has various other web services and content agreements providing data for the Company’s websites.

The following presents the Company’s future minimum commitments under the above agreements (in thousands):

Year Ending December 31,

2010	$3,701
2011	2,694
2012	2,188
2013	2,032
2014	2,033

Total	$12,648

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments for the purchase of property, plant and equipment and software licenses were approximately $3.5 million as of December 31, 2009.

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

On April 3, 2007, in response to REAL’s attempt to certify the Company’s customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent, Equis Technology Development, LLC, and its principal, Scott Tatro (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition.. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the NAHB as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September, 2008, the court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move websites infringe, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move websites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 20, 2010, the Move California Action parties filed a joint stipulation of non-infringement, and requested the District Court enter judgment of non-infringement. The District Court entered a final judgment of non-infringement on January 27, 2010. On February 22, 2010, REAL filed a Notice of Appeal with the Federal Circuit Court of Appeals (“Circuit Court”). If the Circuit Court overturns all or part of the claim construction, the judgment would be vacated and the Move California Action would be remanded to the District Court for further litigation. If the Circuit Court upholds the District Court’s claim construction, the Move California Action would be dismissed with prejudice. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

Citigroup Global Markets, Inc. (“CGMI”) was the Company’s investment advisor in connection with the Company’s investment in ARS. In February, 2008, the auctions for ARS failed and thereby rendered the Company’s

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment illiquid (See Note 6). On September 17, 2008, the Company commenced an arbitration against CGMI before the Financial Industry Regulatory Authority (“FINRA”) by filing a Statement of Claim alleging breach of fiduciary duty, breach of contract and breach of contractual duty of good faith and fair dealing, violation of SEC Rule 10b-5 and FINRA Rule 2310, violation of SEC Rule 15c1-2, violation of the Investment Advisers Act, 15 U.S.C. Secs. 80b-1 et seq., and negligent misrepresentation. The Company sought return of the funds that the Company entrusted to CGMI, compensatory and punitive damages, pre and post judgment interest, attorneys’ fees, and other remedies the FINRA arbitration panel would deem appropriate. The FINRA arbitration hearings were completed on October 23, 2009. On December 8, 2009, the FINRA arbitration panel entered its final award denying all of the Company’s claims.

On November 12, 2008, Patricia Ramirez on behalf of herself and all other similarly situated California account executives filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary Move Sales, Inc. asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. On December 24, 2008, the Company filed an answer with general denial and affirmative defenses. Subsequent to December 31, 2009, the Company and plaintiff’s attorneys agreed to a tentative settlement of all claims brought by Ramirez on behalf of herself and all others in the purported class action. The amount of the settlement has been accrued as of December 31, 2009 and was recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. Such proposed settlement will require court approval. The settlement does not have a material effect on the Company’s results of operations or cash flows for the year ended December 31, 2009.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (unaudited)

Provided below is the selected unaudited quarterly financial data for 2009 and 2008:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share amounts)

Revenue	$54,868	$54,637	$52,866	$49,638	$61,942	$61,437	$61,240	$57,450
Cost of revenue	12,647	12,804	12,014	11,033	11,435	11,214	11,804	11,588

Gross profit	42,221	41,833	40,852	38,605	50,507	50,223	49,436	45,862
Operating expenses:
Sales and marketing	20,762	21,387	18,787	17,126	24,126	23,140	24,002	22,263
Product and web site development	6,383	6,425	7,650	7,374	6,887	6,802	6,821	5,832
General and administrative	23,637	11,364	16,226	13,717	22,947	20,177	18,639	15,808
Amortization of intangibles	151	108	107	107	197	197	188	174
Restructuring charges	—	—	(1,192)	—	—	—	4,014	398
Litigation settlements	—	975	—	3,888	—	—	—	—
Impairment of long-lived assets	—	—	—	—	—	—	—	1,670

Total operating expenses	50,933	40,259	41,578	42,212	54,157	50,316	53,664	46,145
Operating income (loss) from continuing operations	(8,712)	1,574	(726)	(3,607)	(3,650)	(93)	(4,228)	(283)
Interest income, net	135	314	279	119	2,057	1,521	1,261	848
Other income (expense)	105	386	1,250	157	71	109	959	(48)

Income (loss) from continuing operations before income taxes	(8,472)	2,274	803	(3,331)	(1,522)	1,537	(2,008)	517
Provision for income taxes	96	81	50	(190)	41	162	110	236

Income (loss) from continuing operations	(8,568)	2,193	753	(3,141)	(1,563)	1,375	(2,118)	281
Income (loss) from discontinued operations	(356)	107	(196)	(41)	(2,574)	(3,076)	(19,334)	(2,181)
Gain on disposition of discontinued operations	—	2,303	—	—	—	—	—	—

Net income (loss)	(8,924)	4,603	557	(3,182)	(4,137)	(1,701)	(21,452)	(1,900)
Convertible preferred stock dividend	(1,298)	(1,307)	(1,315)	(1,324)	(1,265)	(1,272)	(1,282)	(1,289)

Net loss applicable to common stockholders	$(10,222)	$3,296	$(758)	$(4,506)	$(5,402)	$(2,973)	$(22,734)	$(3,189)

Basic net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.06)	$0.01	$(0.00)	$(0.03)	$(0.02)	$0.00	$(0.02)	$(0.01)
Discontinued operations	(0.00)	0.02	(0.00)	(0.00)	(0.02)	(0.02)	(0.13)	(0.01)

Net income (loss)	$(0.07)	$0.02	$(0.00)	$(0.03)	$(0.04)	$(0.02)	$(0.15)	$(0.02)

Diluted net income (loss) per share applicable to common stockholders:
Continuing operations	$(0.06)	$0.01	$(0.00)	$(0.03)	$(0.02)	$0.00	$(0.02)	$(0.01)
Discontinued operations	(0.00)	0.02	(0.00)	(0.00)	(0.02)	(0.02)	(0.13)	(0.01)

Net income (loss)	$(0.07)	$0.02	$(0.00)	$(0.03)	$(0.04)	$(0.02)	$(0.15)	$(0.02)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Move’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears below.

/s/  STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

March 5, 2010

/s/  ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

March 5, 2010

Remediation of Material Weakness

In Management’s Report on Internal Control over Financial Reporting included in our restated Annual Report on Form 10-K/A for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the fiscal quarter ended September 30, 2009 and Form 10-Q/A for the fiscal quarters ended June 30, 2009 and March 31, 2009, our management concluded that, as of December 31, 2008, September 30, 2009, June 30, 2009 and March 31, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP due to the following material weakness:

•	The Company’s controls to calculate stock-based compensation expense related to the application of the forfeiture rate were not designed effectively. As a result, a material weakness existed in the design of the controls over the calculation of stock-based compensation expense related to the application of the forfeiture rate. This control deficiency led to a misstatement of stock-based compensation expense, which was not prevented or detected on a timely basis, and resulted in a restatement of our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2009 and June 30, 2009.

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

During the quarter ended December 31, 2009, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

As described above under Remediation of Material Weakness, there were changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

We have audited Move, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 5, 2010

Item 9B.	Other Information

None.

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

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.

(2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

(3) Exhibits

Number		Exhibit Title

2.01		Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)
3	.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3	.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02		Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)
3	.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3	.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
4.01		Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)
10	.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10	.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10	.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
10.02		Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.03		Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.04		Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
10.05		Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

Number	Exhibit Title

10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002.)
10.08	Standard Office Lease executed September 18, 2009, between our subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed September 24, 2009.)
10.09	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)
10.10	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)
10.11	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)
10.12	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.13	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)
10.14	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(2)
10.15	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.16	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)
10.17	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.18	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.19	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.20	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.21	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.22	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)
10.23	Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(2)
10.24	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)

Number	Exhibit Title

10.25	Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.26	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.27	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)
10.28	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007.)(2)
10.29	Amendment dated December 19, 2008 to Offer letter to Lorna Borenstein dated April 26, 2007. (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.30	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein. (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.31	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)
10.32	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)
10.33	Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.34	Amendment dated April 2, 2009 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III.(2)(3)
10.35	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)
10.36	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(2)
10.37	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)(2)
10.38	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)(2)
10.39	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.40	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.41	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.42	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.43	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)(2)

Number	Exhibit Title

10.44	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)(2)
10.45	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement.(Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed January 23, 2009.)(2)
10.46	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)
10.47	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.48	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.49	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.50	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)
10.51	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)
10.52	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.53	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(2)
10.54	Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)
10.55	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.56	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.57	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)
10.58	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)
10.59	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)
10.60	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009)

Number	Exhibit Title

10.61	Amendment No. 2 dated May 21, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated May 8, 2008. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 28, 2009.)
10.62	Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.63	Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.64	Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.65	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.66	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 7, 2009.)(2)
10.67	Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 7, 2009.)(2)
10.68	Move, Inc. Performance — Based Restricted Stock Unit Agreement 2012 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)
10.69	Move, Inc. Performance — Based Restricted Stock Unit Agreement for the 2011 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)
10.70	Move, Inc. Performance — Based Restricted Stock Unit Agreement for the 2010 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)
10.71	Move, Inc. Restricted Stock Award Agreement with Robert J. Krolik dated July 20, 2009.(2)(3)
10.72	Move, Inc. Non-Qualified Stock Option Agreement with Robert J. Krolik dated July 20, 2009.(2)(3)
21.01	Subsidiaries of Move, Inc.(3)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(3)
24.01	Power of Attorney (included on signature pages to this report).(3)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
99.01	Schedule II — Valuation and Qualifying Accounts.(3)

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Denotes management contracts and compensatory plans and arrangements.

(3)	Filed herewith.

(c) Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: March 5, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Robert J. Krolik and James S. Caulfield, and each one of them, his or her true and lawful attorneys-in-fact and agents each with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her, or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ STEVEN H. BERKOWITZ Steven H. Berkowitz	Chief Executive Officer and Director	March 5, 2010

Principal Financial Officer and Principal Accounting Officer:

/s/ ROBERT J. KROLIK Robert J. Krolik	Chief Financial Officer	March 5, 2010

Signature	Title	Date

Additional Directors:

/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	March 5, 2010

/s/ FRED D. ANDERSON Fred D. Anderson	Director	March 5, 2010

/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	March 5, 2010

/s/ GERALDINE B. LAYBOURNE Geraldine B. Laybourne	Director	March 5, 2010

/s/ ROGER B. MCNAMEE Roger B. McNamee	Director	March 5, 2010

/s/ V. PAUL UNRUH V. Paul Unruh	Director	March 5, 2010

/s/ CATHERINE WHATLEY Catherine Whatley	Director	March 5, 2010

/s/ BRUCE G. WILLISON Bruce G. Willison	Director	March 5, 2010