Form 10-Q
period 2010-03-31
MOVE INC
filed 2010-05-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At May 3, 2010, the registrant had 155,940,796 shares of its common stock outstanding.

     Move®, REALTOR.com®, Top Producer®, and Moving.comTM are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,055	$106,847
Short-term investments	109,841	—
Accounts receivable, net	10,240	10,782
Other current assets	11,506	12,101

Total current assets	239,642	129,730
Property and equipment, net	22,110	21,139
Long-term investments	—	111,800
Investment in unconsolidated joint venture	6,755	6,649
Goodwill, net	16,969	16,969
Intangible assets, net	3,355	3,460
Other assets	1,443	1,548

Total assets	$290,274	$291,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,106	$5,545
Accrued expenses	16,768	18,335
Deferred revenue	15,988	15,951
Line of credit	64,173	64,630

Total current liabilities	102,035	104,461

Other non-current liabilities	1,473	1,096

Total liabilities	103,508	105,557

Commitments and contingencies (see note 14)

Series B convertible preferred stock	112,874	111,541

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	156	156
Additional paid-in capital	2,114,984	2,112,613
Accumulated other comprehensive income (loss)	471	(17,116)
Accumulated deficit	(2,041,719)	(2,021,456)

Total stockholders’ equity	73,892	74,197

Total liabilities and stockholders’ equity	$290,274	$291,295

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$48,643	$54,868
Cost of revenue	10,928	12,647

Gross profit	37,715	42,221

Operating expenses:
Sales and marketing	18,332	20,762
Product and web site development	8,526	6,383
General and administrative	10,689	23,637
Amortization of intangible assets	105	151

Total operating expenses	37,652	50,933

Operating income (loss) from continuing operations	63	(8,712)

Interest income, net	556	135
Earnings of unconsolidated joint venture	106	—
Impairment of auction rate securities	(19,559)	—
Other income (expense), net	(33)	105

Loss from continuing operations before income taxes	(18,867)	(8,472)

Provision for income taxes	63	96

Loss from continuing operations	(18,930)	(8,568)

Loss from discontinued operations	—	(356)

Net loss	(18,930)	(8,924)

Convertible preferred stock dividend and related accretion	(1,333)	(1,298)

Net loss applicable to common stockholders	$(20,263)	$(10,222)

Basic and diluted loss per share applicable to common stockholders: (see note 9)
Continuing operations	$(0.13)	$(0.06)
Discontinued operations	—	(0.00)

Basic loss per share applicable to common stockholders	$(0.13)	$(0.07)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders:
Basic and diluted	154,507	153,119

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(18,930)	$(8,568)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	2,601	2,619
Amortization of intangible assets	105	151
Provision for doubtful accounts	(198)	542
Impairment of auction rate securities	19,559	—
Stock-based compensation and charges	2,068	10,637
Earnings of unconsolidated joint venture	(106)	—
Change in market value of embedded derivative liability	—	(90)
Other non-cash items	(76)	(20)

Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	740	675
Other assets	523	(1,029)
Accounts payable and accrued expenses	(1,628)	3,984
Deferred revenue	37	(2,821)

Net cash provided by continuing operating activities	4,695	6,080
Net cash used in discontinued operating activities	—	(468)

Net cash provided by operating activities	4,695	5,612

Cash flows from investing activities:
Purchases of property and equipment	(3,509)	(2,097)
Proceeds from the sale of marketable equity securities	14	—
Proceeds from sales of assets	—	2

Net cash used in investing activities	(3,495)	(2,095)

Cash flows from financing activities:
Proceeds from exercise of stock options and share issuances under employee stock purchase plans	303	9
Restricted cash	162	10
Proceeds from line of credit	64,700	—
Principal payments on line of credit	(65,157)	—
Tax payment related to net share settlements of restricted stock awards	—	(1,064)
Payments on capital lease obligations	—	(251)

Net cash provided by (used in) financing activities	8	(1,296)

Change in cash and cash equivalents	1,208	2,221

Cash and cash equivalents, beginning of period	106,847	108,935

Cash and cash equivalents, end of period	$108,055	$111,156

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business
     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a valuable resource for consumers seeking the online information and connections they need regarding real estate. The Company’s flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. The Company also provides lead management software for real estate agents through its Top Producer® business.
2. Principles of Consolidation and Basis of Presentation
     The accompanying financial statements are consolidated and include the financial statements of Move, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date the financial statements were issued.
     Investments in private entities where the Company holds no more than a 50% ownership interest and does not exercise control are accounted for using the equity method of accounting and the investment balance is included in investment in unconsolidated joint venture, while the Company’s share of the investees’ results of operations is included in earnings of unconsolidated joint venture.
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 5, 2010. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Discontinued Operations
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
     Pursuant to ASC 205-20-45 “Discontinued Operations”, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Welcome Wagon® business as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of this business have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Revenue	$—	$5,515
Total operating expenses	—	(4,810)
Restructuring charges	—	(1,061)

Loss from discontinued operations	$—	$(356)

     In the first quarter of 2009, the Company incurred a restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and employee termination costs. There are no additional amounts to be paid as part of the restructuring charge as of March 31, 2010.

4. Short-term and Long-term Investments
     The following table summarizes the Company’s short-term and long-term investments (in thousands):

	March 31, 2010			December 31, 2009
		Net			Net
	Adjusted	Realized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Short-term investments:
Corporate auction rate securities	$129,400	$(19,559)	$109,841	$—	$—	$—
Total short-term investments	$129,400	$(19,559)	$109,841	$—	$—	$—

Long-term investments
Corporate auction rate securities	$—	$—	$—	$129,400	$(17,600)	$111,800

Total long-term investments	$—	$—	$—	$129,400	$(17,600)	$111,800

     The Company’s short-term investments as of March 31, 2010 and long-term investments as of March 31, 2009 consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. As of December 31, 2009, the Company classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments would become liquid.
     As of December 31, 2009, the Company had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, has created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, the Company began to actively market the sale to third parties. The Company reviews its potential investment impairments in accordance with ASC 320 “Investment — Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, the Company had not intended to sell nor was it not more likely than not that the Company would be required to sell before the recovery of its amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, the Company changed its intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.
     In April 2010, the Company completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, the investments were reclassified to short-term investments as of March 31, 2010 and an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. The transaction costs of approximately $1.0 million associated with this transaction will be recorded in the quarter ended June 30, 2010.
     The Company’s ARS investments were measured at fair value as of March 31, 2010 and 2009. See Note 5 for additional information concerning fair value measurement of the Company’s ARS investments.
5. Fair Value Measurements
     Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of March 31, 2010 and December 31, 2009 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	March 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$108,055	$108,055	$—	$—	$106,847	$106,847	$—	$—
Short-term investments (2)	109,841	—	109,841	—	—	—	—	—
Long-term investments	—	—	—	—	111,800	—	—	111,800

Total assets at fair value	$217,896	$108,055	$109,841	$—	$218,647	$106,847	$—	$111,800

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which we determine fair value through quoted market prices.

(2)	Short-term investments consisted of student loan, FFELP-backed, ARS issued by student loan funding organizations. Prior to March 31, 2010, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and the Company’s expected holding period of the ARS. As discussed in Note 4, the Company completed a sale of its entire portfolio of ARS in April 2010 and determined fair value as of March 31, 2010 based on the gross proceeds received. These investments were reclassified from long-term investment to short-term investment as of March 31, 2010 based on the timing of the sale of these investments.
The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments
Balance at January 1, 2010	$111,800
Transfers out of Level 3	(109,841)
Total losses included in earnings	(19,559)
Total gains included in other comprehensive income	17,600
Purchases, sales, issuances and settlements, net	—

Balance at March 31, 2010	$—

6. Revolving Line of Credit
     The Company had a revolving line of credit with a major financial institution, providing for borrowings of up to $64.7 million. The per annum interest rate was equal to the lesser of (a) the Open Federal Funds Rate plus 3.8% or (b) the financial institution’s proprietary Working Capital Rate. As of March 31, 2010, the interest rate was 3.2%. The line of credit was secured by the Company’s ARS investment balances. Under the terms of the line of credit, borrowings could not exceed 50% of the par value of the Company’s ARS investment balances and could be limited further if the quoted market value of these securities dropped below 70% of par value. There were no debt covenants associated with the revolving line of credit. As of March 31, 2010, there was $64.2 million in outstanding borrowings against this line of credit. Subsequent to March 31, 2010, the line of credit, which expires on May 20, 2010, was paid in full.
7. Goodwill and Other Intangible Assets
     The Company has both indefinite-lived and definite-lived intangibles. Indefinite-lived intangibles consist of $2.0 million of trade names and trademarks acquired during the year ended December 31, 2006. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, purchased technology, and other miscellaneous agreements entered into in connection with business combinations. The definite-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets. Intangible assets, by category, are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$2,530	$516	$2,530	$516
Purchased technology	1,400	817	1,400	767
National Association of Realtors (“NAR”) operating agreement	1,578	1,240	1,578	1,202
Other	1,450	1,030	1,450	1,013

Total	$6,958	$3,603	$6,958	$3,498

     Amortization expense for intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2010 (remaining 9 months)	$312
2011	416
2012	341
2013	99
2014	66
8. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly SFAS No. 123 and EITF No. 96-18).
     The Company grants restricted stock awards to members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. During the three months ended March 31, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares vested one year from the grant date. There were 368,007 and 375,293 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of March 31, 2010 and 2009, respectively. Total cost recognized was $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, and is included in stock-based compensation and charges. The Company made no grants of restricted stock awards to members of its Board of Directors during the three months ended March 31, 2010.
Restricted Stock
     During the three months ended March 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. During the three months ended March 31, 2009, the CEO returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for his share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009. Total cost recognized during the three months ended March 31, 2010 and 2009 was $0.2 million and $1.3 million, respectively, and is included in stock-based compensation and charges.
     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two new executive officers as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares vest in three annual installments over the three year period following their respective grant dates, subject to certain terms and restrictions. Total costs recognized during the three months ended March 31, 2010 was $0.1 million and is included in stock-based compensation and charges. There were no costs associated with these shares during the three months ended March 31, 2009. The Company made no grants of restricted stock to any of its executive officers or employees during the three months ended March 31, 2010.

Performance Based Restricted Stock Units
     During the three months ended March 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer as part of his employment agreement with the Company. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The performance goals were defined subsequent to March 31, 2010 and, therefore, there was no recognition of compensation for these units during the three months ended March 31, 2010 or 2009.
     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two of its new executive officers as part of their employment agreements. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The performance goals for fiscal year ending December 31, 2010 were established on March 29, 2010. The shares associated with the December 31, 2010 performance goals had an aggregate grant date fair value of $0.3 million. There was no significant compensation expense recognized for these units during the three months ended March 31, 2010. The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the three months ended March 31, 2010.
Option Awards
     The fair value of stock option awards is estimated on the date of grant using a Black-Scholes option valuation model that uses the ranges of assumptions in the following table. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term is based on the Company’s weighted average vesting period combined with the post-vesting holding period. The risk-free interest rates are based on U.S. Treasury zero-coupon bonds for the periods in which the options were granted.

	Three Months Ended March 31,
	2010	2009
Risk-free interest rates	2.30% — 2.35%	0.11% — 1.99%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	85%	85%
     During the three months ended March 31, 2009, the Company granted options to purchase 3,000,000 shares of the Company’s common stock to its new Chief Executive Officer as part of his employment agreement with the Company. The grant date fair value of these options was $3.2 million. 750,000 of such options were immediately vested with the remaining options vesting ratably on a monthly basis over a period of three years beginning on the first anniversary of the grant date. As a result of the immediate vesting, the Company recorded additional stock-based compensation of $0.7 million for the three months ended March 31, 2009.
     During the three months ended March 31, 2009, the Company accelerated the vesting of previously-awarded stock options for two former executive officers and extended the time to exercise certain of these options for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expense of $7.2 million for the three months ended March 31, 2009. There were no such accelerations for the three months ended March 31, 2010.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$47	$37
Sales and marketing	410	273
Product and web site development	482	140
General and administrative	1,129	10,187

Total from continuing operations	2,068	10,637
Total from discontinued operations	—	30

Total stock-based compensation and charges	$2,068	$10,667

9. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Loss from continuing operations	$(18,930)	$(8,568)
Loss from discontinued operations	—	(356)

Net loss	(18,930)	(8,924)
Convertible preferred stock dividend and related accretion	(1,333)	(1,298)

Net loss applicable to common stockholders	$(20,263)	$(10,222)

Net loss applicable to common stockholders from continuing operations	$(20,263)	$(9,866)
Net loss applicable to common stockholders from discontinued operations	—	(356)

Net loss applicable to common stockholders	$(20,263)	$(10,222)

Denominator:
Basic weighted average shares outstanding	154,507	153,119
Add: dilutive effect of options, warrants and restricted stock	—	—

Diluted weighted average shares outstanding	154,507	153,119

Basic and diluted net loss applicable to common stockholders:
Continuing operations	$(0.13)	$(0.06)
Discontinued operations	—	(0.00)

Net loss applicable to common stockholders	$(0.13)	$(0.07)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock, stock options and warrants of 65,611,749 and 64,835,168 for the three months ended March 31, 2010 and 2009, respectively.
10. Other Comprehensive Loss
     The components of other comprehensive loss are (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(18,930)	$(8,924)
Reclass of unrealized loss on auction rate securities	17,600	—
Unrealized loss on marketable securities	(3)	(4)
Foreign currency translation	(10)	(47)

Other comprehensive loss	$(1,343)	$(8,975)

11. Related-party Transactions
     The Company provided product development services to the NAR and recognized $0.9 million in revenues for the three months ended March 31, 2009. The Company did not provide product development services to NAR during the three months ended March 31, 2010. The Company also makes payments to NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.5 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
12. Income Taxes
     As a result of historical net operating losses, the Company would not generally expect to record a provision for income taxes. However, during the year ended December 31, 2006, the Company recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended March 31, 2010 and 2009, respectively. An additional $20,000 and $40,000 tax provision was recorded in the three months ended March 31, 2010 and 2009, respectively, as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against the Company’s taxable income and a $2,000 and $15,000 tax provision was recorded in the three months ended

March 31, 2010 and 2009, respectively, for state income taxes.
     As of March 31, 2010, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. We do not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2010 and 2009. The tax years 1993-2009 remain open to examination by the major taxing jurisdictions to which we are subject.
13. Settlement of Disputes and Litigation
     As of the date of this Form 10-Q, there have been no material developments in the Settlement of Disputes and Litigation disclosed in our Annual Report.
14. Commitments and Contingencies
     Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”) and below in this Note 14. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     On November 12, 2008, Patricia Ramirez, on behalf of herself and all other similarly situated California account executives, filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary Move Sales, Inc., asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. On December 24, 2008, the Company filed an answer with general denial and affirmative defenses. Subsequent to December 31, 2009, the Company and plaintiff’s attorneys agreed to a tentative settlement of all claims brought by Ramirez on behalf of herself and all others in the purported class action. The amount of the settlement was accrued as of December 31, 2009 and was recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. Such proposed settlement required final court approval. On May 3, 2010, the court preliminarily approved the settlement. The final approval hearing is scheduled for August 24, 2010. The settlement did not have a material effect on the Company’s results of operations or cash flows for the year ended December 31, 2009.
     In March, 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move,Inc., against our affiliate, RealSelect, Inc., and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.
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
15. Supplemental Cash Flow Information
     During the three month period ended March 31, 2010:
•	The Company paid $50,000 in interest.

•	The Company received a trade-in allowance on the purchase of property and equipment of $163,000.

•	The Company issued $1.0 million in additional Series B Preferred Stock as in-kind dividends.

During the three month period ended March 31, 2009:

•	The Company paid $509,000 in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million, of which $1.3 million has been recognized as stock based compensation in the three month period ended March 31, 2009 and the balance is being recognized over the vesting periods.
•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $85,200, of which $42,600 has been recognized as stock based charges in the three month period ended March 31, 2009 and the balance is being recognized over the one-year vesting period.
•	The Company issued $1.0 million in additional Series B Preferred Stock as in-kind dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q should be read in conjunction with our Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” on our Form 10-K for the year ended December 31, 2009.
Our Business
     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a valuable resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are Move.com, REALTOR.com® and Moving.com. We also provide lead management software for real estate agents through our Top Producer® business.
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting an average of 8.9 million consumers to our network per month and 209 million minutes per month in 2009 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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
     In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many agents and brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the market declined in 2008, the advertising spend by many of the large agents and brokers slowed and some of the medium and smaller brokers and agents reduced expenses to remain in business. This caused us to experience a decline in revenue in 2008 and 2009.
     2009 was difficult for the real estate market and it has not improved in 2010. Delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within various markets. This coupled with the fact that banks have significantly tightened their credit standards for mortgage loans will make home purchases in the upper end of the market that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the next year.
•	Evolution of Our Product and Service Offerings and Pricing Structures
     We began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operate in or the size of their business.
     We responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com® services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change was reasonably well-accepted by our customer base.
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
     The decline in consumer confidence and the resulting decline in consumer spending has caused many of our traditional consumer advertisers to reduce their spending. These economic conditions have caused the decline in our display and banner ad revenue. It could take considerable time before this product area yields meaningful growth, if at all. Achievement of significant growth will require that we introduce new targeted products that are both responsive to the advertisers’ demands and are attractive to the consumer.
Discontinued Operations
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business. On June 22, 2009 we closed the sale of the business for a sales price of $2.0 million. We received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note is due on or before October 1, 2010. The outstanding principal bears an interest rate of 7% per annum, with quarterly interest payments due commencing October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.
     Our Condensed Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® business as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of this business has been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and loss from discontinued operations are reflected below (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Revenue	$—	$5,515
Total operating expenses	—	(4,810)
Restructuring charges	—	(1,061)

Loss from discontinued operations	$—	$(356)

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009, and in Note 14, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.
Results of Operations
     Three Months Ended March 31, 2010 and 2009
     Revenue
     Revenue decreased $6.3 million, or 11%, to $48.6 million for the three months ended March 31, 2010, compared to $54.9 million for the three months ended March 31, 2009. The decrease in revenue was primarily due to a decrease in our REALTOR.com® and New Homes products. We experienced lower listing enhancement, Featured HomesTM and Featured CommunityTM revenue on REALTOR.com directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the three months ended March 31, 2010. Our Top Producer® 8i subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from the Market Snapshot® and Market BuilderTM products. We also experienced declines in the Rentals featured listings revenues, and in lead generation revenues from movers on our Moving.com web site. Revenue was also impacted by a decrease of $0.9 million associated with providing product development service to the NAR in the three months ended March 31, 2009. We experienced a slight increase in our online display revenue due to an increased level of ad campaigns.
     Cost of Revenue
     Cost of revenue decreased $1.7 million, or 14%, to $10.9 million for the three months ended March 31, 2010, compared to $12.6 million for the three months ended March 31, 2009. The decrease was primarily due to decreased costs of $0.7 million associated with development services provided to NAR, lower product fulfillment costs of $0.5 million associated with our featured products and other cost decreases of $0.5 million.

     Gross margin percentage increased to 78% for the three months ended March 31, 2010, compared to 77% for the three months ended March 31, 2009. The increase is primarily due to decreased costs described above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $2.4 million, or 12%, to $18.3 million for the three months ended March 31, 2010, compared to $20.8 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in online distribution costs of $1.6 million, personnel related costs of $0.6 million and other cost decreases of $0.2 million.
     Product and web site development. Product and web site development expenses increased $2.1 million, or 34%, to $8.5 million for the three months ended March 31, 2010, compared to $6.4 million for the three months ended March 31, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new technology platforms.
     General and administrative. General and administrative expenses decreased $12.9 million, or 55%, to $10.7 million for the three months ended March 31, 2010, compared to $23.6 million for the three months ended March 31, 2009. The decrease was primarily a result of a $9.1 million decrease in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the three months ended March 31, 2009. Additionally, there was a $2.6 million decrease in personnel related costs, a $0.9 million decrease in legal fees and a $0.7 million decrease in bad debt expense, partially offset by other cost increases of $0.4 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$47	$37
Sales and marketing	410	273
Product and web site development	482	140
General and administrative	1,129	10,187

Total from continuing operations	$2,068	$10,637

     Stock-based compensation and charges decreased $8.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the three months ended March 31, 2009.
     Interest Income, Net
     Interest income, net, increased $0.4 million to $0.5 million for the three months ended March 31, 2010, compared to $0.1 million for the three months ended March 31, 2009, primarily due to a decrease in interest expense associated with the in quarter payoff of our line of credit for the three months ended March 31, 2010.
     Impairment of Auction Rate Securities
     In April 2010, we completed a sale of our entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, an other-than-temporary loss of $19.6 million was recorded for the three months ended March 31, 2010. See further discussion under Liquidity and Capital Resources below.
     Other Income (expense), Net
     Other expense, net of $33,000 for the three months ended March 31, 2010 consisted primarily of foreign exchange losses. Other income, net of $105,000 for the three months ended March 31, 2009 primarily resulted from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However,

during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. A deferred tax provision of $41,000 was recorded in the three months ended March 31, 2010 and 2009, respectively. An additional $20,000 and $40,000 tax provision was recorded in the three months ended March 31, 2010 and 2009, respectively, as a result of federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income and a $2,000 and $15,000 tax provision was recorded in the three months ended March 31, 2010 and 2009, respectively, for state income taxes.
     At December 31, 2009, we had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $939.4 million and $382.7 million, respectively. The federal NOLs will begin to expire in 2018 and the state NOLs will expire from 2010 until 2028. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOL’s have a full valuation allowance recorded against them. The Company also had approximately $6.6 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $4.7 million for the three months ended March 31, 2010 was attributable to the net loss from continuing operations of $18.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $23.9 million offset by a $0.3 million change in operating assets and liabilities.
     Net cash provided by continuing operating activities of $6.1 million for the three months ended March 31, 2009 was attributable to the net loss from continuing operations of $8.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $13.8 million and changes in operating assets and liabilities of $0.9 million.
     Net cash used in continuing investing activities of $3.5 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively, was primarily attributable to capital expenditures.
     Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2010 and was attributable to proceeds from the exercise of stock options of $0.3 million, reductions in restricted cash balances of $0.2 million and proceeds from our line of credit of $64.7 million offset by principal payments on our line of credit of $65.2 million.
     Net cash used in financing activities of $1.3 million for the three months ended March 31, 2009 was attributable to $1.1 million of tax payments related to net share settlement of restricted stock awards and $0.2 million of payments on capital lease obligations.
     We have generated positive operating cash flows in each of the last two years. We have no material financial commitments other than those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. We believe that our existing cash, even after paying down our current line of credit balance of $64.2 million, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future. In April 2010, we paid down the line of credit balance of $64.2 million.
     As of March 31, 2010, our short-term investments consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for our investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and we were not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments range from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity.
     As of December 31, 2009, we had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on our Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, has created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, we began to actively market the sale to third parties. We review our potential investment impairments in accordance with ASC 320 “Investment — Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, we had not intended to sell nor was it not more likely than not that we would be required to sell before the recovery of our amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, we changed our intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.
     In April 2010, we completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, the investments were reclassified to short-term investments as of March 31, 2010 and an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. The transaction costs of approximately $1.0 million associated with this transaction will be recorded in the quarter ended June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. In April 2010, we paid down the line of credit balance of $64.2 million. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.

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
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”) and in Note 14, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 23 to the Consolidated Financial Statements in our Annual Report and in Note 14 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.	Risk Factors
     You should consider carefully the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2009, and other information included or incorporated by reference in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.
Risks Related to our Business
     NAR relationship
     As we seek to modify and enhance the user experience on Realtor.com, a number of questions have come up around certain points in our 1996 Operating Agreement with the NAR that we believe need clarification. In order to seek this clarity, we have initiated a dispute resolution process provided for under the Operating Agreement. While this is the first time either party to our Operating Agreement has invoked this process, we continue to have a productive dialogue with the NAR on these and other matters and the agreement remains in full force and effect. Our relationship with the NAR is important to us as described under “Risk Factors—Risks Related to Our Business” in our Form 10-K for 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	[Removed and Reserved.]
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: May 7, 2010

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