Form 10-Q
period 2010-06-30
MOVE INC
filed 2010-08-06
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
(805) 557-2300
(Registrant’s Telephone Number, including Area Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 2, 2010, the registrant had 156,511,261 shares of its common stock outstanding.

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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$156,527	$106,847
Accounts receivable, net	10,400	10,782
Other current assets	11,717	12,101

Total current assets	178,644	129,730

Property and equipment, net	22,066	21,139
Long-term investments	—	111,800
Investment in unconsolidated joint venture	6,948	6,649
Goodwill, net	16,969	16,969
Intangible assets, net	3,251	3,460
Other assets	1,351	1,548

Total assets	$229,229	$291,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,915	$5,545
Accrued expenses	17,966	18,335
Deferred revenue	16,011	15,951
Line of credit	—	64,630

Total current liabilities	37,892	104,461

Other non-current liabilities	2,652	1,096

Total liabilities	40,544	105,557

Commitments and contingencies (see note 14)

Series B convertible preferred stock	114,215	111,541

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	156	156
Additional paid-in capital	2,117,038	2,112,613
Accumulated other comprehensive income (loss)	371	(17,116)
Accumulated deficit	(2,043,095)	(2,021,456)

Total stockholders’ equity	74,470	74,197

Total liabilities and stockholders’ equity	$229,229	$291,295

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands, except per share amounts)
		(Unaudited)
Revenue	$49,691	$54,637	$98,334	$109,505
Cost of revenue	11,088	12,804	22,016	25,451

Gross profit	38,603	41,833	76,318	84,054

Operating expenses:
Sales and marketing	18,872	21,387	37,204	42,149
Product and web site development	8,136	6,425	16,662	12,808
General and administrative	10,800	11,364	21,489	35,001
Amortization of intangible assets	104	108	209	259
Litigation settlement	—	975	—	975

Total operating expenses	37,912	40,259	75,564	91,192

Operating income (loss) from continuing operations	691	1,574	754	(7,138)

Interest income, net	178	314	734	449
Earnings of unconsolidated joint venture	193	—	299	—
Impairment of auction rate securities	—	—	(19,559)	—
Other income (expense), net	(1,069)	386	(1,102)	491

Income (loss) from continuing operations before income taxes	(7)	2,274	(18,874)	(6,198)
Provision for income taxes	28	81	91	177

Income (loss) from continuing operations	(35)	2,193	(18,965)	(6,375)
Income (loss) from discontinued operations	—	107	—	(249)
Gain on disposition of discontinued operations	—	2,303	—	2,303

Net income (loss)	(35)	4,603	(18,965)	(4,321)
Convertible preferred stock dividend and related accretion	(1,341)	(1,307)	(2,674)	(2,605)

Net income (loss) applicable to common stockholders	$(1,376)	$3,296	$(21,639)	$(6,926)

Basic income (loss) per share applicable to common stockholders: (see note 9)
Continuing operations	$(0.01)	$0.01	$(0.14)	$(0.06)
Discontinued operations	—	0.02	—	0.01

Basic net income (loss) per share applicable to common stockholders	$(0.01)	$0.02	$(0.14)	$(0.05)

Diluted income (loss) per share applicable to common stockholders: (see note 9)
Continuing operations	$(0.01)	$0.01	$(0.14)	$(0.06)
Discontinued operations	—	0.02	—	0.01

Diluted net income (loss) per share applicable to common stockholders	$(0.01)	$0.02	$(0.14)	$(0.05)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 9)
Basic	154,641	152,920	154,574	153,019

Diluted	154,641	156,552	154,574	153,019

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(18,965)	$(6,375)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation	5,155	5,287
Amortization of intangible assets	209	259
Provision for doubtful accounts	(120)	811
Impairment of auction rate securities	19,559	—
Stock-based compensation and charges	3,906	11,925
Earnings of unconsolidated joint venture	(299)	—
Change in market value of embedded derivative liability	—	(536)
Other non-cash items	(115)	(56)

Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	502	(51)
Other assets	104	354
Accounts payable and accrued expenses	(724)	(1,774)
Deferred revenue	58	(4,701)

Net cash provided by continuing operating activities	9,270	5,143
Net cash used in discontinued operating activities	—	(1,225)

Net cash provided by operating activities	9,270	3,918

Cash flows from investing activities:
Purchases of property and equipment	(6,078)	(4,453)
Proceeds from the sale of auction rate securities	109,841	—
Proceeds from the sale of marketable equity securities	14	—

Net cash provided by (used in) continuing investing activities	103,777	(4,453)
Net cash provided by discontinued investing activities	—	1,739

Net cash provided by (used in) investing activities	103,777	(2,714)

Cash flows from financing activities:
Proceeds from exercise of stock options	519	70
Restricted cash	462	81
Gross proceeds from line of credit	64,700	—
Proceeds from loan payable	316	—
Gross principal payments on line of credit	(129,330)	—
Principal payments on loan payable	(34)	—
Tax payment related to net share settlements of restricted stock awards	—	(1,064)
Payments on capital lease obligations	—	(339)

Net cash used in financing activities	(63,367)	(1,252)

Change in cash and cash equivalents	49,680	(48)

Cash and cash equivalents, beginning of period	106,847	108,935

Cash and cash equivalents, end of period	$156,527	$108,887

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
     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 5, 2010. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.
3. Discontinued Operations
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note, which was originally due on or before October 1, 2010, was paid in full in July 2010. The outstanding principal bore an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the three and six months ended June 30, 2009.
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
     Pursuant to ASC 205-20-45 “Discontinued Operations”, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Welcome Wagon® business as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of this business have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities.” Total revenue and income (loss) from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$—	$4,094	$—	$9,609
Total operating expenses	—	4,003	—	8,813
Restructuring charges	—	(16)	—	1,045

Income (loss) from discontinued operations	$—	$107	$—	$(249)

Gain on disposition of discontinued operations	$—	$2,303	$—	$2,303

     In the first quarter of 2009, the Company incurred a restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and employee termination costs. There are no additional amounts to be paid as part of the restructuring charge as of June 30, 2010.
4. Long-term Investments
     The following table summarizes the Company’s long-term investments (in thousands):

	June 30, 2010			December 31, 2009
		Net			Net
	Adjusted	Realized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Long-term investments
Corporate auction rate securities	$—	$—	$—	$129,400	$(17,600)	$111,800

Total long-term investments	$—	$—	$—	$129,400	$(17,600)	$111,800

     The Company’s long-term investments as of December 31, 2009 consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. As of December 31, 2009, the Company classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments would become liquid.
     As of December 31, 2009, the Company had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, the Company began to actively market the sale to third parties. The Company reviews its potential investment impairments in accordance with ASC 320 “Investment – Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, the Company had not intended to sell, nor was it not more likely than not that the Company would be required to sell before the recovery of its amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, the Company changed its intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.
     In April 2010, the Company completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expense for the three and six months ended June 30, 2010.

5. Fair Value Measurements
     Financial assets and liabilities included in the Company’s financial statements and measured at fair value as of June 30, 2010 and December 31, 2009 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	June 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Description:
Assets:
Cash and cash equivalents (1)	$156,527	$156,527	$—	$—	$106,847	$106,847	$—	$—
Long-term investments (2)	—	—	—	—	111,800	—	—	111,800

Total assets at fair value	$156,527	$156,527	$—	$—	$218,647	$106,847	$—	$111,800

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

(2)	Long-term investments consisted of student loan, FFELP-backed, ARS issued by student loan funding organizations. Prior to March 31, 2010, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and the Company’s expected holding period of the ARS. As discussed in Note 4, the Company completed the sale of its entire portfolio of ARS in April 2010.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments
Balance at January 1, 2010	$111,800
Transfers out of Level 3	(109,841)
Total losses included in earnings	(19,559)
Total gains included in other comprehensive income	17,600
Purchases, sales, issuances and settlements, net	—

Balance at June 30, 2010	$—

6. Revolving Line of Credit
     The Company had a revolving line of credit with a major financial institution, providing for borrowings of up to $64.7 million. The line of credit was fully paid in April 2010 and expired in May 2010.
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

	June 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$2,530	$517	$2,530	$516
Purchased technology	1,400	867	1,400	767
National Association of Realtors (“NAR”) operating agreement	1,578	1,277	1,578	1,202
Other	1,450	1,046	1,450	1,013

Total	$6,958	$3,707	$6,958	$3,498

     Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2010 (remaining 6 months)	$208
2011	416
2012	341
2013	99
2014	66
8. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly SFAS No. 123 and EITF No. 96-18).
     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. During the six months ended June 30, 2010, the Company granted 139,098 shares of restricted stock to the non-employee members of its Board of Directors. During the six months ended June 30, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares vested one year from the grant date. Additionally, during the six months ended June 30, 2009, the Company granted 175,420 shares of restricted stock to all non-employee members of its Board of Directors. There were 432,105 and 453,713 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of June 30, 2010 and 2009, respectively. Total cost recognized was $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, and is included in stock-based compensation and charges.
Restricted Stock
     During the six months ended June 30, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. During the six months ended June 30, 2009, the CEO returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for his share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009. Total cost recognized during the three months ended June 30, 2010 and 2009 was $0.1 million and $0.3 million, respectively, and $0.3 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively, and is included in stock-based compensation and charges.
     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two new executive officers as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares vest in three annual installments over the three year period following their respective grant dates, subject to certain terms and restrictions. Total costs recognized during the three and six months ended June 30, 2010 was $0.1 million and $0.3 million, respectively, and is included in stock-based compensation and charges. There were no costs associated with these shares during the three and six months ended June 30, 2009. The Company made no grants of restricted stock to any of its executive officers or employees during the three and six months ended June 30, 2010.
Performance Based Restricted Stock Units
     During the six months ended June 30, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer as part of his employment agreement with the Company. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The performance goals were established on April 9, 2010 and the shares had an aggregate grant date fair value of $1.5 million. The implied service period is for the fiscal year ending December 31, 2011; therefore, there was no recognition of compensation expense for these units during the three and six months ended June 30, 2010.
     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two of its new executive officers as part of their employment agreements. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The performance goals for fiscal year ending December 31, 2010 were established on March 29, 2010. The shares associated with the fiscal year ending December 31, 2010 had an aggregate grant date fair value of $0.3 million. Total cost recognized for these units during the three and six months ended June 30, 2010 was $0.1 million and is included in stock-based compensation. The performance goals for fiscal year ending December 31, 2011 were established on April 9, 2010. The shares associated with the fiscal year ending December 31, 2011 had an aggregate grant date fair value of $0.3 million. The implied service period is for the fiscal year ending December 31, 2011, therefore; there was no recognition of compensation expense for these units during the three and six months ended June 30, 2010.
     The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the six months ended June 30, 2010.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rates	1.79%-2.43%	2.02%-2.54%	1.79%-2.43%	0.11%-2.54%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	85%	80%-85%	85%
     During the six months ended June 30, 2009, the Company granted options to purchase 3,000,000 shares of the Company’s common stock to its new Chief Executive Officer as part of his employment agreement with the Company. The grant date fair value of these options was $3.2 million. 750,000 of such options were immediately vested, with the remaining options vesting ratably on a monthly basis over a period of three years beginning on the first anniversary of the grant date. As a result of the immediate vesting, the Company recorded additional stock-based compensation of $0.7 million for the six months ended June 30, 2009.
     During the six months ended June 30, 2009, the Company accelerated the vesting of previously-awarded stock options for two former executive officers and extended the time to exercise certain of these options for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expense of $7.2 million for the six months ended June 30, 2009. There were no such accelerations for the three and six months ended June 30, 2010.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$45	$46	$92	$83
Sales and marketing	430	604	840	877
Product and web site development	308	187	790	327
General and administrative	1,055	451	2,184	10,638

Total from continuing operations	1,838	1,288	3,906	11,925
Total from discontinued operations	—	33	—	63

Total stock-based compensation and charges	$1,838	$1,321	$3,906	$11,988

9. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(35)	$2,193	$(18,965)	$(6,375)
Income (loss) from discontinued operations	—	2,410	—	2,054

Net income (loss)	(35)	4,603	(18,965)	(4,321)
Convertible preferred stock dividend and related accretion	(1,341)	(1,307)	(2,674)	(2,605)

Net income (loss) applicable to common stockholders	$(1,376)	$3,296	$(21,639)	$(6,926)

Net income (loss) applicable to common stockholders from continuing operations	$(1,376)	$886	$(21,639)	$(8,980)
Net income applicable to common stockholders from discontinued operations	—	2,410	—	2,054

Net income (loss) applicable to common stockholders	$(1,376)	$3,296	$(21,639)	$(6,926)

Denominator:
Basic weighted average shares outstanding	154,641	152,920	154,574	153,019
Add: dilutive effect of options, warrants and restricted stock	—	3,632	—	—

Fully diluted weighted average shares outstanding	154,641	156,552	154,574	153,019

Basic income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.14)	$(0.06)
Discontinued operations	—	0.02	—	0.01

Net income (loss)	$(0.01)	$0.02	$(0.14)	$(0.05)

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$(0.01)	$0.01	$(0.14)	$(0.06)
Discontinued operations	—	0.02	—	0.01

Net income (loss)	$(0.01)	$0.02	$(0.14)	$(0.05)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock, stock options and warrants of 65,581,641 for the three and six months ended June 30, 2010, respectively, and 46,146,288 and 63,796,627 for the three and six months ended June 30, 2009, respectively.
10. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(35)	$4,603	$(18,965)	$(4,321)
Unrealized gain (loss) on marketable securities	—	1	(3)	(3)
Reclass of unrealized loss on auction rate securities	—	—	17,600	—
Foreign currency translation	(100)	57	(110)	10

Other comprehensive income (loss)	$(135)	$4,661	$(1,478)	$(4,314)

11. Related-party Transactions
     The Company provided product development services to the National Associated of Realtors (“NAR”) and recognized $1.1 million and $2.0 million in revenues for the three and six months ended June 30, 2009, respectively. The Company did not provide product development services to the NAR during the three and six months ended June 30, 2010. The Company also makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million and $0.9 million for the three and six months ended June 30, 2010 and 2009, respectively.

12. Income Taxes
     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. The Company recorded income tax expense of $28,000 and $91,000 in the three and six months ended June 30, 2010, respectively. The Company also recorded income tax expense of $81,000 and $177,000 in the three and six months ended June 30, 2009, respectively. In the three and six months ended June 30, 2010 and 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. In the three and six months ended June 30, 2010, income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. In the three and six months ended June 30, 2009, the income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against deferred tax benefits generated from net operating losses incurred, certain non-tax deductible items and state income taxes.
     As of June 30, 2010, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2010 and 2009. The tax years 1993-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.
13. Settlement of Disputes and Litigation
     As of the date of this Form 10-Q, there have been no material developments in the Settlement of Disputes and Litigation disclosed in our Annual Report.
14. Commitments and Contingencies
Legal Proceedings
     The Company is currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”) and below in this Note 14. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
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
     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move,Inc., against our affiliate, RealSelect, Inc., and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     In June 2010, BanxCorp filed a lawsuit against Move, Inc., Dow Jones & Company, Inc., The New York Times Company, CNBC Inc., Cable News Network, Inc., MSNBC Interactive News, LLD, Fox News Network, LLC, AOL Inc., and LendingTree LLC in the United States District Court for the District of New Jersey. The first amended complaint alleges antitrust violations pursuant to Section 1 of the Sherman Antitrust Act and the New Jersey Antitrust Act, including allegations the Company and other defendants formed a cartel with BankRate to gain market dominance and unfair advantage over

BanxCorp and other independent competitors by, among other alleged activities, fixing prices and allocating customers and markets with other BankRate website operators. The first amended complaint seeks a declaratory judgment, injunctive relief and unspecified amount of damages, including treble damages and attorneys’ fees and legal costs. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.
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
15. Supplemental Cash Flow Information
     During the six month period ended June 30, 2010:
•	The Company paid $0.1 million in interest.

•	The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million.

•	The Company issued 139,098 share of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

•	The Company issued $2.0 million in additional Series B Preferred Stock as in-kind dividends.
     During the six month period ended June 30, 2009:
•	The Company paid $0.9 million in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vesting immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.

•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $85,200 and was recognized over the one-year vesting period.

•	The Company issued 175,420 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $368,000 and is being recognized over the three-year vesting period.

•	The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division.

•	The Company issued $2.0 million in additional Series B Preferred Stock as in-kind dividends.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q should be read in conjunction with our Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” on our Form 10-K for the year ended December 31, 2009.

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
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting an average of 9.9 million consumers to our network per month and 202 million minutes per month for the six months ended June 30, 2010 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have significant relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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
     Throughout 2008, market conditions continued to decline and in late September 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts have stalled. Consumer confidence declined and while mortgage rates have appeared to decline, the credit standards are perceived to be the tightest they have been in years. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend.
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
     2009 was difficult for the real estate market and it has not improved much in 2010. Delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within various markets. This coupled with the fact that banks have significantly tightened their credit standards for mortgage loans will make home purchases in the upper end of the market that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the next year.
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
Discontinued Operations
     In the second quarter of 2008, we decided to divest our Welcome Wagon® business. On June 22, 2009 we closed the sale of the business for a sales price of $2.0 million. We received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note which was originally due on or before October 1, 2010 was paid in full in July 2010. The outstanding principal bore an interest rate of 7% per annum, with quarterly interest payments due commencing October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.
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
     Our Condensed Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® business as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of this business has been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operations.” Total revenue and income (loss) from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$—	$4,094	$—	$9,609
Total operating expenses	—	4,003	—	8,813
Impairment of long-lived assets	—	—	—	—
Restructuring charges	—	(16)	—	1,045

Income (loss) from discontinued operations	$—	$107	$—	$(249)

Gain on disposition of discontinued operations	$—	$2,303	$—	$2,303

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Results of Operations
     Three Months Ended June 30, 2010 and 2009
     Revenue
     Revenue decreased $4.9 million, or 9%, to $49.7 million for the three months ended June 30, 2010, compared to $54.6 million for the three months ended June 30, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and REALTOR.com® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the three months ended June 30, 2010. We experienced lower Featured CommunityTM, listing enhancement and Featured HomesTM revenue on REALTOR.com directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. Our Top Producer® 8i® subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from the Market Snapshot® and Market BuilderTM products. We also experienced declines in the Rentals showcase listings revenues, and in lead generation revenues from movers on our Moving.com web site. Our revenue was also impacted by a decrease of $1.1 million associated with providing product development service to the NAR in the three months ended June 30, 2009. We experienced a slight increase in our online display revenue due to an increased level of ad campaigns.
     Cost of Revenue
     Cost of revenue decreased $1.7 million, or 13%, to $11.1 million for the three months ended June 30, 2010, compared to $12.8 million for the three months ended June 30, 2009. The decrease was primarily due to decreased costs of $0.6 million associated with development services previously provided to the NAR during the three months ended June 30, 2009, lower personnel related costs of $0.7 million, and lower product fulfillment costs of $0.4 million associated with our featured products.
     Gross margin percentage increased to 78% for the three months ended June 30, 2010, compared to 77% for the three months ended June 30, 2009. The increase is primarily due to the decreased costs described above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $2.5 million, or 12%, to $18.9 million for the three months ended June 30, 2010, compared to $21.4 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease in online distribution costs of $1.6 million, a decrease in personnel related costs of $0.6 million resulting from lower sales commissions, and other cost decreases of $0.3 million.
     Product and web site development. Product and web site development expenses increased $1.7 million, or 27%, to $8.1 million for the three months ended June 30, 2010, compared to $6.4 million for the three months ended June 30, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new technology platforms.
     General and administrative. General and administrative expenses decreased $0.6 million, or 5%, to $10.8 million for the three months ended June 30, 2010, compared to $11.4 million for the three months ended June 30, 2009. The decrease was primarily a result of a $0.9 million decrease in legal fees and other cost decreases of $0.2 million, partially offset by increased consulting costs of $0.5 million associated with a new back office system implementation.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the three months ended June 30, 2010 and 2009, respectively.
     Litigation settlement. We recorded a litigation settlement charge of $1.0 million for the three months ended June 30, 2009 related to a patent infringement case. There were no litigation settlement charges for the three months ended June 30, 2010.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Cost of revenue	$45	$46
Sales and marketing	430	604
Product and web site development	308	187
General and administrative	1,055	451

Total from continuing operations	$1,838	$1,288

     Stock-based compensation and charges increased $0.6 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to new option grants in the third quarter of 2009.
     Interest Income, Net
     Interest income, net, decreased slightly for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to the sale of higher interest earning Auction Rate Securities (“ARS”) in April 2010.
     Other Income (expense), Net
     Other expense, net of $1.1 million for the three months ended June 30, 2010 consisted primarily of the transaction fees associated with the sale of our entire portfolio of ARS. Other income, net of $0.3 million for the three months ended June 30, 2009 primarily resulted from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     We recorded income tax expense of $28,000 and $81,000 in the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the three months ended June 30, 2010, income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. For the three months ended June 30, 2009, the income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against deferred tax benefits generated from net operating losses incurred, certain non-tax deductible items and state income taxes.
Results of Operations
     Six Months Ended June 30, 2010 and 2009
     Revenue
     Revenue decreased $11.2 million, or 10%, to $98.3 million for the six months ended June 30, 2010, compared to $109.5 million for the six months ended June 30, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and REALTOR.com® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the six months ended June 30, 2010. We experienced lower Featured CommunityTM, listing enhancement and Featured HomesTM revenue on REALTOR.com directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. Our Top Producer® 8i® subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from the Market Snapshot® and Market BuilderTM products. We also experienced declines in the Rentals showcase listings revenues, and in lead generation revenues from movers on our Moving.com web site. Revenue was also impacted by a decrease of $2.0 million associated with providing product development services to the NAR in the six months ended June 30, 2009. We experienced an increase in our online display revenue due to an increased level of ad campaigns.
     Cost of Revenue
     Cost of revenue decreased $3.5 million, or 14%, to $22.0 million for the six months ended June 30, 2010, compared to $25.5 million for the six months ended June 30, 2009. The decrease was primarily due to decreased costs of $1.3 million associated with development services previously provided to the NAR during the six months ended June 30, 2009, a decrease in product fulfillment costs of $0.9 million associated with our featured products, a decrease in personnel related costs of $0.8 million, and other cost decreases of $0.5 million.
     Gross margin percentage increased to 78% for the six months ended June 30, 2010, compared to 77% for the six months ended June 30, 2009. The increase is primarily due to the decreased costs described above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $4.9 million, or 12%, to $37.2 million for the six months ended June 30, 2010, compared to $42.1 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in online distribution costs of $3.2 million, a decrease in personnel related costs of $1.2 million due to lower sales commissions, and other cost decreases of $0.5 million.
     Product and web site development. Product and web site development expenses increased $3.9 million, or 30%, to $16.7 million for the six months ended June 30, 2010, compared to $12.8 million for the six months ended June 30, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new technology platforms.
     General and administrative. General and administrative expenses decreased $13.5 million, or 39%, to $21.5 million for the six months ended June 30, 2010, compared to $35.0 million for the six months ended June 30, 2009. The decrease was primarily a result of a $8.5 million decrease in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of two executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the six months ended June 30, 2009. Additionally, there was a $2.7 million decrease in personnel related costs, excluding non-cash stock based compensation, a $1.8 million decrease in legal fees, a $0.9 million decrease in bad debt expense and a $0.5 million decrease in facilities costs due to the new lease in Westlake Village, California. These cost decreases were partially offset by an increase in consulting costs of $0.9 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cost of revenue	$92	$83
Sales and marketing	840	877
Product and web site development	790	327
General and administrative	2,184	10,638

Total from continuing operations	$3,906	$11,925

     Stock-based compensation and charges decreased $8.0 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the acceleration and modification of options upon termination for two executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the six months ended June 30, 2009.
     Interest Income, Net
     Interest income, net, increased $0.3 million to $0.7 million for the six months ended June 30, 2010, compared to $0.4 million for the six months ended June 30, 2009, primarily due to a decrease in interest expense associated with the payoff of our line of credit during the quarter.

     Impairment of Auction Rate Securities
     In April 2010, we completed a sale of our entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the six months ended June 30, 2010. See further discussion under Liquidity and Capital Resources below.
     Other Income (expense), Net
     Other expense, net of $1.1 million for the six months ended June 30, 2010 consisted primarily of the transaction fees associated with the sale of our entire portfolio of ARS. Other income, net of $0.5 million for the six months ended June 30, 2009 primarily resulted from the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     We recorded income tax expense of $91,000 and $177,000 in the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the six months ended June 30, 2010, income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. For the six months ended June 30, 2009, the income tax expense differed from the income tax benefit expected at the statutory tax rate primarily due to the valuation allowance recorded against deferred tax benefits generated from net operating losses incurred, certain non-tax deductible items and state income taxes.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $9.3 million for the six months ended June 30, 2010 was attributable to the net loss from continuing operations of $19.0 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $28.3 million.
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
     Net cash provided by continuing investing activities of $103.8 million for the six months ended June 30, 2010 was primarily attributable to proceeds from the sale of auction rate securities of $109.8 million offset by capital expenditures of $6.0 million.
     Net cash used in continuing investing activities of $4.5 million for the six months ended June 30, 2009 was due to capital expenditures.
     Net cash used in financing activities of $63.4 million for the six months ended June 30, 2010 was primarily attributable to principal payments on our line of credit of $129.3 million offset by proceeds from our line of credit of $64.7 million. There were additional cash proceeds from the exercise of stock options of $0.5 million, reductions in restricted cash balances of $0.4 million and proceeds from loans payable of $0.3 million.
     Net cash used in financing activities of $1.3 million for the six months ended June 30, 2009 was attributable to tax withholdings related to net share settlements of restricted stock awards of $1.1 million and payments on capital lease obligations of $0.3 million partially offset by proceeds from restricted cash and exercises of stock options aggregating $0.1 million.
     We have generated positive operating cash flows in each of the last two years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Additionally, under our Series B Preferred Stock Agreement, beginning in November 2010, we are obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share or approximately $4.1 million per annum. We believe that our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.
     Prior to April 2010, we had investments consisting of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans were 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that resets the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for our investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and we were not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments range from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity.
     As of December 31, 2009, we had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on our Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, we began to actively market the sale to third parties. We review our potential investment impairments in accordance with ASC 320 “Investment — Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income (loss) for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, we had not intended to sell nor was it not more likely than not that we would be required to sell before the recovery of our amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, we changed our intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.
     In April 2010, we completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction has been recorded as other expense for the three and six months ended June 30, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. In April 2010, we paid down the line of credit balance of $64.2 million and it expired in May 2010. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities.
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
Risks Related to our Business
     NAR relationship
     As we seek to modify and enhance the user experience on Realtor.com, a number of questions have come up around certain points in our 1996 Operating Agreement with the NAR that we believe need clarification. In order to seek this clarity, we for the first time initiated the dispute resolution process provided for under the Operating Agreement. As part of such process, both parties participated in non-binding mediation and continue to have a productive dialogue on these and other matters. The Operating Agreement remains in full force and effect. Our relationship with the NAR is important to us as described under “Risk Factors—Risks Related to Our Business” in our Form 10-K for 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
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
Robert J. Krolik
Chief Financial Officer

Date: August 6, 2010

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