Form 10-Q
period 2010-09-30
MOVE INC
filed 2010-11-05
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 2, 2010, the registrant had 158,383,347 shares of its common stock outstanding.

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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$155,621	$106,847
Accounts receivable, net	9,814	10,782
Other current assets	9,856	12,101

Total current assets	175,291	129,730

Property and equipment, net	21,424	21,139
Long-term investments	—	111,800
Investment in unconsolidated joint venture	7,290	6,649
Goodwill, net	24,581	16,969
Intangible assets, net	8,672	3,460
Other assets	1,288	1,548

Total assets	$238,546	$291,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,352	$5,545
Accrued expenses	18,964	18,335
Deferred revenue	15,581	15,951
Line of credit	—	64,630

Total current liabilities	38,897	104,461

Other non-current liabilities	3,527	1,096

Total liabilities	42,424	105,557

Commitments and contingencies (see note 15)

Series B convertible preferred stock	115,565	111,541

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	158	156
Additional paid-in capital	2,122,745	2,112,613
Accumulated other comprehensive income (loss)	374	(17,116)
Accumulated deficit	(2,042,720)	(2,021,456)

Total stockholders’ equity	80,557	74,197

Total liabilities and stockholders’ equity	$238,546	$291,295

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$50,256	$52,866	$148,590	$162,371
Cost of revenue	10,766	12,014	32,782	37,465

Gross profit	39,490	40,852	115,808	124,906

Operating expenses:
Sales and marketing	18,631	18,787	55,835	60,936
Product and web site development	8,855	7,650	25,517	20,458
General and administrative	10,877	16,226	32,366	51,227
Amortization of intangible assets	139	107	348	366
Litigation settlement	—	—	—	975
Restructuring charges (see note 4)	—	(1,192)	—	(1,192)

Total operating expenses	38,502	41,578	114,066	132,770

Operating income (loss) from continuing operations	988	(726)	1,742	(7,864)
Interest income, net	33	279	767	728
Earnings of unconsolidated joint venture	342	—	641	—
Impairment of auction rate securities	—	—	(19,559)	—
Other income (expense), net	(42)	1,250	(1,144)	1,741

Income (loss) from continuing operations before income taxes	1,321	803	(17,553)	(5,395)
Income tax (benefit) expense	(404)	50	(313)	227

Income (loss) from continuing operations	1,725	753	(17,240)	(5,622)
Loss from discontinued operations	—	(196)	—	(445)
Gain on disposition of discontinued operations	—	—	—	2,303

Net income (loss)	1,725	557	(17,240)	(3,764)
Convertible preferred stock dividend and related accretion	(1,350)	(1,315)	(4,024)	(3,920)

Net income (loss) applicable to common stockholders	$375	$(758)	$(21,264)	$(7,684)

Basic income (loss) per share applicable to common stockholders: (see note 10)
Continuing operations	$0.00	$(0.00)	$(0.14)	$(0.06)
Discontinued operations	—	(0.00)	—	0.01

Basic net income (loss) per share applicable to common stockholders	$0.00	$(0.00)	$(0.14)	$(0.05)

Diluted income (loss) per share applicable to common stockholders: (see note 10)
Continuing operations	$0.00	$(0.00)	$(0.14)	$(0.06)
Discontinued operations	—	(0.00)	—	0.01

Diluted net income (loss) per share applicable to common stockholders	$0.00	$(0.00)	$(0.14)	$(0.05)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 10)
Basic	155,711	153,344	154,957	153,139

Diluted	159,527	153,344	154,957	153,139

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,240)	$(3,764)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Loss from discontinued operations	—	445
Gain on disposition of discontinued operations	—	(2,303)
Depreciation	7,637	7,853
Amortization of intangible assets	348	366
Provision for doubtful accounts	(84)	1,024
Gain on sale of assets	—	(1,308)
Impairment of auction rate securities	19,559	—
Stock-based compensation and charges	5,765	15,647
Earnings of unconsolidated joint venture	(641)	—
Change in market value of embedded derivative liability	—	(536)
Other non-cash items	(153)	(83)

Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	1,346	130
Other assets	1,059	(998)
Accounts payable and accrued expenses	675	155
Deferred revenue	(602)	(6,433)

Net cash provided by continuing operating activities	17,669	10,195
Net cash used in discontinued operating activities	—	(1,843)

Net cash provided by operating activities	17,669	8,352

Cash flows from investing activities:
Purchases of property and equipment	(7,838)	(7,711)
Acquisitions, net of cash acquired	(12,371)	—
Proceeds from the sale of auction rate securities	109,841	—
Principal payments on notes receivable	1,000	—
Proceeds from sale of assets	—	1,355
Proceeds from the sale of marketable equity securities	14	—

Net cash provided by (used in) continuing investing activities	90,646	(6,356)
Net cash provided by discontinued investing activities	—	1,739

Net cash provided by (used in) investing activities	90,646	(4,617)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,467	1,859
Restricted cash	462	2,747
Gross proceeds from line of credit	64,700	—
Gross principal payments on line of credit	(129,330)	—
Proceeds from loan payable	316	—
Principal payments on loan payable	(58)	—
Tax payment related to net share settlements of restricted stock awards	(98)	(1,064)
Payments on capital lease obligations	—	(339)

Net cash (used in) provided by financing activities	(59,541)	3,203

Change in cash and cash equivalents	48,774	6,938

Cash and cash equivalents, beginning of period	106,847	108,935

Cash and cash equivalents, end of period	$155,621	$115,873

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
3. Acquisitions and Disposals
     On September 20, 2010, the Company acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide is the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for brokers, real estate franchises, multiple listing services and real estate web sites. The total purchase price has been allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values. The $13.1 million purchase price was allocated $0.6 million to net tangible assets (which included $0.7 million of cash acquired), $5.1 million to intangible assets with estimated useful lives of five years, $0.5 million to indefinite lived trade name and trademarks, and the remaining $6.9 million was allocated to goodwill. In connection with the purchase accounting, the Company recorded a net deferred tax liability of $0.2 million associated with the indefinite lived intangible and an income tax benefit of $0.5 million (see Note 13), resulting in additional goodwill of $0.7 million being recorded. At September 30, 2010, the Company had goodwill of $7.6 million and net intangible assets of $5.5 million associated with the Threewide acquisition. The financial results of Threewide are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
     In the second quarter of 2008, the Company decided to divest its Welcome Wagon business. On June 22, 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note, which was originally due on or before October 1, 2010, was paid in full in July 2010. The outstanding principal bore an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the nine months ended September 30, 2009.
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
     Pursuant to ASC 205-20-45 “Discontinued Operations”, the Company’s Consolidated Financial Statements for all periods presented reflects the reclassification of its Welcome Wagon business as discontinued operations. Accordingly, the revenue, costs and expenses, and cash flows of this business have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and have been reported as “Income (loss) from discontinued operations,” net of applicable income taxes of zero; and as “Net cash used in discontinued operating activities.” Total revenue and income (loss) from discontinued operations are reflected below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$9,609
Total operating expenses	—	196	—	9,009
Restructuring charges	—	—	—	1,045

Loss from discontinued operations	$—	$(196)	$—	$(445)

Gain on disposition of discontinued operations	$—	$—	$—	$2,303

     In the first quarter of 2009, the Company incurred a restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and employee termination costs. There are no additional amounts to be paid as part of the restructuring charge as of September 30, 2010.
     In July 2009, the Company sold certain product lines associated with its Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.
4. Restructuring Charges
     In the third and fourth quarters of 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in this charge were lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the vacancy of a portion of the leased facility. On September 3, 2009, the Company entered into a new lease agreement for its Westlake Village facility. Under the terms of the lease, the Company was leasing only a portion of the facility but was continuing to occupy its current space in that facility until construction was completed on the new space. The Company’s obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the three and nine months ended September 30, 2009.
5. Long-term Investments
     The following table summarizes the Company’s long-term investments (in thousands):

	September 30, 2010			December 31, 2009
		Net			Net
	Adjusted	Realized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Long-term investments
Corporate auction rate securities	$—	$—	$—	$129,400	$(17,600)	$111,800

Total long-term investments	$—	$—	$—	$129,400	$(17,600)	$111,800

     The Company’s long-term investments as of December 31, 2009 consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that reset the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. As of December 31, 2009, the Company classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments would become liquid.
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
     In April 2010, the Company completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expense for the nine months ended September 30, 2010.
6. Fair Value Measurements
     Financial assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$155,621	$155,621	$—	$—	$106,847	$106,847	$—	$—
Long-term investments (2)	—	—	—	—	111,800	—	—	111,800

Total assets at fair value	$155,621	$155,621	$—	$—	$218,647	$106,847	$—	$111,800

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

(2)	Long-term investments consisted of student loan, FFELP-backed, ARS issued by student loan funding organizations. Prior to March 31, 2010, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and the Company’s expected holding period of the ARS. As discussed in Note 5, the Company completed the sale of its entire portfolio of ARS in April 2010.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Long-term
Investments
Balance at January 1, 2010	$111,800
Transfers out of Level 3	(109,841)
Total losses included in earnings	(19,559)
Total gains included in other comprehensive income	17,600
Purchases, sales, issuances and settlements, net	—

Balance at September 30, 2010	$—

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At September 30, 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.
7. Revolving Line of Credit
     The Company had a revolving line of credit with a major financial institution, providing for borrowings of up to $64.7 million. The line of credit was fully paid in April 2010 and expired in May 2010.
8. Goodwill and Intangible Assets
     Goodwill increased $7.6 million from $17.0 million as of December 31, 2009 to $24.6 million as of September 30, 2010 due to the acquisition of Threewide as described in Note 3.
     The Company has both indefinite-lived and definite-lived intangibles. Indefinite-lived intangibles consist of $2.5 million of trade names and trademarks. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, and other miscellaneous agreements. The definite-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets. Intangible assets, by category, are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$517	$2,530	$516
Content syndication agreements	3,800	21	—	—
Purchased technology	1,400	917	1,400	767
National Association of Realtors (“NAR”) operating agreement	1,578	1,315	1,578	1,202
Other	2,680	1,076	1,450	1,013

Total	$12,518	$3,846	$6,958	$3,498

     Amortization expense for intangible assets was $0.1 million and $0.3 million for each of the three and nine month periods ended September 30, 2010 and 2009, respectively.
     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2010 (remaining 3 months)	$355
2011	1,421
2012	1,346
2013	1,104
2014	1,072
9. Stock-Based Compensation and Charges
     The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly SFAS No. 123 and EITF No. 96-18).
     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. During the nine months ended September 30, 2010, the Company granted 139,098 shares of restricted stock to the non-employee members of its Board of Directors. During the nine months ended September 30, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares vested one year from the grant date. Additionally, during the nine months ended September 30, 2009, the Company granted 175,420 shares of restricted stock to all non-employee members of its Board of Directors. There were 432,105 and 453,713 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2010 and 2009, respectively. Total cost recognized was $0.1 million for the three months ended September 30, 2010 and 2009, and $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, and is included in stock-based compensation and charges.
Restricted Stock
     During the nine months ended September 30, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. During the nine months ended September 30, 2009, the CEO returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for his share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. Total cost recognized during the three months ended September 30, 2010 and 2009 was $0.1 million and $0.3 million, respectively, and $0.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively, and is included in stock-based compensation and charges.
     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two other executives newly hired by the Company, as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares vest in three annual installments over the three year period following their respective grant dates, subject to certain terms and restrictions. Total cost recognized during the three and nine months ended September 30, 2010 was $0.1 million and $0.4 million, respectively, and $0.1 million for the three and nine months ended September 30, 2009 and is included in stock-based compensation and charges. The Company made no grants of restricted stock to any of its executive officers or employees during the three and nine months ended September 30, 2010.
Performance Based Restricted Stock Units
     During the nine months ended September 30, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer as part of his employment agreement with the Company. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The performance goals were established on April 9, 2010 and the shares had an aggregate grant date fair value of $1.5 million. The implied service period is for the fiscal year ending December 31, 2011; therefore, there was no recognition of compensation expense for these units during the three and nine months ended September 30, 2010.
     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two other executives newly hired by the Company, as part of their employment agreements. These awards will be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The performance goals for fiscal year ending December 31, 2010 were established on March 29, 2010. The shares associated with the fiscal year ending December 31, 2010 had an aggregate grant date fair value of $0.3 million. Total cost recognized for these units during the three and nine months ended September 30, 2010 was $0.1 million and $0.2 million, respectively, and is included in stock-based compensation. The performance goals for fiscal year ending December 31, 2011 were established on April 9, 2010. The shares associated with the fiscal year ending December 31, 2011 had an aggregate grant date fair value of $0.3 million. The implied service period is for the fiscal year ending December 31, 2011, therefore; there was no recognition of compensation expense for these units during the three and nine months ended September 30, 2010.
     The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the nine months ended September 30, 2010.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.27%-1.70%	0.19%-2.53%	1.27%-2.43%	0.11%-2.54%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	85%	80%-85%	85%
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
     During the nine months ended September 30, 2009, the Company accelerated the vesting of previously-awarded stock options for two former executive officers and extended the time to exercise certain of these options for one of the former officers as part of their separation agreements. As a result, the Company recorded additional stock-based compensation expense of $7.2 million for the nine months ended September 30, 2009. There were no such accelerations for the three and nine months ended September 30, 2010.
     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$44	$54	$136	$137
Sales and marketing	400	472	1,240	1,349
Product and web site development	453	166	1,243	493
General and administrative	962	3,030	3,146	13,668

Total from continuing operations	1,859	3,722	5,765	15,647
Total from discontinued operations	—	1	—	64

Total stock-based compensation and charges	$1,859	$3,723	$5,765	$15,711

10. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$1,725	$753	$(17,240)	$(5,622)
Income (loss) from discontinued operations	—	(196)	—	1,858

Net income (loss)	1,725	557	(17,240)	(3,764)
Convertible preferred stock dividend and related accretion	(1,350)	(1,315)	(4,024)	(3,920)

Net income (loss) applicable to common stockholders	$375	$(758)	$(21,264)	$(7,684)

Net income (loss) applicable to common stockholders from continuing operations	$375	$(562)	$(21,264)	$(9,542)
Net income (loss) applicable to common stockholders from discontinued operations	—	(196)	—	1,858

Net income (loss) applicable to common stockholders	$375	$(758)	$(21,264)	$(7,684)

Denominator:
Basic weighted average shares outstanding	155,711	153,344	154,957	153,139
Add: dilutive effect of options and restricted stock	3,816	—	—	—

Fully diluted weighted average shares outstanding	159,527	153,344	154,957	153,139

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic income (loss) per share applicable to common stockholders:
Continuing operations	$0.00	$(0.00)	$(0.14)	$(0.06)
Discontinued operations	—	(0.00)	—	0.01

Net income (loss)	$0.00	$(0.00)	$(0.14)	$(0.05)

Diluted income (loss) per share applicable to common stockholders:
Continuing operations	$0.00	$(0.00)	$(0.14)	$(0.06)
Discontinued operations	—	(0.00)	—	0.01

Net income (loss)	$0.00	$(0.00)	$(0.14)	$(0.05)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock, stock options and warrants of 45,179,291 and 62,383,313 for the three and nine months ended September 30, 2010, respectively, and 66,094,890 and for the three and nine months ended September 30, 2009, respectively.
11. Other Comprehensive Income (Loss)
     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$1,725	$557	$(17,240)	$(3,764)
Unrealized gain (loss) on marketable securities	—	—	(3)	(3)
Reclass of unrealized loss on auction rate securities	—	—	17,600	—
Foreign currency translation	3	83	(107)	93

Other comprehensive income (loss)	$1,728	$640	$250	$(3,674)

12. Related-party Transactions
     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $0.4 million and $2.4 million in revenues for the three and nine months ended September 30, 2009, respectively. The Company did not provide product development services to the NAR during the three and nine months ended September 30, 2010. The Company also makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2009, respectively.
13. Income Taxes
     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. The Company recorded an income tax benefit of $0.4 million and $0.3 million in the three and nine months ended September 30, 2010, respectively. The Company recorded income tax expense of $0.1 million and $0.2 million in the three and nine months ended September 30, 2009, respectively. In the three and nine months ended September 30, 2010, the Company recorded an income tax benefit of $0.5 million as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of the business combination described in Note 3. This income tax benefit was partially offset by $0.1 million and $0.2 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets in the three and nine months ended September 30, 2010, respectively. In the three and nine months ended September 30, 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets.
     As of September 30, 2010, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2010 and 2009. The tax years 1993-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.
14. Settlement of Disputes and Litigation
     On November 12, 2008, Patricia Ramirez, on behalf of herself and all other similarly situated California account executives, filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary

Move Sales, Inc., asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. Subsequent to December 31, 2009, the Company and plaintiff’s attorneys agreed to a tentative settlement of all claims brought by Ramirez on behalf of herself and all others in the purported class action. The amount of the settlement was accrued as of December 31, 2009 and was recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. Such proposed settlement required final court approval. On August 24, 2010 the court entered final approval of the settlement. The settlement did not have a material effect on the Company’s results of operations or cash flows for the year ended December 31, 2009.
15. Commitments and Contingencies
     Legal Proceedings
     The Company is currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”) and below in this Note 15. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc. D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc. D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for inter partes reexamination of the Patents in Suit. On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, Smarter Agent filed its answer to such counter claims. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.
     In June 2010, BanxCorp filed a lawsuit against Move, Inc., Dow Jones & Company, Inc., The New York Times Company, CNBC Inc., Cable News Network, Inc., MSNBC Interactive News, LLD, Fox News Network, LLC, AOL Inc., and LendingTree LLC in the United States District Court for the District of New Jersey. The first amended complaint alleges antitrust violations pursuant to Section 1 of the Sherman Antitrust Act and the New Jersey Antitrust Act, including allegations the Company and other defendants formed a cartel with BankRate to gain market dominance and unfair advantage over BanxCorp and other independent competitors by, among other alleged activities, fixing prices and allocating customers and markets with other BankRate website operators. The first amended complaint seeks a declaratory judgment, injunctive relief and unspecified amount of damages, including treble damages and attorneys’ fees and legal costs. On August 3, 2010, motions to dismiss the case were filed jointly by the Company and the co-defendants. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.
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
     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September, 2008, the court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move websites infringe, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move websites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.
     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 20, 2010, the Move California Action parties filed a joint stipulation of non-infringement, and requested the District Court enter judgment of non-infringement. The District Court entered a final judgment of non-infringement on January 27, 2010.
     In July, 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (“Circuit Court”), and in October, 2010, the Company filed its opposition. The Circuit Court has not set a date for oral argument. If the Circuit Court overturns all or part of the claim construction, the judgment would be vacated and the Move California Action would be remanded to the District Court for further litigation. If the Circuit Court upholds the District Court’s claim construction, the Move California Action would be dismissed with prejudice. At this time, however, the Company is unable to express an opinion on the outcome of these cases.
     Contingencies
     From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-Q and except as set forth herein, or in our Annual Report, the Company is not a party to any other litigation or administrative proceedings that management believes would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
16. Supplemental Cash Flow Information
     During the nine month period ended September 30, 2010:
•	The Company paid $0.1 million in interest.

•	The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million.

•	The Company issued 139,098 share of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

•	The Company issued $3.1 million in additional Series B Preferred Stock as in-kind dividends.
     During the nine month period ended September 30, 2009:
•	The Company paid $1.3 million in interest.

•	The Company issued 1,800,000 shares of restricted common stock to its new Chief Executive Officer with 700,000 shares vesting immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.

•	The Company issued 60,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). Half of these shares vested on the grant date and half of the shares will vest one year from the grant date. The charge associated with these shares was $0.1 million and was recognized over the one-year vesting period.

•	The Company issued 175,420 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.4 million and is being recognized over the three-year vesting period.

•	The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division.

•	The Company issued $2.9 million in additional Series B Preferred Stock as in-kind dividends.

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
     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting an average of 10.8 million consumers to our network per month and 223 million minutes per month for the nine months ended September 30, 2010 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have significant relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).
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
Acquisitions and Dispositions
     On September 20, 2010, we acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide is the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for brokers, real estate franchises, multiple listing services and real estate web sites. The acquisition cost has been allocated to the assets acquired, including intangible assets, and liabilities assumed based on their respective fair values.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$9,609
Total operating expenses	—	196	—	9,009
Impairment of long-lived assets	—	—	—	—
Restructuring charges	—	—	—	1,045

Loss from discontinued operations	$—	$(196)	$—	$(445)

Gain on disposition of discontinued operations	$—	$—	$—	$2,303

Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2010, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Legal Contingencies
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009, and in Note 15, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.
Results of Operations
     Three Months Ended September 30, 2010 and 2009
     Revenue
     Revenue decreased $2.6 million, or 5%, to $50.3 million for the three months ended September 30, 2010, compared to $52.9 million for the three months ended September 30, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and Top Producer® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the three months ended September 30, 2010. Our Top Producer® 8i® subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was partially offset by improved revenues from the Market Snapshot® and Market BuilderTM products. We had slight declines in our REALTOR.com® products with lower Featured CommunityTM revenue directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. We also experienced declines in the Rentals showcase listings revenues. Our revenue was also impacted by a decrease of $0.4 million associated with providing product development service to the NAR in the three months ended September 30, 2009. We experienced an increase in our online display revenue due to an increased level of ad campaigns.
     Cost of Revenue
     Cost of revenue decreased $1.2 million, or 10%, to $10.8 million for the three months ended September 30, 2010,

compared to $12.0 million for the three months ended September 30, 2009. The decrease was primarily due to decreased personnel related costs of $0.6 million, lower depreciation expense of $0.2 million, and other cost decreases of $0.4 million.
     Gross margin percentage increased to 79% for the three months ended September 30, 2010, compared to 77% for the three months ended September 30, 2009 primarily due to the decreased costs described above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $0.2 million, or less than 1%, to $18.6 million for the three months ended September 30, 2010, compared to $18.8 million for the three months ended September 30, 2009. The decrease was primarily due to a decrease in online distribution costs of $0.5 million, partially offset by an increase in personnel related costs of $0.3 million.
     Product and web site development. Product and web site development expenses increased $1.2 million, or 16%, to $8.9 million for the three months ended September 30, 2010, compared to $7.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new technology platforms.
     General and administrative. General and administrative expenses decreased $5.3 million, or 33%, to $10.9 million for the three months ended September 30, 2010, compared to $16.2 million for the three months ended September 30, 2009. The decrease was primarily a result of a $2.1 million decrease in non-cash stock based compensation due to the acceleration and modification of options upon the termination of one executive officer during the three months ended September 30, 2009, a decrease in legal fees of $1.9 million and a decrease in personnel related costs, excluding non-cash stock based charges, of $1.3 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the three months ended September 30, 2010 and 2009.
     Restructuring Charges. In the third and fourth quarters of 2008, our Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, we incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in this charge were lease obligations and related charges of $3.0 million for the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility.
     During the third quarter of 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we were leasing only a portion of the facility but were continuing to occupy our current space in that facility until construction was completed on the new space. Our obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the three months ended September 30, 2009.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Cost of revenue	$44	$54
Sales and marketing	400	472
Product and web site development	453	166
General and administrative	962	3,030

Total from continuing operations	$1,859	$3,722

     Stock-based compensation and charges increased $1.9 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due the acceleration and modification of options upon the termination of one executive officer in the third quarter of 2009.
     Interest Income, Net
     Interest income, net, decreased slightly for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to the sale of higher interest earning Auction Rate Securities (“ARS”) in April 2010.

     Other Income (expense), Net
     Other expense, net for the three months ended September 30, 2010 consisted primarily of foreign exchange fluctuations. Other income, net of $1.3 million for the three months ended September 30, 2009 was generated primarily from the sale of assets.
     Income Taxes
     We recorded an income tax benefit of $0.4 million in the three months ended September 30, 2010 and income tax expense of $0.1 million in the three months ended September 30, 2009. In the three months ended September 30, 2010, we recorded an income tax benefit of $0.5 million as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. In the three months ended September 30, 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets.
Results of Operations
     Nine Months Ended September 30, 2010 and 2009
     Revenue
     Revenue decreased $13.8 million, or 8%, to $148.6 million for the nine months ended September 30, 2010, compared to $162.4 million for the nine months ended September 30, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and REALTOR.com® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the nine months ended September 30, 2010. We experienced lower Featured CommunityTM, listing enhancement and Featured HomesTM revenue on REALTOR.com directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. Our Top Producer® 8i® subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from the Market Snapshot® and Market BuilderTM products. We also experienced declines in the Rentals showcase listings revenues, and in lead generation revenues from movers on our Moving.com web site. Revenue was also impacted by a decrease of $2.4 million associated with providing product development services to the NAR in the nine months ended September 30, 2009. We experienced an increase in our online display revenue due to an increased level of ad campaigns.
     Cost of Revenue
     Cost of revenue decreased $4.7 million, or 13%, to $32.8 million for the nine months ended September 30, 2010, compared to $37.5 million for the nine months ended September 30, 2009. The decrease was primarily due to decreased costs of $1.5 million associated with development services previously provided to the NAR during the nine months ended September 30, 2009, a decrease in personnel related costs of $1.4 million, a decrease in product fulfillment costs of $1.1 million associated with our featured products, decreased depreciation expense of $0.6 million, and other cost decreases of $0.1 million.
     Gross margin percentage increased to 78% for the nine months ended September 30, 2010, compared to 77% for the nine months ended September 30, 2009 primarily due to the decreased costs described above.
     Operating Expenses
     Sales and marketing. Sales and marketing expenses decreased $5.1 million, or 8%, to $55.8 million for the nine months ended September 30, 2010, compared to $60.9 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in online distribution costs of $3.7 million, a decrease in personnel related costs of $0.9 million due to lower sales commissions, and other cost decreases of $0.5 million.
     Product and web site development. Product and web site development expenses increased $5.0 million, or 24%, to $25.5 million for the nine months ended September 30, 2010, compared to $20.5 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new technology platforms.
     General and administrative. General and administrative expenses decreased $18.8 million, or 37%, to $32.4 million for the nine months ended September 30, 2010, compared to $51.2 million for the nine months ended September 30, 2009. The decrease was primarily a result of a $10.5 million decrease in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of three executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the nine months ended September 30, 2009. Additionally, there was a $4.0 million decrease in personnel related costs, excluding non-cash stock based compensation, a $3.8 million decrease in legal fees, a $1.1 million decrease in bad debt expense and a $0.6 million decrease in facilities costs due to the new lease in Westlake Village, California. These cost decreases were partially offset by an increase in consulting costs of $1.1 million and other cost increases of $0.1 million.
     Amortization of intangible assets. Amortization of intangible assets was $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively.
     Restructuring Charges. In the third and fourth quarters of 2008, our Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, we incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008. Included in this charge were lease obligations and related charges of $3.0 million for the consolidation of our operations in Westlake Village, California and the vacancy of a portion of the leased facility.
     During the third quarter of 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we were leasing only a portion of the facility but were continuing to occupy our current space in that facility until construction was completed on the new space. Our obligations under the old lease were terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the nine months ended September 30, 2009.
     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cost of revenue	$136	$137
Sales and marketing	1,240	1,349
Product and web site development	1,243	493
General and administrative	3,146	13,668

Total from continuing operations	$5,765	$15,647

     Stock-based compensation and charges decreased $9.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to the acceleration and modification of options upon termination for three executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the nine months ended September 30, 2009.
     Interest Income, Net
     Interest income, net, remained relatively constant for the nine months ended September 30, 2010 and 2009, respectively.
     Impairment of Auction Rate Securities
     In April 2010, we completed a sale of our entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the nine months ended September 30, 2010. See further discussion under Liquidity and Capital Resources below.
     Other Income (expense), Net
     Other expense, net of $1.1 million for the nine months ended September 30, 2010, consisted primarily of the transaction fees associated with the sale of our portfolio of ARS. Other income, net of $1.8 million for the nine months ended September 30, 2009 primarily resulted from a $1.3 million gain on the sale of assets and $0.5 million in other income related to the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005.
     Income Taxes
     We recorded an income tax benefit of $0.3 million in the nine months ended September 30, 2010 and income tax expense of $0.2 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we recorded an income tax benefit of $0.5 million as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by $0.2 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. In the nine months ended September 30, 2009, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets.
     Liquidity and Capital Resources
     Net cash provided by continuing operating activities of $17.7 million for the nine months ended September 30, 2010 was attributable to the net loss of $17.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture, other non-cash items and changes in operating assets and liabilities, aggregating to $34.9 million.
     Net cash provided by continuing operating activities of $10.2 million for the nine months ended September 30, 2009 was attributable to the net loss from continuing operations of $5.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, gain on sale of assets, stock-based compensation and charges, change in market value of embedded derivative liability and other non-cash items, aggregating to $22.9 million, partially offset by changes in operating assets and liabilities of $7.1 million.
     Net cash provided by continuing investing activities of $90.6 million for the nine months ended September 30, 2010 was primarily attributable to proceeds from the sale of auction rate securities of $109.8 million and payments received on note for sale of business of $1.0 million, partially offset by acquisitions, net of cash acquired of $12.4 million and capital expenditures of $7.8 million.
     Net cash used in continuing investing activities of $6.4 million for the nine months ended September 30, 2009 was due to capital expenditures of $7.7 million, partially offset by proceeds from sales of fixed assets of $1.3 million.
     Net cash used in financing activities of $59.5 million for the nine months ended September 30, 2010 was primarily attributable to principal payments on our line of credit of $129.3 million offset by proceeds from our line of credit of $64.7 million and other miscellaneous cash used of $0.2 million. There were cash proceeds from the exercise of stock options of $4.5 million, reductions in restricted cash balances of $0.5 million and proceeds from loans payable of $0.3 million.
     Net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2009 was attributable to reductions is restricted cash of $2.7 million and proceeds from the exercise of stock options of $1.9 million, partially offset by tax withholdings related to net share settlements of restricted stock awards of $1.1 million and payments on capital lease obligations of $0.3 million.
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
     In April 2010, we completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction has been recorded as other expense for the nine months ended September 30, 2010.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently involved in certain legal proceedings, as discussed in Note 23, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”) and in Note 15, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 23 to the Consolidated Financial Statements in our Annual Report and in Note 15 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.
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

Risks Related to our Business
     NAR relationship
     We have completed our discussions and the mediation process concerning questions relating to the 1996 Operating Agreement (as referenced in our reports on Form 10-Q for, respectively, the first and second quarters of 2010, in each case at Item 1A — Risk Factors), have agreed with the NAR on an amendment to the 1996 Operating Agreement (as reported in our current report on Form 8-K filed September 16, 2010), and continue to value our relationship with and opportunities for productive dialogue with the NAR.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibits
10.73	Amendment dated September 10, 2010, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly-owned subsidiary of the National Association of REALTORS. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 16, 2010.)

10.74	Agreement and Plan of Merger entered into by Move Sales, Inc. (a wholly owned subsidiary of the Company) and MSI TC Merger Sub (a wholly owned subsidiary of Move Sales, Inc.) on September 17, 2010, with Threewide Corporation and, as the Threewide Corporation equity-holders’ representatives, both J. Rudy Henley in his capacity as manager of West Virginia Capital Management LLC and William Rice.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.
By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: November 5, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.73	Amendment dated September 10, 2010, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly-owned subsidiary of the National Association of REALTORS. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 16, 2010.)

10.74	Agreement and Plan of Merger entered into by Move Sales, Inc. (a wholly owned subsidiary of the Company) and MSI TC Merger Sub (a wholly owned subsidiary of Move Sales, Inc.) on September 17, 2010, with Threewide Corporation and, as the Threewide Corporation equity-holders’ representatives, both J. Rudy Henley in his capacity as manager of West Virginia Capital Management LLC and William Rice.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.