Form 10-K
period 2010-12-31
MOVE INC
filed 2011-02-18
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-26659
Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

910 East Hamilton Avenue	95008
Campbell, California	(Zip Code)
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
____________________

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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010*	$199,782,234
Number of shares of common stock outstanding as of February 14, 2011	158,541,181

*	Based on the closing price of the common stock of $2.05 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
     In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2010 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2010

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import constitute “ forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

OVERVIEW

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through our newly acquired ListHub business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com website was launched which leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time and provides qualified buyers with an electronic pre-qualification letter. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold the leadership position in terms of web traffic and minutes, attracting an average of 11.1 million consumers to our network per month and 224 million minutes per month in 2010 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

     Our vision is to win the hearts and minds of our consumers, customers, and business partners. Move’s mission is to connect consumers and real estate professionals to facilitate transactions. In order to do this, we need to lay a platform foundation that includes 3rd party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today, we provide the most up-to-date for sale property listings information among all content aggregators on the web, with more than 75% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we capture similar information on the approximately 100 million properties that are not for sale. We also provide information about home values, mortgage options, moving solutions and topical data as part of our blogs.

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

   PRODUCTS AND SERVICES

   REALTOR.com®

     The REALTOR.com® web site offers consumers a comprehensive suite of services, tools and content for all aspects of the residential real estate transaction. We display on REALTOR.com® listing content received from approximately 900 MLSs across the United States, resulting in a searchable database of approximately four million existing properties for sale. Over three-quarters of our listings are updated every fifteen minutes providing the most comprehensive and timely content currently available among all property listing content aggregators on the Internet. In addition, our searchable database contains approximately 100 million properties that are not for sale, recently sold, newly constructed or rental units.

     In addition to property listings and neighborhood profiles, we offer consumers information and tools designed to assist them in understanding the value of their home, preparing the home for sale, listing and advertising the home, home affordability, the offer process, applying for a loan and understanding the mortgage options available, closing the purchase and planning the move.

     REALTOR.com® is the official web site of NAR, the largest trade association in the United States that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.1 million members as of December 31, 2010. Under our agreement with NAR, we operate REALTOR.com®, and, as such, we present basic MLS property listings to consumers on the web site at no charge to real estate professionals.

     We offer the following services to enable real estate professionals to manage their online content and branding presence and better connect with home buyers and sellers:

     Showcase Listing Enhancements. When an agent or broker purchases the showcase listing product they are then able to promote their listings by adding more photos, virtual tours, video and printable brochures to the basic listing. They can also personalize the listing by adding additional features such as custom copy, text effects, their own personal branding information, links to their personal web site and more. Showcase listings are priced based on the size of a geographic market and the number of historical listing counts for the past twelve months an agent may have, and are sold on an annual subscription basis. We sell showcase listings directly to individual real estate agents as well as to real estate brokers who purchase showcase listings on behalf of their agents. Our showcase listing product represented approximately 42%, 39%, and 39% of our overall revenue from continuing operations for fiscal years 2010, 2009 and 2008, respectively;

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

  Featured AgentTM, Featured CompanyTM and Featured CommunityTM all provide the opportunity for agents or brokers to promote themselves and their services on REALTOR.com® in the form of banner advertising within a geographically targeted area;

  Featured CMATM allows agents or brokers to present consumers with information about their local market conditions and, in the process, recognize the value of contacting them for professional consultation and assistance; and

  Search Assist allows agents or brokers to present themselves as the neighborhood expert. Consumers who register on the REALTOR.com® web site will be contacted by the agent via email with updated property listings via email in the neighborhood they are searching.
     Our Featured Homes product represented approximately 9%, 9%, and 11% of our overall revenue from continuing operations for fiscal years 2010, 2009 and 2008, respectively; and

     Web sites. We offer a series of template web sites designed specifically for agents and brokers, which are sold on an annual subscription basis. Such websites can display listings for a broker’s local market using Internet Data Exchange (“IDX”) protocols and technology. We support IDX data feeds in approximately 200 markets.

   Top Producer®

     Our primary Top Producer® product, our 8i® CRM solution, is the leading customer relationship management (“CRM”) software designed specifically for real estate agents. Top Producer’s 8i® web-based application features client management, appointment and task scheduling, Internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. Top Producer products are co-branded for some of the country’s largest franchise brands, such as RE/MAX, Keller Williams, Coldwell Banker, Century 21, ERA, GMAC and Real Estate One. We believe that our ability to assist real estate professionals in managing relationships with their customers enables us to better distinguish the value of our media properties.

     The Top Producer 8i® CRM software is a software as a service model that is purchased through an initial annual subscription. Our 8i product represented approximately 11% of our overall revenue from continuing operations for each of the three fiscal years 2010, 2009 and 2008.

     We also offer Market Snapshot® and Market BuilderTM products, which allow real estate professionals to effortlessly provide real-time MLS market updates and trend analysis to their online prospects and clients. Market Snapshot® and Market BuilderTM tools are currently purchased through an annual subscription and are available on a standalone basis, or bundled with the 8i® CRM solution and other Top Producer® products.

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

   Listhub

     In the third quarter of 2010, we acquired all of the outstanding shares of Threewide Corporation (“Threewide”) and associated ListHub products. ListHub syndicates MLS listing information from the MLS or other reliable data sources and distributes that content to an array of online web sites. Through this newly acquired business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents.

BUSINESSES EXITED OR PLACED INTO JOINT VENTURE

     In the second quarter of 2009, we sold our Welcome Wagon business and in the second quarter of 2008, we sold our Homeplans business, both of which are classified as discontinued operations for all periods presented. In the third quarter of 2009, we also sold certain products previously produced through our Enterprise business. In the fourth quarter of 2009, we entered into an agreement with Builders Homesite, Inc., to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions.

COMPETITION

     We compete with a variety of national and local online companies and web sites providing real estate content that sell classified advertising opportunities to real estate professionals and sell advertising opportunities to other advertisers seeking to reach consumers interested in products and services related to the home and real estate. We also compete with web sites that attract consumers by offering rebates for home purchases or rental leases, and then charge the real estate professional who performed the transaction a referral fee for the introduction. However, these sites generally have a limited amount of real estate content and an even more limited directory of qualified REALTORS®.

     Our primary competitors for online real estate advertising dollars include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (formerly HouseValues Inc.), Primedia Inc. (operator of NewHomeGuide.com), Tree.com, Inc. (operator of LendingTree.com and RealEstate.com), Trulia, Inc., Yahoo! Real Estate and Zillow, Inc. In addition, our Move® Rentals web site faces competition from Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Our Move.com web site also faces competition from general interest consumer web sites that offer home, moving and finance content, including Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

     The barriers to entry for web-based services and businesses are low. While we believe we would have an advantage on listing content for some time over other online businesses, we may not be able to maintain that advantage, and existing or future competitors could create other products and services that could be more attractive to consumers than our products and services.

     Newspapers and home/apartment guide publications are the two primary offline competitors of our media offerings. We compete with newspapers and home/apartment guide publications for the advertising dollars spent by real estate professionals to advertise their offerings. In addition, newspapers and the publishers of home/ apartments guides, including Classified Ventures, Inc., PRIMEDIA Inc., and Network Communications, Inc., have extended their media offerings to include an Internet presence. We believe that the effectiveness of print publications continues to decline and we will continue to work to demonstrate the value of our online offerings, thereby shifting more real estate advertising dollars online.

     Our Top Producer® business faces competition from First American’s subsidiary, MarketLinx, Inc., and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, Salesforce.com and FrontRange Solution,

Inc.’s GoldMine product. Some providers of real estate web site solutions, such as ALa Mode, Inc., also offer contact management features which compete with products from Top Producer. Certain Internet media companies such as Classified Ventures, LLC (operator of HomeGain.com) and Market Leader, Inc. (formerly HouseValues Inc.) are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer.

     Our Moving.com business competes with other web sites that offer comparable products, such as 123movers. com and VanLines.com.

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

     Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. Through 2010, our systems have been able to respond to increased content and more frequent updates to the content on the sites as well as higher consumer demand. We host all of our web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See “Risk Factors — Internet Industry Risks” for a more complete description of the risks related to our computer infrastructure and technology.

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

EMPLOYEES

     As of December 31, 2010, we had 966 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

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

Item 1A. Risk Factors.

     Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below. You should consider carefully the following risk factors, which are the material risks currently known by us, and other information included or incorporated by reference in this Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

   We have had a history of net losses and could incur net losses in the future.

     Except for net income of $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993 including net losses of $15.5 million, $6.9 million, and $29.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to return to profitability.

   Competition for our services might adversely impact our business.

     Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that compete for advertising dollars. The real estate search services market, which is the primary market in which we operate, is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market. These competitors include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (formerly HouseValues Inc.), Primedia Inc. (operator of NewHomeGuide.com), Tree.com, Inc. (operator of LendingTree.com and RealEstate. com), Trulia, Inc., Yahoo! Real Estate and Zillow, Inc. In the rentals market these competitors include Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Additional competitors operate general interest consumer web sites that offer home, moving and finance content and include Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

     The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Furthermore, real estate brokers or other website operators, due to evolving policies, rules, regulatory initiatives, conventions and strategies (for example, the NAR’s policies concerning virtual office web sites (“VOWs”)), might be able to aggregate listing data for display over the Internet in ways comparable to, or more effective than, the REALTOR.com® web site. Developments such as these could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site. Also, developments in the real estate search services market might also encourage additional competitors to enter that market. Some of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

     We cannot predict how, if at all, our competitors or others might respond to our initiatives. We also cannot provide assurance that our offerings will be able to compete successfully against our competitors or new competitors that enter our markets.

We might not be able to obtain more, or more current, listings from MLSs and real estate brokers than other web site operators, and we might not be able to successfully syndicate listings content beyond our own web sites.

     We believe that part of the success of REALTOR.com® depends on displaying a larger and more current database of existing homes for sale than other web sites. We obtain these listings through agreements with MLSs and real estate brokers; these agreements normally have fixed terms, typically 12 to 36 months. At the end of the term of each agreement, the MLS or broker could choose not to renew the agreement with us. There are no assurances the MLSs and brokers will continue to renew their agreements to provide listing data to us. If they choose not to renew their relationship with us, then REALTOR.com® could become less attractive to consumers, and thus less attractive to our advertising customers. Furthermore, due to available technology and evolving policies, rules, regulatory initiatives, conventions and strategies in the real estate industry (as mentioned above), web site operators might be able to aggregate, and keep current, listing data for display over the Internet in ways comparable to, or more effective than, the REALTOR.com® web site.

     As we invest time, effort and resources toward developing syndication models for disseminating listing content beyond REALTOR.com® and our other web sites, MLSs, brokers and others could choose to withhold or withdraw listings or cooperation from those initiatives. This could cause us to fail to realize fee, advertising and other revenue from these efforts, or to sufficiently do so, could cause us to fail to realize a return, or an adequate return, on those investments and could prevent us from being able to develop and grow our syndication business.

   Poor execution could harm our business, reputation, profitability and growth.

     Although we have significant advantages that help us compete effectively, we might fail to plan, execute, integrate, manage and leverage new systems developments, new product launches, new web site features, our partnering ventures, newly-acquired businesses and assets, the building and nurturing of our brands, brand awareness and our general reputation, new resource allocations and other current and new operational initiatives in a savvy, timely, efficient and cost-effective manner. For example, we might fail to achieve effective coordination of various functions and teams within the Company so that projects and initiatives are executed effectively and timely. Failures such as these could harm our competitive position, increase our costs, cause us losses, cause us to fail to realize a return, or a sufficient return, on our investment outlays, cause operational disruptions and difficulties, damage or limit profitability and growth prospects, limit our ability to make needed investments in our business, harm our reputation, limit our ability to attract consumers and customers and limit our ability to sustain and increase revenue.

     Although the relative market position of our network of web sites is an advantage, we might be unable to interest a sufficient number of new advertisers to purchase advertising presence on our web sites, or we might fail to retain advertisers who do purchase advertising from us. These circumstances could adversely affect revenue, growth and profitability, could prevent us from effectively monetizing the advertising potential of our web sites, and could limit our ability to make additional investments in our business.

     Although our customer support function is a valuable asset to our business, we might make errors in executing, or fail to effectively manage, our customer support function. This could result in negative publicity, damage our reputation, harm customer relationships and diminish interest in, loyalty to and use of our web sites, products and services.

   Our quarterly financial results are subject to significant fluctuations.

     Our quarterly results of operations have varied in the past and might vary significantly in the future. We have made significant investments in our businesses and incurred restructuring charges as we have made adjustments to our business model. As we modify our business models, we could experience a decline in quarterly revenue. If revenue from our initiatives fall below our expectations, we might not be able to reduce our spending or change our pricing models rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

     Other factors that could affect our quarterly operating results include those described elsewhere in this Form 10-K, and include:
  the level at which real estate agents, brokers and rental owners renew the arrangements through which they obtain our services;

  a continued, or renewed, downturn in, or a slow (rather than speedy) recovery of, the residential real estate market and the consequent impact on advertising;

  the amount of advertising sold on our web sites and the timing of payments for this advertising; and

  the costs from litigation, including the cost of settlements and any damages awarded against us.

The mortgage, real estate, financial and credit markets have been in, and continue to experience, severe disruption, which have had, and are expected to continue to have, an adverse effect on our business, financial condition and results of operations.

     The continuing U.S. and global financial crises affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in credit and equity markets. This financial crisis could impact our business in a number of ways.

     In addition, changes in governmental participation in the mortgage market could impact the residential real estate industry, which could negatively impact our business.

     The U.S. residential real estate market has been in, and remains under, a significant downturn due to downward pressure on housing prices, credit constraints inhibiting home buyers, foreclosures, and an exceptionally large inventory of unsold homes. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions.

     Until market conditions improve significantly, our customers’ ability and willingness to advertise, or to continue to advertise, on our web sites could be adversely impacted.

   We are, and might continue to be, involved in litigation and other disputes.

     Our business and operations might subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 21, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements in Item 8 in this Form 10-K.

     Litigation might also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have been in the past, and are currently, involved in intellectual property-related litigation, and we might be involved in these and other disputes in the future, whether to protect our own intellectual property or as a result of our alleged infringement of the intellectual property rights of others. Lawsuits or claims such as these, including those we are currently defending, might result in significant monetary damages against us that could have an adverse effect on our results of operations and our financial position. Moreover, even those disputes that are ultimately resolved in our favor are time-consuming and expensive to resolve and they divert management’s time and attention. In addition to subjecting us to monetary damages, the threat, adjudication or settlement of any intellectual property dispute could force us to do one or more of the following:
  stop making, selling, incorporating or using goods, services or technology that are (or allegedly are) impacted by the relevant intellectual property rights threatening or asserted against us;

  pay significant sums to obtain a license to the relevant intellectual property rights; and

  redesign goods, services or technology that are (or allegedly are) impacted by the intellectual property rights threatening or asserted against us.
     If we are forced to take any of the foregoing actions, such actions could have an adverse effect on our results of operations and our financial position. Pursuant to our operating agreement with NAR or to our agreements with others, we might also be required to indemnify NAR and other third parties for costs, damages and other liabilities arising from the infringement or alleged infringement of third parties’ actual or asserted intellectual property rights, and these indemnification obligations could have an adverse effect on our results of operations and our financial position.

   We rely on intellectual property and proprietary rights.

     We regard substantial elements of our web sites and underlying technology as proprietary. Despite our precautionary measures, third parties might copy or otherwise obtain and use our proprietary information, web content or technology without authorization, or to develop similar material independently. Any legal action that we might bring or other steps we might take to protect this property could be unsuccessful, expensive and distract management from day-to-day operations.

     Other companies might own, obtain or claim trademarks that could prevent or limit or interfere with use of the brands, names or trademarks we use. The REALTOR.com® web site address and trademark and the REALTOR® trademark are important to our business and are licensed to us by NAR. If we were to lose the REALTOR.com® domain name or the use of either of these trademarks, our business would be harmed and we might need to devote substantial resources toward developing an independent brand identity.

     Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights and other proprietary rights in Internet-related businesses and related technology and assets are uncertain and evolving, and we can give no assurance regarding the future strength, weakness, viability or value of any of these rights.

   Our Series B Preferred Stock could make it more difficult for us to raise additional capital.

     In November 2005, we sold to Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) an aggregate of 100,000 shares of our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. We cannot offer any assurances that we would be able to obtain that consent. If we were unable to obtain Elevation’s consent, we might not be able to raise additional capital in the amounts needed to fund our business or on terms that are desirable. Although we entered into an agreement to redeem a portion of the Series B Preferred Stock in February 2011 (see the disclosure regarding the redemption in Note 23, “Subsequent Events” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K), Elevation still holds sufficient shares to exercise veto rights.

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

     Our operating agreement with NAR also contains a number of provisions that restrict how we operate our business. For example:
  we would need to obtain the consent of NAR if we want to acquire or develop another service that provides real estate listings on an Internet site or through other electronic means; any consent from NAR, if obtained, could be conditioned on our agreeing to conditions such as paying fees to NAR or limiting the types of content or listings on our web sites or other services or other terms and conditions;

  we are restricted in the type and subject matter of advertisements on the REALTOR.com® web site;

  NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks; and

  we must meet performance standards relating to the availability time of the REALTOR.com® web site.
     NAR also has significant influence over our corporate governance, including the right to have one representative as a member of our board of directors (out of a current total of eight) and two representatives as members of our RealSelect’s subsidiary’s board of directors (out of a current total of nine). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or board of directors, without the consent of at least one of NAR’s representatives on its board of directors.

     Although the REALTOR.com® operating agreement is a perpetual agreement, NAR might terminate it for a variety of reasons. These include:
  the acquisition of us or RealSelect by another party without NAR’s consent;

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

     Real estate agents are generally independent contractors rather than employees of brokerages. As a result, it is often necessary for us to communicate with agents on an individual basis when marketing our services to them. This results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer services to both real estate brokerages and agents, we are often required to contact brokerages and agents separately when marketing our products and services.

   Our future success depends largely on our ability to attract, retain and motivate qualified personnel.

     Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial and sales personnel, senior management and other key personnel. The loss of the services of key employees would likely have a significantly detrimental effect on our business. Several of our key senior management have employment agreements that we believe will assist in our ability to retain them. However, many other key employees do not have employment agreements. Competition for qualified personnel in our industry and geographical locations can be intense. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. We can give no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees to conduct our business in the future. The loss of services of any of our key personnel, excessive turnover of our work force, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel might have an adverse effect on our business, operating results or financial condition.

Our net operating loss carry forwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

     At December 31, 2010, we had gross net operating losses carry forwards (“NOLs”) for federal and state income tax purposes of approximately $930.9 million and $388.8 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2018. Approximately $2.6 million of the state NOLs expired in 2010 and the state NOLs will continue to expire from 2011 to 2029. Gross net operating loss carry forwards for both federal and state tax purposes might be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them.

     Approximately $150 million of the $930.9 million federal NOLs may belong to members of our group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

     Utilization of the NOLs may also be subject to an annual limitation due to ownership change limitations that might have occurred, or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future federal taxable income. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50 percentage points of its stock over a three-year period, to utilize its NOLs and certain built-in losses recognized in years after the ownership change. These rules impact any ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

     If we undergo an ownership change for purposes of Section 382 of the Code as a result of future transactions involving our common stock, including purchases or sales of stock by 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations under Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to recognize the benefit of using them. Our inability to utilize our NOLs could have a negative impact on our results of operations.

Delaware law, our certificate of incorporation and bylaws, and other agreements contain provisions that could discourage a takeover.

     Delaware law, our certificate of incorporation and bylaws, our operating agreement with NAR, other agreements with business partners, and our stockholders agreement with Elevation could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including removing any director or the entire Board of Directors without cause. Certain terms of the Series B Preferred Stock could also discourage a third party from acquiring us. Upon a change in control, we would be required to make an offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash consideration generally equal to 101% of the liquidation preference plus, under certain circumstances, 101% of a portion of the dividends which would have accrued had the Series B Preferred Stock remained outstanding. In addition, NAR could terminate the REALTOR.com® operating agreement if we are acquired and they do not consent to the acquisition.

Real Estate Industry Risks

Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal and is affected by general economic conditions.

     The real estate industry traditionally has been cyclical. Economic swings in the real estate industry might be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our products and services. In addition, reduced traffic on our web sites could cause our subscription and advertising revenue to decline, which would adversely affect our business.

     During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects often include a general decline in rents and home values (and thus sales prices), a decline in leasing activity, a decline in the level of investments in, and the value of, real estate, and an increase in defaults by tenants under their respective leases and home-owners on their respective mortgage loans. All of these adverse effects, in turn, adversely affect our customers’ revenue from rents, property management fees, brokerage commissions and other fees; and these adverse effects on our customers’ revenue can influence our customers to reduce, suspend or stop their purchases of advertising and other products and services from us.

     Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, and the overall economy, as well as regional and local economic conditions in markets where we operate, including interest rates, taxation policies, governmental programs, availability of credit, employment levels, wage and salary levels and fears of terrorist attacks or threats of war.

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

     Real estate is a heavily regulated industry in the U.S., including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, Congress and the states could enact legislation or regulatory policies in the future, which could require us to expend significant resources to comply. These laws and related regulations might limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants might advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we might need to comply with additional legal requirements and incur resulting costs, or we might be precluded from certain activities. For instance, our Move® Rentals business required us to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

   Systems failures could harm our business.

     We might sustain temporary or permanent outages of our computers or software equipment, which could have an adverse effect on our business. Although we have not experienced any catastrophic outages to date, we currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage, while adequate to replace assets and compensate for losses incurred, might not be adequate to compensate for the disruption it causes our customers and consumers, which could affect our future revenues and traffic. We also might have instances of single points of failure in our networks, processes and systems, and this could result in our sustaining outages, or outages of excessive duration, as well as other disruptions in our web sites or to our business.

     Experienced computer programmers seeking to intrude or cause harm, or hackers, might attempt to penetrate our network security from time to time. Although we have not experienced any catastrophic security breaches to date, if a hacker were to penetrate our network security, they could misappropriate proprietary information, cause interruptions in our services, dilute the value of our offerings to customers and damage customer relationships. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also might not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses or other harmful code or files could expose us to system damage, operational disruption, loss of data, litigation and other risks of loss or harm.

   We depend on continued performance of and improvements to our computer network.

     We could sustain failures of our computer systems. Such failures could cause interruption or slower response time of our web sites or services and could therefore result in a smaller number of users of our web sites or the web sites that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our web sites to consumers and our subscription products and services to real estate professionals, providers of real estate-related products and services and other Internet advertisers. Increases in the volume of our web site traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We might need to incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic. We might not be able to project accurately the rate, timing or cost of any increases in our business, or to expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

    We could face liability for information on our web sites and for products and services sold over the Internet.

     We provide third-party content on our web sites, particularly real estate listings. We could be exposed to liability with respect to this third-party content. Persons might assert, among other things, that by directly or indirectly carrying such content or providing a link to web sites operated by third parties, we should be liable for patent, copyright or trademark infringement, misappropriation, defamation, fair-housing law violations or other violations of laws, harms or wrongful actions resulting from or associated with such third-party content, links or web sites. They could also assert that such third-party content, links or websites lack needed disclosures or contain false statements, misrepresentations, errors or omissions. Consumers or others could seek damages and other recourse for losses incurred if they rely upon or are injured by such third-party content or websites, and regulators or others could seek fines and other recourse against us.

     We enter into agreements with other companies under which we share with them revenue resulting from activities such as advertising or the purchase of services through direct links to or from our web sites. These arrangements might expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to actual or potential consumers of these activities and services, even if we do not ourselves perform the activities or provide the services. We cannot offer any assurance that any indemnification or other recourse promised to us in our agreements with these parties will be available or adequate.

     Even if claims against us arising from or relating to these agreements do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance might not cover all potential claims to which we are exposed and might not be adequate to indemnify us for all costs and liability that might be imposed or incurred.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties:

     We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration
Principal executive and corporate office, product development
and marketing	Campbell, CA	29,767	2013
Sales, engineering, finance, legal and human resources	Westlake Village, CA	76,048	2016
Sales, engineering, product development and marketing	Richmond, Canada	67,229	2014
Operations and customer service center	Scottsdale, AZ	46,182	2013
Datacenter	Phoenix, AZ	8,114	2017
Sales office	Manhattan, NY	6,000	2012
Sales and engineering	Morgantown, WV	4,820	Monthly
Sales office	Alexandria, VA	2,250	2011

     We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3. Legal Proceedings.

     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows. See the disclosure regarding litigation included in Note 21, “Commitments and Contingencies — Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

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

     On April 3, 2007, in response to REAL’s attempt to certify the Company’s customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent, Equis Technology Development, LLC, and its principal, Scott Tatro (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the NAHB as individual defendants, as well as various brokers including RE/Max

International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. In September, 2008, the court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move websites infringe the REAL patents, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move websites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered a final judgment of non-infringement. REAL has appealed the court’s claim construction to the Federal Circuit Court of Appeals (“Circuit Court”) and oral argument occurred on February 8, 2011. If the Circuit Court overturns all or part of the claim construction, the judgment would be vacated and the Move California Action would be remanded to the District Court for further litigation. If the Circuit Court upholds the District Court’s claim construction, the Move California Action would be dismissed with prejudice. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office (“PTO”). On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an office action rejecting all claims in the Patents in Suit. Smarter Agent has two months to respond to the PTO office action. In January 2011, the Company and co-defendants jointly filed a motion to stay the litigation pending the outcome of the re-examination by the PTO. The court has not ruled on this motion. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

     In June 2010, BanxCorp filed a lawsuit against Move, Inc., Dow Jones & Company, Inc., The New York Times Company, CNBC Inc., Cable News Network, Inc., MSNBC Interactive News, LLD, Fox News Network, LLC, AOL Inc., (“Media Defendants”) and LendingTree LLC in the United States District Court for the District of New Jersey. The first amended complaint alleges antitrust violations pursuant to Section 1 of the Sherman Antitrust Act and the New Jersey Antitrust Act, including allegations the Company and other defendants formed a cartel with BankRate to gain market dominance and unfair advantage over BanxCorp and other independent competitors by, among other alleged activities, fixing prices and allocating customers and markets with other BankRate website operators. The first amended complaint seeks a declaratory judgment, injunctive relief and unspecified amount of damages, including treble damages and attorneys’ fees and legal costs. On August 3, 2010, motions to dismiss the case were filed jointly by the Company and the other Media Defendants. On February 7, 2011, the court granted the Media Defendants’ motion to dismiss. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock is traded on the NASDAQ Global Select Market under the symbol “MOVE.” The following table shows the high and low sale prices of the common stock as reported for the periods indicated.

	High	Low
2009
First Quarter	$1.94	$1.03
Second Quarter	2.40	1.37
Third Quarter	3.18	1.95
Fourth Quarter	2.79	1.45
2010
First Quarter	2.23	1.54
Second Quarter	2.47	1.75
Third Quarter	2.44	1.80
Fourth Quarter	2.89	2.13
2011
First Quarter (up until February 14, 2011)	2.03	2.76

     As of February 14, 2011, there were approximately 3,024 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except for an annual dividend of $0.08 to be paid on the one share of our Series A preferred stock held by NAR. Effective November 29, 2010, we are obligated to pay cash dividends on our Series B Preferred Stock of 3.5% per year, paid quarterly. For the first five years the Series B Preferred Stock was outstanding, the dividend was paid “in-kind” in shares of Series B Preferred Stock. See Note 14, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for information regarding restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

     There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2010 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
		Weighted Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance Under
	be Issued Upon Exercise	Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)
Equity compensation plans approved by
security holders	23,845 (1)	$2.69	—
Equity compensation plans not approved
by security holders	11,943	$2.60	4,690 (2)
Total	35,788	$2.66	4,690

____________________

(1)	Includes shares to be issued pursuant to the exercise or settlement of awards granted under the Move, Inc. 1999 Stock Incentive Plan.

(2)	Includes 1,566 shares available for issuance pursuant to any future grants of full-value stock awards.

   Non-Shareholder Approved Plans

     The Move, Inc. 2002 Stock Incentive Plan is a non-shareholder approved plan established in January 2002 that permits stock option grants intended to attract and retain qualified personnel. No more than 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a 10-year life.

     In July 2009, we established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 2,625,000 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with us.

     Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) is intended to attract, retain and motivate employees, (ii) is administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provides that options granted thereunder are exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. As of December 31, 2010, all of the compensation plans assumed in connection with prior acquisitions had expired with the exception of the iPlace 2000 Stock Option Plan, which will expire in August 2011. We granted 594,000 and 1,046,000 options under these plans in 2010 and 2009, respectively, but we did not grant any options under these plans in 2008. Options outstanding as of December 31, 2010 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 3,352,457 and the weighted average exercise price of those option shares was $3.58.

     For additional information regarding our equity compensation plans, see Note 13, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

   Stockholder Return Performance Graph

     The following graph compares, for the period beginning December 31, 2005 through December 31, 2010, during which our common stock has been registered under Section 12 of the Exchange Act, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the Morningstar Group Index. We are using the NASDAQ Composite Index in this Form 10-K to replace the NASDAQ Market Index (U.S.) previously used because the NASDAQ Composite Index has greater transparency to investors and is generally more accessible. We are using the Morningstar Group Index (Internet Content and Information) in this Form 10-K to replace the Hemscott Group Index (Internet Software and Services) previously used because the Hemscott Group Index is being discontinued by Morningstar as a result of its acquisition of Hemscott and is being replaced by the Morningstar Group Index. For comparative purposes, the performance graph below includes both the newly-selected indices as well as the indices used in our fiscal year 2009 Annual Report. The results reflected in the graph assume the investment of $100 on December 31, 2004 in our common stock and those indices and reinvestments of dividends by those companies that paid dividends. The information contained in this graph was prepared by Morningstar, Inc.

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

     The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$197,503	$212,009	$242,069	$248,919	$238,752
Cost of revenue(1)	43,119	48,498	46,041	42,908	41,154
Gross profit	154,384	163,511	196,028	206,011	197,598
Operating expenses:
Sales and marketing(1)	73,737	78,062	93,531	89,954	86,765
Product and web site development(1)	34,320	27,832	26,342	34,656	31,969
General and administrative(1)	42,657	64,944	77,571	72,731	70,113
Amortization of intangible assets	696	473	756	761	699
Restructuring charges	—	(1,192)	4,412	—	(278)
Impairment of long-lived assets(1)	—	—	1,670	4,824	—
Litigation settlements	—	4,863	—	3,900	—
Total operating expenses	151,410	174,982	204,282	206,826	189,268
Operating income (loss) from continuing
operations	2,974	(11,471)	(8,254)	(815)	8,330
Interest income, net	910	847	5,687	9,852	7,250
Earnings of unconsolidated joint venture	1,017	149	—	—	—
Impairment of auction rate securities	(19,559)	—	—	—	—
Other income (expense), net	(967)	1,749	1,091	1,493	17,274
Income (loss) from continuing operations before
income taxes	(15,625)	(8,726)	(1,476)	10,530	32,854
Income tax (benefit) expense	(153)	37	549	501	134
Income (loss) from continuing operations	(15,472)	(8,763)	(2,025)	10,029	32,720
Loss from discontinued operations(1)	—	(486)	(27,165)	(10,345)	(11,863)
Gain on disposition of discontinued operations	—	2,303	—	—	—
Net income (loss)	(15,472)	(6,946)	(29,190)	(316)	20,857
Convertible preferred stock dividend and related
accretion	(5,383)	(5,244)	(5,108)	(4,977)	(4,859)
Net income (loss) applicable to common
stockholders	$(20,855)	$(12,190)	$(34,298)	$(5,293)	$15,998

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Basic income (loss) per share applicable to
common stockholders
Continuing operations	$(0.13)	$(0.09)	$(0.05)	$0.03	$0.18
Discontinued operations	—	0.01	(0.18)	(0.07)	(0.08)
Basic income (loss) per share applicable to
common stockholders	$(0.13)	$(0.08)	$(0.23)	$(0.03)	$0.11
Diluted income (loss) per share applicable to
common stockholders
Continuing operations	$(0.13)	$(0.09)	$(0.05)	$0.03	$0.17
Discontinued operations	—	0.01	(0.18)	(0.07)	(0.07)
Diluted income (loss) per share applicable to
common stockholders	$(0.13)	$(0.08)	$(0.23)	$(0.03)	$0.10
Shares used in calculation of income (loss)
per share
Basic	155,520	153,369	151,952	154,524	151,170
Diluted	155,520	153,369	151,952	154,524	163,394

____________________

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Cost of revenue	$175	$181	$144	$130	$140
Sales and marketing	1,598	1,736	758	1,309	1,765
Product and web site development	1,616	687	566	1,181	1,339
General and administrative	3,901	14,998	10,857	12,380	12,510
Impairment of long-lived assets	—	—	—	570	—
Total from continuing operations	7,290	17,602	12,325	15,570	15,754
Total from discontinued operations	—	64	135	514	1,169
Total stock-based compensation and charges	$7,290	$17,666	$12,460	$16,084	$16,923

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$158,517	$106,487	$108,935	$175,613	$157,848
Total assets	239,018	291,295	292,007	282,528	285,949
Obligation under capital lease	—	—	339	2,167	4,071
Series B convertible preferred stock	116,564	111,541	106,297	101,189	96,212
Total stockholders’ equity	82,774	74,197	67,839	104,477	101,452

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

   Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through our newly acquired ListHub business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com website was launched which leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time and provides qualified buyers with an electronic pre-qualification letter. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive move-related information and tools. We hold the leadership position in terms of web traffic and minutes, attracting an average of 11.1 million consumers to our network per month and 224 million minutes per month in 2010 according to comScore Media Metrix, a substantial lead over the next leading real estate site. We also have strong relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive partnerships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

     Our vision is to win the hearts and minds of our consumers, customers, and business partners. Move’s mission is to connect consumers and real estate professionals to facilitate transactions. In order to do this, we need to lay a platform foundation that includes 3rd party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today, we provide the most up-to-date for sale property listings information among all content aggregators on the web, with more than 75% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we capture similar information on the approximately 100 million properties that are not for sale. We also provide information about home values, mortgage options, moving solutions and topical data as part of our blogs.

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

     Throughout 2008, market conditions continued to decline and in late September of 2008, the stock market declines negatively impacted the liquidity of the markets in general and contributed to the decline in consumer spending. With the exception of very few markets, new home starts came to a halt. In 2009, consumer confidence declined and while mortgage rates declined, the credit standards are perceived to be the tightest they have been in the last 15 years. In addition, there has been a substantial rise in unemployment that has also affected the ability for people to buy properties and significantly increased the number of foreclosures on the market. The combination of these factors has had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend or even to exit the market. In 2010, these conditions did not significantly change, and continued to affect home prices which declined to mid 2003 levels.

     In 2006, we saw many customers begin to shift their dollars from conventional offline channels, such as newspapers and real estate guides, to the Internet. We saw many brokers move their spending online and many home builders increased their marketing spend to move existing inventory, even as they slowed their production and our business grew as a result. However, as the market declined in 2008, the advertising spend by many of the large agents and brokers slowed and some of the medium and smaller brokers and agents reduced expenses to remain in business. This caused us to experience a decline in revenue over the past three years.

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. Entering 2011, delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within various markets. This coupled with the fact that banks continue to have significantly tighter credit standards for mortgage loans have made home purchases that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the near term.

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

     In 2006, we changed the business model for our New Homes and Rentals businesses. Prior to that time, we charged homebuilders and rental owners to list their properties on our HomeBuilder.com® and RENTNET® web sites. When we launched the Move.com web site on May 1, 2006, we replaced our new home site, HomeBuilder. com, and our apartment rental site, RENTNET, with Move.com. In conjunction with this change, we began to crawl the web to display any new home and apartment listing for no charge. We continued to obtain revenue from enhanced listings, including our Showcase Listing and Featured Listing products, as well as other forms of advertising on the sites. Featured Listings, which appear above the algorithmically-generated search results, are priced on a fixed “cost-per-click” basis. When we launched the Move.com web site, existing listing subscription customers were transitioned into our new products having comparable value for the duration of their existing subscription. While the consumer was provided with significantly more content, the number of leads to our paying customers declined.

     In today’s market, our real estate professional customers are facing a decline in their business and have to balance their marketing needs with their ability to pay. As a result, they are demanding products that perform and provide measurable results for their marketing spend. We are evaluating customer feedback and balancing that with the need for an improved consumer experience and are modifying our products and our pricing to be responsive to both. We are focused on showing our customers measurable results by connecting our traffic from our web site to the revenue we generate.

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

   Acquisitions and Dispositions

     In the third quarter of 2010, we acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide is the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed based on their respective fair values.

     In the second quarter of 2008, we decided to divest our Welcome Wagon® business. In the second quarter of 2009, we closed the sale of the business for a sales price of $2.0 million. We received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note, which was originally due on or before October 1, 2010, was paid in full in July 2010. The outstanding principal bore an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.

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

	For the Year Ended December 31,
	2010	2009	2008
Revenue	$—	$9,609	$31,452
Total operating expenses	—	(9,050)	(41,027)
Restructuring charges	—	(1,045)	(1,584)
Impairment of long-lived assets	—	—	(16,006)
Loss from discontinued operations	$—	$(486)	$(27,165)
Gain on disposition of discontinued operations	$—	$2,303	$—

     In the third quarter of 2009, we sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in our Consolidated Statements of Operations for the year ended December 31, 2009.

   Investment in Joint Ventures

      In August 2010, we entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. We recorded our initial investment in the joint venture at $0.5 million, reflecting such cash payment. The joint venture has not obtained all of its required licensing to become fully operational, but intends to do so during 2011. In the meantime, the Mortgage Match business is operated by our joint venture partner or one of its affiliates under an Interim Services Agreement, also entered into in August 2010, under which we operate the MortgageMatch. com website, perform various supporting services and receive a fixed monthly fee. In December 2010, the MortgageMatch.com website was launched. MortgageMatch.com leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time, and provides qualified buyers with an electronic pre-qualification letter. At December 31, 2010, our carrying value of the joint venture investment was equal to our proportionate share in the underlying assets of the joint venture.

      In October 2009, we entered into an agreement with Builder Homesite, Inc. (“BHI”) to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX will operate the Move.com New Homes Channel, the NewHomeSource.com web site and other websites focused on the new homes market. The BDX joint venture is located in Austin, Texas. Move made cash payments of $6.5 million, and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. We recorded our initial investment in the joint venture at $6.5 million, reflecting such cash payments and the carrying value of the business assets contributed. Our carrying value of the investment in the joint venture exceeds our proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily relates to differences in the cash payments and carrying value of the net assets contributed by us and BHI upon the formation of the joint venture and represents goodwill.

      We account for our investments in the joint ventures under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. We record our proportionate share of net income or loss one month in arrears. We recorded $1.0 million and $0.1 million in undistributed earnings which is included in earnings of unconsolidated joint venture in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. In the fourth quarter of 2010, we received a cash distribution of $1.0 million from BDX.

Critical Accounting Policies, Estimates and Assumptions

     Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangibles and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by our chief operating decision maker for making operating decisions and assessing performance. We do not provide the chief operating decision maker with disaggregated data for decision making purposes and report the company’s profitability only on a consolidated basis. Therefore, we test goodwill for impairment on a consolidated entity basis.

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

     The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We determined the estimated fair value of the consolidated entity based on the use of a combination of the income approach, based on the present value of estimated future cash flows, and the market approach, using comparable publically traded business interests. The results of our test for goodwill impairment, as of November 30, 2010, showed that the estimated fair value of the consolidated entity exceeded the carrying value by approximately $272 million, or 114%. The discount rate utilized in performing the analysis was approximately 11% while the terminal growth rate used was approximately 5%. There were no impairment charges recorded for the years ended December 31, 2010 and 2009.

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

   Segment Reporting

     Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance. Our organizational structure is aligned functionally with the management team focused and incentivized around the total company performance. We do not provide the chief operating decision maker with disaggregated data for decision making purposes and, as such, we have determined that only one segment exists.

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

Results of Operations

     We have continued to modify our business model over the past three years. In addition, we appointed a new Chief Executive Officer in January 2009. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:
  execute our business model, including changes to that model;

  respond to highly competitive developments;

  attract, retain and motivate qualified personnel;

  implement and successfully execute our marketing plans;

  continue to upgrade our technologies;

  develop new distribution channels; and

  improve our operational and financial systems.
     Our revenue has declined in the last three years. We have achieved net income in a few quarters in 2010 and 2009, but we did not achieve net income in any quarter of 2008 and we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors” of this Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Consolidated Statement of Operations Data:
Revenue	$197,503	$212,009	$242,069
Cost of revenue(1)	43,119	48,498	46,041
Gross profit	154,384	163,511	196,028
Operating expenses:
Sales and marketing(1)	73,737	78,062	93,531
Product and web site development(1)	34,320	27,832	26,342
General and administrative(1)	42,657	64,944	77,571
Amortization of intangible assets	696	473	756
Restructuring charges	—	(1,192)	4,412
Impairment of long-lived assets	—	—	1,670
Litigation settlements	—	4,863	—
Total operating expenses	151,410	174,982	204,282
Operating income (loss) from continuing operations	2,974	(11,471)	(8,254)
Interest income, net	910	847	5,687
Earnings of unconsolidated joint venture	1,017	149	—
Impairment of auction rate securities	(19,559)	—	—
Other (expense) income, net	(967)	1,749	1,091
Loss from continuing operations before income taxes	(15,625)	(8,726)	(1,476)
Income tax (benefit) expense	(153)	37	549
Loss from continuing operations	(15,472)	(8,763)	(2,025)
Loss from discontinued operations	—	(486)	(27,165)
Gain on disposition of discontinued operations	—	2,303	—
Net loss	(15,472)	(6,946)	(29,190)
Convertible preferred stock dividend and related accretion	(5,383)	(5,244)	(5,108)
Net loss applicable to common stockholders	$(20,855)	$(12,190)	$(34,298)

____________________

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of revenue	$175	$181	$144
Sales and marketing	1,598	1,736	758
Product and web site development	1,616	687	566
General and administrative	3,901	14,998	10,857
Total for continuing operations	7,290	17,602	12,325
Total for discontinued operations	—	64	135
Total stock-based compensation and charges	$7,290	$17,666	$12,460

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)
As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	22	23	19
Gross profit	78	77	81
Operating expenses:
Sales and marketing	37	37	39
Product and web site development	17	13	11
General and administrative	22	31	32
Amortization of intangible assets	—	—	—
Restructuring charges	—	(1)	2
Impairment of long-lived assets	—	—	1
Litigation settlements	—	2	—
Total operating expenses	76	83	84
Operating income (loss) from continuing operations	2	(5)	(3)
Interest income, net	—	—	2
Earnings of unconsolidated joint venture	1	—	—
Impairment of auction rate securities	(10)	—	—
Other (expense) income, net	(1)	1	—
Loss from continuing operations before income taxes	(8)	(4)	(1)
Income tax (benefit) expense	—	—	—
Loss from continuing operations	(8)	(4)	(1)
Loss from discontinued operations	—	—	(11)
Gain on disposition of discontinued operations	—	1	—
Net loss	(8)	(3)	(12)
Convertible preferred stock dividend and related accretion	(3)	(2)	(2)
Net loss applicable to common stockholders	(11)%	(6)%	(14)%

For the Years Ended December 31, 2010 and 2009

   Revenue

     Revenue decreased $14.5 million, or 7%, to $197.5 million for the year ended December 31, 2010, compared to $212.0 million for the year ended December 31, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and REALTOR.com® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the year ended December 31, 2010. We experienced lower Featured CommunityTM, listing enhancement and Featured HomesTM revenue on REALTOR.com directly related to reduced spending by our agent customers in response to the general economic conditions partially offset by increased revenues generated by our new Search Assist product which was launched in the latter part of 2009. Our Top Producer® 8i subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from the Market SnapshotTM product. We also experienced declines in the Rentals showcase listings revenues and in lead generation revenues from our Moving.com web site. Revenue was also impacted by a decrease of $2.4 million associated with providing product development services to the NAR in the year ended December 31, 2009 which did not recur in the year ended December 31, 2010.

   Cost of Revenue

     Cost of revenue decreased $5.4 million, or 11%, to $43.1 million for the year ended December 31, 2010, compared to $48.5 million for the year ended December 31, 2009. The decrease was primarily due to decreased personnel related costs of $1.6 million, a decrease of $1.5 million associated with development services provided to NAR, decreased product and fulfillment costs of $1.3 million associated with our featured products, decreased depreciation expense of $0.8 million and other cost decreases of $0.2 million.

     Gross margin percentage increased to 78% for the year ended December 31, 2010, compared to 77% for the year ended December 31, 2009. The increase is due to the decreased costs described above.

   Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased $4.4 million, or 6%, to $73.7 million for the year ended December 31, 2010, compared to $78.1 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in online distribution costs of $3.0 million, a decrease in personnel related costs of $1.1 million and other cost decreases of $0.3 million.

     Product and Web Site Development. Product and web site development expenses increased $6.5 million, or 23%, to $34.3 million for the year ended December 31, 2010, compared to $27.8 million for the year ended December 31, 2009. The increase was primarily due to an increase in consulting and personnel related costs as a result of incremental investments in our new product and technology platforms.

     General and Administrative. General and administrative expenses decreased $22.2 million, or 34%, to $42.7 million for the year ended December 31, 2010, compared to $64.9 million for the year ended December 31, 2009. The decrease was primarily due to a $11.1 million decrease in non-cash stock based compensation primarily due to the acceleration and modification of options upon the termination of three executive officers and restricted stock awards and options granted to our Chief Executive Officer that were immediately vested during the year ended December 31, 2009. Additionally, there was a $5.8 million decrease in legal fees, a $4.7 million decrease in personnel related costs, excluding non-cash stock based compensation, a $1.2 million decrease in bad debt expense, a $0.6 million decrease in facilities costs due to the new lease in Westlake Village, California and other cost decreases of $0.1 million. Theses cost decreases were partially offset by an increase in consulting costs of $1.3 million.

     Amortization of Intangible Assets. Amortization of intangible assets was approximately $0.7 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. The increase was due to the amortization of newly acquired intangible assets during the year ended December 31, 2010.

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

     During the year ended December 31, 2009, we entered into a new lease agreement for our Westlake Village facility. Under the terms of the lease, we leased only a portion of the facility but continued to occupy the current space in that facility until construction was completed on the new space. Our obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed resulting in a $1.2 million reduction to restructuring charges for the year ended December 31, 2009. There were no restructuring charges during the year ended December 31, 2010.

     Litigation Settlement. We recorded a litigation settlement charge of approximately $4.9 million for the year ended December 31, 2009. There were no litigation settlement charges for the year ended December 31, 2010.

     Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2010	2009
Cost of revenue	$175	$181
Sales and marketing	1,598	1,736
Product and web site development	1,616	687
General and administrative	3,901	14,998
Total from continuing operations	$7,290	$17,602

     Stock-based compensation and charges decreased $10.3 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the acceleration and modification of options upon termination of former executive officers and restricted stock awards and options granted to our new Chief Executive Officer that were immediately vested during the year ended December 31, 2009. As of December 31, 2010, there was $8.5 million of unrecognized compensation cost related to non-vested stock option awards granted under our plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.2 years.

   Interest Income, Net

     Interest income, net, remained relatively constant for the years ended December 31, 2010 and 2009, respectively.

   Impairment of Auction Rate Securities

     In April 2010, we completed the sale of our entire portfolio of auction rate securities (“ARS”) for $109.8 million (par value $129.4 million) to a broker in the secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the year ended December 31, 2010.

   Other (Expense) Income, Net

     Other expense, net of $1.0 million for the year ended December 31, 2010, consisted primarily of the transaction fees associated with the sale of our portfolio of ARS. Other income, net, of $1.7 million for the year ended December 31, 2009, primarily resulted from a $1.3 million gain on the sale of assets and $0.6 million in other income related to the revaluation of an embedded derivative liability resulting from the issuance of convertible preferred stock in December 2005, partially offset by other expenses of $0.2 million.

   Income Taxes

     We recorded an income tax benefit of $0.2 million for the year ended December 31, 2010 and income tax expense of less than $0.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, we recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the year ended December 31, 2009, we recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangible assets partially offset by a current tax benefit of $0.1 million for a federal alternative minimum tax refund resulting from a net operating loss carryback available under new tax laws.

For the Years Ended December 31, 2009 and 2008

   Revenue

     Revenue decreased $30.1 million, or 12%, to $212.0 million for the year ended December 31, 2009, compared to $242.1 million for the year ended December 31, 2008. The decrease in revenue was primarily due to a decrease in our REALTOR.com® and New Homes products. We experienced lower Featured HomesTM and listing enhancement revenue on REALTOR.com directly related to reduced purchasing by one large broker customer. In addition, there was reduced spending on listing enhancement and Featured Homes products by our agent customers due to general economic conditions partially offset by increased revenues generated by our improved Featured CommunityTM product. Our New Homes products experienced a significant decrease in revenue resulting from the downturn in the new construction market and the transfer of that revenue to our unconsolidated joint venture in the fourth quarter of 2009. There was a decline in our online display revenue due to reduced revenue per impression as a result of declining market demand for online advertising. Our Top Producer® 8i subscriber base and associated revenues decreased over the past year due to reduced spending by real estate professionals partially offset by improved revenues from the Market SnapshotTM and Market BuilderTM products that were introduced in the latter part of 2007. We also experienced declines in the Rentals featured listings revenues and the mover lead generation revenues from the Moving.com web site. This was partially offset by increased revenues of $1.3 million associated with providing product development services to the National Association of Realtors (“NAR”).

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

     Litigation Settlement. We recorded a litigation settlement charge of approximately $4.9 million for the year ended December 31, 2009. There were no litigation settlement charges for the year ended December 31, 2008. These settlements are discussed in Note 20, “Settlements of Disputes and Litigation” to the audited Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

   Other Income, Net

     Other income, net, increased $0.6 million to $1.7 million for the year ended December 31, 2009, compared to $1.1 million for the year ended December 31, 2008, primarily due to an increase in income from the sale of assets. We recognized a $1.3 million gain on the sale of certain product lines associated with the Enterprise business during the year ended December 31, 2009.

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

Liquidity and Capital Resources

     Net cash provided by continuing operating activities of $22.7 million for the year ended December 31, 2010 was attributable to the net loss of $15.5 million plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $36.5 million, along with changes in operating assets and liabilities of approximately $1.7 million.

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

     Net cash provided by investing activities of continuing operations of $88.2 million for the year ended December 31, 2010 was primarily attributable to proceeds from the sale of auction rate securities of $109.8 million, payments received on a note for the sale of business of $1.0 million, and distributions of earnings from an unconsolidated joint venture of $1.0 million, partially offset by acquisitions, net of cash acquired of $12.4 million, capital expenditures of $10.7 million and an investment in joint ventures of $0.5 million.

     Net cash used in investing activities of continuing operations of $14.7 million for the year ended December 31, 2009 was primarily attributable to capital expenditures of $9.6 million and investment in joint venture of $6.5 million, partially offset by proceeds from the sale of assets of $1.4 million.

     Net cash used in financing activities of $59.3 million for the year ended December 31, 2010 was primarily attributable to principal payments on our line of credit of $129.3 million and other cash uses of $0.2 million offset by proceeds from our line of credit of $64.7 million. There were cash proceeds from the exercise of stock options of $4.7 million, reductions in restricted cash balances of $0.5 million and proceeds from loans payable of $0.3 million.

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

     We have generated positive operating cash flows in each of the last three years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with NAR and various web services and content agreements. Originally, under our Series B Preferred Stock Agreement, beginning in

November 2010, we were obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share of approximately $4.1 million per annum. However, in February 2011, we entered into an agreement to redeem 70,000 shares of the Series B Preferred Stock at a total redemption price of $70.4 million, which includes approximately $0.4 million in associated cash dividends (see the disclosure regarding the redemption in Note 23, “Subsequent Events” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K). Subsequent to such redemption, we will be obligated to pay cash dividends of approximately $1.7 million per annum.

     Additionally, in February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we can purchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock.

     We believe that, even after the subsequent events discussed above, our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

     Our contractual obligations as of December 31, 2010 are as follows (in thousands):

	Payments Due by Period
		Due in	Due in	Due in
	Total	One Year	One to	Three to	Over
	Payments Due	or Less	Three Years	Five Years	Five Years
Operating lease obligations	$20,730	$4,857	$8,960	$5,164	$1,749
Other purchase obligations	11,904	3,513	4,273	4,118	—
Total	$32,634	$8,370	$13,233	$9,282	$1,749

     Other purchase obligations represent payments required under our operating agreement with NAR and agreements with various other web service and content providers. Obligations for the years ending 2011 and beyond under the NAR operating agreement are calculated based on amounts paid in prior years adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year. Obligations disclosed above for the NAR operating agreement and one of the content agreements only include estimated payments over the next five years as these agreements have an indefinite term.

     In addition, we have commitments of approximately $0.8 million to purchase property, plant and equipment and software licenses as of December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing our cash only in government treasury bills.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

     We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 18, 2011

MOVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$158,517	$106,847
Accounts receivable, net of allowance for doubtful accounts of $700 and
$1,355 at December 31, 2010 and 2009, respectively	9,680	10,782
Other current assets	7,621	12,101
Total current assets	175,818	129,730
Property and equipment, net	21,934	21,139
Long-term investments	—	111,800
Investment in unconsolidated joint venture	7,165	6,649
Goodwill, net	24,450	16,969
Intangible assets, net	8,324	3,460
Other assets	1,327	1,548
Total assets	$239,018	$291,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,403	$5,545
Accrued expenses	16,281	18,335
Deferred revenue	13,696	15,951
Line of credit	—	64,630
Total current liabilities	36,380	104,461
Other non-current liabilities	3,300	1,096
Total liabilities	39,680	105,557
Commitments and contingencies (Note 21)
Series B convertible preferred stock, 119,044 and 115,315 shares issued and
outstanding at December 31, 2010 and December 31, 2009, respectively	116,564	111,541
Stockholders’ Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 500,000 shares authorized, 158,505 and
155,722 shares issued and outstanding at December 31, 2010 and
December 31, 2009, respectively	159	156
Additional paid-in capital	2,124,554	2,112,613
Accumulated other comprehensive income	372	(17,116)
Accumulated deficit	(2,042,311)	(2,021,456)
Total stockholders’ equity	82,774	74,197
Total liabilities and stockholders’ equity	$239,018	$291,295

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue	$197,503	$212,009	$242,069
Cost of revenue	43,119	48,498	46,041
Gross profit	154,384	163,511	196,028
Operating expenses:
Sales and marketing	73,737	78,062	93,531
Product and web site development	34,320	27,832	26,342
General and administrative	42,657	64,944	77,571
Amortization of intangible assets	696	473	756
Restructuring charges	—	(1,192)	4,412
Impairment of long-lived assets	—	—	1,670
Litigation settlements	—	4,863	—
Total operating expenses	151,410	174,982	204,282
Operating income (loss) from continuing operations	2,974	(11,471)	(8,254)
Interest income, net	910	847	5,687
Earnings of unconsolidated joint venture	1,017	149	—
Impairment of auction rate securities	(19,559)	—	—
Other (expense) income, net	(967)	1,749	1,091
Loss from continuing operations before income taxes	(15,625)	(8,726)	(1,476)
Income tax (benefit) expense	(153)	37	549
Loss from continuing operations	(15,472)	(8,763)	(2,025)
Loss from discontinued operations	—	(486)	(27,165)
Gain on disposition of discontinued operations	—	2,303	—
Net loss	(15,472)	(6,946)	(29,190)
Convertible preferred stock dividend and related accretion	(5,383)	(5,244)	(5,108)
Net loss applicable to common stockholders	$(20,855)	$(12,190)	$(34,298)
Basic income (loss) per share applicable to common stockholders
Continuing operations	$(0.13)	$(0.09)	$(0.05)
Discontinued operations	—	0.01	(0.18)
Basic loss per share applicable to common stockholders	$(0.13)	$(0.08)	$(0.23)
Diluted income (loss) per share applicable to common stockholders
Continuing operations	$(0.13)	$(0.09)	$(0.05)
Discontinued operations	—	0.01	(0.18)
Diluted loss per share applicable to common stockholders	$(0.13)	$(0.08)	$(0.23)
Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	155,520	153,369	151,952
Diluted	155,520	153,369	151,952

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
	(In thousands)
Balance at January 1, 2008	—	$—	151,355	$151	$2,078,619	$675	$(1,974,968)	$104,477
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(29,190)	(29,190)
Unrealized loss on auction rate
securities	—	—	—	—	—	(17,600)	—	(17,600)
Unrealized loss on marketable
securities	—	—	—	—	—	(18)	—	(18)
Realized gain on marketable securities	—	—	—	—	—	15	—	15
Foreign currency translation	—	—	—	—	—	(255)	—	(255)
Comprehensive loss	—	—	—	—	—	(17,858)	(29,190)	(47,048)
Issuance of common stock under exercise
of stock options	—	—	1,576	2	3,056	—	—	3,058
Issuance of restricted stock	—	—	291	—	—	—	—	—
Forfeitures of restricted stock	—	—	(140)	—	—	—	—	—
Stock-based compensation and charges	—	—	—	—	12,460	—	—	12,460
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(5,108)	(5,108)
Balance at December 31, 2008	—	$—	153,082	$153	$2,094,135	$(17,183)	$(2,009,266)	$67,839
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,946)	(6,946)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	(4)
Foreign currency translation	—	—	—	—	—	71	—	71
Comprehensive loss	—	—	—	—	—	67	(6,946)	(6,879)
Issuance of common stock under exercise
of stock options	—	—	1,065	1	1,878	—	—	1,879
Issuance of restricted stock	—	—	2,385	2	(2)	—	—	—
Forfeitures of restricted stock	—	—	(110)	—	—	—	—	—
Restricted stock surrendered for employee
tax liability	—	—	(700)	—	(1,064)	—	—	(1,064)
Stock-based compensation and charges	—	—	—	—	17,666	—	—	17,666
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(5,244)	(5,244)
Balance at December 31, 2009	—	$—	155,722	$156	$2,112,613	$(17,116)	$(2,021,456)	$74,197
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(15,472)	(15,472)
Reclassification of unrealized loss on
auction rate securities	—	—	—	—	—	17,600	—	17,600
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	(3)
Foreign currency translation	—	—	—	—	—	(109)	—	(109)
Comprehensive income (loss)	—	—	—	—	—	17,488	(15,472)	2,016
Issuance of common stock under exercise
of stock options	—	—	2,732	3	4,749	—	—	4,752
Issuance of restricted stock	—	—	162	—	—	—	—	—
Forfeitures of restricted stock	—	—	(66)	—	—	—	—	—
Restricted stock surrendered for employee
tax liability	—	—	(45)	—	(98)	—	—	(98)
Stock-based compensation and charges	—	—	—	—	7,290	—	—	7,290
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(5,383)	(5,383)
Balance at December 31, 2010	—	$—	158,505	$159	$2,124,554	$372	$(2,042,311)	$82,774

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from continuing operating activities:
Net loss	$(15,472)	$(6,946)	$(29,190)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Loss from discontinued operations	—	486	27,165
Gain on disposition of discontinued operations	—	(2,303)	—
Depreciation	10,077	10,494	11,246
Amortization of intangible assets	696	473	756
Provision for doubtful accounts	80	1,298	823
Stock-based compensation and charges	7,290	17,602	12,325
Impairment of auction rate securities	19,559	—	—
Impairment of long-lived assets	—	—	1,670
Gain on sales and disposals of assets	—	(1,185)	(687)
Earnings of unconsolidated joint venture	(1,017)	(149)	—
Change in market value of embedded derivative liability	—	(600)	(411)
Other non-cash items	(210)	(171)	651
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	1,316	702	1,965
Other assets	3,254	26	(557)
Accounts payable and accrued expenses	(386)	(2,016)	(6,067)
Deferred revenue	(2,490)	(8,059)	(10,834)
Net cash provided by continuing operating activities	22,697	9,652	8,855
Net cash used in discontinued operations	—	(1,894)	(7,334)
Net cash provided by operating activities	22,697	7,758	1,521
Cash flows from investing activities:
Purchases of property and equipment	(10,732)	(9,608)	(5,935)
Acquisitions, net of cash acquired	(12,371)	—	—
Investment in joint venture	(499)	(6,500)	—
Purchases of short-term investments	—	—	(96,418)
Maturities of short-term investments	—	—	96,918
Proceeds from the sale of auction rate securities	109,841	—	—
Principal payments on notes receivable	1,000	—	—
Distributions of earnings from unconsolidated joint venture	1,000	—	—
Proceeds from the sale of marketable equity securities	14	—	27
Proceeds from sale of assets	—	1,370	206
Net cash provided by (used in) investing activities of continuing operations	88,253	(14,738)	(5,202)
Net cash provided by investing activities of discontinued operations	—	1,739	813
Net cash provided by (used in) investing activities	88,253	(12,999)	(4,389)
Cash flows from financing activities:
Proceeds from exercise of stock options and share issuances under employee stock
purchase plans	4,752	1,879	3,058
Proceeds from line of credit	64,700	—	64,700
Restricted cash	462	2,747	160
Proceeds from loan payable	316	—	—
Gross principal payments on line of credit	(129,330)	(70)	—
Payments on capital lease obligations	—	(339)	(1,828)
Tax payment related to net share settlements of restricted stock awards	(98)	(1,064)	—
Principal payments on loan payable	(82)	—	—
Net cash (used in) provided by financing activities	(59,280)	3,153	66,090
Change in cash and cash equivalents	51,670	(2,088)	63,222
Cash and cash equivalents, beginning of period	106,847	108,935	45,713
Cash and cash equivalents, end of period	$158,517	$106,847	$108,935

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through its newly acquired ListHub business, the Company is an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com website was launched which leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time and provides qualified buyers with an electronic pre-qualification letter. The Company also provides lead management software for real estate agents and brokers through our Top Producer® business.

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

     Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting. The investment balance is included in investment in unconsolidated joint venture and the Company’s share of the investees’ results of operations is included in earnings of unconsolidated joint venture.

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

     Cash and Cash Equivalents, Short-Term and Long-Term Investments — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company invests its excess cash in liquid money market and treasury bill investments. The Company also had investments in certain auction rate securities. In February 2008, auctions for the investments in these securities failed to settle on their respective settlement dates. As a result, these affected securities were not currently liquid and were classified as Long-term Investments as of December 31, 2009. See Note 6 for further discussion.

     The Company’s short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in the comprehensive income (loss) component of stockholders’ equity. Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income, net as incurred. For the year ended December 31, 2010, the Company realized an other-than-temporary loss of $19.6 million as a result of the decision to sell its entire portfolio of Auction Rate Securities (“ARS”). See Note 6 for further discussion. For the years ended December 31, 2009 and 2008, realized gains and losses were immaterial.

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

     Fair Value — The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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

     The Company’s long-term investments, auction rate securities, were not currently trading and therefore did not have a readily determinable market value as of December 31, 2009. The Company used a discounted cash flow model to determine the estimated fair value of those instruments as of December 31, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding period of the investments (see Note 7). As of December 31, 2010, the Company no longer holds long-term investments.

     Prepaid Commissions — The Company prepays commissions to certain of its salespersons on the contract sale date and expenses the commission consistent with the revenue recognition term.

     Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment and three to five years for furniture, fixtures and office equipment. Amortization of assets recorded under capital leases is included in depreciation expense and amortized over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress is primarily related to software licenses and capitalized costs and leasehold improvements not yet deployed. Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

     Product and Web Site Development Costs — The Company capitalizes direct costs incurred in the development phase of software developed for internal use, website development costs, and costs to develop its monthly subscription software products (“capitalized software costs”). Costs related to design or maintenance is expensed as incurred. The Company had $14.7 million and $12.5 million of capitalized software costs and $10.6 million and $8.5 million of accumulated amortization included in computer software and equipment and construction in progress which is included in Property and Equipment, net, at December 31, 2010 and 2009, respectively.

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

     Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by the Company’s chief operating decision maker for making operating decisions and assessing performance. The Company is aligned functionally with the management team focused and incentivized around the total company performance. The chief operating decision maker is provided with reports that show the company’s results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further reporting unit level. Therefore the Company tests goodwill for impairment on a consolidated entity basis.

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

     During the year ended December 31, 2008, the Company recorded impairment charges of $1.7 million from continuing operations and $16.0 million from discontinued operations (see Note 8). There were no impairment charges during the years ended December 31, 2010 and 2009.

     The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)
Purchased technology	7.0
Content syndication agreements	5.0
Other	8.7

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Advertising Expense — Advertising costs from continuing operations, which consist primarily of online advertising, portal fees, keyword buys, e-mail campaigns, and other trade advertising, are expensed as incurred and totaled $13.7 million, $16.5 million, and $30.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

     Stock-Based Compensation — The Company typically issues two types of stock-based awards to employees: restricted stock and stock options. Compensation expense associated with restricted stock is based on the fair value of the common stock on the date of grant. Compensation expense associated with stock options granted to employees is based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimate expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For stock options granted to non-employees, compensation expense is generally recognized over the vesting period of the award. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Sholes valuation model) is re-measured using the then-current fair value of the Company’s common stock. Stock options granted by the Company to non-employees vest over a four-year service period. The Company accounts for non-employee grants as an expense over the vesting period of the underlying options.

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

     Segments — Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance. The Company is aligned functionally with the management team focused and incentivized around the total company performance. The chief operating decision maker is provided with reports that show the company’s results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further segment level. Based on this, the Company has determined that only one segment exists.

     Recent Accounting Developments — On January 1, 2010 the Company adopted new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In February 2010, the FASB issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In March 2010, the FASB issued an accounting standard update that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for exemption. This guidance was effective for interim and annual reporting periods beginning after February 2, 2010. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisitions and Disposals

     In the third quarter of 2010, the Company acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide is the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values. The $13.1 million purchase price was allocated $0.5 million to net tangible assets (which included $0.7 million of cash acquired), $5.1 million to intangible assets with estimated useful lives of five years, $0.5 million to indefinite lived trade name and trademarks, and the remaining $7.0 million was allocated to goodwill. In connection with the purchase accounting, the Company recorded a net deferred tax liability of $0.2 million associated with the indefinite lived intangible and an income tax benefit of $0.3 million (see Note 19), resulting in additional goodwill of $0.5 million being recorded. As of December 31, 2010, the Company had goodwill of $7.5 million and net intangible assets of $5.3 million associated with the Threewide acquisition. The financial results of Threewide are included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

     In the second quarter of 2008, the Company decided to divest its Welcome Wagon® business. In the second quarter of 2009, the Company closed the sale of the business for a sales price of $2.0 million. The Company received $1.0 million in cash and a $1.0 million promissory note. The principal balance of the note, which was originally due on or before October 1, 2010, was paid in full in July 2010. The outstanding principal bore an interest rate of 7% per annum, with quarterly interest payments due commencing on October 1, 2009. The transaction resulted in a gain on disposition of discontinued operations of $1.2 million for the year ended December 31, 2009.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     In the fourth quarter of 2007, the Company decided to divest its Homeplans business. In the second quarter of 2008, the Company closed the sale of the business for a sales price of $1.0 million in cash which is included in net cash provided by discontinued investing activities in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2008. The transaction did not result in any significant gain or loss on disposition.

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

	For the Year Ended December 31,
	2010	2009	2008
Revenue	$—	$9,609	$31,452
Total operating expenses	—	(9,050)	(41,027)
Restructuring charges	—	(1,045)	(1,584)
Impairment of long-lived assets	—	—	(16,006)
Loss from discontinued operations	$—	$(486)	$(27,165)
Gain on disposition of discontinued operations	$—	$2,303	$—

     In the third quarter of 2009, the Company sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in product and web site development and 11 employees in general and administrative positions. The Company incurred a restructuring charge from discontinued operations of $1.6 million associated with severance and other payroll-related expenses for 199 employees who were terminated.

     During the year ended December 31, 2009, the Company entered into a new lease agreement for its Westlake Village facility. Under the terms of the lease, the Company leased only a portion of the facility but continued to occupy its current space in that facility until construction was completed on the new space. The Company’s obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the year ended December 31, 2009.

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

5. Investments in Joint Ventures

     In August 2010, the Company entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $0.5 million, reflecting such cash payment. The joint venture has not obtained all of its required licensing to become fully operational, but intends to do so during 2011. In the meantime, the Mortgage Match business is operated by the Company’s joint venture partner or one of its affiliates under an Interim Services Agreement, also entered into in August 2010, under which the Company operates the MortgageMatch.com website, performs various supporting services and receives a fixed monthly fee. In December 2010, the MortgageMatch.com website was launched. MortgageMatch.com leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time and provides qualified buyers with an electronic pre-qualification letter. At December 31, 2010, the carrying value of the joint venture investment was equal to the Company’s proportionate share in the underlying assets of the joint venture.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In October 2009, along with Builder Homesite, Inc. (“BHI”) the Company entered into an agreement to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX will operate the Move.com New Homes Channel, the NewHomeSource. com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. The Company made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $6.5 million.

     The carrying value of the investment in the joint venture exceeds the Company’s proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily relates to differences in the cash payments and carrying value of the net assets contributed by the Company and BHI upon the formation of the joint venture and represents goodwill.

     The Company accounts for its investments in the joint ventures under the equity method of accounting. Under this method, the Company will record its proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. The Company will record its proportionate share of net income or loss one month in arrears. The Company recorded $1.0 million and $0.1 million in undistributed earnings which is included in earnings of unconsolidated joint venture in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. In the fourth quarter of 2010, the Company received a cash distribution of $1.0 million from BDX.

6. Long-term Investments

     The following table summarizes the Company’s long-term investments as of December 31, 2009 (in thousands):

		Net
	Adjusted	Unrealized	Carrying
	Cost	Gain/(Loss)	Value
Long-term investments:
Corporate auction rate securities	$129,400	$(17,600)	$111,800
Total long-term investments	$129,400	$(17,600)	$111,800

     The Company’s long-term investments as of December 31 2009 consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans are 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that reset the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity. As of December 31, 2009, the Company classified $111.8 million of the ARS investment balance as Long-term Investments because of the Company’s inability to determine when these investments in ARS would become liquid.

     As of December 31, 2009, the Company had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, created additional uncertainty in

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, the Company began to actively market the sale to third parties. The Company reviews its potential investment impairments in accordance with ASC 320 “Investment – Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholder’s equity. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Operations and reduces net income or increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or it value recovers. Prior to March 24, 2010, the Company had not intended to sell, nor was it not more likely than not that the Company would be required to sell before the recovery of its amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, the Company changed its intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.

     In April 2010, the Company completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expenses for the year ended December 31, 2010.

7. Fair Value Measurements

     Financial assets and liabilities included in the Company’s financial statements and measured at fair value are classified based on the fair value hierarchy in the table below:

	Fair Value Measurement
	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash
equivalents(1)	$158,517	$158,517	$—	$—	$106,847	$106,847	$—	$—
Long-term investments(2)	—	—	—	—	111,800	—	—	111,800
Total assets at fair value	$158,517	$158,517	$—	$—	$218,647	$106,847	$—	$111,800
____________________

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

(2)	Long-term investments consisted of student loan, FFELP-backed, ARS issued by student loan funding organizations. Prior to March 31, 2010, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS. As discussed in Note 6, the Company completed the sale of its entire portfolio of ARS in April 2010.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table provides a reconciliation of the beginning and ending balances for the major class of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Embedded
	Long-term	Derivative
	Investments	Liability
Balance at January 1, 2009	$111,800	$600
Transfers in and /or out of Level 3	—	—
Total gains/losses realized/unrealized included in earnings	—	(600)
Total losses included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—
Balance at December 31, 2009	$111,800	$—
Purchases, sales, issuances and settlements, net	(111,800)	—
Balance at December 31, 2010	$—	$—

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At December 31, 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8. Impairment of Long-Lived Assets and Contract Termination Costs

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

     During the year ended December 31, 2008, the Company decided to divest its Welcome Wagon® business and began to actively market the business for sale. Pursuant to ASC 360-10-35 “Property Plant and Equipment — Subsequent Measurement” (“ASC 360-10-35”) (formerly SFAS No. 144), the Company performed an impairment analysis and fair value was determined to be $0 based on third party proposals received for the business. As a result, the Company recorded an impairment charge of $16.0 million associated with long-lived assets. This impairment charge is reflected in loss from discontinued operations for the year ended December 31, 2008.

9. Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Computer software and equipment	$58,969	$54,348
Furniture, fixtures and office equipment	3,247	3,207
Leasehold improvements	9,949	11,172
Construction in progress	1,368	1,748
Total	73,533	70,475
Less: accumulated depreciation and amortization	(51,599)	(49,336)
Property and equipment, net	$21,934	$21,139

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Depreciation expense, excluding discontinued operations, was $10.1 million, $10.5 million and $11.2 million, which includes amortization of fixed assets acquired under capital lease obligations of $0.3 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively, and amortization of capitalized software costs of $2.3 million, $2.4 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were no assets purchased under capital leases.

10. Goodwill and Other Intangible Assets

     Goodwill increased $7.5 million from $17.0 million as of December 31, 2009 to $24.5 million as of December 31, 2010 due to the acquisition of Threewide as described in Note 3.

     The Company has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.5 million of trade name and trademarks. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, and other miscellaneous agreements. The definitive-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	December 31,
	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names,
and domain names	$3,060	$518	$2,530	$516
Content syndication agreements	3,800	211	—	—
Purchased technology	1,400	967	1,400	767
NAR operating agreement	1,578	1,352	1,578	1,202
Other	2,680	1,146	1,450	1,013
Total	$12,518	$4,194	$6,958	$3,498

     Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.5 million and $0.8 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount
2011	$1,422
2012	1,347
2013	1,105
2014	1,072
2015	780

     At December 31, 2010, there are no accumulated impairment losses related to goodwill.

11. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll and related benefits	$9,930	$8,923
Other	6,351	9,412
Total	$16,281	$18,335

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Related-party Transactions

     The Company provided product development services to NAR and recognized $2.4 million and $1.1 million in revenues for the years ended December 31, 2009 and 2008, respectively. The Company also makes payments to NAR through its operating agreement and other advertising agreements. Total amounts paid under these agreements were $1.9 million for each of the three years ended December 31, 2010, 2009, and 2008. Additionally, future commitments to NAR are included within the commitment schedule in Note 21.

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

     In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”) which was combined with the previous 1999 Plan. The SIP reserved 4,900,000 shares of common stock for future grants. The SIP contained a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 6,888,682 and 6,813,010 shares in January 2009 and 2008, respectively. Pursuant to the terms of the plan, no person was eligible to receive more than 2 million shares in any calendar year under the plan. This plan expired on July 6, 2009.

     In connection with acquisitions prior to 2002, the Company assumed plans with authorized options of 8,013,141. Options outstanding pursuant to these plans were 3,352,457 and 2,816,996 as of December 31, 2010 and 2009, respectively, and the weighted average exercise price of those option shares was $3.58 and $4.08, respectively.

     On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserved 15,000,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Management Development and Compensation Committee of the Board of Directors. Pursuant to the terms of the plan, options granted to insiders (officers or directors of the Company who are subject to Section 16 of the Securities Exchange Act of 1934) may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the plan. This plan will expire in January 2012.

     On July 20, 2009, the Company established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 2,625,000 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with the Company.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the activities under the option plans for the three years ended December 31, 2010 (shares in thousands):

			Weighted
	Number		Average
	of Shares	Price per Share	Exercise Price
Outstanding at December 31, 2007	37,571	$0.30 to 89.25	$3.43
Granted	5,459	1.01 to 5.43	2.06
Exercised	(1,576)	0.30 to 3.00	1.94
Forfeited	(6,157)	0.30 to 54.00	4.05
Outstanding at December 31, 2008	35,297	0.30 to 89.25	3.17
Granted	7,163	1.40 to 3.03	1.92
Exercised	(1,065)	0.30 to 2.54	1.77
Forfeited	(3,093)	0.30 to 89.25	4.48
Outstanding at December 31, 2009	38,302	0.30 to 89.25	2.87
Granted	2,025	1.57 to 2.57	1.78
Exercised	(2,732)	0.30 to 2.45	1.74
Forfeited	(3,632)	0.56 to 89.25	5.10
Outstanding at December 31, 2010	33,963	$0.30 to 31.95	$2.66

     Common stock available for issuance upon the exercise of options as of December 31, 2010 was 4.7 million shares. Shares issued to non-employees reflected in the table above include 193,500 shares granted and outstanding as of December 31, 2010.

     The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.27, $1.37 and $0.91, respectively. The total number of shares exercisable was 26.5 million, 28.9 million and 26.0 million at December 31, 2010, 2009 and 2008, respectively. The weighted average exercise price at those dates was $2.89, $3.14 and $3.23, respectively. The weighted average remaining contractual life of outstanding options as of December 31, 2010 was 4.37 years and exercisable options as of December 31, 2010 was 3.24 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2010 was $18.6 million.

   Stock-Based Compensation and Charges

   Restricted Stock

     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat of the Board of Directors on a contractual basis). During the year ended December 31, 2009, the Company granted 60,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares vested one year from the grant date. Additionally, during the years ended December 31, 2010, 2009 and 2008, the Company issued 139,098, 175,420, and 160,793 shares of restricted stock, respectively, to all non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was approximately $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is being recognized over their respective vesting period. During each of the years ended December 31, 2010, 2009 and 2008, a member of the Board of Directors resigned and forfeited 66,389, 55,706 and 40,000 shares, respectively, of unvested restricted stock. Total cost recognized was approximately $0.4 million, $0.4 million, and

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in stock-based compensation and charges. There were 365,716, 368,007, and 345,293 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of December 31, 2010, 2009 and 2008, respectively.

     During the year ended December 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer as part of his employment agreement with the Company. These shares had a fair value of $2.7 million, with 700,000 shares vested immediately, and, subject to certain terms and restrictions, 500,000 shares vesting one year from the grant date and 600,000 shares vesting two years from the grant date. The fair value of the first 700,000 shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over the respective vesting period. The officer returned 700,000 shares of common stock, with a fair value of $1.1 million, to reimburse the Company for the officer’s share of income tax withholdings due as a result of this transaction. The $1.1 million payment to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows. Total cost recognized during the year ended December 31, 2010 and 2009 was $0.5 million and $2.2 million, respectively and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two new executive officers as part of their employment agreements with the Company. These shares had an aggregate fair value of $0.9 million. These shares vest annually over three years from their grant dates. Total costs recognized during the year ended December 31, 2010 and 2009 was $0.5 million and $0.2 million, respectively.

     During the year ended December 31, 2007, the Company issued 232,018 shares of restricted stock to one of its officers as a “sign-on” bonus. These shares had a fair value of $1.0 million and vested fifty percent immediately with the balance vesting one year from the grant date subject to continued employment with the Company. The fair value of the first fifty percent vesting was recognized as stock based compensation immediately with the remaining fifty percent being amortized over one year. The total costs recognized during the year ended December 31, 2008 related to this award was approximately $0.2 million and is included in stock-based compensation and charges.

   Performance Based Restricted Stock Units

     During the year ended December 31, 2010, the Board of Directors awarded 750,000 shares of performance-based restricted stock units to members of the management team. These awards will be earned based on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) relating to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal year ending December 31, 2011. These shares had an aggregate grant date fair value of $1.7 million. The implied service period is for the fiscal year ending December 31, 2011; therefore, there was no recognition of compensation expense for these units during the year ended December 31, 2010.

     During the year ended December 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer. These awards will be earned based on the attainment of certain performance goals relating to the Company’s EBITDA for the fiscal year ending December 31, 2011. The performance goals were established on April 9, 2010, however on November 23, 2010, the Company’s Board of Directors modified the performance goals establishing a new measurement date. On that date, the shares had an aggregate grant date fair value of $1.6 million. The implied service period is for the fiscal year ending December 31, 2011; therefore, there was no recognition of compensation expense for these units during the year ended December 31, 2010.

     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two other executives newly hired by the Company, as part of their employment agreements. These awards will be earned based on the attainment of certain performance goals relating to the

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The performance goals for fiscal year ending December 31, 2010 were established on March 29, 2010. The shares associated with the fiscal year ending December 31, 2010 had an aggregate grant date fair value of $0.3 million. Total costs recognized for these units during the year ended December 31, 2010 was $0.2 million, and is included in stock-based compensation. The performance goals for fiscal year ending December 31, 2011 were established on April 9, 2010, however, on November 23, 2010, the Company’s Board of Directors modified the performance goals establishing a new measurement date. The shares associated with the fiscal year ending December 31, 2011 had an aggregate grant date fair value of $0.3 million. The implied service period is for the fiscal year ending December 31, 2011; therefore, there was no recognition of compensation expense for these units during the year ended December 31, 2010. The performance goals relating to the fiscal year ending December 31, 2012 have not yet been established.

     The total fair value of stock awards vested during the years ended December 31, 2010, 2009 and 2008, was $1.1 million, $1.3 million and $0.5 million, respectively. A summary of the Company’s non-vested stock awards for the three years ended December 31, 2010 is as follows (in thousands, except per share amounts):

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non-vested stock awards at December 31, 2008	2,373	$4.42
Granted	3,460	1.77
Vested	(827)	1.90
Forfeited	(2,083)	4.49
Non-vested stock awards at December 31, 2009	2,923	1.96
Granted	889	2.30
Vested	(605)	1.85
Forfeited	(66)	2.38
Non-vested stock awards at December 31, 2010	3,141	$2.06

   Option Awards

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2010	2009	2008
Risk-free interest rates	1.13-2.43%	0.11-2.54%	0.10-3.41%
Expected term (in years)	5.85	5.85	5.85
Dividend yield	0%	0%	0%
Expected volatility	80-85%	85%	65-80%

     During the years ended December 31, 2009 and 2008, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; these changes were the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of changes to the forfeiture rates on non-cash compensation expense was immaterial.

     During the year ended December 31, 2009, the Company modified the vesting and extended the time to exercise certain option awards for several former executive employees. As a result, the Company recorded additional stock-based compensation expense of $9.1 million. During the year ended December 31, 2008, the Company modified the vesting and extended the time to exercise for several former executive employees as part of their severance agreements. As a result of these modifications, the Company recorded additional stock-based compensation expense of $0.8 million. There were no such modifications for the year ended December 31, 2010.

     The following chart summarizes the stock-based compensation and charges that have been included in the following financial statement captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2010	2009	2008
Cost of revenue	$175	$181	$144
Sales and marketing	1,598	1,736	758
Product and web site development	1,616	687	566
General and administrative	3,901	14,998	10,857
Total from continuing operations	7,290	17,602	12,325
Total from discontinued operations	—	64	135
Total stock-based compensation and charges	$7,290	$17,666	$12,460

     Stock-based compensation and charges for the year ended December 31, 2010 are comprised of employee-based and non-employee-based stock option expenses and restricted stock amortization. For the years ended December 31, 2009 and 2008, stock-based compensation and charges are comprised of employee-based stock option expense and restricted stock amortization.

     The total intrinsic value of stock options exercised during the year ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.1 million, and $1.2 million, respectively. The intrinsic value of options exercisable as of December 31, 2010, 2009 and 2008 was $12.4 million, $0.9 million, and $0.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of the Company’s non-vested stock options as of and for the three years ended December 31, 2010 is as follows (in thousands, except per share amounts):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2007	13,091	$4.13
Granted	5,459	2.06
Vested	(5,458)	3.91
Forfeited	(3,820)	4.18
Non-vested options at December 31, 2008	9,272	$3.02
Granted	7,163	1.92
Vested	(6,059)	3.33
Forfeited	(1,001)	2.30
Non-vested options at December 31, 2009	9,375	$2.06
Granted	2,025	1.78
Vested	(3,515)	2.31
Forfeited	(384)	2.26
Non-vested options at December 31, 2010	7,501	$1.85

     As of December 31, 2010, there was $8.5 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.2 years. Non-vested shares relating to non-employees reflected in the table above include 193,500 shares granted and non-vested as of December 31, 2010.

   Options Granted to Non-employees

     During the year ended December 31, 2010, the Company granted 193,500 stock options to non-employees. The options vest over four years with an exercise price equal to the market value of the Company’s common stock on the grant date and expire after 10 years.

     The Company used the Black-Sholes valuation model to estimate the fair value of the unvested shares of these options as of December 31, 2010. The Company used a risk free interest rate of 1.13%, an expected life of 5.85 years, an annual volatility of 80% and no expected dividends to determine the fair value. The Company estimated the fair value of each option granted to be approximately $1.77. The Company recorded stock-based charges in general and administrative expense of less than $0.1 million with respect to these options for the year ended December 31, 2010.

14. Series B Convertible Preferred Stock

     On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During each of the three years ended December 31, 2010, the Company recorded accretion on the issuance costs of approximately $1.3 million. The Company determined that the fair value of the Embedded Derivative as of December 31, 2010 and 2009 was zero (see Note 7 related to fair value). As a result of the reduction in fair value of the embedded derivative, the Company recognized other income of $0.6 million and $0.4 million during the years ended December 31, 2009 and 2008, respectively.

     The Series B Preferred Stock has an aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock will be convertible into the Company’s common stock at a conversion price of $4.20 per share, subject to certain adjustment upon certain events. Based on the number of shares of common stock outstanding as of December 31, 2010, if all shares of Series B Preferred Stock were converted they would represent approximately 15% of the Company’s outstanding common stock. The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, payable in additional Series B Preferred Stock until November 29, 2010, after which such dividends will be paid only in cash. As of December 31, 2010, the Company had recorded a liability for dividends payable in cash of $0.4 million which is included in accrued expenses on the Company’s Consolidated Balance Sheet. After the third anniversary of the issuance, the Company may cause all of the Series B Preferred Stock to be converted to the Company’s common stock if the closing price per share of the Company’s common stock during any 30 consecutive trading days is at least $7.77. The Company may not redeem the Series B Preferred Stock until after the fifth anniversary of the issuance, and must redeem it on the seventh anniversary if not converted to common stock. In the event of a change of control, the Company will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 100% of the liquidation preference (or, if such change of control occurs after the six month anniversary of the issuance, 101% of the liquidation preference).

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)
Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311
Net convertible preferred stock at December 31, 2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4
Net convertible preferred stock at December 31, 2006	96,212
Accretion of discount	1,294
Dividends	3,683
Net convertible preferred stock at December 31, 2007	101,189
Accretion of discount	1,294
Dividends	3,814
Net convertible preferred stock at December 31, 2008	106,297
Accretion of discount	1,294
Dividends	3,950
Net convertible preferred stock at December 31, 2009	111,541
Accretion of discount	1,294
Dividends	3,729
Net convertible preferred stock at December 31, 2010	$116,564

     In February 2011, the Company entered into an agreement to redeem 70,000 shares of the Series B Preferred Stock at a total redemption price of $70.4 million, which includes associated cash dividends of $0.4 million (see Note 23).

15. Capitalization

     As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2010 and December 31, 2009, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

   Issuance of Common Stock

     The Company recognized $0.4 million, $0.4 million and $0.3 million in stock-based charges in connection with the issuance of common stock to members of its Board of Directors for the years ended December 31, 2010, 2009 and 2008, respectively.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For The Year Ended December 31,
	2010	2009	2008
Numerator:
Loss from continuing operations	$(15,472)	$(8,763)	$(2,025)
Income (loss) from discontinued operations	—	1,817	(27,165)
Net loss	(15,472)	(6,946)	(29,190)
Convertible preferred stock dividend and related accretion	(5,383)	(5,244)	(5,108)
Net loss applicable to common stockholders	$(20,855)	$(12,190)	$(34,298)
Net loss applicable to common stockholders from
continuing operations	$(20,855)	$(14,007)	$(7,133)
Net income (loss) applicable to common stockholders
from discontinued operations	—	1,817	(27,165)
Net loss applicable to common stockholders	$(20,855)	$(12,190)	$(34,298)
Denominator:
Basic weighted average shares outstanding	155,520	153,369	151,952
Dilutive effect of options, warrants and restricted stock	—	—	—
Fully diluted weighted average shares outstanding	155,520	153,369	151,952
Basic income (loss) applicable to common stockholders:
Continuing operations	$(0.13)	$(0.09)	$(0.05)
Discontinued operations	—	0.01	(0.18)
Net loss	$(0.13)	$(0.08)	$(0.23)
Diluted income (loss) applicable to common stockholders:
Continuing operations	$(0.13)	$(0.09)	$(0.05)
Discontinued operations	—	0.01	(0.18)
Net loss	$(0.13)	$(0.08)	$(0.23)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock, options and warrants of 63,496,359, 67,701,742, and 62,197,701 for the years ended December 31, 2010, 2009, and 2008, respectively.

17. Supplemental Cash Flow Information

     During the year ended December 31, 2010:
  The Company paid $0.1 million in interest.

  The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million

  The Company issued 139,098 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends and declared and accrued $0.4 million in cash dividends.
     During the year ended December 31, 2009:
  The Company paid $1.9 million in interest.

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

  The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division. The principal balance of the note was paid during the year ended December 31, 2010.

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
  The Company paid $0.7 million in interest.

  The Company issued 160,793 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.5 million and is being recognized over the three-year vesting period.

  The Company issued $3.8 million in additional Series B Preferred Stock as in-kind dividends.
18. Defined Contribution Plan

     The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.1 million, $1.7 million, and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

19. Income Taxes

     For the year ended December 31, 2010, we recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the year ended

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, we recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangible assets partially offset by a current tax benefit of $0.1 million for a federal alternative minimum tax refund resulting from a net operating loss carryback available under new tax laws. For the year ended December 31, 2008, we recorded a deferred tax provision of $0.1 million related to amortization of indefinite lived assets and a current tax provision representing federal alternative minimum taxes of $0.1 million and state and local income taxes of $0.2 million. In addition, a current tax provision of $0.2 million was recorded for the year ended December 31, 2008 due to the release of acquired net operating loss carryforwards which were recorded against Goodwill.

     Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2010	2009	2008
Current:
Federal	$—	$(217)	$273
State	67	83	167
Total current provision	67	(134)	440
Deferred:
Federal	(98)	131	90
State	(122)	40	19
Total deferred provision	(220)	171	109
Income tax (benefit) expense	$(153)	$37	$549

     The components of the deferred tax assets and liabilities and related valuation allowance are as follows (in thousands):

	For the Year Ended
	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$276,055	$279,034
Others	44,443	44,769
	320,498	323,803
Valuation allowance	(320,498)	(323,803)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Amortization of acquired intangible assets	(895)	(581)
Net deferred tax liability	$(895)	$(581)

     Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards. The deferred tax liability is included in other non-current liabilities on the Company’s balance sheet.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The valuation reserve for net deferred taxes decreased by approximately $3.3 million primarily as a result of a revaluation of the deferred tax assets due to a change in the state effective tax rate and changes in net operating losses due to activities in the year ended December 31, 2010.

     The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards (“NOL”) resulting from excess tax benefits. As of December 31, 2010, deferred tax assets do not include $61.8 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $61.8 million if and when such excess tax benefits are realized.

     The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2010		2009		2008
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory rate applied to income before
income taxes	$(5,313)	34%	$(2,967)	34%	$(502)	34%
State taxes, net of federal tax benefit	(1,025)	7	(514)	6	252	(17)
Permanent items	(1,146)	7	212	(2)	2,123	(144)
Change in state effective tax rate	3,811	(24)	—	—	—	—
Canadian Tax Credit	—	—	(6,634)	76	—	—
Change in valuation allowance	3,520	(23)	9,940	(114)	(1,324)	90
Total tax (benefit) provision	$(153)	1%	$37	0%	$549	(37)%

     At December 31, 2010, the Company had gross NOLs for federal and state income tax purposes of approximately $930.9 million and $388.8 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $2.6 million of the state NOLs expired in 2010 and the state NOLs will continue to expire from 2011 until 2029. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. The Company also had approximately $7.0 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

     Approximately $150.0 million of the $930.9 million federal NOLs may belong to members of the Company’s group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to the Company to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

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

     The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs. There may also be additional ownership changes in the future, and any future change of its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

     As of December 31, 2010 and 2009, the Company does not have any uncertain tax positions or accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in provision for income tax. The Company does not have any interest or penalties related to uncertain tax positions in provision for income tax during the years ended December 31, 2010, 2009, and 2008. The tax years 1993-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

20. Settlements of Disputes and Litigation

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

     In October 2003, Kevin Keithley (“Keithley”) sued the Company, NAR and NAHB in the United States District Court for the Northern District of California (the “District Court”) asserting that he was the exclusive licensee of a patent involved in the case brought by Tren, and alleging the same infringement and seeking the same relief as in the Tren action. On May 24, 2006, the court in Pennsylvania dismissed the Tren case without prejudice. On November 19, 2008, the District Court judge issued an order granting the Company’s motion for summary judgment and on March 4, 2009, the District Court entered final judgment in favor of the Company. Keithley and Tren appealed the District Court’s judgment with the U.S. Court of Appeals for the Federal Circuit and the Company cross-appealed. On May 22, 2009, the parties entered into an agreement resolving the patent infringement claims brought against the Company, NAR and NAHB. Pursuant to the agreement, the Company received a paid up worldwide license to the patent at issue in the case for consideration as recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. The District Court dismissed with prejudice all claims against the Company, NAR and NAHB.

     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleged that the Company and NAR infringed U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requested an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. On December 30, 2009, CIVIX and the Company entered into an agreement resolving the patent infringement claims brought against the Company and NAR. Pursuant to

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement, the Company received a paid up worldwide license to the patents at issue in the case, and NAR received a sublicense for use of the patents at issue in the case on websites operated by the Company, for consideration as recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. The District Court dismissed with prejudice all claims against the Company and NAR.

     On November 12, 2008, Patricia Ramirez on behalf of herself and all other similarly situated California account executives filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary Move Sales, Inc. asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. Subsequent to December 31, 2009, the Company and plaintiff’s attorneys agreed to a tentative settlement of all claims brought by Ramirez on behalf of herself and all others in the purported class action. The amount of the settlement has been accrued as of December 31, 2009 and was recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. On August 24, 2010, the court entered Judgment of Final Approval of Settlement of Class Action Settlement. The settlement did not have a material effect on the Company’s results of operations or cash flows for the year ended December 31, 2009.

21. Commitments and Contingencies

   Operating and Capital Leases

     The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2016. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Leasehold improvement incentives are recorded as deferred obligations and amortized as a reduction in rent expense through the life of the lease. As of December 31, 2010 and 2009, there were no assets or liabilities arising from capital leases obligations. Future minimum lease payments under operating leases as of December 31, 2010 are as follows (in thousands):

Operating
Year Ended December 31,	Leases
2011	$4,857
2012	4,980
2013	3,980
2014	3,105
2015 and thereafter	3,808
Total	$20,730

     Rental expense from continuing operations for the Company for operating leases was $5.1 million, $5.3 million, and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense from discontinued operations was $0.2 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company also has a data access agreement with Real Estate Business Services, Inc. (“REBS”), which provides the Company with a perpetual license to use data related to California real property included in REBS’s database on the Company’s websites. In addition, the Company also has various other web services and content agreements providing data for the Company’s websites.

     The following presents the Company’s future minimum commitments under the above agreements (in thousands):

Year Ending December 31,
2011	$3,513
2012	2,214
2013	2,059
2014	2,059
2015	2,059
Total	$11,904

     Commitments for the purchase of property, plant and equipment and software licenses were approximately $0.8 million as of December 31, 2010.

   Legal Proceedings

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phase 2 will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move websites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered a final judgment of non-infringement. REAL has appealed the court’s claim construction to the Federal Circuit Court of Appeals (“Circuit Court”) and oral argument occurred on February 8, 2011. If the Circuit Court overturns all or part of the claim construction, the judgment would be vacated and the Move California Action would be remanded to the District Court for further litigation. If the Circuit Court upholds the District Court’s claim construction, the Move California Action would be dismissed with prejudice. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office (“PTO”). On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an office action rejecting all claims in the Patents in Suit. Smarter Agent has two months to respond to the PTO office action. In January, 2011, the Company and co-defendants jointly filed a motion to stay the litigation pending the outcome of the re-examination by the PTO. The court has not ruled on this motion. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

     In June, 2010, BanxCorp filed a lawsuit against Move, Inc., Dow Jones & Company, Inc., The New York Times Company, CNBC Inc., Cable News Network, Inc., MSNBC Interactive News, LLD, Fox News Network, LLC, AOL Inc., (“Media Defendants”) and LendingTree LLC in the United States District Court for the District of New Jersey. The first amended complaint alleges antitrust violations pursuant to Section 1 of the Sherman Antitrust Act and the New Jersey Antitrust Act, including allegations the Company and other defendants formed a cartel with BankRate to gain market dominance and unfair advantage over BanxCorp and other independent competitors by, among other alleged activities, fixing prices and allocating customers and markets with other BankRate website operators. The first amended complaint seeks a declaratory judgment, injunctive relief and unspecified amount of damages, including treble damages and attorneys’ fees and legal costs. On August 3, 2010, motions to dismiss the case were filed jointly by the Company and the other Media Defendants. On February 7, 2011, the court granted the Media Defendants’ motion to dismiss. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Quarterly Financial Data (unaudited)

     Provided below is the selected unaudited quarterly financial data for 2010 and 2009:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share amounts)
Revenue	$48,643	$49,691	$50,256	$48,913	$54,868	$54,637	$52,866	$49,638
Cost of revenue	10,928	11,088	10,766	10,337	12,647	12,804	12,014	11,033
Gross profit	37,715	38,603	39,490	38,576	42,221	41,833	40,852	38,605
Operating expenses:
Sales and marketing	18,332	18,872	18,631	17,902	20,762	21,387	18,787	17,126
Product and web site development	8,526	8,136	8,855	8,803	6,383	6,425	7,650	7,374
General and administrative	10,689	10,800	10,877	10,291	23,637	11,364	16,226	13,717
Amortization of intangibles	105	104	139	348	151	108	107	107
Restructuring charges	—	—	—	—	—	—	(1,192)	—
Litigation settlements	—	—	—	—	—	975	—	3,888
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Total operating expenses	37,652	37,912	38,502	37,344	50,933	40,259	41,578	42,212
Operating income (loss) from
continuing operations	63	691	988	1,232	(8,712)	1,574	(726)	(3,607)
Interest income, net	556	178	33	143	135	314	279	119
Earnings of unconsolidated joint venture	106	193	342	376	—	—	—	149
Impairment of auction rate securities	(19,559)	—	—	—	—	—	—	—
Other income (expense)	(33)	(1,069)	(42)	177	105	386	1,250	8
Income (loss) from continuing
operations before income taxes	(18,867)	(7)	1,321	1,928	(8,472)	2,274	803	(3,331)
Income tax expense (benefit)	63	28	(404)	160	96	81	50	(190)
Income (loss) from continuing
operations	(18,930)	(35)	1,725	1,768	(8,568)	2,193	753	(3,141)
Income (loss) from discontinued
operations	—	—	—	—	(356)	107	(196)	(41)
Gain on disposition of discontinued
operations	—	—	—	—	—	2,303	—	—
Net income (loss)	(18,930)	(35)	1,725	1,768	(8,924)	4,603	557	(3,182)
Convertible preferred stock
dividend	(1,333)	(1,341)	(1,350)	(1,359)	(1,298)	(1,307)	(1,315)	(1,324)
Net income (loss) applicable to common
stockholders	$(20,263)	$(1,376)	$375	$409	$(10,222)	$3,296	$(758)	$(4,506)
Basic net income (loss) per share
applicable to common
stockholders:
Continuing operations	$(0.13)	$(0.01)	$0.00	$0.00	$(0.06)	$0.01	$(0.00)	$(0.03)
Discontinued operations	—	—	—	—	(0.00)	0.02	(0.00)	(0.00)
Net income (loss)	$(0.13)	$(0.01)	$0.00	$0.00	$(0.07)	$0.02	$(0.00)	$(0.03)
Diluted net income (loss) per share applicable
to common stockholders:
Continuing operations	$(0.13)	$(0.01)	$0.00	$0.00	$(0.06)	$0.01	$(0.00)	$(0.03)
Discontinued operations	—	—	—	—	(0.00)	0.02	(0.00)	(0.00)
Net income (loss)	$(0.13)	$(0.01)	$0.00	$0.00	$(0.07)	$0.02	$(0.00)	$(0.03)

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Subsequent Events

     In February 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends. Immediately after the expected consummation of the redemption, Elevation will continue to be the sole holder of the Company’s outstanding Series B Preferred Stock and will hold approximately 49,044 shares of such stock under the same terms as discussed in Note 14, “Series B Convertible Preferred Stock.”

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

     Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

     Move’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears below.

/s/ STEVEN H. BERKOWITZ
February 18, 2011	Steven H. Berkowitz
Chief Executive Officer

/s/ ROBERT J. KROLIK
February 18, 2011	Robert J. Krolik
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

     We have audited Move, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 18, 2011

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

     (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.

     (2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

     (3) Exhibits

Number	Exhibit Title
2.01	Agreement and Plan of Reorganization dated October 26, 2000 among Homestore.com®, Inc., Metal Acquisition Corp., WW Acquisition Corp., Move.com, Inc., Welcome Wagon® International, Inc., Cendant Membership Services Holdings, Inc. and Cendant Corporation. (Incorporated by reference to Annex A to the definitive proxy statement filed November 29, 2000.)

3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)

3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)

3.02	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)

3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)

10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.02	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (Incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.03	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (Incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

Number	Exhibit Title
10.04	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (Incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

10.05	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS®. (Incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)

10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002.)

10.08	Standard Office Lease executed September 18, 2009, between our subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed September 24, 2009.)

10.09	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)

10.10	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)

10.11	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)

10.12	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.13	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)

10.14	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(2)

10.15	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.16	InfoTouch Corporation 1994 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)

10.17	Move.com, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)

10.18	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000. (Incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)

Number	Exhibit Title
10.19	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998. (Incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)

10.20	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000. (Incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)

10.21	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)

10.22	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)

10.23	Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(2)

10.24	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)

10.25	Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.26	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.27	W. Michael Long 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)

10.28	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007.)(2)

10.29	Amendment dated December 19, 2008 to Offer letter to Lorna Borenstein dated April 26, 2007. (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.30	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein. (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.31	Lorna Borenstein 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.4to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)

10.32	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)

10.33	Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

Number	Exhibit Title
10.34	Amendment dated April 2, 2009 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III.(2)(3)

10.35	Lewis R. Belote, III 2007 Executive Bonus Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 3, 2007.)(2)

10.36	Executive Retention and Severance Agreement dated September 30, 2002 between Homestore.com®, Inc. and Allan D. Dalton. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.)(2)

10.37	Letter Agreement with Allan Dalton dated February 26, 2008 with Exhibit A attached (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 4, 2008.)(2)

10.38	General Release of Claims between Move, Inc. and Allan Dalton (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 4, 2008.)(2)

10.39	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)

10.40	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)

10.41	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)

10.42	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.43	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009.)(2)

10.44	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009.)(2)

10.45	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement.(Incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed January 23, 2009.)(2)

10.46	Stipulation and Agreement of Settlement between California State Teachers’ Retirement System and Homestore, Inc. dated as of August 12, 2003. (Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003.)

10.47	Settlement Agreement and Release dated August 5, 2003 among Homestore, Inc., Welcome Wagon® International, Inc., Cendant Corporation, Cendant Membership Services Holdings, Inc, Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., NRT Incorporated, and Cendant Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.48	Registration Rights Agreement dated August 5, 2003 among Homestore, Inc., Cendant Corporation and Cendant Membership Services Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

Number	Exhibit Title
10.49	Listings License Agreement dated August 5, 2003 between Cendant Corporation and Homestore, Inc. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.50	Source Code License and Maintenance Services Agreement dated August 5, 2003 between Homestore, Inc. and Cendant Corporation. (Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003.)

10.51	Asset Purchase Agreement dated October 6, 2004 between Homestore, Inc. and Wyld Acquisition Corp. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 5, 2004.)

10.52	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS® (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)

10.53	Form of Certificate of Stock Option Grant to Executive Officers (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(2)

10.54	Settlement Agreement and Releases dated September 20, 2005 between the Company and Stuart Wolff (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 26, 2005.)

10.55	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)

10.56	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)

10.57	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006.)

10.58	Settlement Agreement and Releases dated February 15, 2006 between Homestore, Inc. and Peter Tafeen (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 22, 2006.)

10.59	Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)

10.60	Amendment No. 1 dated as of May 6, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated as of May 8, 2008. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed May 8, 2009)

10.61	Amendment No. 2 dated May 21, 2009 to Loan Agreement between Move, Inc. and Citigroup Global Markets Inc. dated May 8, 2008. (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 28, 2009.)

10.62	Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

Number	Exhibit Title
10.63	Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.64	Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.65	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

10.66	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 7, 2009.)(2)

10.67	Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 7, 2009.)(2)

10.68	Move, Inc. Performance–Based Restricted Stock Unit Agreement 2012 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)

10.69	Move, Inc. Performance–Based Restricted Stock Unit Agreement for the 2011 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)

10.70	Move, Inc. Performance–Based Restricted Stock Unit Agreement for the 2010 Performance Period with Robert J. Krolik dated July 20, 2009.(2)(3)

10.71	Move, Inc. Restricted Stock Award Agreement with Robert J. Krolik dated July 20, 2009.(2)(3)

10.72	Move, Inc. Non-Qualified Stock Option Agreement with Robert J. Krolik dated July 20, 2009.(2)(3)

10.73	Amendment dated September 10, 2010, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly-owned subsidiary of the National Association of REALTORS. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 16, 2010.)(1)

10.74	Agreement and Plan of Merger entered into by Move Sales, Inc. (a wholly owned subsidiary of the Company) and MSI TC Merger Sub (a wholly owned subsidiary of Move Sales, Inc.) on September 17, 2010, with Threewide Corporation and, as the Threewide Corporation equity-holders’ representatives, both J. Rudy Henley in his capacity as manager of West Virginia Capital Management LLC and William Rice. (Incorporated by reference to Exhibit 10.74 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.)

10.75	Waiver and Consent agreement dated February 9, 2011, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 10, 2011.)

10.76	Steve Berkowitz 2010 Management Incentive Plan.(3)

10.77	Rob Krolik 2010 Management Incentive Plan.(3)

10.78	Errol Samuelson 2010 Management Incentive Plan.(3)

10.79	Jim Caulfield 2010 Management Incentive Plan.(3)

10.80	Letter agreement effective January 1, 2011 between Steve Berkowitz and Move, Inc. regarding paid time off.(3)

Number	Exhibit Title
10.81	Letter agreement effective January 1, 2011 between Rob Krolik and Move, Inc. regarding paid time off.(3)

10.82	Letter agreement effective January 1, 2011 between Errol Samuelson and Move, Inc. regarding paid time off.(3)

10.83	Letter agreement effective January 1, 2011 between Jim Caulfield and Move, Inc. regarding paid time off.(3)

21.01	Subsidiaries of Move, Inc.(3)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(3)

24.01	Power of Attorney (included on signature pages to this report).(3)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

99.01	Schedule II — Valuation and Qualifying Accounts.(3)
____________________

(1)	Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)	Denotes management contracts and compensatory plans and arrangements.

(3)	Filed herewith.

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

Date: February 18, 2011

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

Signature	Title	Date
Principal Executive Officer:

/s/ STEVEN H. BERKOWITZ	Chief Executive Officer and Director	February 18, 2011
Steven H. Berkowitz

Principal Financial Officer and Principal
Accounting Officer:

/s/ ROBERT J. KROLIK	Chief Financial Officer	February 18, 2011
Robert J. Krolik

Signature	Title	Date
Additional Directors:

/s/ JOE F. HANAUER	Chairman of the Board and Director	February 18, 2011
Joe F. Hanauer

/s/ FRED D. ANDERSON	Director	February 18, 2011
Fred D. Anderson

/s/ KENNETH K. KLEIN	Director	February 18, 2011
Kenneth K. Klein

/s/ ROGER B. MCNAMEE	Director	February 18, 2011
Roger B. McNamee

/s/ V. PAUL UNRUH	Director	February 18, 2011
V. Paul Unruh

/s/ CATHERINE WHATLEY	Director	February 18, 2011
Catherine Whatley

/s/ BRUCE G. WILLISON	Director	February 18, 2011
Bruce G. Willison