Form 10-Q
period 2011-03-31
MOVE INC
filed 2011-05-06
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-26659
_________________
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

     At May 2, 2011, the registrant had 158,719,365 shares of its common stock outstanding.

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31,
	2010	3
	Condensed Consolidated Statements of Operations for the Three Months ended March 31,
	2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31,
	2011 and 2010 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Removed and Reserved]	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,094	$158,517
Accounts receivable, net	10,846	9,680
Other current assets	8,732	7,621
Total current assets	104,672	175,818

Property and equipment, net	21,333	21,934
Investment in unconsolidated joint venture	6,436	7,165
Goodwill, net	24,450	24,450
Intangible assets, net	7,969	8,324
Other assets	1,206	1,327
Total assets	$166,066	$239,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,814	$6,403
Accrued expenses	15,313	16,281
Deferred revenue	13,706	13,696
Total current liabilities	31,833	36,380

Other non-current liabilities	3,116	3,300
Total liabilities	34,949	39,680

Commitments and contingencies (see note 12)

Series B convertible preferred stock	48,156	116,564

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	159	159
Additional paid-in capital	2,126,406	2,124,554
Accumulated other comprehensive income	355	372
Accumulated deficit	(2,043,959)	(2,042,311)
Total stockholders’ equity	82,961	82,774
Total liabilities and stockholders’ equity	$166,066	$239,018

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$49,075	$48,643
Cost of revenue	10,783	10,928
Gross profit	38,292	37,715

Operating expenses:
Sales and marketing	18,316	18,332
Product and web site development	9,463	8,526
General and administrative	10,064	10,689
Amortization of intangible assets	355	105
Total operating expenses	38,198	37,652
Operating income	94	63
Interest income, net	18	556
Earnings of unconsolidated joint venture	211	106
Impairment of auction rate securities	—	(19,559)
Other income (expense), net	429	(33)
Income (loss) from operations before income taxes	752	(18,867)
Provision for income taxes	18	63
Net income (loss)	734	(18,930)
Convertible preferred stock dividend and related accretion	(2,382)	(1,333)
Net loss applicable to common stockholders	$(1,648)	$(20,263)

Basic and diluted loss per share applicable to common stockholders: (see note 8)
Basic loss per share applicable to common stockholders	$(0.01)	$(0.13)

Shares used to calculate basic and diluted loss per share
applicable to common stockholders:
Basic and diluted	157,880	154,507

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$734	$(18,930)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	2,393	2,601
Amortization of intangible assets	355	105
Provision for doubtful accounts	7	(198)
Impairment of auction rate securities	—	19,559
Stock-based compensation and charges	1,737	2,068
Earnings of unconsolidated joint venture	(211)	(106)
Other non-cash items	(69)	(76)

Changes in operating assets and liabilities:
Accounts receivable	(1,173)	740
Other assets	(989)	523
Accounts payable and accrued expenses	(4,777)	(1,628)
Deferred revenue	2	37
Net cash (used in) provided by operating activities	(1,991)	4,695

Cash flows from investing activities:
Purchases of property and equipment	(1,741)	(3,509)
Proceeds from the sale of marketable equity securities	—	14
Distribution of earnings from unconsolidated joint venture	940	—
Net cash used in investing activities	(801)	(3,495)

Cash flows from financing activities:
Proceeds from exercise of stock options	314	303
Restricted cash	—	162
Redemption of convertible preferred stock	(70,000)	—
Proceeds from line of credit	—	64,700
Principal payments on line of credit	—	(65,157)
Payment of dividend on convertible preferred stock	(721)	—
Tax payment related to net share settlements of restricted stock awards	(199)	—
Principal payments on loan payable	(25)	—
Net cash (used in) provided by financing activities	(70,631)	8

Change in cash and cash equivalents	(73,423)	1,208

Cash and cash equivalents, beginning of period	158,517	106,847

Cash and cash equivalents, end of period	$85,094	$108,055

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. The Company’s flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through its ListHub business, the Company is an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com website was launched which leverages an online-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time, provides qualified buyers with an electronic pre-qualification letter and facilitates the purchase and consummation of mortgage loans. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.

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

     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 18, 2011. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

3. Impairment of Auction Rate Securities

     Prior to April 2010, the Company had long-term investments which consisted of high-grade (primarily AAA rated) student loan auction rate securities issued by student loan funding organizations, which loans were 97% guaranteed under FFELP (Federal Family Education Loan Program). These auction rate securities (“ARS”) were intended to provide liquidity via an auction process that reset the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from years 2030 to 2047 with principal distributions occurring on certain securities prior to maturity.

     As of December 31, 2009, the Company had recorded a temporary loss related to the ARS of $17.6 million that was included in Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management’s opinion, this change, along with other market factors, created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, the Company began to actively market the sale to third parties. The Company reviews its potential investment impairments in accordance with ASC 320 “Investment – Debt and Equity Securities” and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. An other-than-temporary impairment charge is recorded as a realized loss in the Condensed Consolidated Statement of Operations and reduces net income or increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, the Company had not intended to sell, nor was it not more likely than not that the Company would be required to sell before the recovery of its amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, the Company changed its intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.

     In April 2010, the Company completed the sale of its entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expense in the quarter ended June 30, 2010.

4. Fair Value Measurements

     Financial assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$85,094	$85,094	$—	$—	$158,517	$158,517	$—	$—
Total assets at fair value	$85,094	$85,094	$—	$—	$158,517	$158,517	$—	$—
____________________

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At March 31, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

5. Goodwill and Intangible Assets

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

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$518	$3,060	$518
Content syndication agreements	3,800	401	3,800	211
Purchased technology	1,400	1,017	1,400	967
National Association of Realtors (“NAR”) operating agreement	1,578	1,390	1,578	1,352
Other	2,680	1,223	2,680	1,146
Total	$12,518	$4,549	$12,518	$4,194

     Amortization expense for intangible assets was $0.4 million and $0.1 million for each of the three month periods ended March 31, 2011 and 2010, respectively.

     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2011 (remaining 9 months)	$1,067
2012	1,347
2013	1,105
2014	1,072
2015	780

6. Stock-Based Compensation and Charges

     The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly SFAS No. 123 and EITF No. 96-18).

Restricted Stock

     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. There were 365,716 and 368,007 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of March 31, 2011 and 2010, respectively. Total cost recognized was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, and is included in stock-based compensation and charges. The Company made no new grants of restricted stock to non-employee members of its Board of Directors during the three months ended March 31, 2011.

     During the year ended December 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. Total cost recognized during the three months ended March 31 2011 and 2010 was $0.1 million and $0.2 million, respectively, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two other executives newly hired by the Company, as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares vest in three annual installments over the three year period following their respective grant dates, subject to certain terms and restrictions. Total cost recognized during the three months ended March 31, 2011 and 2010 was $0.1 million and is included in stock-based compensation and charges.

     The Company made no new grants of restricted stock to any of its executive officers or employees during the three months ended March 31, 2011 and 2010, respectively.

Performance Based Restricted Stock Units

     During the year ended December 31, 2010, the Board of Directors awarded 750,000 shares of performance-based restricted stock units to members of the management team. These awards will be earned based on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) relating to the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the fiscal year ending December 31, 2011.

     During the year ended December 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its new Chief Executive Officer as part of his employment agreement with the Company. These awards were to be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The performance goals were established on April 9, 2010, however, on November 23, 2010, the Company’s Board of Directors modified the performance goals. The modified performance goals were based only on the Company’s EBITDA results for the fiscal year ending December 31, 2011, and the modification established a new measurement date for the fair value of the award.

     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two other executives newly hired by the Company, as part of their employment agreements. These awards were to be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The Company issued 96,875 shares associated with awards earned based on the attainment of performance goals relating to the fiscal year ended December 31, 2010. The performance goals for fiscal year ending December 31, 2011 were established on April 9, 2010, however, on November 23, 2010, the Company’s Board of Directors modified the performance goals. The modified performance goals were based only on the Company’s EBITDA results for the fiscal year ending December 31, 2011, and the modification established a new measurement date for the fair value of the awards. The performance goals relating to fiscal year ending December 31, 2012 have not yet been established.

     The restricted stock units described above associated with performance goals for the fiscal year ending December 31, 2011 had an aggregate grant date fair value of $3.6 million which will be recognized over the implied service period of fiscal 2011. Total costs recognized for these units during the three months ended March 31, 2011 was $0.4 million and is included in stock-based compensation and charges.

     As of March 31, 2011, there were 1,700,000 shares of performance-based restricted stock units still outstanding. The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2011	2010
Risk-free interest rates	1.95% - 2.30%	2.30% - 2.35%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	80%	85%

     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$53	$47
Sales and marketing	368	410
Product and web site development	319	482
General and administrative	997	1,129
Total stock-based compensation and charges	$1,737	$2,068

7. Redemption of Series B Convertible Stock

     On February 9, 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. On February 22, 2011 the Company consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock, which stock is held under the same terms as applied to the original purchase of Series B Preferred Stock. As a result of the redemption, Elevation’s entitlement to representation on the Company’s Board of Directors fell, pursuant to such terms, from two board seats to one. However, the Company’s Board of Directors waived the obligation of one of the Elevation-appointed directors to resign as a result of the above-described (partial) redemption. The Company’s Board of Directors has also, in its Proxy Statement filed with the SEC on April 28, 2011, recommended to the Company’s shareholders that they elect Roger B. McNamee, a prior Elevation-appointed director, to the Company’s Board of Directors at the Company’s Annual Meeting scheduled for June 15, 2011. The dividend the Company is obligated to pay on the remaining unredeemed Series B Preferred Stock pursuant to the original purchase terms is approximately $1.7 million per annum, to be paid in cash.

8. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$734	$(18,930)
Convertible preferred stock dividend and related accretion	(2,382)	(1,333)
Net loss applicable to common stockholders	$(1,648)	$(20,263)

Denominator:
Basic weighted average shares outstanding	157,880	154,507
Add: dilutive effect of options, warrants and restricted stock	—	—
Diluted weighted average shares outstanding	157,880	154,507

Basic and diluted net loss applicable to common stockholders:
Net loss applicable to common stockholders	$(0.01)	$(0.13)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock and stock options of 47,020,817 and 65,611,749 for the three months ended March 31, 2011 and 2010, respectively.

9. Other Comprehensive Loss

     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$734	$(18,930)
Reclassification of unrealized loss on auction rate securities	—	17,600
Unrealized loss on marketable securities	—	(3)
Foreign currency translation	(17)	(10)
Other comprehensive income (loss)	$717	$(1,343)

10. Related-party Transactions

     The Company makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.5 million for the three months ended March 31, 2011 and 2010.

11. Income Taxes

     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. In the three months ended March 31, 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. In the three months ended March 31, 2010, income tax expense included state income taxes, a deferred tax provision related to amortization of certain indefinite lived intangible assets and a tax provision related to the federal alternative minimum taxes incurred in the utilization of net operating losses against the Company’s taxable income.

     As of March 31, 2011, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2011 and 2010. The tax years 1993-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. Commitments and Contingencies

     Legal Proceedings

     The Company is currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and below in this Note 12. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc. D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc. D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requests an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests with the United States Patent and Trademark Office (“USPTO”) for inter partes reexamination of the Patents in Suit. On September 30, 2010, the Company filed an answer and counter claims on behalf of Move, Inc. and RealSelect, Inc. On October 22, 2010, Smarter Agent filed its answer to such counter claims. The USPTO accepted the Patents in Suit for reexamination and on December 21, 2010, issued an office action rejecting all claims in the Patents in Suit. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September, 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move websites infringe, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the websites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move websites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 20, 2010, the Move California Action parties filed a joint stipulation of non-infringement, and requested the District Court enter judgment of non-infringement. The District Court entered a final judgment of non-infringement on January 27, 2010.

     In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (“Circuit Court”), and in October, 2010, the Company filed its opposition. On March 22, 2011, the Circuit Court concluded that the district court erred in certain of its claim construction and vacated and remanded the case for further proceedings. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

13. Supplemental Cash Flow Information

     During the three month period ended March 31, 2011:
  The Company issued 96,875 shares of stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements. The charge associated with these shares of $0.2 million and was recognized as stock based compensation during the year ended December 31, 2010.

  The Company declared and accrued $0.4 million in cash dividends on its Series B Preferred Stock.
     During the three month period ended March 31, 2010:
  The Company issued $1.0 million in additional Series B Preferred Stock as in-kind dividends.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward-looking. In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other documents we file with the Securities and Exchange Commission (“SEC”). This Form 10-Q should be read in conjunction with our Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” on our Form 10-K for the year ended December 31, 2010.

Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com® Move.com, and Moving.com. Through our ListHub business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com web site was launched which leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time, provides qualified buyers with an electronic pre-qualification letter and facilitates the purchase and consummation of mortgage loans. We also provide lead management software for real estate agents through our Top Producer® business.

     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive moving-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting an average of 13 million consumers to our network per month, approximately 530 million average page views per month, and 267 million minutes per month for the three months ended March 31, 2011. These performance results are according to comScore Media Metrix, and represent a substantial lead over the next leading real estate site. We also have significant relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

     Our vision is to win the hearts and minds of consumers, our customers, and our business partners. Move’s mission is to connect consumers and real estate professionals to facilitate transactions. In order to do this, we need to lay a platform foundation that includes 3rd party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today, we provide the most up-to-date for sale property listings and information among all content aggregators on the web, with approximately 80% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we capture similar information on over 100 million properties that we track but that are not for sale. We also provide information about home values, mortgage options, moving solutions and topical data as part of our blogs.

Business Trends and Conditions

     In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions:
  Market and economic conditions.
     In recent years, the U.S. economy has experienced low interest rates, and volatility in the equities markets. Through 2005, housing starts remained strong, while the supply of apartment housing generally exceeded demand. For a number of years prior to 2007, owning a home became much more attainable for the average consumer due to the availability of flexible mortgage options, which required minimal down payments and provided low interest rates. During this period, real estate professionals spent less on advertising, given the strong demand for new and existing houses. Homeowners who were looking to sell a home only had to list it at a reasonable price in most areas of the U.S. to sell in 60 days or less. Conversely, demand for rental units declined and apartment owners did not spend as much money on advertising, as they have sought to achieve cost savings during the difficult market for rentals. These trends had an impact on our ability to grow our business.

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

     Throughout 2008, market conditions continued to decline and in late September 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts came to a halt. In 2009, consumer confidence declined and while mortgage rates declined, the credit standards were perceived to be the tightest they had been in the last 15 years. In addition, there was a substantial rise in unemployment that also affected the ability for people to buy properties and significantly increased the number of foreclosures on the market. The combination of these factors had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend or even to exit the market. In 2010, and in the first quarter of 2011, these conditions did not significantly change, and continued to affect home prices which declined to 2002 levels.

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

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. During 2011, delinquencies are expected to continue to be double that of foreclosures, causing continued uncertainty in housing prices within various markets. This coupled with the fact that banks continue to have significantly tighter credit standards for mortgage loans have made home purchases that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the near term.

  Evolution of Our Product and Service Offerings and Pricing Structures
     REALTOR.com® services began as a provider of Internet applications to real estate professionals. It became apparent that our customers valued the media exposure that the Internet offered them, but not all of the “technology” that we were offering. Many of our customers objected to our proposition that they purchase our templated web site in order to gain access to our networks. In addition, we were charging a fixed price to all customers regardless of the market they operate in or the size of their business.

     We responded to our customers’ needs and revamped our service offerings. We began to price our REALTOR.com® services based on the size of the market and the number of properties the customer displayed. For many of our customers this change led to substantial price increases over our former technology pricing. This change was reasonably well-accepted by our customers.

     In today’s market, our real estate professional customers are facing the effects of a decline in their business and have to balance their marketing needs with their ability to pay. As a result, they are demanding products that perform and provide measurable results for their marketing spend. We are evaluating customer feedback and balancing that with the need for an improved consumer experience and are modifying our products and our pricing to be responsive to both. We are focused on showing our customers measurable results by connecting our traffic from our web site to the revenue we generate.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 12, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

     Three Months Ended March 31, 2011 and 2010

     Revenue

     Revenue increased $0.5 million, or 1%, to $49.1 million for the three months ended March 31, 2011, compared to $48.6 million for the three months ended March 31, 2010. The increase in revenue was primarily due to new product introductions, including ListHub reports, and fees from our operation and support of the MortgageMatch.com web site, launched in the fourth quarter of 2010. These increases were partially offset by a decline in our Top Producer® 8i® subscriber base and associated revenues due to reduced spending by real estate professionals along with declines in our Rentals showcase and featured listings revenue.

     Cost of Revenue

     Cost of revenue remained relatively constant for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

     Gross margin percentage remained constant at 78% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses remained relatively constant for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

     Product and web site development. Product and web site development expenses increased $1.0 million, or 12%, to $9.5 million for the three months ended March 31, 2011, compared to $8.5 million for the three months ended March 31, 2010. The increase was primarily due to an increase in personnel related costs of $1.3 million and other cost increases of $0.3 million, partially offset by decreased consulting costs of $0.6 million. The continued increase in product and web site development cost is a result of incremental investments in our new technology platforms.

     General and administrative. General and administrative expenses decreased $0.6 million, or 6%, to $10.1 million for the three months ended March 31, 2011, compared to $10.7 million for the three months ended March 31, 2010. The decrease was primarily due to reduced personnel related costs of $0.3 million and reduced facilities related costs of $0.3 million.

     Amortization of intangible assets. Amortization of intangible assets was $0.4 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$53	$47
Sales and marketing	368	410
Product and web site development	319	482
General and administrative	997	1,129
Total from continuing operations	$1,737	$2,068

     Stock-based compensation and charges decreased $0.3 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, mainly due to fewer options being granted.

     Interest Income, Net

     Interest income, net, decreased $0.5 million to less than $0.1 million for the three months ended March 31, 2011, compared to $0.6 million for the three months ended March 31, 2010, primarily due to reductions in our cash and cash equivalent balances for the three months ended March 31, 2011.

     Impairment of Auction Rate Securities

     In April 2010, we completed a sale of our entire portfolio of auction rate securities for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, an other-than-temporary loss of $19.6 million was recorded for the three months ended March 31, 2010.

     Other Income (expense), Net

     Other income, net increased $0.4 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 due to a gain on sale of certain investments.

     Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the three months ended March 31, 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. In the three months ended March 31, 2010, income tax expense included state income taxes, a deferred tax provision related to amortization of certain indefinite lived intangible assets and a tax provision related to the federal alternative minimum taxes incurred in the utilization of net operating losses against our taxable income.

     At December 31, 2010, we had gross net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of approximately $930.9 million and $388.8 million, respectively. The federal NOLs will begin to expire in 2018 and the state NOLs will expire from 2011 until 2029. Gross net operating loss carryforwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOL’s have a full valuation allowance recorded against them. The Company also had approximately $7.0 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

     Liquidity and Capital Resources

     Net cash used in operating activities of $2.0 million for the three months ended March 31, 2011 was attributable to the net income of $0.7 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating $4.2 million, offset by a $6.9 million change in operating assets and liabilities.

     Net cash provided by operating activities of $4.7 million for the three months ended March 31, 2010 was attributable to the net loss of $18.9 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $23.9 million offset by a $0.3 million change in operating assets and liabilities.

     Net cash used in investing activities of $0.8 million for the three months ended March 31, 2011 was primarily attributable to capital expenditures of $1.7 million offset by $0.9 million in distributions of earning from our unconsolidated joint venture.

     Net cash used in investing activities of $3.5 million for the three months ended March 31, 2010 was primarily attributable to capital expenditures.

     Net cash used in financing activities of $70.6 million for the three months ended March 31, 2011 was primarily attributable to the redemption of a portion of the Series B convertible preferred stock for $70.0 million, payments of dividends on our Series B convertible preferred stock of $0.7 million and tax withholdings related to net share settlements of restricted stock awards of $0.2 million, partially offset by cash proceeds from the exercised of stock options of $0.3 million.

     Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2010 and was attributable to proceeds from the exercise of stock options of $0.3 million, reductions in restricted cash balances of $0.2 million and proceeds from our line of credit of $64.7 million offset by principal payments on our line of credit of $65.2 million.

     We have generated positive operating cash flows in each of the last three fiscal years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Originally, under our Series B Preferred Stock Agreement, beginning in November 2010, we were obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share or approximately $4.1 million per annum. However, on February 9, 2011, we reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of our Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends. On February 22, 2011 we consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock under the same terms. Subsequent to said redemption, the Company is obligated to pay cash dividends of approximately $1.7 million per annum.

     Additionally, in February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we can repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. There have been no stock repurchases made since the program was authorized.

     We believe that, even after the events discussed above, our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and in Note 12, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report and in Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A. Risk Factors

     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In "PART I – Item 1A. – Risk Factors" of our Annual Report as filed with the Securities and Exchange Commission on February 18, 2011, and available at www.sec.gov or at www.move.com, we included a detailed discussion of our risk factors. Our risk factors have not changed significantly from those disclosed in our Annual Report. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in our Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could materially adversely affect our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we can repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. There have been no stock repurchases made since the program was authorized.

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
Robert J. Krolik
Chief Financial Officer

Date: May 6, 2011

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