Form 10-Q
period 2011-06-30
MOVE INC
filed 2011-08-09
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

     At August 3, 2011, the registrant had 160,150,709 shares of its common stock outstanding.

     Move®, REALTOR.com®, Top Producer®, and Moving.com™ are our trademarks or are exclusively licensed to us. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,555	$158,517
Accounts receivable, net	10,079	9,680
Other current assets	8,730	7,621
Total current assets	108,364	175,818

Property and equipment, net	21,148	21,934
Investment in unconsolidated joint ventures	6,576	7,165
Goodwill, net	24,450	24,450
Intangible assets, net	7,613	8,324
Other assets	1,132	1,327
Total assets	$169,283	$239,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,013	$6,403
Accrued expenses	15,374	16,281
Deferred revenue	12,477	13,696
Total current liabilities	31,864	36,380

Other non-current liabilities	3,369	3,300
Total liabilities	35,233	39,680

Commitments and contingencies (see note 13)

Series B convertible preferred stock	48,289	116,564

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	160	159
Additional paid-in capital	2,128,048	2,124,554
Accumulated other comprehensive income	336	372
Accumulated deficit	(2,042,783)	(2,042,311)
Total stockholders’ equity	85,761	82,774
Total liabilities and stockholders’ equity	$169,283	$239,018

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$48,915	$49,691	$97,990	$98,334
Cost of revenue	10,461	11,088	21,244	22,016
Gross profit	38,454	38,603	76,746	76,318

Operating expenses:
Sales and marketing	17,927	18,872	36,243	37,204
Product and web site development	8,999	8,136	18,462	16,662
General and administrative	9,465	10,800	19,529	21,489
Amortization of intangible assets	356	104	711	209
Total operating expenses	36,747	37,912	74,945	75,564

Operating income	1,707	691	1,801	754
Interest income, net	17	178	35	734
Earnings of unconsolidated joint venture	140	193	351	299
Impairment of auction rate securities	—	—	—	(19,559)
Other income (expense), net	(52)	(1,069)	377	(1,102)
Income (loss) from operations before income taxes	1,812	(7)	2,564	(18,874)
Provision for income taxes	74	28	92	91
Net income (loss)	1,738	(35)	2,472	(18,965)
Convertible preferred stock dividend and related accretion	(562)	(1,341)	(2,944)	(2,674)
Net income (loss) applicable to common stockholders	$1,176	$(1,376)	$(472)	$(21,639)

Basic income (loss) per share applicable to common stockholders: (see note 9)
Basic net income (loss) per share applicable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.14)

Diluted income (loss) per share applicable to common stockholders: (see note 9)
Diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.14)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 9)
Basic	158,173	154,641	158,027	154,574

Diluted	161,884	154,641	158,027	154,574

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,472	$(18,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,639	5,155
Amortization of intangible assets	711	209
Provision for doubtful accounts	58	(120)
Impairment of auction rate securities	—	19,559
Stock-based compensation and charges	3,284	3,906
Earnings of unconsolidated joint venture	(351)	(299)
Other non-cash items	(76)	(115)

Changes in operating assets and liabilities:
Accounts receivable	(457)	502
Other assets	(914)	104
Accounts payable and accrued expenses	(3,237)	(724)
Deferred revenue	(1,228)	58
Net cash provided by operating activities	4,901	9,270

Cash flows from investing activities:
Purchases of property and equipment	(3,812)	(6,078)
Proceeds from the sale of auction rate securities	—	109,841
Proceeds from the sale of marketable equity securities	—	14
Distribution of earnings from unconsolidated joint venture	940	—
Net cash (used in) provided by investing activities	(2,872)	103,777

Cash flows from financing activities:
Proceeds from exercise of stock options	435	519
Redemption of convertible preferred stock	(70,000)	—
Payment of dividend on convertible preferred stock	(1,150)	—
Tax payment related to net share settlements of restricted stock awards	(225)	—
Proceeds from line of credit	—	64,700
Principal payments on line of credit	—	(129,330)
Restricted cash	—	462
Proceeds from loan payable	—	316
Principal payments on loan payable	(51)	(34)
Net cash used in financing activities	(70,991)	(63,367)

Change in cash and cash equivalents	(68,962)	49,680

Cash and cash equivalents, beginning of period	158,517	106,847

Cash and cash equivalents, end of period	$89,555	$156,527

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

3. Significant Accounting Policies

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

     In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (ASU 2011-4). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

4. Impairment of Auction Rate Securities

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

     In April 2010, the Company completed the sale of its entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expense in the three and six months ended June 30, 2010.

5. Fair Value Measurements

     Financial assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$89,555	$89,555	$—	$—	$158,517	$158,517	$—	$—
Total assets at fair value	$89,555	$89,555	$—	$—	$158,517	$158,517	$—	$—
____________________

(1)	Cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At June 30, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

6. Goodwill and Intangible Assets

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

	June 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$519	$3,060	$518
Content syndication agreements	3,800	591	3,800	211
Purchased technology	1,400	1,067	1,400	967
National Association of Realtors (“NAR”) operating agreement	1,578	1,427	1,578	1,352
Other	2,680	1,301	2,680	1,146
Total	$12,518	$4,905	$12,518	$4,194

     Amortization expense for intangible assets was $0.4 million and $0.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.2 million for the six month periods ended June 30, 2011 and 2010, respectively.

     Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2011 (remaining 6 months)	$711
2012	1,347
2013	1,105
2014	1,072
2015	780

7. Stock-Based Compensation and Charges

     The Company accounts for stock issued to non-employees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly SFAS No. 123 and EITF No. 96-18).

Restricted Stock

     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived compensation as a director). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. During the six months ended June 30, 2011, the Company granted 130,910 shares of restricted stock to the non-employee members of its Board of Directors (excepting one such director, who has waived compensation). Additionally, during the six month period ended June 30, 2011, the Company granted 30,000 shares of common stock to the Chairman of the Board of Directors which were immediately vested. During the six months ended June 30, 2010, the Company granted 139,098 shares of restricted stock to the non-employee members of its Board of Directors. There were 372,125 and 432,105 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of June 30, 2011 and 2010, respectively. Total cost recognized was $0.1 million for the three months ended June 30, 2011 and 2010, and $0.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, and is included in stock-based compensation and charges.

     During the six months ended June 30, 2011, the Company granted 1,060,000 shares of restricted stock to certain executive employees. These shares, subject to certain terms and restrictions, vest in four annual installments over the four year period following the grant date. These shares had a grant date fair value of $2.1 million which is being amortized over the four-year vesting term. Total cost recognized was less than $0.1 million for the three and six months ended June 30, 2011, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. Total cost recognized was less than $0.1 million for the three and six months ended June 30, 2011 and was $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two other executives newly hired by the Company, as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares, subject to certain terms and restrictions, vest in three annual installments over the three year period following their respective grant dates. Total cost recognized was $0.1 million for the three months ended June 30, 2011 and 2010, and $0.1 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, and is included in stock-based compensation and charges.

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

     The restricted stock units described above associated with performance goals for the fiscal year ending December 31, 2011 had an aggregate grant date fair value of $3.6 million which will be recognized over the implied service period of fiscal 2011. Total cost recognized for these units was $0.1 million for the three months ended June 30, 2011 and 2010, and $0.5 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively, and is included in stock-based compensation and charges.

     As of June 30, 2011, there were 1,700,000 shares of performance-based restricted stock units still outstanding. The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the six months ended June 30, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rates	1.55%-1.97%	1.79%-2.43%	1.55%-2.30%	1.79%-2.43%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	80%	75%-80%	80%-85%

     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$65	$45	$118	$92
Sales and marketing	391	430	759	840
Product and web site development	358	308	677	790
General and administrative	733	1,055	1,730	2,184
Total stock-based compensation and charges	$1,547	$1,838	$3,284	$3,906

8. Redemption of Series B Convertible Stock

     On February 9, 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. On February 22, 2011, the Company consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock, which stock is held under the same terms as applied to the original purchase of Series B Preferred Stock. As a result of the redemption, Elevation’s entitlement to representation on the Company’s Board of Directors fell, pursuant to such terms, from two board seats to one. However, the Company’s Board of Directors waived the obligation of one of the Elevation-appointed directors to resign as a result of the above-described (partial) redemption and, as such, both Elevation-appointed directors continued as directors through the date of the Company’s Annual Meeting on June 15, 2011. The Company’s Board of Directors, in its Proxy Statement filed with the SEC on April 28, 2011, recommended to the Company’s shareholders that they elect Roger B. McNamee, a prior Elevation-appointed director, to the Company’s Board of Directors at the Company’s 2011 Annual Meeting. The shareholders accepted this recommendation and elected Mr. McNamee as a director during the Company’s 2011 Annual Meeting. The dividend the Company is obligated to pay on the remaining unredeemed Series B Preferred Stock pursuant to the original purchase terms is approximately $1.7 million per annum, to be paid in cash.

9. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,738	$(35)	$2,472	$(18,965)
Convertible preferred stock dividend and related accretion	(562)	(1,341)	(2,944)	(2,674)
Net income (loss) applicable to common stockholders	$1,176	$(1,376)	$(472)	$(21,639)

Denominator:
Basic weighted average shares outstanding	158,173	154,641	158,027	154,574
Add: dilutive effect of options and restricted stock	3,711	—	—	—
Fully diluted weighted average shares outstanding	161,884	154,641	158,027	154,574

Basic net income (loss) applicable to common stockholders:
Net income (loss) applicable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.14)

Diluted net income (loss) applicable to common stockholders:
Net income (loss) applicable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.14)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes preferred stock and stock options of 29,671,590 and 65,581,641 for the three months ended June 30, 2011 and 2010, respectively, and 50,119,617 and 65,581,641 for the six months ended June 30, 2011 and 2010, respectively.

10. Other Comprehensive Loss

     The components of other comprehensive income (loss) are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$1,738	$(35)	$2,472	$(18,965)
Unrealized gain (loss) on marketable securities	—	—	—	(3)
Reclass of unrealized loss on auction rate securities	—	—	—	17,600
Foreign currency translation	(19)	(100)	(36)	(110)
Other comprehensive income (loss)	$1,719	$(135)	$2,436	$(1,478)

11. Related-party Transactions

     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $0.4 million in revenues for the three and six months ended June 30, 2011. The Company also makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2010, respectively.

12. Income Taxes

     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. In the three and six months ended June 30, 2011 and 2010, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets. In the three and six months ended June 30, 2011 and 2010, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes.

     As of June 30, 2011, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three or six months ended June 30, 2011 and 2010. The tax years 1993-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13. Commitments and Contingencies

Legal Proceedings

     The Company is currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and below in this Note 13. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

14. Supplemental Cash Flow Information

     During the six month period ended June 30, 2011:

  The Company issued 96,875 shares of stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements. The charge associated with these shares of $0.2 million was recognized as stock based compensation during the year ended December 31, 2010.

  The Company issued 130,910 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

  The Company issued 30,000 shares of common stock to the Chairman of the Board of Directors which was immediately vested. The charge associated with these shares of $0.1 million was recognized as stock based compensation during the three and six months ended June 30, 2011.

  The Company issued 1,060,000 shares of restricted common stock to certain executive employees which vest over four years. The charge associated with these shares was $2.1 million and is being recognized over the four-year vesting period.

  The Company declared and accrued $0.4 million in cash dividends on its Series B Preferred Stock as of June 30, 2011.
During the six month period ended June 30, 2010:
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
15. Subsequent Events

     On July 1, 2011, the Company acquired the assets of Peep.ly, LLC (“Social Bios”) which operates an online business that provides social media products specifically for the real estate industry. These products compile and integrate a user’s social networking profiles from various social media properties to build a website or landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user’s social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition costs will be allocated to the assets acquired, including intangibles assets, based on their respective fair values. The acquisition will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com®, Move.com, and Moving.com. Through our ListHub business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. In December 2010, the MortgageMatch.com web site was launched which leverages an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time, provides qualified buyers with an electronic pre-qualification letter and facilitates the purchase and consummation of mortgage loans. We also provide lead management software for real estate agents through our Top Producer® business.

     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive moving-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting 23 million consumers to our network, 677 million page views, and 309 million minutes spent on our web site for the month ended June 30, 2011. These performance results are according to comScore Media Metrix, and represent a substantial lead over the next leading real estate site in terms of page views and minutes. We also have significant relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

     Our vision is to win the hearts and minds of consumers, our customers, and our business partners. Move’s mission is to connect consumers and real estate professionals to facilitate transactions. In order to do this, we need to lay a platform foundation that includes third-party data aggregation from others, robust search capabilities and new core technology platforms to capture user data and provide an engaging user experience. Today, we provide the most current for sale property listings and information among all content aggregators on the web, with approximately 80% of the listings updated every 15 minutes. Our property listings are coupled with rich, timely neighborhood information including school data, demographics and crime statistics. In addition, we capture similar information on over 100 million properties that we track but that are not for sale. We also provide information about home values, mortgage options, moving solutions and topical data as part of our blogs.

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

     Throughout 2008, market conditions continued to decline and in late September 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts came to a halt. In 2009, consumer confidence declined and while mortgage rates declined, the credit standards were perceived to be the tightest they had been in the last 15 years. In addition, there was a substantial rise in unemployment that also affected the ability for people to buy properties and significantly increased the number of foreclosures on the market. The combination of these factors had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend or even to exit the market. In 2010, and in the first six months of 2011, these conditions did not significantly change, and continued to affect home prices which declined to 2002 levels.

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

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. In addition, banks continue to have significantly tighter credit standards for mortgage loans making home purchases that much more difficult. We believe these market conditions will continue to put pressure on spending by real estate professionals and brokers in the near term.
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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 13, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

     Three Months Ended June 30, 2011 and 2010

     Revenue

     Revenue decreased $0.8 million, or 2%, to $48.9 million for the three months ended June 30, 2011, compared to $49.7 million for the three months ended June 30, 2010. The decrease in revenue was primarily due to a decline in our Top Producer® 8i® subscriber base and associated revenues as well as Market Snapshot and Market Builder revenues due to reduced spending by real estate professionals along with declines in our Rentals showcase and featured listings revenue. These declines were partially offset by new product introductions, including ListHub reports, and fees from our operation and support of the MortgageMatch.com web site, launched in the fourth quarter of 2010.

     Cost of Revenue

     Cost of revenue decreased $0.6 million, or 6%, to $10.5 million for the three months ended June 30, 2011, compared to $11.1 million for the three months ended June 30, 2010. The decrease was primarily due to a $0.4 million decline in production and fulfillment costs associated with our featured products and a $0.2 million reduction in depreciation expense.

     Gross margin percentage increased to 79% for the three months ended June 30, 2011 compared to 78% for the three months ended June 30, 2010. The increase is primarily due to the decreased costs described above.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $1.0 million, or 5%, to $17.9 million for the three months ended June 30, 2011, compared to $18.9 million for the three months ended June 30, 2010. The decrease was primarily due to a $1.2 million decrease in personnel related costs, partially offset by other cost increases of $0.2 million.

     Product and web site development. Product and web site development expenses increased $0.9 million, or 11%, to $9.0 million for the three months ended June 30, 2011, compared to $8.1 million for the three months ended June 30, 2010. The increase was primarily due to an increase in personnel related costs of $1.2 million and other cost increases of $0.1 million, partially offset by decreased consulting costs of $0.4 million. The continued increase in product and web site development cost is a result of incremental investments in our technology platforms and new mobile applications.

     General and administrative. General and administrative expenses decreased $1.3 million, or 12%, to $9.5 million for the three months ended June 30, 2011, compared to $10.8 million for the three months ended June 30, 2010. The decrease was primarily due to reduced personnel related costs of $0.5 million, reduced legal costs of $0.4 million and other cost reductions of $0.4 million.

     Amortization of intangible assets. Amortization of intangible assets was $0.4 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Cost of revenue	$65	$45
Sales and marketing	391	430
Product and web site development	358	308
General and administrative	733	1,055
Total	$1,547	$1,838

     Stock-based compensation and charges decreased $0.3 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, mainly due to fewer options being granted.

     Interest Income, Net

     Interest income, net, decreased $0.2 million to less than $0.1 million for the three months ended June 30, 2011, compared to $0.2 million for the three months ended June 30, 2010, primarily due to reductions in our cash and cash equivalent balances.

     Other Income (Expense), Net

     Other expense, net of $0.1 million for the three months ended June 30, 2011 was mainly due to fluctuations in foreign exchange rates. Other expense, net of $1.1 million for the three months ended June 30, 2010 consisted primarily of the transaction fees associated with the sale of our entire portfolio of ARS.

     Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.com™ which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the three months ended June 30, 2011 and 2010, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets. For the three months ended June 30, 2011 and 2010, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes.

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

Results of Operations

     Six Months Ended June 30, 2011 and 2010

     Revenue

     Revenue decreased $0.3 million, or less than 1%, to $98.0 million for the six months ended June 30, 2011, compared to $98.3 million for the six months ended June 30, 2010. The decrease in revenue was primarily due to a decline in our Top Producer® 8i® subscriber base and associated revenues as well as Market Snapshot and Market Builder revenues due to reduced spending by real estate professionals along with declines in our Rentals showcase and featured listings revenue. These declines were partially offset by new product introductions, including ListHub reports, and fees from our operation and support of the MortgageMatch.com web site, launched in the fourth quarter of 2010.

     Cost of Revenue

     Cost of revenue decreased $0.8 million, or 4%, to $21.2 million for the six months ended June 30, 2011, compared to $22.0 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in production and fulfillment costs associated with our featured products.

     Gross margin percentage remained constant at 78% for the six months ended June 30, 2011 and 2010.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $1.0 million, or 3%, to 36.2 million for the six months ended June 30, 2011, compared to $37.2 million for the six months ended June 30, 2010. The decrease was primarily due to a $1.4 million decrease in personnel related costs, partially offset by other cost increases of $0.4 million.

     Product and web site development. Product and web site development expenses increased $1.8 million, or 11%, to $18.5 million for the six months ended June 30, 2011, compared to $16.7 million for the six months ended June 30, 2010. The increase was primarily due to an increase in personnel related costs of $2.6 million and other cost increases of $0.2 million, partially offset by decreased consulting costs of $1.0 million. The continued increase in product and web site development cost is a result of incremental investments in our new technology platforms and mobile applications.

     General and administrative. General and administrative expenses decreased $2.0 million, or 9%, to $19.5 million for the six months ended June 30, 2011, compared to $21.5 million for the six months ended June 30, 2010. The decrease was primarily due to reduced personnel related costs of $0.8 million, reduced facilities related costs of $0.5 million, reduced legal and accounting fees of $0.3 million, reduced depreciation expense of $0.2 million and other cost reductions of $0.2 million.

     Amortization of intangible assets. Amortization of intangible assets was $0.7 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cost of revenue	$118	$92
Sales and marketing	759	840
Product and web site development	677	790
General and administrative	1,730	2,184
Total	$3,284	$3,906

     Stock-based compensation and charges decreased $0.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, mainly due to fewer options being granted.

     Interest Income, Net

     Interest income, net, decreased $0.7 million to less than $0.1 million for the six months ended June 30, 2011, compared to $0.7 million for the six months ended June 30, 2010, primarily due to reductions in our cash and cash equivalent balances as well as higher interest rates that were earned on our investment in auction rate securities (“ARS”) prior to selling the portfolio in April 2010.

     Impairment of Auction Rate Securities

     In April 2010, we completed a sale of our entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, an other-than-temporary loss of $19.6 million was recorded for the six months ended June 30, 2010.

     Other Income (Expense), Net

     Other income, net of $0.4 million for the six months ended June 30, 2011 consisted primarily of gains on sale of certain investments. Other expense, net of $1.1 million for the six months ended June 30, 2010 consisted primarily of the transaction fees associated with the sale of our entire portfolio of ARS.

     Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite lived intangible assets as a result of the purchase of Moving.com™ which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the six months ended June 30, 2011 and 2010, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the six months ended June 30, 2011 and 2010, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes.

     Liquidity and Capital Resources

     Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2011 was attributable to the net income of $2.5 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating $8.2 million, offset by a $5.8 million change in operating assets and liabilities.

     Net cash provided by operating activities of $9.3 million for the six months ended June 30, 2010 was attributable to the net loss from continuing operations of $19.0 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $28.3 million.

     Net cash used in investing activities of $2.9 million for the six months ended June 30, 2011 was primarily attributable to capital expenditures of $3.8 million, partially offset by $0.9 million in distributions of earnings from our unconsolidated joint venture.

     Net cash provided by investing activities of $103.8 million for the six months ended June 30, 2010 was primarily attributable to proceeds from the sale of auction rate securities of $109.8 million, partially offset by capital expenditures of $6.0 million.

     Net cash used in financing activities of $71.0 million for the six months ended June 30, 2011 was primarily attributable to the redemption of a portion of the Series B convertible preferred stock for $70.0 million, payments of dividends on our Series B convertible preferred stock of $1.2 million and tax withholdings related to net share settlements of restricted stock awards of $0.2 million, partially offset by cash proceeds from the exercised of stock options of $0.4 million.

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

     We have generated positive operating cash flows in each of the last three fiscal years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Originally, under our Series B Preferred Stock Agreement, beginning in November 2010, we were obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share or approximately $4.1 million per annum. However, on February 9, 2011, we reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of our Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends. On February 22, 2011, we consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock under the same terms. Subsequent to said redemption, the Company is obligated to pay cash dividends of approximately $1.7 million per annum.

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

     We believe that, even after the events discussed above, our existing cash, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and in Note 13, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report and in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. [Removed and Reserved]

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibits
10.84	Move, Inc. 2011 Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, filed July 1, 2011).
10.85	Form of Stock Option Award Certificate under the Move, Inc. 2011 Incentive Plan.
10.86	Form of Restricted Stock Award Certificate under the Move, Inc. 2011 Incentive Plan.
10.87	Steven H. Berkowitz 2011 Management Incentive Plan.
10.88	Robert J. Krolik 2011 Management Incentive Plan.
10.89	Errol G. Samuelson 2011 Management Incentive Plan.
10.90	James S. Caulfield 2011 Management Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements, and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ ROBERT J. KROLIK
Robert J. Krolik
Chief Financial Officer

Date: August 9, 2011

EXHIBIT INDEX

Exhibit
Number	Description
10.84	Move, Inc. 2011 Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8, filed July 1, 2011).
10.85	Form of Stock Option Award Certificate under the Move, Inc. 2011 Incentive Plan.
10.86	Form of Restricted Stock Award Certificate under the Move, Inc. 2011 Incentive Plan.
10.87	Steven H. Berkowitz 2011 Management Incentive Plan.
10.88	Robert J. Krolik 2011 Management Incentive Plan.
10.89	Errol G. Samuelson 2011 Management Incentive Plan.
10.90	James S. Caulfield 2011 Management Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements, and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.