Form 10-Q
period 2011-09-30
MOVE INC
filed 2011-11-04
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

     At November 1, 2011, the registrant had 154,358,287 shares of its common stock outstanding.

INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31,
	2010	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended
	September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30,
	2011 and 2010 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	[Removed and Reserved]	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

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
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$81,264	$158,517
Accounts receivable, net	11,230	9,680
Other current assets	8,283	7,621
Total current assets	100,777	175,818

Property and equipment, net	19,857	21,934
Investment in unconsolidated joint ventures	6,444	7,165
Goodwill, net	24,450	24,450
Intangible assets, net	7,716	8,324
Other assets	578	1,327
Total assets	$159,822	$239,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,504	$6,403
Accrued expenses	15,919	16,281
Deferred revenue	11,059	13,696
Total current liabilities	30,482	36,380

Other non-current liabilities	3,352	3,300
Total liabilities	33,834	39,680

Commitments and contingencies (see note 17)

Series B convertible preferred stock	48,422	116,564

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	154	159
Additional paid-in capital	2,119,680	2,124,554
Accumulated other comprehensive income	273	372
Accumulated deficit	(2,042,541)	(2,042,311)
Total stockholders’ equity	77,566	82,774
Total liabilities and stockholders’ equity	$159,822	$239,018

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
	(Unaudited)
Revenue	$46,466	$50,256	$144,456	$148,590
Cost of revenue	9,959	10,766	31,203	32,782
Gross profit	36,507	39,490	113,253	115,808

Operating expenses:
Sales and marketing	16,281	18,631	52,524	55,835
Product and web site development	8,437	8,855	26,899	25,517
General and administrative	10,823	10,877	30,352	32,366
Amortization of intangible assets	397	139	1,108	348
Total operating expenses	35,938	38,502	110,883	114,066

Operating income	569	988	2,370	1,742
Interest (expense) income, net	(2)	33	33	767
Earnings of unconsolidated joint venture	367	342	718	641
Impairment of auction rate securities	—	—	—	(19,559)
Other (expense) income, net	(99)	(42)	278	(1,144)

Income (loss) from operations before income taxes	835	1,321	3,399	(17,553)
Income tax expense (benefit)	31	(404)	123	(313)

Net income (loss)	804	1,725	3,276	(17,240)
Convertible preferred stock dividend and related accretion	(562)	(1,350)	(3,506)	(4,024)

Net income (loss) applicable to common stockholders	$242	$375	$(230)	$(21,264)

Basic income (loss) per share applicable to common stockholders: (see note 13)
Basic net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.00)	$(0.14)

Diluted income (loss) per share applicable to common stockholders: (see note 13)
Diluted net income (loss) per share applicable to common stockholders	$0.00	$0.00	$(0.00)	$(0.14)

Shares used to calculate basic and diluted net income (loss) per share applicable to common stockholders: (see note 13)
Basic	157,117	155,711	157,720	154,957

Diluted	159,908	159,527	157,720	154,957

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,276	$(17,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,979	7,637
Amortization of intangible assets	1,108	348
Provision for (reversal of) doubtful accounts	99	(84)
Loss on sales and disposals of assets	126	—
Impairment of auction rate securities	—	19,559
Stock-based compensation and charges	4,441	5,765
Earnings of unconsolidated joint venture	(718)	(641)
Other non-cash items	(52)	(153)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,649)	1,346
Other assets	88	1,059
Accounts payable and accrued expenses	(3,189)	675
Deferred revenue	(2,649)	(602)
Net cash provided by operating activities	7,860	17,669

Cash flows from investing activities:
Purchases of property and equipment	(5,075)	(7,838)
Acquisitions, net of cash acquired	(500)	(12,371)
Proceeds from the sale of auction rate securities	—	109,841
Proceeds from dissolution of joint venture	499	—
Principal payments on notes receivable	—	1,000
Proceeds from the sale of marketable equity securities	—	14
Distribution of earnings from unconsolidated joint venture	940	—
Net cash (used in) provided by investing activities	(4,136)	90,646

Cash flows from financing activities:
Proceeds from exercise of stock options	608	4,467
Redemption of convertible preferred stock	(70,000)	—
Repurchases of common stock	(9,617)	—
Payment of dividend on convertible preferred stock	(1,579)	—
Tax payment related to net share settlements of restricted stock awards	(312)	(98)
Proceeds from line of credit	—	64,700
Principal payments on line of credit	—	(129,330)
Restricted cash	—	462
Proceeds from loan payable	—	316
Principal payments on loan payable	(77)	(58)
Net cash used in financing activities	(80,977)	(59,541)

Change in cash and cash equivalents	(77,253)	48,774

Cash and cash equivalents, beginning of period	158,517	106,847

Cash and cash equivalents, end of period	$81,264	$155,621

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. The Company’s flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through its ListHub business, the Company is an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. The Company also integrates into its REALTOR.com® web site an online-facing decision and pricing engine that allows potential buyers to explore mortgage options in real time, helps provide qualified buyers with an electronic pre-qualification letter and facilitates the purchase and consummation of mortgage loans through a third-party mortgage provider. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.

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

4. Acquisitions

     On July 1, 2011, the Company acquired the assets of Peep.ly, LLC (“Social Bios”). The Social Bios assets include social media products that can compile and integrate a user’s social networking profiles from various social media properties to build a website or landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user’s social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition costs have been allocated to purchased technology and are being amortized over an estimated useful life of three years. The acquisition did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     On September 20, 2010, the Company acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for $13.1 million in cash. Threewide is the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for brokers, real estate franchises, multiple listing services and real estate web sites. The total purchase price has been allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values. The $13.1 million purchase price was allocated $0.6 million to net tangible assets (which included $0.7 million of cash acquired), $5.1 million to intangible assets with estimated useful lives of five years, $0.5 million to indefinite lived trade name and trademarks, and the remaining $6.9 million was allocated to goodwill. In connection with the purchase accounting, the Company recorded a net deferred tax liability of $0.2 million associated with the indefinite lived intangible and an income tax benefit of $0.5 million for the three and nine months ended September 30, 2010 (see Note 16), resulting in additional goodwill of $0.7 million being recorded. At September 30, 2011 and 2010, the Company had goodwill of $7.6 million and net intangible assets of $4.5 million and $5.5 million, respectively, associated with the Threewide acquisition. The financial results of Threewide are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

5. Investment in Unconsolidated Joint Ventures

     In August 2010, the Company entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $0.5 million, reflecting such cash payment. The Mortgage Match business was operated by the Company’s joint venture partner or one of its affiliates under an Interim Services Agreement also entered into in August 2010, under which the Company operated the MortgageMatch.com website, performed various supporting services and received a fixed monthly fee.

     During the three months ended September 30, 2011, the Company and its joint venture partner decided to dissolve the joint venture. As a result of the dissolution, the Company received a distribution of $0.5 million which represented the refund of its initial investment. In addition, the Company incurred $0.6 million in costs related to the dissolution of the joint venture which are included in general and administrative expenses for the three and nine months ended September 30, 2011.

6. Impairment of Auction Rate Securities

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

     In April 2010, the Company completed the sale of its entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded as Impairment of Auction Rate Securities in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010. The transaction costs of approximately $1.0 million associated with this transaction were recorded as other expense in the nine months ended September 30, 2010.

7. Fair Value Measurements

     Financial assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are classified based on the fair value hierarchy in the table below (in thousands):

	Fair Value Measurement
	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Description:
Assets:
Cash and cash equivalents (1)	$81,264	$81,264	$—	$—	$158,517	$158,517	$—	$—
Total assets at fair value	$81,264	$81,264	$—	$—	$158,517	$158,517	$—	$—
____________________

(1)	Cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At September 30, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8. Revolving Line of Credit

     On September 20, 2011, the Company entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At September 30, 2011, the Company had no borrowings outstanding under the line of credit. The line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among other financial and other covenants, the line of credit provides that the Company must maintain tangible net worth of $50.0 million, a quick ratio of 1.50 to 1.0, and adjusted EBITDA of $17.0 million on a twelve month rolling basis. The Company was in compliance with these covenants as of September 30, 2011. The line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles it now or subsequently owns. In addition, the Company has pledged the capital stock in its current and future subsidiaries as further collateral for the line of credit.

9. Goodwill and Intangible Assets

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

	September 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$519	$3,060	$518
Content syndication agreements	3,800	781	3,800	211
Purchased technology	1,900	1,159	1,400	967
National Association of Realtors (“NAR”) operating agreement	1,578	1,465	1,578	1,352
Other	2,680	1,378	2,680	1,146
Total	$13,018	$5,302	$12,518	$4,194

     Amortization expense for intangible assets was $0.4 million and $0.1 million for the three month periods ended September 30, 2011 and 2010, respectively, and $1.1 million and $0.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.

Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Amount
2011 (remaining 3 months)	$397
2012	1,513
2013	1,272
2014	1,155
2015	780

10. Stock-Based Compensation and Charges

Restricted Stock

     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived compensation as a director). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. During the nine months ended September 30, 2011, the Company granted 130,910 shares of restricted stock to certain non-employee members of its Board of Directors. Additionally, during the nine month period ended September 30, 2011, the Company granted 30,000 shares of common stock to the Chairman of the Board of Directors which was immediately vested. During the nine months ended September 30, 2010, the Company granted 139,098 shares of restricted stock to certain non-employee members of its Board of Directors. There were 372,125 and 432,105 unvested shares of restricted stock issued to members of the Company’s Board of Directors as of September 30, 2011 and 2010, respectively. Total cost recognized was $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively, and is included in stock-based compensation and charges.

     During the nine months ended September 30, 2011, the Company granted 1,315,000 shares of restricted stock to certain executive employees. These shares, subject to certain terms and restrictions, vest in four annual installments over the four year period following the grant date. These shares had a grant date fair value of $2.5 million which is being amortized over the four-year vesting term. Total cost recognized was $0.1 million for the three and nine months ended September 30, 2011, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 1,800,000 shares of restricted stock to its new Chief Executive Officer (“CEO”) as part of his employment agreement with the Company. These shares had a grant date fair value of $2.7 million, 700,000 of which shares vested immediately, 500,000 of which shares vested one year from the grant date and 600,000 of which shares vest two years from the grant date, subject to certain terms and restrictions. The fair value of the 700,000 immediately vested shares was recognized as stock-based compensation immediately, with the fair value of the remaining shares being amortized over their respective vesting periods. Total cost recognized was less than $0.1 million for the nine months ended September 30, 2011, and was $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Company issued 350,000 shares of restricted stock to two other executives newly hired by the Company, as part of their employment agreements with the Company. These shares had an aggregate grant date fair value of $0.9 million. These shares, subject to certain terms and restrictions, vest in three annual installments over the three year period following their respective grant dates. During the three months ended September 30, 2011, these executives resigned and the unvested restricted shares were forfeited, resulting in a $0.1 million reversal of stock-based compensation and charges previously recognized. Total cost recognized for the three and nine months ended September 30, 2010 was $0.1 million and $0.4 million, respectively, and is included in stock-based compensation and charges.

Performance Based Restricted Stock Units

     During the year ended December 31, 2010, the Board of Directors awarded 750,000 shares of performance-based restricted stock units to members of the management team. These awards will be earned based on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) relating to the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the fiscal year ending December 31, 2011. These awards had an aggregate grant date fair value of $1.7 million; however, no stock-based compensation has been recognized due to the assumption that the performance goals established for these awards will not be attained for the year ending December 31, 2011. As of September 30, 2011, 650,000 shares of these performance-based restricted shares remain outstanding with an aggregate grant date fair value of $1.5 million.

     During the year ended December 31, 2009, the Board of Directors awarded 700,000 shares of performance-based restricted stock units to its CEO as part of his employment agreement with the Company. These awards were to be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal year ending December 31, 2011. The performance goals were established on April 9, 2010, however, on November 23, 2010, the Company’s Board of Directors modified the performance goals. The modified performance goals were based only on the Company’s EBITDA results for the fiscal year ending December 31, 2011, and the modification established a new measurement date for the fair value of the award which was re-established at $1.6 million. Total cost recognized for the nine months ended September 30, 2011 was $0.5 million, based on an assumed probability of achieving the performance goals for the year ending December 31, 2011, and is included in stock-based compensation and charges.

     During the year ended December 31, 2009, the Board of Directors awarded 375,000 shares of performance-based restricted stock units to two other executives newly hired by the Company, as part of their employment agreements. These awards were to be earned based on the attainment of certain performance goals relating to the Company’s revenues and EBITDA for the fiscal years ending December 31, 2010, 2011 and 2012. The Company issued 96,875 shares associated with awards earned based on the attainment of performance goals relating to the fiscal year ended December 31, 2010. The performance goals for fiscal year ending December 31, 2011 were established on April 9, 2010. However, on November 23, 2010, the Company’s Board of Directors modified the performance goals. The modified performance goals were based only on the Company’s EBITDA results for the fiscal year ending December 31, 2011, and the modification established a new measurement date for the fair value of the awards which was re-established at $0.9 million. During the three months ended September 30, 2011, these executives resigned and the unearned restricted stock units were forfeited resulting in a reversal of all expense previously recognized.

     The Company awarded no new performance-based restricted stock units to any of its executive officers or employees during the nine months ended September 30, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rates	0.89%-1.35%	1.27%-1.70%	0.89%-2.30%	1.27%-2.43%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	80%	75%-80%	80%-85%

     The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$52	$44	$170	$136
Sales and marketing	307	400	1,066	1,240
Product and web site development	238	453	915	1,243
General and administrative	560	962	2,290	3,146
Total stock-based compensation and charges	$1,157	$1,859	$4,441	$5,765

11. Redemption of Series B Convertible Stock

     On February 9, 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. On February 22, 2011, the Company consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock, which stock is held under the same terms as applied to the original purchase of Series B Preferred Stock. As a result of the redemption, Elevation’s entitlement to representation on the Company’s Board of Directors fell from two board seats to one. However, the Company’s Board of Directors waived the obligation of one of the Elevation-appointed directors to resign as a result of the above-described (partial) redemption and both Elevation-appointed directors continued as directors through the date of the Company’s Annual Meeting on June 15, 2011. The Company’s Board of Directors, in its Proxy Statement filed with the SEC on April 28, 2011, recommended to the Company’s shareholders that they elect Roger B. McNamee, a prior Elevation-appointed director, to the Company’s Board of Directors at the Company’s 2011 Annual Meeting. The shareholders accepted this recommendation and elected Mr. McNamee as a director during the Company’s 2011 Annual Meeting. The dividend the Company is obligated to pay on the remaining unredeemed Series B Preferred Stock pursuant to the original purchase terms is approximately $1.7 million per annum, to be paid in cash.

12. Common Stock Repurchases

     In February 2011, the Company’s Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of the Company’s outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, the Company may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of the Company’s common stock. As of September 30, 2011, the Company had repurchased 5,930,005 shares of its common stock for a total price of $9.6 million.

13. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$804	$1,725	$3,276	$(17,240)
Convertible preferred stock dividend and related accretion	(562)	(1,350)	(3,506)	(4,024)
Net income (loss) applicable to common stockholders	$242	$375	$(230)	$(21,264)

Denominator:
Basic weighted average shares outstanding	157,117	155,711	157,720	154,957
Add: dilutive effect of options and restricted stock	2,791	3,816	—	—
Fully diluted weighted average shares outstanding	159,908	159,527	157,720	154,957
Basic net income (loss) applicable to common stockholders:
Net income (loss) applicable to common stockholders	$0.00	$0.00	$(0.00)	$(0.14)
Diluted net income (loss) applicable to common stockholders:
Net income (loss) applicable to common stockholders	$0.00	$0.00	$(0.00)	$(0.14)

     Because their effects would be anti-dilutive for the periods presented, the denominator in the above computation of diluted income (loss) per share excludes preferred stock and stock options of 32,633,743 and 45,179,291 for the three months ended September 30, 2011 and 2010, respectively, and 49,171,544 and 62,383,313 for the nine months ended September 30, 2011 and 2010, respectively.

14. Other Comprehensive Income

     The components of other comprehensive income are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$804	$1,725	$3,276	$(17,240)
Unrealized gain (loss) on marketable securities	—	—	—	(3)
Reclass of unrealized loss on auction rate securities	—	—	—	17,600
Foreign currency translation	(62)	3	(98)	(107)
Other comprehensive income	$742	$1,728	$3,178	$250

15. Related-Party Transactions

     The Company provided product development services to the National Association of Realtors (“NAR”) and recognized $0.3 million and $0.7 million in revenues for the three and nine months ended September 30, 2011, respectively. The Company also makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

16. Income Taxes

     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. In the three and nine months ended September 30, 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets. In the three and nine months ended September 30, 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. In the three and nine months ended September 30, 2010, the Company recorded an income tax benefit as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of the business combination described in Note 4. The income tax benefit was partially offset by state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets.

     As of September 30, 2011, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three or nine months ended September 30, 2011 and 2010. The tax years 1993-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

17. Commitments and Contingencies

Legal Proceedings

     The Company is currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and below in this Note 17. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in our Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

     On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Sarkisian case”), Real Estate Alliance, Limited (“REAL”), moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from the Company. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether the Company’s web sites infringe the REAL patents.

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

     In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (“Circuit Court”), and in October, 2010, the Company filed its opposition. On March 22, 2011, the Circuit Court concluded that the district court erred in certain of its claim construction and vacated and remanded the case for further proceedings. On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the Circuit Court to enter summary judgment in its favor. No hearing date is scheduled at this time. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

18. Supplemental Cash Flow Information

     During the nine month period ended September 30, 2011:
   The Company issued 96,875 shares of stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements. The charge associated with these shares of $0.2 million was recognized as stock based compensation during the year ended December 31, 2010.

  The Company issued 130,910 shares of restricted common stock to certain non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized as stock-based compensation over the three-year vesting period.

  The Company issued 30,000 shares of common stock to the Chairman of the Board of Directors which was immediately vested. The charge associated with these shares of $0.1 million was recognized as stock based compensation during the nine months ended September 30, 2011.

  The Company issued 1,315,000 shares of restricted common stock to certain executive employees which vest over four years. The charge associated with these shares was $2.5 million and is being recognized as stock-based compensation over the four-year vesting period.

  The Company declared and accrued $0.4 million in cash dividends on its Series B Preferred Stock as of September 30, 2011.
During the nine month period ended September 30, 2010:
  The Company paid $0.1 million in interest.

  The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million.

  The Company issued 139,098 shares of restricted common stock to certain non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized as stock-based compensation over the three-year vesting period.

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

Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide an important resource for consumers seeking the online information and connections they need regarding real estate. Our flagship consumer web sites are REALTOR.com®, Move.com, and Moving.com. Through our ListHub business, we are an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. We also integrate into our REALTOR.com® web site an online-facing decision and pricing engine that allows potential buyers to explore mortgage options in real time, helps provide qualified buyers with an electronic pre-qualification letter and facilitates the purchase and consummation of mortgage loans through a third-party mortgage provider. We also provide lead management software for real estate agents through our Top Producer® business.

     On our web sites, we display comprehensive real estate property content, with over four million resale, new home and rental listings, as well as extensive moving-related information and tools. We hold a significant leadership position in terms of web traffic and minutes, attracting 20 million consumers to our network, 619 million page views, and 290 million minutes spent on our web site for the month ended September 30, 2011. These performance results are according to comScore Media Metrix, and represent a substantial lead over the next leading real estate site in terms of page views and minutes. We also have significant relationships with the real estate industry, including content agreements with approximately 900 Multiple Listing Services (“MLS”) across the country and exclusive relationships with the National Association of REALTORS® (“NAR”) and the National Association of Home Builders (“NAHB”).

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

     Throughout 2008, market conditions continued to decline and in late September 2008, the stock market declines negatively impacted the liquidity of the markets in general and have contributed to the decline in consumer spending. With the exception of very few markets, new home starts came to a halt. In 2009, consumer confidence declined and while mortgage rates declined, the credit standards were perceived to be the tightest they had been in the last 15 years. In addition, there was a substantial rise in unemployment that also affected the ability for people to buy properties and significantly increased the number of foreclosures on the market. The combination of these factors had a negative impact on the demand for homes. These changing conditions resulted in fewer home purchases and forced many real estate professionals to reconsider their marketing spend or even to exit the market. In 2010, and in the first nine months of 2011, these conditions did not significantly change, and continued to affect home prices which declined to 2002 levels.

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

Acquisitions

     On July 1, 2011, we acquired the assets of Peep.ly, LLC (“Social Bios”). The Social Bios assets include social media products that can compile and integrate a user’s social networking profiles from various social media properties to build a website or landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user’s social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition costs have been allocated to purchased technology and are being amortized over an estimated useful life of three years. The acquisition did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Investment in Unconsolidated Joint Ventures

     In August 2010, we entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. We recorded our initial investment in the joint venture at $0.5 million, reflecting such cash payment. The Mortgage Match business was operated by our joint venture partner or one of its affiliates under an Interim Services Agreement also entered into in August 2010, under which we operated the MortgageMatch.com website, performed various supporting services and received a fixed monthly fee.

     During the three months ended September 30, 2011, we and our joint venture partner decided to dissolve the joint venture. As a result of that dissolution, we received a distribution of $0.5 million which represented the refund of our initial investment. In addition, we incurred $0.6 million in costs related to the dissolution of the joint venture which are included in general and administrative expenses for the three and nine months ended September 30, 2011.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011, as compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies—Legal Proceedings,” to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Note 17, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

     Three Months Ended September 30, 2011 and 2010

     Revenue

     Revenue decreased $3.8 million, or 8%, to $46.5 million for the three months ended September 30, 2011, compared to $50.3 million for the three months ended September 30, 2010. The decrease in revenue was primarily due to a decline in our REALTOR.COM® products as we experienced lower listing enhancement, Featured HomeTM and Featured CommunityTM revenue directly related to reduced spending by our agent customers in response to the general economic conditions. In addition, there was a decline in our Top Producer® 8i® subscriber base and associated revenues as well as Market Snapshot and Market Builder revenues due to reduced spending by real estate professionals along with declines in our Rentals showcase and featured listings revenue. These declines were partially offset by new product introductions, including ListHub reports, and fees associated with providing product development services to the NAR.

     Cost of Revenue

     Cost of revenue decreased $0.8 million, or 7%, to $10.0 million for the three months ended September 30, 2011, compared to $10.8 million for the three months ended September 30, 2010. The decrease was primarily due to a $0.3 million decline in production and fulfillment costs associated with our featured products, a $0.2 million reduction in depreciation expense, a $0.2 million decrease in personnel related costs and other cost decreases of $0.1 million.

     Gross margin percentage remained constant at 79% for the three months ended September 30, 2011 and 2010, respectively.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $2.3 million, or 13%, to $16.3 million for the three months ended September 30, 2011, compared to $18.6 million for the three months ended September 30, 2010. The decrease was primarily due to a $1.7 million decrease in personnel related costs directly related to reduced revenues and a $0.7 million decrease in online distribution costs, partially offset by other cost increases of $0.1 million.

     Product and web site development. Product and web site development expenses decreased $0.4 million, or 5%, to $8.5 million for the three months ended September 30, 2011, compared to $8.9 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease in consulting costs of $0.7 million and other cost decreases of $0.1 million, partially offset by increased personnel related costs of $0.4 million.

     General and administrative. General and administrative expenses decreased less than $0.1 million, or less than 1%, to $10.8 million for the three months ended September 30, 2011, compared to $10.9 million for the three months ended September 30, 2010. The decrease was primarily due to reduced personnel related costs of $0.9 million and other cost decreases of $0.2 million, partially offset by joint venture dissolution costs of $0.6 and increased outside legal fees of $0.4 million.

     Amortization of intangible assets. Amortization of intangible assets was $0.4 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010 and in the three months ended September 30, 2011.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Cost of revenue	$52	$44
Sales and marketing	307	400
Product and web site development	238	453
General and administrative	560	962
Total	$1,157	$1,859

     Stock-based compensation and charges decreased $0.7 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, mainly due to the reversal of expense recognized for restricted stock awards and restricted stock units forfeited or not expected to vest during the three months ended September 30, 2011.

     Interest Income, Net

     Interest income, net remained relatively constant for the three months ended September 30, 2011 and 2010.

     Other Income (Expense), Net

     Other expense, net remained relatively constant for the three months ended September 30, 2011 and 2010.

     Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the three months ended September 30, 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets. For the three months ended September 30, 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. For the three months ended September 30, 2010, we recorded an income tax benefit as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets.

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

Results of Operations

     Nine Months Ended September 30, 2011 and 2010

     Revenue

     Revenue decreased $4.1 million, or 3%, to $144.5 million for the nine months ended September 30, 2011, compared to $148.6 million for the nine months ended September 30, 2010. The decrease in revenue was primarily due to a decline in our Top Producer® 8i® subscriber base and associated revenues as well as Market Snapshot and Market Builder revenues due to reduced spending by real estate professionals along with declines in our REALTOR.COM® and Rentals showcase and featured listings revenue. These declines were partially offset by new product introductions, including ListHub reports, fees from our operation and support of the MortgageMatch.com web site, launched in the fourth quarter of 2010 and terminated in the third quarter of 2011, and fees associated with providing development services to the NAR.

     Cost of Revenue

     Cost of revenue decreased $1.6 million, or 5%, to $31.2 million for the nine months ended September 30, 2011, compared to $32.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in production and fulfillment costs associated with our featured products of $1.2 million, a decrease in depreciation expense of $0.5 million, a decrease in royalties of $0.5 million, a decrease in credit card processing fees of $0.3 million and other cost decreases of $0.1 million, partially offset by a $1.0 million increase in technology licensing fees related to the new mortgage functionality.

     Gross margin percentage remained constant at 78% for the nine months ended September 30, 2011 and 2010.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $3.3 million, or 6%, to $52.5 million for the nine months ended September 30, 2011, compared to $55.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a $3.1 million decrease in personnel related costs directly related to reduced revenues and a $0.7 million decrease in online distribution costs, partially offset by increased software and hardware costs of $0.4 million and other cost increases of $0.1 million.

     Product and web site development. Product and web site development expenses increased $1.4 million, or 5%, to $26.9 million for the nine months ended September 30, 2011, compared to $25.5 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in personnel related costs of $3.0 million and other cost increases of $0.1 million, partially offset by decreased consulting costs of $1.7 million. The continued increase in product and web site development cost is a result of incremental investments in our new technology platforms and mobile applications.

     General and administrative. General and administrative expenses decreased $2.0 million, or 6%, to $30.4 million for the nine months ended September 30, 2011, compared to $32.4 million for the nine months ended September 30, 2010. The decrease was primarily due to reduced personnel related costs of $1.7 million, reduced facilities related costs of $0.6 million, decreased depreciation expense of $0.2 million and other cost reductions of $0.1 million, partially offset by an increase due to joint venture dissolution costs of $0.6 million.

     Amortization of intangible assets. Amortization of intangible assets was $1.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010 and during the three months ended September 30, 2011.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cost of revenue	$170	$136
Sales and marketing	1,066	1,240
Product and web site development	915	1,243
General and administrative	2,290	3,146
Total	$4,441	$5,765

     Stock-based compensation and charges decreased $1.3 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, mainly due to the reversal of expense recognized for restricted stock awards and restricted stock units forfeited or not expected to vest during the nine months ended September 30, 2011 and fewer options being granted.

     Interest Income, Net

     Interest income, net, decreased $0.7 million to less than $0.1 million for the nine months ended September 30, 2011, compared to $0.8 million for the nine months ended September 30, 2010, primarily due to reductions in our cash and cash equivalent balances as well as higher interest rates that were earned on our investment in auction rate securities (“ARS”) prior to selling the portfolio in April 2010.

     Impairment of Auction Rate Securities

     In April 2010, we completed a sale of our entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the impending sale, an other-than-temporary loss of $19.6 million was recorded for the nine months ended September 30, 2010.

     Other Income (Expense), Net

     Other income, net of $0.3 million for the nine months ended September 30, 2011 consisted primarily of gains on sale of certain investments. Other expense, net of $1.1 million for the nine months ended September 30, 2010 consisted primarily of the transaction fees associated with the sale of our entire portfolio of ARS.

     Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the nine months ended September 30, 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets. For the nine months ended September 30, 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes. For the nine months ended September 30, 2010, we recorded an income tax benefit as a result of a change in the valuation allowances resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination partially offset by state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets.

     Liquidity and Capital Resources

     Net cash provided by operating activities of $7.9 million for the nine months ended September 30, 2011 was attributable to the net income of $3.3 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, loss on sales and disposals of assets, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $12.0 million, offset by a $7.4 million change in operating assets and liabilities.

     Net cash provided by operating activities of $17.7 million for the nine months ended September 30, 2010 was attributable to the net loss of $17.2 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture other non-cash items aggregating to $32.4 million and changes in operating assets and liabilities of $2.5 million.

     Net cash used in investing activities of $4.1 million for the nine months ended September 30, 2011 was primarily attributable to capital expenditures of $5.0 million and acquisitions, net of cash acquired of $0.5 million, partially offset by $0.9 million in distributions of earnings from our unconsolidated joint venture and proceeds from the dissolution of our mortgage joint venture of $0.5 million.

     Net cash provided by investing activities of $90.6 million for the nine months ended September 30, 2010 was primarily attributable to proceeds from the sale of auction rate securities of $109.8 million and payments received on note for sale of business of $1.0 million, partially offset by acquisitions, net of cash acquired of $12.4 million and capital expenditures of $7.8 million.

     Net cash used in financing activities of $81.0 million for the nine months ended September 30, 2011 was primarily attributable to the redemption of a portion of the Series B convertible preferred stock for $70.0 million, repurchases of the Company’s common stock of $9.6 million, payments of dividends on our Series B convertible preferred stock of $1.6 million, tax withholdings related to net share settlements of restricted stock awards of $0.3 million and principal payments on loan payable of $0.1 million, partially offset by cash proceeds from the exercised of stock options of $0.6 million.

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

     We have generated positive operating cash flows in each of the last three fiscal years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Originally, under our Series B Preferred Stock Agreement, beginning in November 2010, we were obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share or approximately $4.1 million per annum. However, on February 9, 2011, we reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of our Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends. On February 22, 2011, we consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of our outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock under the same terms. Subsequent to said redemption, we are obligated to pay cash dividends of approximately $1.7 million per annum.

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of September 30, 2011, we had repurchased 5,930,005 shares of our common stock for a total price of $9.6 million.

     On September 20, 2011, we entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At September 30, 2011, we had no borrowings outstanding under the line of credit. The line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among other financial and other covenants, the line of credit provides that we must maintain net tangible worth of $50.0 million, a quick ratio of 1.50 to 1.0, and adjusted EBITDA of $17.0 million on a twelve month rolling basis. We were in compliance with these covenants as of September 30, 2011. The line of credit is collateralized by our cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles we now or subsequently own. In addition, we have pledged the capital stock in our current and future subsidiaries as further collateral for the line of credit.

     We believe that, even after the events discussed above, our existing cash, line of credit, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

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

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in certain legal proceedings, as discussed in Note 21, “Commitments and Contingencies- Legal Proceedings”, to our Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”) and in Note 17, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Form 10-Q. As of the date of this Form 10-Q and except as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report and in Note 17 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding our purchases of our common stock during the three months ended September 30, 2011 (in thousands, except share data):

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number		Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs	or Programs
7/1/11 — 7/31/11	—	—	—	$25,000
8/1/11 — 8/31/11	1,272,194	$1.65	1,272,194	$22,899
9/1/11 — 9/30/01	4,657,811	$1.61	4,657,811	$15,383
Total	5,930,005	$1.62	5,930,005	$15,383
____________________

(1)	In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of September 30, 2011, we had repurchased 5,930,005 shares of our common stock for a total price of $9.6 million.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. [Removed and Reserved]

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     Exhibits

Exhibit
No.	Description
3.1
Amended and Restated Articles of Incorporation  of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated and filed on October 21, 2010).
10.91	Loan Agreement entered into on September 20, 2011, by and between Move, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on September 26, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ PATRICIA A. WEHR
Patricia A. Wehr
Chief Accounting Officer

Date: November 4, 2011

EXHIBIT INDEX

Exhibit
No.	Description
3.1
Amended and Restated Articles of Incorporation  of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated and filed on October 21, 2010).
10.91	Loan Agreement entered into on September 20, 2011, by and between Move, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on September 26, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.