Form 10-K
period 2011-12-31
MOVE INC
filed 2012-02-17
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-26659
Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

910 East Hamilton Avenue
Campbell, California	95008
(Address of Principal Executive	(Zip Code)
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
_______________

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2011*	$281,143,749
Number of shares of common stock outstanding as of February 10, 2012	39,437,719

*	Based on the closing price of the common stock of $2.19 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2012 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2011

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

PART I

Item 1. Business.

OVERVIEW

     With REALTOR.com as our flagship web site and brand, Move, Inc. (“Move”, “we”, “our” or “us”) is the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move’s purpose is to empower people to love where they live. By connecting consumers and real estate professionals in order to facilitate transactions, we aim to realize our purpose and win the hearts and minds of our consumers, customers and business partners in the process.

     Through the collection of assets we have developed over 15 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

     We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 13 countries worldwide. Our for sale listing content, comprising nearly 4 million properties as of December 31, 2011, and accessible in 11 different languages, represents the most comprehensive, accurate and up to date collection of its kind, online or offline. Through REALTOR.com and our mobile applications, we display approximately 98% of all for sale properties listed in the U.S. We source this content directly from our relationships with approximately 900 Multiple Listing Services (“MLSs”) across the country, with approximately 85% of those listings updated every 15 minutes and the remaining listings updated daily.

     REALTOR.com’s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. Approximately 20 million users each month, representing a 30% year-over-year increase (comparing the average monthly number of users visiting REALTOR.com in 2011 and 2010), viewing an average of over 400 million pages each month in 2011 and spending an average of over 300 million minutes on the web site each month in 2011, interact with nearly 400,000 real estate professionals on REALTOR.com and our mobile applications. In 2011, we delivered 60% more connections between our consumers and real estate professionals than the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to our consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

     In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals. Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals – who are both customers of our business and suppliers of much of our property content. We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com and our ListHub business described below, we aggregate, syndicate and display real estate listings across the web, accounting for an estimated 60% of all for sale listing detail page views online or on mobile applications through third party property listing businesses in the U.S. Part of the reason we have become the leading source for real estate listing content is that we work closely with and respect the rights of real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

     At the same time, we are committed to delivering valuable connections, advertising systems and productivity tools to real estate professionals, with the goal of helping to make them more successful. By combining REALTOR.com advertising systems with the productivity tools offered through our Top Producer product line, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

     Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com as a distinct advantage in the online real estate space. For over 15 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and have built relationships within the real estate industry that are both broad and deep as a result. We expect this industry to continue to progress as new technologies are embraced and as consumers’ needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com positioned to lead this transformation with our consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

     We believe our competitive advantages include the following:

  An unusually large and engaged consumer audience in the online real estate marketplace – across multiple consumer platforms, including web, mobile and social;

  Real estate listing content that is deep, broad, accurate and current;

  Leadership with respect to the volume and depth of industry relationships with brokers, agents, MLSs and other real estate professionals;

  National scope with local expertise;

  An exceptionally high number of connections facilitated between consumers and real estate professionals;

  A substantial revenue base; and

  An entirely online mortgage prequalification process for consumers.

     We were incorporated in the State of Delaware in 1993 under the name InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of our history. Our corporate headquarters are located in Campbell, California. Our phone number is (805) 557-2300.

PRODUCTS AND SERVICES

REALTOR.com®

     REALTOR.com is the official web site of the National Association of Realtors (“NAR”), the largest trade association in the U.S. that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. NAR had approximately 1.0 million members as of December 31, 2011. Under our agreement with NAR, we operate REALTOR.com, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals.

     Through our REALTOR.com web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers in an effort to connect those advertisers with our consumer audience. The collection of services offered through the REALTOR.com business represented approximately 74%, 70% and 66% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively. We categorize the products and services available through the REALTOR.com business as listing advertisements, non-listing advertisements or ListHub syndication and reporting, as follows.

   Listing Advertisements - Showcase Listing Enhancements, Co-Broke and Featured Homes

     Our listing advertisements product line allows real estate agents, brokers and franchises to enhance, prioritize and connect with consumers of for sale property listings within the REALTOR.com web site and mobile applications. Enhancements may include more prominent featuring and prioritization on the search results page, additional photos, virtual tours and video, personalization and branding for the listing agent or broker, and an ability to connect with consumers through web site transfers and phone or email communication. Listing advertisements are typically priced based on the geographic market, the size and engagement of our consumer audience in that market and/or the historical listing count for the past twelve months an agent or broker may have, and are typically sold on a subscription basis.

Non-Listing Advertisements - Display Advertising, Featured AgentTM, Featured Competitive Market Analysis (“Featured CMATM”), Search Assist and PreQualplus

     Our non-listing advertisements product line allows real estate agents, brokers and franchises, as well as non-real estate related advertisers (such as personal banking and mortgage companies, insurance providers, home improvement retailers, moving service providers and other consumer product and service companies) to connect with our highly engaged and valuable consumer audience in the real estate search process. We offer these advertisers a variety of products and services including sponsorships, graphical display advertisements, text links, directories, Featured AgentTM, Featured CMATM, Search Assist and our PreQualplus online mortgage prequalification offering. Pricing models include cost per thousand (“CPM”), cost per click (“CPC”), cost per unique user and subscription based sponsorships of specific content areas or specific targeted geographies.

   ListHub - Listing syndication and reporting

     In the third quarter of 2010, we acquired all of the outstanding shares of Threewide Corporation (“Threewide”) and its associated products marketed under the trademark “ListHub”. ListHub syndicates for sale listing information from MLSs or other reliable data sources, such as real estate brokerages, and distributes that content to an array of online web sites. Our ListHub product line allows participating web sites to display real property listings, and provides agents, brokers, franchises and MLSs the ability to obtain advanced performance reporting about their listings on the participating web sites. Listing syndication pricing includes fixed or variable pricing models based on listing counts. Advanced reporting products are sold on a monthly subscription basis.

Top Producer®

     Top Producer is our software-as-a-service (“SaaS”) business providing productivity tools tailored to real estate agents. The Top Producer business complements REALTOR.com and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with home buyers and sellers into transactions. The Top Producer product suite represented approximately 16%, 19% and 19% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively.

   Top Producer – Customer Relationship Management (“CRM”), Market Snapshot® and Web sites

     The Top Producer® product line allows real estate agents to efficiently manage relationships with home buyers and sellers. Our CRM solution is the leading customer relationship management application designed specifically for real estate agents. CRM is a web and mobile-based application featuring client management, appointment and task management, internet lead distribution and follow-up, prospecting automation, comparative market analysis, customer presentations and mobile data synchronization. The Top Producer® CRM product is provided as a SaaS model that is sold on a subscription basis and is available on a standalone basis, or bundled with our REALTOR.com listing advertisements.

     We also offer our Market Snapshot® product and a series of template web site products within our Top Producer® product line. The Market Snapshot® product allows real estate professionals to provide real-time market updates and trend analysis to their prospects and clients. Our template web sites are designed specifically for agents and brokers, and can display listings for an agent’s or broker’s local market using Internet Data Exchange (“IDX”) protocols and technology. Both the Market Snapshot® product and template web sites offerings are sold on a subscription basis and are available on a standalone basis, or bundled with the CRM solution.

Move Rentals, Senior Housing and Moving.com

     We separately operate several other web sites providing multi-family rental, senior housing and moving related content and services for our consumer audience. Through our Move Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and CPC. Through our Moving.com business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.com is derived from cost per lead (“CPL”) pricing models. Our Move Rentals, Senior Housing and Moving.com product lines collectively represented approximately 10%, 11% and 11% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively.

BUSINESSES EXITED OR PLACED INTO JOINT VENTURE

     In the third quarter of 2009, we sold certain products previously produced through our Enterprise business. In the fourth quarter of 2009, we entered into an agreement with Builders Homesite, Inc., to create Builders Digital Experience LLC (“BDX”), a joint venture into which we contributed our new construction web site and related business, and that is dedicated to helping new home builders reach buyers with innovative online marketing solutions. These products collectively represented approximately 4% of our overall revenue from continuing operations for fiscal year 2009.

     In the second quarter of 2009, we sold our Welcome Wagon business and in the second quarter of 2008, we sold our Homeplans business, both of which are classified as discontinued operations for all periods presented.

COMPETITION

     Through our REALTOR.com business, we compete in a highly fragmented and highly complex local real estate marketplace. We believe the winner in this market will effectively balance the needs and wants of both consumers and real estate professionals, which we believe REALTOR.com is uniquely positioned to do. Further, as consumers increasingly rely on the Internet and mobile devices for real estate information, we believe that advertising dollars in this marketplace will continue to move online and that we will benefit from this trend. We compete to attract a sizable and engaged consumer audience interested in the real estate content and information provided through our web site and mobile applications, and we compete to attract real estate professionals and non-real estate related advertisers interested in connecting with those consumers. There are a variety of national and local companies, including both online and offline offerings, that compete for a consumer audience and for advertising spend within the real estate value chain.

     Our primary competition within the REALTOR.com business falls into two general categories: (1) online real estate media companies; and (2) offline advertising offerings including newspaper classifieds, direct mail and other traditional offline media. While we do not provide significant offline advertising offerings, we view the companies in this space as competitors for available advertising spend by real estate professionals and non-real estate-related advertisers. Competitors in the online space include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader Inc. (formerly House Values Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia Inc., Yahoo!-Zillow Real Estate Network and others. Competitors in the offline space include major local newspapers such as the Tribune Company and the Gannett Company, as well as a multitude of local print, direct mail, radio and other traditional offline media.

     The barriers to entry for web-based services and businesses are low. Although we believe we would have a distinctive advantage for some time over merging or growing online businesses, given the breadth, depth and accuracy of our content, and given the resulting consumer audience we attract and real estate professional relationships we have built, we may not be able to maintain that advantage, and existing or future competitors could create other products and services that could be more attractive to consumers and real estate professionals than our products and services.

     Our Top Producer business faces competition from Market Leader Inc., CoreLogic’s Residential Real Estate productivity tools, Real Estate Digital (“RED”), ALa Mode, Inc. and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, FrontRange Solution, Inc.’s Goldmine product, and Salesforce.com. Certain online media companies such as Classified Ventures, LLC (operator of Homegain.com) and Market Leader, Inc. (formerly House Values) are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer.

     Our Move Rentals business competes with Classified Ventures LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Move Rentals also competes with offline apartment guide publishers such as Classified Ventures, Inc., PRIMEDIA, Inc. and Network Communications, Inc.

     Our Senior Housing business competes with other web sites that offer comparable products, such as A Place for Mom, Inc. and Dominion Enterprises (operator of SeniorOutlook.com).

     Our Moving.com business competes with other web sites that offer comparable products, such as Movingquotes.com, USAmovingcompanies.com, movingestimates.com, 123movers.com and VanLines.com.

     See “Risk Factors – Risks Related to our Business” for additional discussion of factors relating to our competition.

SEASONALITY

     Our traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. This seasonal decline in traffic can negatively impact revenue from our Media business in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels. This seasonal decline in traffic can also negatively impact the revenue from our “Featured Listings” products in Rentals as that revenue is generated on a CPC basis.

GEOGRAPHIC REGIONS

     We derive all of our revenue from our operations in North America.

INFRASTRUCTURE AND TECHNOLOGY

     We seek to maintain and enhance our market position with consumers and real estate professionals by building system functionality for, and consumer features into, our web sites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See “Intellectual Property” below.

     Our web sites are designed to provide fast, secure and reliable high-quality access to our services, while minimizing the capital investment needed for our computer systems. We have made, and expect to continue to make, technological improvements designed to reduce costs and increase the attractiveness to the consumer and the efficiency of our systems. We expect that enhancements to our web sites, products and services will come from internally and externally developed technologies.

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

INTELLECTUAL PROPERTY

     We regard substantial elements of our web sites and underlying technology as proprietary. We attempt to protect our intellectual property by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure, and other methods.

     Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business, including, but not limited to, the following:

  it may be possible for a third party to copy or otherwise obtain, access or use our proprietary information or technology without authorization, or to develop or obtain similar technology and information independently;

  we could lose the use of the REALTOR.com® trademark or domain name, or be unable to protect the other trademarks or web site addresses that are important to our business, and therefore would need to devote substantial resources toward developing an independent brand identity and domain name set;

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

EMPLOYEES

     As of December 31, 2011, we had 889 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

     See “Risk Factors — Risks Related to Our Business.”

AVAILABLE INFORMATION

     We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information. In most cases, those documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 910 E. Hamilton Ave, Campbell, CA 95008. You may also read and copy these documents at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC’s web site at http://www.sec.gov.

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

     Except for net income of $7.3 million in 2011, $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993, including net losses of $15.5 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to sustain profitability.

   Competition for our services might adversely impact our business.

     Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that compete for advertising dollars. The real estate search services market, which is the primary market in which we operate, is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market. These competitors include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (operator of RealEstate.com, and formerly HouseValues Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia, Inc., Yahoo!-Zillow Real Estate Network and others. In the rentals market these competitors include Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Additional competitors operate general interest consumer web sites that offer home, moving and finance content and include Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

     The barriers to entry for web-based services and businesses are low. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Furthermore, real estate brokers or other web site operators, due to evolving policies, rules, regulatory initiatives, conventions and strategies, might be able to aggregate listing data for display over the Internet in ways comparable to, or more effective than, the REALTOR.com® web site. Developments such as these could impact how consumers and customers value our content and product offerings on the REALTOR.com® web site. Also, developments in the real estate search services market might also encourage additional competitors to enter that market. Some of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

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

     We might fail to, or fail to properly or adequately, identify, plan, integrate, manage, leverage and otherwise execute on new systems developments, new product launches, new web site features, our partnering ventures (such as in the mortgage and new construction areas), newly-acquired businesses and assets, the building and nurturing of our brands, brand awareness and our general reputation, new resource allocations and other current and new operational initiatives in a savvy, timely, efficient and cost-effective manner. For example, we might fail to achieve effective coordination of various functions and teams within the Company so that projects and initiatives are executed effectively and timely, or we might experience unsatisfactory working relations, early or undesirable agreement terminations, poor performance or business disputes with companies with whom we establish strategic or other business ventures or alliances so that our revenue, strategies and reputation are adversely affected or so that operations, efficiencies and business opportunities are impaired, disrupted, lost or never realized. Failures such as these could harm our competitive position, increase our costs, cause us losses, cause us to fail to realize a return, or a sufficient return, on our investment outlays, cause operational disruptions and difficulties, damage or limit profitability and growth prospects, limit our ability to make needed investments in our business, harm our reputation, limit our ability to attract consumers and customers and limit our ability to sustain and increase revenue.

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

     Our quarterly results of operations have varied in the past and might vary significantly in the future. We have made significant investments in our businesses and incurred restructuring charges as we have made adjustments to our business model. As we modify our business models, we could experience a decline in quarterly revenue. If revenue from our initiatives falls below our expectations, we might not be able to reduce our spending, change our pricing models or modify our initiatives rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

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

     The continuing sluggishness of and challenges occurring in both the U.S. and global economies have resulted in a severe tightening in the credit markets, a low level of strength and liquidity in many financial markets, and volatility in credit and equity markets. Such economic difficulties and weakness could adversely impact our business in a number of ways.

     In addition, changes in governmental participation in the mortgage market could adversely impact the residential real estate industry, which could negatively impact our business.

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

   Our Series B Preferred Stock could make it more difficult for us to raise additional capital .

     In November 2005, we sold to Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (together, “Elevation”) an aggregate of 100,000 shares of our Series B Convertible Participating Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $100 million. For so long as the holders of Series B Preferred Stock hold at least one-sixth of these 100,000 shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. In addition, our stockholders agreement with Elevation limits the amount of debt we can incur. If we need to raise additional capital through public or private financing, strategic relationships or other arrangements to execute our business plan, we would be restricted in the type of equity securities that we could offer and the amount of debt we can incur without the consent of Elevation. We cannot offer any assurances that we would be able to obtain that consent. If we were unable to obtain Elevation’s consent, we might not be able to raise additional capital in the amounts needed to fund our business or on terms that are desirable. Although we redeemed a portion of the Series B Preferred Stock in February 2011 (see the disclosure regarding the redemption in Note 14, “Series B Convertible Preferred Stock” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K), Elevation still holds sufficient shares to exercise veto rights.

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

     Our operating agreement with NAR also contains a number of provisions that restrict how we operate our business. For example:

  we are restricted in the type and subject matter of advertisements on the REALTOR.com®web site;

  NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks; and

  we must meet performance standards relating to the availability time of the REALTOR.com®web site.

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

  if traffic on the REALTOR.com®site falls below 500,000 unique users per month;

  a substantial decrease in the number of property listings on our REALTOR.com®site; and

  a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by NAR of the breach.

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

     Real estate agents are generally independent contractors rather than employees of brokerages. As a result, it is often necessary for us to communicate with agents on an individual basis when marketing our services which results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer services to both real estate brokerages and agents, we are often required to contact brokerages and agents separately when marketing our products and services.

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

     At December 31, 2011, we had gross net operating losses carry forwards (“NOLs”) for federal and state income tax purposes of approximately $923.9 million and $321.7 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2018. Approximately $34.7 million of the state NOLs expired in 2011 and the state NOLs will continue to expire from 2012 to 2030. Gross net operating loss carry forwards for both federal and state tax purposes might be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them.

     Approximately $150.1 million of the $923.9 million federal NOLs may belong to members of our group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

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

We have risks associated with changing legislation, including in the real estate industry.

     Real estate is a heavily regulated industry in the U.S., with applicable regulations including the Fair Housing Act, the Real Estate Settlement Procedures Act and federal and state advertising laws. In addition, federal and State laws and regulation in areas such as privacy, data protection and systems security are already in place and may expand. Furthermore, Congress and the States could enact legislation or regulatory policies in other relevant areas in the future. Any or all of these laws and regulations could require us to expend significant resources to comply. In addition, these laws and related regulations might limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants might advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we might need to comply with additional legal requirements and incur resulting costs, or we might be precluded from certain activities. For instance, our rentals business required us to qualify and register as a real estate agent/broker in the State of California. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

Internet Industry Risks

Systems or security attacks or failures could harm our business.

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

     Experienced computer programmers seeking to intrude or cause harm, or hackers, might attempt to penetrate our network security from time to time, or lapses on the part of our contractors or ourselves in using safeguards and proper processes relating to security could occur. If a hacker were to penetrate our network or systems security, they could destroy, damage or misappropriate credit card, financial, personal, confidential and proprietary content and information, cause interruptions in our services, dilute the value of our offerings to customers and damage our reputation, our customer relationships and the confidence we need customers and consumers to have in us and in our systems. We might be required to expend significant capital and resources to protect against, to respond to, or to alleviate, problems caused by hackers. We also might not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses or other harmful code or files could expose us to system damage, operational disruption, loss of data, regulatory action, litigation and other risks of loss or harm. In addition, insurance might not exist or be adequate to compensate for these circumstances, and they could continue for extended periods of time before being detected or remedied.

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

     We provide third-party content on our web sites, particularly real estate listings. We could be exposed to liability with respect to this third-party content. Persons might assert, among other things, that by directly or indirectly carrying such content or providing a link to web sites operated by third parties, we should be liable for patent, copyright or trademark infringement, misappropriation, defamation, fair-housing law violations or other violations of laws, harms or wrongful actions resulting from or associated with such third-party content, links or web sites. They could also assert that such third-party content, links or web sites lack needed disclosures or contain false statements, misrepresentations, errors or omissions. Consumers or others could seek damages and other recourse for losses incurred if they rely upon or are injured by such third-party content or web sites, and regulators or others could seek fines and other recourse against us.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties:

     We maintain the following principal facilities:

		Square	Lease
	Location	Feet	Expiration
Principal executive and corporate office, product development and
marketing	Campbell, CA	29,767	2013
Sales, engineering, finance, legal and human resources	Westlake Village, CA	76,048	2016
Sales, engineering, product development and marketing	Richmond, Canada	67,229	2014
Operations and customer service center	Scottsdale, AZ	46,182	2013
Datacenter	Phoenix, AZ	8,114	2017
Sales office	Manhattan, NY	700	2013
Sales and engineering	Morgantown, WV	3,704	2016
Sales office	Alexandria, VA	2,250	2012

     We believe that our existing facilities and office space are adequate to meet current requirements. Subsequent to December 31, 2011, we entered into an amendment to our existing Scottsdale facility lease to extend the lease expiration to 2019.

Item 3. Legal Proceedings.

     From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. As of the date of this Form 10-K, and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

     On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), Real Estate Alliance, Limited (“REAL”), moved to certify two classes of defendants: subscribers and members of the MLS of which Sarkisian was a member, and customers of ours who had purchased enhanced listings from us. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether our web sites infringe the REAL patents.

     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, we filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent, Equis Technology Development, LLC, and its principal, Scott Tatro (“the Move California Action”) seeking a declaratory judgment that we do not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied our allegations, and asserted counterclaims against us for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the NAHB as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, MLSs, new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. We are not named as a defendant in the REAL California Action; however, we are defending NAR, NAHB and RE/Max in the REAL California Action. In September, 2008, the court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe the REAL patents, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered a final judgment of non-infringement. In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Circuit Court, and in October 2010, we filed its opposition. On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings. On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting our motion for summary judgment of non-infringement of the patent. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of these cases.

     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that we and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office (“PTO”). On September 30, 2010, we filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an office action rejecting all claims in the Patents in Suit. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of this case.

Item 4. Mine Safety Disclosures.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock, $0.001 par value, is traded on the NASDAQ Global Select Market under the symbol “MOVE.” At the close of business on November 18, 2011, we effected a 1-for-4 reverse split of our common stock, which was previously approved by our stockholders. The following table shows the high and low sale prices of the common stock as reported by NASDAQ for the periods indicated. All amounts in the table have been adjusted to give effect to the reverse stock split.

		High	Low
2010
	First Quarter	$8.92	$6.16
	Second Quarter	9.88	7.00
	Third Quarter	9.76	7.20
	Fourth Quarter	11.56	8.52
2011
	First Quarter	11.04	7.76
	Second Quarter	9.88	7.24
	Third Quarter	10.24	5.08
	Fourth Quarter	7.85	4.05
2012
	First Quarter (up until February 10, 2012)	9.37	6.36

     As of February 10, 2012, there were approximately 2,902 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except with respect to our Series A and Series B preferred stock. We are obligated to pay an annual dividend of $0.08 on the one share of our Series A preferred stock held by NAR. Effective November 29, 2010, we are obligated to pay cash dividends on our Series B Preferred Stock of 3.5% per year of the original price per share, paid quarterly. For the first five years the Series B Preferred Stock was outstanding, the dividend was paid “in-kind” in shares of Series B Preferred Stock. See Note 14, “Series B Convertible Preferred Stock,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K for information regarding restrictions on our ability to pay dividends.

Stock Repurchases

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we can repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations, and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2011, we had purchased 1,483,169 shares which were immediately retired for a total expenditure of $9.6 million.

     The following table provides information regarding our purchases of our common stock during the year ended December 31, 2011.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number		Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
				(In thousands)
08/1/2011 — 08/31/2011	318,049	$6.60	318,049	$22,899
09/1/2011 — 09/30/2011	1,164,452	$6.45	1,164,452	$15,383
10/1/2011 — 10/31/2011	—	—	—	$15,383
11/1/2011 — 11/30/2011	—	—	—	$15,383
12/1/2011 — 12/31/2011	668	$6.28	668	$15,380
Total	1,483,169	$6.49	1,483,169	$15,380

Recent Sales of Unregistered Securities

     There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2011 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options	Outstanding	(Excluding Securities
	and Rights	Options and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	6,097 (1)	$10.27	4,453
Equity compensation plans not approved by security holders	2,733	$10.07	—
Total	8,830	$10.21	4,453
____________________

(1)	Includes shares to be issued pursuant to the exercise or settlement of awards granted under the Move, Inc. 1999 Stock Incentive Plan (which plan expired on July 6, 2009) and the Move, Inc. 2011 Incentive Plan.

Non-Shareholder Approved Plans

     The Move, Inc. 2002 Stock Incentive Plan is a non-shareholder approved plan established in January 2002 that permits stock option grants intended to attract and retain qualified personnel. No more than 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are non-qualified stock options and generally have a four-year vesting schedule and a 10-year life. We renounced the granting of further awards under this 2002 plan as part of our proposal of the Move, Inc. 2011 Incentive Plan for shareholder approval, which 2011 plan was approved by our shareholders at our Annual Meeting on June 15, 2011.

     In July 2009, we established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 656,250 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with us. This was superseded by the Move, Inc. 2011 Incentive Plan. We renounced the granting of further awards under this inducement plan as part of our proposal of the Move, Inc. 2011 Incentive Plan for shareholder approval, which 2011 plan was approved by our shareholders at our Annual Meeting on June 15, 2011.

     Other non-shareholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation, the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000, the Move.com, Inc. 2000 Stock Incentive Plan, the HomeWrite Incorporated 2000 Equity Incentive Plan, the ConsumerInfo.com, Inc. 1999 Stock Option Plan, the iPlace 2000 Stock Option Plan, the eNeighborhoods, Inc. 1998 Stock Option Plan, the Qspace, Inc. 1999 Stock Option Plan, the iPlace, Inc. 2001 Equity Incentive Plan and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) is intended to attract, retain and motivate employees, (ii) is administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provides that options granted thereunder are exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. As of December 31, 2011, all of the compensation plans assumed in connection with prior acquisitions had expired. In addition, we renounced the granting of further awards under these plans as part of our proposal of the Move, Inc. 2011 Incentive Plan for shareholder approval, which 2011 plan was approved by our shareholders at our Annual Meeting on June 15, 2011. We granted 148,500 and 261,500 options under these plans in 2010 and 2009, respectively, but we did not grant any options under these plans in 2011 or 2008. Options outstanding as of December 31, 2011 pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 654,328 and the weighted average exercise price of those option shares was $14.41.

     For additional information regarding our equity compensation plans, see Note 13, “Stock Plans,” to our Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Stockholder Return Performance Graph

     The following graph compares, for the period beginning December 31, 2006 through December 31, 2011, during which our common stock has been registered under Section 12 of the Exchange Act, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the Morningstar Group Index (Internet Content and Information). The results reflected in the graph assume the investment of $100 on December 31, 2006 in our common stock and those indices and reinvestments of dividends by those companies that paid dividends. The information contained in this graph was prepared by Zacks Investment Research, Inc.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Move, Inc.	$100.00	44.47	29.04	30.14	46.65	28.68

NASDAQ Composite-Total Returns	$100.00	110.65	66.42	96.54	114.06	113.16

Morningstar Internet Content & Information	$100.00	139.71	64.16	123.63	130.82	127.91

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

     The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$191,724	$197,503	$212,009	$242,069	$248,919
Cost of revenue(1)	40,369	43,119	48,498	46,041	42,908
Gross profit	151,355	154,384	163,511	196,028	206,011
Operating expenses:
Sales and marketing(1)	68,614	73,737	78,062	93,531	89,954
Product and web site development(1)	34,732	34,320	27,832	26,342	34,656
General and administrative(1)	40,467	42,657	64,944	77,571	72,731
Amortization of intangible assets	1,505	696	473	756	761
Restructuring charges	—	—	(1,192)	4,412	—
Impairment of long-lived assets(1)	—	—	—	1,670	4,824
Litigation settlements	—	—	4,863	—	3,900
Total operating expenses	145,318	151,410	174,982	204,282	206,826

Operating income (loss) from continuing operations	6,037	2,974	(11,471)	(8,254)	(815)
Interest income, net	51	910	847	5,687	9,852
Earnings of unconsolidated joint venture	985	1,017	149	—	—
Impairment of auction rate securities	—	(19,559)	—	—	—
Other income (expense), net	460	(967)	1,749	1,091	1,493

Income (loss) from continuing operations before income taxes	7,533	(15,625)	(8,726)	(1,476)	10,530
Income tax expense (benefit)	273	(153)	37	549	501

Income (loss) from continuing operations	7,260	(15,472)	(8,763)	(2,025)	10,029
Loss from discontinued operations(1)	—	—	(486)	(27,165)	(10,345)
Gain on disposition of discontinued operations	—	—	2,303	—	—

Net income (loss)	7,260	(15,472)	(6,946)	(29,190)	(316)
Convertible preferred stock dividend and related accretion	(4,069)	(5,383)	(5,244)	(5,108)	(4,977)
Net income (loss) applicable to common stockholders	$3,191	$(20,855)	$(12,190)	$(34,298)	$(5,293)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.08	$(0.54)	$(0.37)	$(0.19)	$0.13
Discontinued operations	—	—	0.05	(0.72)	(0.27)
Basic income (loss) per share applicable to common stockholders	$0.08	$(0.54)	$(0.32)	$(0.90)	$(0.14)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.08	$(0.54)	$(0.37)	$(0.19)	$0.13
Discontinued operations	—	—	0.05	(0.72)	(0.27)
Diluted income (loss) per share applicable to common stockholders	$0.08	$(0.54)	$(0.32)	$(0.90)	$(0.14)

Shares used in calculation of income (loss) per share
Basic	39,114	38,880	38,342	37,988	38,631

Diluted	39,928	38,880	38,342	37,388	38,631

____________________

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cost of revenue	$221	$175	$181	$144	$130
Sales and marketing	1,351	1,598	1,736	758	1,309
Product and web site development	1,176	1,616	687	566	1,181
General and administrative	3,159	3,901	14,998	10,857	12,380
Impairment of long-lived assets	—	—	—	—	570
Total from continuing operations	5,907	7,290	17,602	12,325	15,570
Total from discontinued operations	—	—	64	135	514
Total stock-based compensation and charges	$5,907	$7,290	$17,666	$12,460	$16,084

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$87,579	$158,517	$106,487	$108,935	$175,613
Total assets	164,921	239,018	291,295	292,007	282,528
Obligation under capital lease	—	—	—	339	2,167
Series B convertible preferred stock	48,555	116,564	111,541	106,297	101,189
Total stockholders’ equity	82,660	82,774	74,197	67,839	104,477

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 and related notes included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

   Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us” ) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. Our consumer web sites are REALTOR.com®, Move.com and Moving.com. Through our ListHub business, we are also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

     With REALTOR.com as our flagship web site and brand, we are the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move’s purpose is to empower people to love where they live. By connecting consumers and real estate professionals in order to facilitate transactions, we aim to realize our purpose and win the hearts and minds of our consumers, customers and business partners in the process.

     Through the collection of assets we have developed over 15 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the web, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

     We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 13 countries worldwide. Our for sale listing content, comprising nearly 4 million properties as of December 31, 2011, and accessible in 11 different languages, represents the most comprehensive, accurate and up to date collection of its kind, online or offline. Through REALTOR.com and our mobile applications, we display approximately 98% of all for sale properties listed in the U.S. We source this content directly from our relationships with approximately 900 Multiple Listing Services (“MLS”) across the country, with approximately 85% of those listings updated every 15 minutes and the remaining listings updated daily.

     REALTOR.com’s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. Approximately 20 million users each month, representing a 30% year-over-year increase (comparing the average monthly number of users visiting REALTOR.com in 2011 and 2010), viewing an average of over 400 million pages each month in 2011 and spending an average of over 300 million minutes on the web site each month in 2011, interact with nearly 400,000 real estate professionals on REALTOR.com and our mobile applications. In 2011, we delivered 60% more connections between our consumers and real estate professionals than the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to our consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

     In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals. Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals – who are both customers of our business and suppliers of much of our property content. We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com and our ListHub business, we aggregate, syndicate and display real estate listings across the web, accounting for an estimated 60% of all for sale listing detail page views online or on mobile applications through third party property listing businesses in the U.S. Part of the reason we have become the leading source for real estate listing content is that we work closely with and respect the rights of real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

     At the same time, we are committed to delivering valuable connections, advertising systems and productivity tools to real estate professionals, with the goal of helping to make them more successful. By combining REALTOR.com advertising systems with the productivity tools offered through our Top Producer product line, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

     Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com as a distinct advantage in the online real estate space. For over 15 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and have built relationships within the real estate industry that are both broad and deep as a result. We expect this industry to continue to progress as new technologies are embraced and as consumers’ needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com positioned to lead this transformation with our consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

   Products and Services

     Through our REALTOR.com web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers in an effort to connect those advertisers with our consumer audience. We categorize the products and services available through the REALTOR.com business as listing advertisements, non-listing advertisements or ListHub syndication and reporting. The collection of services offered through the REALTOR.com business represented approximately 74%, 70% and 66% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively.

     Top Producer is our software-as-a-service (“SaaS”) business providing productivity tools tailored to real estate agents. The Top Producer business complements REALTOR.com and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with home buyers and sellers into transactions. Our Top Producer product offerings include a web and mobile-based customer relationship management (“CRM”) solution, our Market Snapshot® product and a series of template web site products. The Top Producer product suite represented approximately 16%, 19% and 19% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively.

     We separately operate several other web sites providing multi-family rental, senior housing and moving related content and services for our consumer audience. Through our Move Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and cost per click (“CPC”). Through our Moving.com business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.com is derived from cost per lead (“CPL”) pricing models. Our Move Rentals, Senior Housing and Moving.com product lines collectively represented approximately 10%, 11% and 11% of our overall revenues from continuing operations for fiscal years 2011, 2010 and 2009, respectively.

     In the third quarter of 2009, we sold certain products previously produced through our Enterprise business. In the fourth quarter of 2009, we entered into an agreement with Builders Homesite, Inc., to create Builders Digital Experience LLC (“BDX”), a joint venture into which we contributed our new construction web site and related business, and that is dedicated to helping new home builders reach buyers with innovative online marketing solutions. These products collectively represented approximately 4% of our overall revenue from continuing operations for fiscal year 2009.

   Market and Economic Conditions

     In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions. For a number of years prior to 2006, the U.S. residential real estate market experienced a period of hyper-sales rates and home price appreciation, fueled by the availability of low interest rates and flexible mortgage options for many consumers. During the latter half of 2006 and through 2008 lending standards were tightened, equity markets declined substantially, liquidity in general was impacted, unemployment rates rose and consumer spending declined. The combination of these factors materially impacted the U.S. housing market in the form of lower home sales, lower home prices and accelerating delinquencies and foreclosures, all of which created a vicious cycle that further exacerbated the housing market downturn. The effects on the housing market have persisted for several years and were felt in 2011 and continue to be felt into 2012. While some markets are seeing signs of a housing recovery, in general the U.S. residential real estate market is still challenged.

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. Entering 2012, delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within many markets. This coupled with the fact that banks continue to have significantly tighter credit standards for mortgage loans have made home purchases that much more difficult. We believe these market conditions will continue to place pressure on spending by real estate professionals in the near term.

     This environment has had a direct impact on our primary customers, the real estate professionals. Fewer home sales and lower home prices have substantially impacted commission income, which has caused real estate professionals to either reduce their marketing spend or exit the market altogether. The prolonged housing market downturn and resulting impact on our customers has caused us to experience a decline in revenue over the past three years.

   Acquisitions and Dispositions

     In the third quarter of 2011, we acquired the assets of Peep.ly, LLC (“Social Bios”). The Social Bios assets include social media products that can compile and integrate a user’s social networking profiles from various social media properties to build a web site landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user’s social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition did not have a material impact on our consolidated financial position, results of operation or cash flows.

     In the third quarter of 2010, we acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide was the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed based on their respective fair values.

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

     As part of the sale in 2002 of our ConsumerInfo division to Experian Holding, Inc. (“Experian”), $10.0 million of the purchase price was put in escrow to secure our indemnification obligations (the “Indemnity Escrow”). Under the terms of the stock purchase agreement, our maximum potential liability for claims by Experian was capped at $29.3 million less the balance in the Indemnity Escrow, which amount was approximately $8.5 million. During 2008, Experian demanded $29.3 million in indemnity payments. We denied liability and a bifurcated arbitration proceeding ensued to resolve the dispute. Subsequent to the completion of the first phase of the arbitration proceedings, in April 2009, the parties settled the dispute and entered into a full release of all claims under which Experian received $7.4 million from the Indemnity Escrow and we received the balance of the escrow of $1.1 million, which is included in gain on disposition of discontinued operations for the year ended December 31, 2009.

     Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® division as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of this division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations for the year ended December 31, 2009 were as follows (in thousands):

Revenue	$9,609
Total operating expenses	(9,050)
Restructuring charges	(1,045)
Loss from discontinued operations	$(486)
Gain on disposition of discontinued operations	$2,303

     In the third quarter of 2009, we sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in our Consolidated Statements of Operations for the year ended December 31, 2009.

   Investment in Joint Ventures

     In August 2010, we entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. We recorded our initial investment in the joint venture at $0.5 million, reflecting such cash payment. In addition, we entered into an Interim Services Agreement in August 2010 with our joint venture partner, under which we hosted and operated the MortgageMatch.com web site, performed various supporting services and received a fixed monthly fee. In December 2010, the MortgageMatch.com web site was launched. MortgageMatch.com leveraged an online consumer-facing decision and pricing engine designed to allow potential buyers to explore their mortgage options in real time, and provided qualified buyers with an electronic pre-qualification letter. At December 31, 2010, our carrying value of the joint venture investment was equal to our proportionate share in the underlying assets of the joint venture.

     In July 2011, we and our joint venture partner decided to dissolve the joint venture. As a result of that dissolution, we received a distribution of $0.5 million which represented a refund of our initial investment. In addition, we incurred $0.6 million in costs related to the dissolution of the joint venture which are included in general and administrative expenses for the year ended December 31, 2011.

     In October 2009, we entered into an agreement with Builder Homesite, Inc. (“BHI”) to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX operates the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. Move made cash payments of $6.5 million, and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. We recorded our initial investment in the joint venture at $6.5 million, reflecting such cash payments and the carrying value of the business assets contributed. Our carrying value of the investment in the joint venture exceeded our proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily related to differences in the cash payments and carrying value of the net assets contributed by us and BHI upon the formation of the joint venture and represents goodwill.

     We account for our investment in BDX under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. We record our proportionate share of net income or loss one month in arrears. We recorded $1.0 million, $1.0 million and $0.1 million in undistributed earnings which is included in earnings of unconsolidated joint venture in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively. We received cash distributions of $1.9 million and $1.0 million from BDX during the years ended December 31, 2011 and 2010, respectively.

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

   Revenue Recognition

     Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. We determine the selling price of our deliverables based on the following hierarchy: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimated selling price ("BESP") if neither VSOE nor TPE is available. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

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

     We derive our revenue primarily from two sources: (i) advertising revenue for running online advertising on our web sites and (ii) software revenue, which represents software licenses. We derive all of our revenue from our operations in North America. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

     Software Revenue — We generally license our software products on a monthly subscription basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. Revenue is recognized ratably over the service period.

   Allowance for Doubtful Accounts

     Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, an additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us) our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount. Actual results have historically been consistent with management’s estimates.

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

     The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We determined the estimated fair value of the consolidated entity based on the use of a combination of the income approach, based on the present value of estimated future cash flows, and the market approach, using comparable publically traded business interests. The results of our test for goodwill impairment, as of November 30, 2011, showed that the estimated fair value of the consolidated entity exceeded the carrying value by $138 million, or 86%. The discount rate utilized in performing the analysis was 12% while the terminal growth rate used was 4%. There were no impairment charges recorded for the years ended December 31, 2011, 2010 or 2009.

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

     Our revenue has declined in the last three years. We achieved positive net income and significant growth in our operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010 and have achieved net income in a few quarters in 2010 and 2009, but we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in “Part I — Item 1A. Risk Factors” of this Form 10-K. Our Consolidated Financial Statements for all periods presented reflects the classification of our Welcome Wagon® division as discontinued operations.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Consolidated Statement of Operations Data:
Revenue	$191,724	$197,503	$212,009
Cost of revenue(1)	40,369	43,119	48,498
Gross profit	151,355	154,384	163,511
Operating expenses:
Sales and marketing(1)	68,614	73,737	78,062
Product and web site development(1)	34,732	34,320	27,832
General and administrative(1)	40,467	42,657	64,944
Amortization of intangible assets	1,505	696	473
Restructuring charges	—	—	(1,192)
Litigation settlements	—	—	4,863
Total operating expenses	145,318	151,410	174,982

Operating income (loss) from continuing operations	6,037	2,974	(11,471)

Interest income, net	51	910	847
Earnings of unconsolidated joint venture	985	1,017	149
Impairment of auction rate securities	—	(19,559)	—
Other income (expense), net	460	(967)	1,749
Income (loss) from continuing operations before income taxes	7,533	(15,625)	(8,726)
Income tax expense (benefit)	273	(153)	37
Income (loss) from continuing operations	7,260	(15,472)	(8,763)
Loss from discontinued operations	—	—	(486)
Gain on disposition of discontinued operations	—	—	2,303

Net income (loss)	7,260	(15,472)	(6,946)
Convertible preferred stock dividend and related accretion	(4,069)	(5,383)	(5,244)
Net income (loss) applicable to common stockholders	$3,191	$(20,855)	$(12,190)
____________________

(1)	The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenue	$221	$175	$181
Sales and marketing	1,351	1,598	1,736
Product and web site development	1,176	1,616	687
General and administrative	3,159	3,901	14,998
Total for continuing operations	5,907	7,290	17,602
Total for discontinued operations	—	—	64
Total stock-based compensation and charges	$5,907	$7,290	$17,666

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
As a Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	21	22	23
Gross profit	79	78	77
Operating expenses:
Sales and marketing	36	37	37
Product and web site development	18	17	13
General and administrative	21	22	31
Amortization of intangible assets	1	—	—
Restructuring charges	—	—	(1)
Litigation settlements	—	—	2
Total operating expenses	76	76	83

Operating income (loss) from continuing operations	3	2	(5)

Interest income, net	—	—	—
Earnings of unconsolidated joint venture	1	1	—
Impairment of auction rate securities	—	(10)	—
Other income (expense), net	—	(1)	1
Income (loss) from continuing operations before income taxes	4	(8)	(4)

Income tax expense (benefit)	—	—	—
Income (loss) from continuing operations	4	(8)	(4)

Loss from discontinued operations	—	—	—
Gain on disposition of discontinued operations	—	—	1

Net income (loss)	4	(8)	(3)
Convertible preferred stock dividend and related accretion	(2)	(3)	(2)
Net income (loss) applicable to common stockholders	2%	(11)%	(6)%

For the Years Ended December 31, 2011 and 2010

   Revenue

     Revenue decreased $5.8 million, or 3%, to $191.7 million for the year ended December 31, 2011, compared to $197.5 million for the year ended December 31, 2010. The decrease in revenue was primarily due to a decline in our Top Producer® product suite due to a decline in our CRM subscriber base, which was due to reduced spending by real estate professionals along with declines in our Rental products. These declines were partially offset by increased revenues in our REALTOR.COM® product lines primarily due to new product introductions, including ListHub and our PreQualplus online mortgage prequalification offering.

   Cost of Revenue

     Cost of revenue decreased $2.7 million, or 6%, to $40.4 million for the year ended December 31, 2011, compared to $43.1 million for the year ended December 31, 2010. The decrease was primarily due to decreased production and fulfillment costs associated with our featured products of $1.3 million resulting from improved self-service templates for our customers, a decrease in personnel related costs of $1.0 million, a decrease in royalties of $0.7 million and credit card processing fees of $0.5 million due to reduced revenues and a decrease in depreciation expense of $0.7 million, partially offset by a $1.3 million increase in technology licensing fees related to new on-line functionality and other cost increases of $0.2 million.

     Gross margin percentage increased to 79% for the year ended December 31, 2011, compared to 78% for the year ended December 31, 2010 due to the decreased costs described above.

   Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased $5.1 million, or 7%, to $68.6 million for the year ended December 31, 2011, compared to $73.7 million for the year ended December 31, 2010. The decrease was primarily due to a $4.1 million decrease in personnel related costs directly related to reduced revenues, a $1.4 million decrease in marketing and tradeshow expenses and a decrease in online distribution costs of $0.7 million, partially offset by a $0.6 million increase in software license costs, a $0.3 million increase in consulting costs and other cost increases of $0.2 million.

     Product and Web Site Development. Product and web site development expenses increased $0.4 million, or 1%, to $34.7 million for the year ended December 31, 2011, compared to $34.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in personnel related costs of $2.3 million partially offset by decreased consulting costs of $1.9 million. The continued increase in product and web site development cost is a result of incremental investments in our new technology platforms and mobile applications.

     General and Administrative. General and administrative expenses decreased $2.2 million, or 5%, to $40.5 million for the year ended December 31, 2011, compared to $42.7 million for the year ended December 31, 2010. The decrease was primarily due to reduced personnel related costs of $1.9 million, reduced facilities related costs of $0.7 million, reduced training costs of $0.3 million and other cost reductions of $0.3 million, partially offset by an increase due to joint venture dissolution costs of $0.6 million and increased legal costs of $0.4 million.

     Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.5 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. The increase was due to the amortization of intangible assets that were newly acquired in the fourth quarter of 2010 and during the year ended December 31, 2011.

     Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2011	2010
Cost of revenue	$221	$175
Sales and marketing	1,351	1,598
Product and web site development	1,176	1,616
General and administrative	3,159	3,901
Total	$5,907	$7,290

     Stock-based compensation and charges decreased $1.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the reversal of expense recognized for restricted stock awards and restricted stock units forfeited or not expected to vest during the year ended December 31, 2011 and fewer options being granted. As of December 31, 2011, there was $8.3 million of unrecognized compensation cost related to non-vested stock option awards granted under our plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.5 years.

   Interest Income, Net

     Interest income, net, decreased $0.9 million to less than $0.1 million for the year ended December 31, 2011, compared to $1.0 million for the year ended December 31, 2010, primarily due to reductions in our cash and cash equivalent balances as well as higher interest rates that were earned on our auction rate securities (“ARS”) prior to selling the portfolio in April 2010.

   Impairment of Auction Rate Securities

     In April 2010, we completed the sale of our entire portfolio of ARS for $109.8 million (par value $129.4 million) to a broker in the secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the year ended December 31, 2010.

   Other Income (Expense), Net

     Other income, net of $0.5 million for the year ended December 31, 2011, consisted primarily of gains on sale of certain investments. Other expense, net, of $1.0 million for the year ended December 31, 2010, consisted primarily of the transaction fees associated with the sale of our portfolio of ARS.

   Income Taxes

     We recorded an income tax expense of $0.3 million for the year ended December 31, 2011 and we recorded a tax benefit of $0.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, we recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangible assets and a current state tax expense of $0.1 million. For the year ended December 31, 2010, the Company recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination, partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets.

For the Years Ended December 31, 2010 and 2009

   Revenue

     Revenue decreased $14.5 million, or 7%, to $197.5 million for the year ended December 31, 2010, compared to $212.0 million for the year ended December 31, 2009. The decrease in revenue was primarily due to a decrease in our New Homes and REALTOR.com® products. Our New Homes revenues were transferred to our unconsolidated joint venture in the fourth quarter of 2009 and therefore are not included in revenue for the year ended December 31, 2010. Our Top Producer® CRM subscriber base and associated revenues decreased over the prior year due to reduced spending by real estate professionals but was offset by improved revenues from our Market SnapshotTM product. We also experienced declines in the Rentals and Moving.com products. Revenue was also impacted by a decrease of $2.4 million associated with providing product development services to the NAR in the year ended December 31, 2009 which did not recur in the year ended December 31, 2010.

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

   Impairment of Auction Rate Securities

     In April 2010, we completed the sale of our entire portfolio of ARS for $109.8 million (par value $129.4 million) to a broker in the secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the year ended December 31, 2010.

   Other Income (Expense), Net

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

   Income Taxes

     We recorded an income tax benefit of $0.2 million for the year ended December 31, 2010 and income tax expense of less than $0.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, the Company recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination, partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the year ended December 31, 2009, we recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangible assets partially offset by a current tax benefit of $0.1 million for a federal alternative minimum tax refund resulting from a net operating loss carryback available under new tax laws.

Liquidity and Capital Resources

     Net cash provided by operating activities of $16.4 million for the year ended December 31, 2011 was attributable to the net income of $7.3 million plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, loss on sales and disposals of assets, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $16.0 million, partially offset by changes in operating assets and liabilities of approximately $6.9 million.

     Net cash provided by operating activities of $22.7 million for the year ended December 31, 2010 was attributable to the net loss of $15.5 million plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, impairment of auction rate securities, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items, aggregating to $36.5 million, along with changes in operating assets and liabilities of approximately $1.7 million.

     Net cash used in investing activities of $6.2 million for the year ended December 31, 2011 was primarily attributable to capital expenditures of $8.1 million and acquisitions, net of cash acquired, of $0.5 million partially offset by distributions of earnings from unconsolidated joint ventures of $1.9 million and proceeds from the dissolution of one of our joint ventures of $0.5 million.

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

     Net cash used in financing activities of $81.2 million for the year ended December 31, 2011 was primarily attributable to the redemption of a portion of the Series B convertible preferred stock of $70.0 million, repurchases of the Company’s common stock of $9.6 million, payments of dividends on our Series B convertible preferred stock of $2.0 million, tax withholdings related to net share settlements of restricted stock of $0.3 million and principal payments on loan payable of $0.1 million, partially offset by cash proceeds from the exercise of stock options of $0.8 million.

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

     We have generated positive operating cash flows in each of the last three years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with NAR and various web services and content agreements. In addition, under our Series B Preferred Stock Agreement, in November 2012, we are obligated to redeem the remaining outstanding shares of 49,044 at a total redemption price of $49 million. Until the redemption date, we continue to be obligated to pay quarterly cash dividends of 3.5% per annum of the original price per share, or $0.4 million per quarter.

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2011, we had repurchased 1,483,169 shares of our common stock for a total price of $9.6 million

     On September 20, 2011, we entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At December 31, 2011, we had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate, plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the revolving line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among other financial and other covenants, the line of credit provides that we must maintain net tangible worth of $50.0 million, a quick ratio of 1.50 to 1.0, and adjusted EBITDA of $17.0 million on a twelve month rolling basis. We were in compliance with these covenants as of December 31, 2011. The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles we now or subsequently own. In addition, we have pledged the capital stock in our current and future subsidiaries as further collateral for the revolving line of credit.

     We believe that our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

     Our contractual obligations as of December 31, 2011 are as follows (in thousands):

	Payments Due by Period
		Due in	Due in	Due in
	Total	One Year	One to	Three to	Over
	Payments Due	or Less	Three Years	Five Years	Five Years
Operating lease obligations	$16,499	$5,356	$7,436	$3,691	$16
Other purchase obligations	12,795	4,267	4,264	4,264	—
Total	$29,294	$9,623	$11,700	$7,955	$16

     Other purchase obligations represent payments required under our operating agreement with NAR and agreements with various other web service and content providers. Obligations for the years ending 2012 and beyond under the NAR operating agreement are calculated based on amounts paid in 2011 adjusted for the Annual Consumer Price Index for the period ending December 2011. Obligations disclosed above for the NAR operating agreement and one of the content agreements only include estimated payments over the next five years as these agreements have an indefinite term. In addition, we have commitments of $0.3 million to purchase property, plant and equipment and software maintenance as of December 31, 2011.

     Subsequent to December 31, 2011, we entered into an amendment to our existing Scottsdale facility lease which extends the lease expiration to March 2019 in exchange for a reduction in the monthly rental costs. The amendment increases our operating lease obligations by $5.5 million over the lease term.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. At this time we have not withdrawn any funds under our revolving line of credit and therefore do not have any material interest rate risk. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing our cash only in government treasury bills.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 17, 2012

MOVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$87,579	$158,517
Accounts receivable, net of allowance for doubtful accounts of
$524 and $700 at December 31, 2011 and 2010, respectively	11,719	9,680
Other current assets	7,086	7,621
Total current assets	106,384	175,818

Property and equipment, net	20,487	21,934
Investment in unconsolidated joint venture	5,711	7,165
Goodwill, net	24,450	24,450
Intangible assets, net	7,319	8,324
Other assets	570	1,327
Total assets	$164,921	$239,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,851	$6,403
Accrued expenses	14,782	16,281
Deferred revenue	9,809	13,696
Total current liabilities	30,442	36,380

Other non-current liabilities	3,264	3,300
Total liabilities	33,706	39,680

Commitments and contingencies (Note 22)

Series B convertible preferred stock, 49,044 and 119,044 shares
issued and outstanding at December 31, 2011 and December 31, 2010, respectively	48,555	116,564

Stockholders’ Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 125,000 shares authorized, 38,682 and 39,626 shares
issued and outstanding at December 31, 2011 and December 31, 2010, respectively	39	40
Additional paid-in capital	2,121,483	2,124,673
Accumulated other comprehensive income	258	372
Accumulated deficit	(2,039,120)	(2,042,311)
Total stockholders’ equity	82,660	82,774
Total liabilities and stockholders’ equity	$164,921	$239,018

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue	$191,724	$197,503	$212,009
Cost of revenue	40,369	43,119	48,498
Gross profit	151,355	154,384	163,511
Operating expenses:
Sales and marketing	68,614	73,737	78,062
Product and web site development	34,732	34,320	27,832
General and administrative	40,467	42,657	64,944
Amortization of intangible assets	1,505	696	473
Restructuring charges	—	—	(1,192)
Litigation settlements	—	—	4,863
Total operating expenses	145,318	151,410	174,982
Operating income (loss) from continuing operations	6,037	2,974	(11,471)
Interest income, net	51	910	847
Earnings of unconsolidated joint venture	985	1,017	149
Impairment of auction rate securities	—	(19,559)	—
Other income (expense), net	460	(967)	1,749
Income (loss) from continuing operations before income taxes	7,533	(15,625)	(8,726)
Income tax expense (benefit)	273	(153)	37
Income (loss) from continuing operations	7,260	(15,472)	(8,763)
Loss from discontinued operations	—	—	(486)
Gain on disposition of discontinued operations	—	—	2,303
Net income (loss)	7,260	(15,472)	(6,946)
Convertible preferred stock dividend and related accretion	(4,069)	(5,383)	(5,244)
Net income (loss) applicable to common stockholders	$3,191	$(20,855)	$(12,190)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	0.05
Basic income (loss) per share applicable to common stockholders	$0.08	$(0.54)	$(0.32)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	0.05
Diluted income (loss) per share applicable to common stockholders	$0.08	$(0.54)	$(0.32)

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	39,114	38,880	38,342
Diluted	39,928	38,880	38,342

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity
	(In thousands)
Balance at January 1, 2009	—	$—	38,270	$38	$2,094,250	$(17,183)	$(2,009,266)	$67,839
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,946)	(6,946)
Unrealized loss on marketable securities	—	—	—	—	—	(4)	—	(4)
Foreign currency translation	—	—	—	—	—	71	—	71
Comprehensive loss	—	—	—	—	—	67	(6,946)	(6,879)
Issuance of common stock under exercise of
stock options	—	—	266	—	1,879	—	—	1,879
Issuance of restricted stock	—	—	596	1	(1)	—	—	—
Forfeitures of restricted stock	—	—	(27)	—	—	—	—	—
Restricted stock surrendered for employee tax
liability	—	—	(175)	—	(1,064)	—	—	(1,064)
Stock-based compensation and charges	—	—	—	—	17,666	—	—	17,666
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(5,244)	(5,244)
Balance at December 31, 2009	—	$—	38,930	$39	$2,112,730	$(17,116)	$(2,021,456)	$74,197
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(15,472)	(15,472)
Reclassification of unrealized loss on auction
rate securities	—	—	—	—	—	17,600	—	17,600
Unrealized loss on marketable securities	—	—	—	—	—	(3)	—	(3)
Foreign currency translation	—	—	—	—	—	(109)	—	(109)
Comprehensive income (loss)	—	—	—	—	—	17,488	(15,472)	2,016
Issuance of common stock under exercise of
stock options	—	—	683	1	4,751	—	—	4,752
Issuance of restricted stock	—	—	41	—	—	—	—	—
Forfeitures of restricted stock	—	—	(17)	—	—	—	—	—
Restricted stock surrendered for employee tax
liability	—	—	(11)	—	(98)	—	—	(98)
Stock-based compensation and charges	—	—	—	—	7,290	—	—	7,290
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(5,383)	(5,383)
Balance at December 31, 2010	—	$—	39,626	$40	$2,124,673	$372	$(2,042,311)	$82,774
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,260	7,260
Foreign currency translation	—	—	—	—	—	(114)	—	(114)
Comprehensive income (loss)	—	—	—	—	—	(114)	7,260	7,146
Issuance of common stock under exercise of
stock options	—	—	148	—	834	—	—	834
Issuance of restricted stock	—	—	428	—	—	—	—	—
Forfeitures of restricted stock	—	—	(1)	—	—	—	—	—
Common stock repurchases	—	—	(1,483)	(1)	(9,619)	—	—	(9,620)
Restricted stock surrendered for employee tax
liability	—	—	(36)	—	(312)	—	—	(312)
Stock-based compensation and charges	—	—	—	—	5,907	—	—	5,907
Convertible preferred stock dividend and
accretion of discount	—	—	—	—	—	—	(4,069)	(4,069)
Balance at December 31, 2011	—	$—	38,682	$39	$2,121,483	$258	$(2,039,120)	$82,660

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from continuing operating activities:
Net income (loss)	$7,260	$(15,472)	$(6,946)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	—	—	486
Gain on disposition of discontinued operations	—	—	(2,303)
Depreciation	9,393	10,077	10,494
Amortization of intangible assets	1,505	696	473
Provision for doubtful accounts	190	80	1,298
Stock-based compensation and charges	5,907	7,290	17,602
Impairment of auction rate securities	—	19,559	—
Loss (gain) on sales and disposals of assets	126	—	(1,185)
Earnings of unconsolidated joint venture	(985)	(1,017)	(149)
Change in market value of embedded derivative liability	—	—	(600)
Other non-cash items	(88)	(210)	(171)
Changes in operating assets and liabilities, net of acquisitions and discontinued operations:
Accounts receivable	(2,229)	1,316	702
Other assets	1,292	3,254	26
Accounts payable and accrued expenses	(2,060)	(386)	(2,016)
Deferred revenue	(3,880)	(2,490)	(8,059)
Net cash provided by continuing operating activities	16,431	22,697	9,652
Net cash used in discontinued operations	—	—	(1,894)
Net cash provided by operating activities	16,431	22,697	7,758
Cash flows from investing activities:
Purchases of property and equipment	(8,099)	(10,732)	(9,608)
Acquisitions, net of cash acquired	(500)	(12,371)	—
Investment in joint venture	—	(499)	(6,500)
Proceeds from dissolution of joint venture	499	—	—
Proceeds from the sale of auction rate securities	—	109,841	—
Principal payments on notes receivable	—	1,000	—
Distributions of earnings from unconsolidated joint venture	1,940	1,000	—
Proceeds from the sale of marketable equity securities	—	14	—
Proceeds from sale of assets	—	—	1,370
Net cash (used in) provided by investing activities of continuing operations	(6,160)	88,253	(14,738)
Net cash provided by investing activities of discontinued operations	—	—	1,739
Net cash (used in) provided by investing activities	(6,160)	88,253	(12,999)
Cash flows from financing activities:
Proceeds from exercise of stock options	834	4,752	1,879
Proceeds from line of credit	—	64,700	—
Restricted cash	—	462	2,747
Proceeds from loan payable	—	316	—
Gross principal payments on line of credit	—	(129,330)	(70)
Redemption of convertible preferred stock	(70,000)	—	—
Repurchases of common stock	(9,620)	—	—
Payment of dividends on preferred stock	(2,008)	—	—
Payments on capital lease obligations	—	—	(339)
Tax payment related to net share settlements of restricted stock awards	(312)	(98)	(1,064)
Principal payments on loan payable	(103)	(82)	—
Net cash (used in) provided by financing activities	(81,209)	(59,280)	3,153
Change in cash and cash equivalents	(70,938)	51,670	(2,088)
Cash and cash equivalents, beginning of period	158,517	106,847	108,935
Cash and cash equivalents, end of period	$87,579	$158,517	$106,847

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Move, Inc. and its subsidiaries (the “Company”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. The Company’s flagship consumer web sites are REALTOR.com®, Move.com and Moving.com. Through its ListHub business, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. The Company also provides lead management software for real estate agents and brokers through its Top Producer® business.

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

     Cash and Cash Equivalents — All highly liquid instruments with an original maturity of three months or less are considered cash and cash equivalents, those with original maturities greater than three months and current maturities less than 12 months from the balance sheet date are considered short-term investments. The Company invests its excess cash in liquid money market and treasury bill investments.

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

     Property and Equipment — Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment and five years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Construction in progress is primarily related to computer hardware, software licenses and capitalized costs not yet deployed. Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations.

     Product and Web Site Development Costs — The Company capitalizes direct costs incurred in the development phase of software developed for internal use, web site development costs, and costs to develop its monthly subscription software products (“capitalized software costs”). The Company only capitalizes direct costs if there is new functionality being developed and the expected life is greater than one year. As the Company is constantly enhancing its products and adding new functionality, a significant portion of its product and web site development costs are expensed as incurred. Additionally, costs related to design or maintenance is expensed as incurred. The Company had $16.5 million and $14.7 million of capitalized software costs and $12.4 million and $10.6 million of accumulated amortization included in computer software and equipment and construction in progress which is included in Property and Equipment, net, at December 31, 2011 and 2010, respectively.

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

     The following table summarizes the Company’s useful lives for significant intangible and long-lived assets:

Weighted Average
Amortization
Period
Type	(In Years)
Purchased technology	6.0
Content syndication agreements	5.0
Other	8.7

     Revenue Recognition — Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. The Company determines the selling price of its deliverables based on the following hierarchy: (1) vendor-specific objective evidence ("VSOE") if available; (2) third-party evidence ("TPE") if VSOE is not available; and (3) best estimated selling price ("BESP") if neither VSOE nor TPE is available. The Company evaluates whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenues and expense.

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

     The Company derives its revenue primarily from two sources (i) advertising revenue for running online advertising on the Company’s web sites and (ii) software revenue, which represents software licenses. The Company derives all of its revenue from its operations in North America. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

     Advertising Expense — Advertising costs from continuing operations, which consist primarily of online advertising, portal fees, keyword buys, e-mail campaigns, and other trade advertising, are expensed as incurred and totaled $13.1 million, $13.7 million, and $16.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

     Stock-Based Compensation — The Company typically issues two types of stock-based awards to employees: restricted stock and stock options. Compensation expense associated with restricted stock is based on the fair value of the common stock on the date of grant. Compensation expense associated with stock options granted to employees is based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

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

     Net Income (Loss) Per Share — Net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of common shares outstanding. Shares associated with stock options and convertible preferred stock are not included to the extent they are anti-dilutive.

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

     Recent Accounting Developments — In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

     In June 2011, the FASB issued an accounting standards update which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate, but consecutive statements. This update will be effective for public companies during interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this standards update will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

     In September 2011, the FASB issued an accounting standards update which allows entities to use a qualitative approach to test goodwill for impairment. This update permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for public companies during interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this standards update will not have an impact on the Company’s consolidated financial statements as it only requires a change in the possible approach taken to test goodwill for impairment.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3. Acquisitions and Disposals

     In the third quarter of 2011, the Company acquired the assets of Peep.ly, LLC (“Social Bios”). The Social Bios assets include social media products that can compile and integrate a user’s social networking profiles from various social media properties to build a web site landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user’s social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition did not have a material impact on our consolidated financial position, results of operation or cash flows.

     In the third quarter of 2010, the Company acquired all of the outstanding shares of Threewide Corporation (“Threewide”) for approximately $13.1 million in cash. Threewide was the operator of ListHub, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values. The $13.1 million purchase price was allocated $0.5 million to net tangible assets (which included $0.7 million of cash acquired), $5.1 million to intangible assets with estimated useful lives of five years, $0.5 million to indefinite lived trade name and trademarks, and the remaining $7.0 million was allocated to goodwill. In connection with the purchase accounting, the Company recorded a net deferred tax liability of $0.2 million associated with the indefinite lived intangible and an income tax benefit of $0.3 million (see Note 20), resulting in additional goodwill of $0.5 million being recorded. As of December 31, 2011, the Company had goodwill of $7.5 million and net intangible assets of $4.3 million associated with the Threewide acquisition. The financial results of Threewide are included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

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

     Pursuant to ASC 205-20 “Presentation of Financial Statements - Discontinued Operations” (formerly SFAS No. 144), the consolidated financial statements of the Company for all periods presented reflect the classification of its Welcome Wagon® division as discontinued operations. Accordingly, the revenue, operating expenses, and cash flows of these divisions have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Loss from discontinued operations,” net of applicable income taxes of zero; and as “Net cash provided by (used in) discontinued operations.” Total revenue and loss from discontinued operations for the year ended December 31, 2009 are as follows (in thousands):

Revenue	$9,609
Total operating expenses	(9,050)
Restructuring charges	(1,045)
Loss from discontinued operations	$(486)
Gain on disposition of discontinued operations	$2,303

     In the third quarter of 2009, the Company sold certain product lines associated with the Enterprise business for a sale price of approximately $1.4 million in cash. The transaction resulted in a gain on sale of assets of $1.3 million which is reflected in other income, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

4. Restructuring Charges

     During the year ended December 31, 2008, the Company’s Board of Directors approved restructuring and integration plans with the objective of eliminating duplicate resources and redundancies and implementing a new operating structure to lower total operating expenses. As a result of these plans, the Company incurred a restructuring charge from continuing operations of $4.4 million for the year ended December 31, 2008 which included lease obligations and related charges of $3.0 million for the consolidation of the Company’s operations in Westlake Village, California and the vacancy of a portion of the leased facility. During the year ended December 31, 2009, the Company entered into a new lease agreement for its Westlake Village facility. The Company’s obligation under the old lease was terminated and, as a result, the remaining restructuring reserve was reversed, resulting in a $1.2 million credit to restructuring charges for the year ended December 31, 2009.

     During the year ended December 31, 2009, the Company incurred an additional restructuring charge from discontinued operations of $1.1 million associated with lease termination charges and additional employee termination costs.

5. Investments in Joint Ventures

     In August 2010, the Company entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $0.5 million, reflecting such cash payment. In addition, the Company entered into an Interim Services Agreement in August 2010 with the joint venture partner, under which the Company hosted and operated the MortgageMatch.com web site, performed various supporting services and received a fixed monthly fee. At December 31, 2010, the Company’s carrying value of the joint venture investment was equal to its proportionate share in the underlying assets of the joint venture.

     In July 2011, the Company and its joint venture partner decided to dissolve the joint venture and terminate the Interim Services Agreement. As a result of the dissolution, the Company received a distribution of $0.5 million which represented the refund of its initial investment. In addition, the Company incurred $0.6 million in costs related to the dissolution of the joint venture which are included in general and administrative expenses for the year ended December 31, 2011.

     In October 2009, along with Builder Homesite, Inc. (“BHI”) the Company entered into an agreement to create Builders Digital Experience LLC (“BDX”), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX operates the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. The Company made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $6.5 million. The carrying value of the investment in BDX exceeds the Company’s proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily related to differences in the cash payments and carrying value of the net assets contributed by the Company and BHI upon the formation of the joint venture and represented goodwill.

     The Company accounts for its investments in the joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture’s net income or loss based on the monthly financial statements of the joint venture. The Company records its proportionate share of net income or loss one month in arrears. The Company recorded $1.0 million, $1.0 million and $0.1 million in undistributed earnings which is included in earnings of unconsolidated joint venture in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received cash distributions of $1.9 million and $1.0 million from BDX during the years ended December 31, 2011 and 2010, respectively.

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

7. Fair Value Measurements

     The following table presents the assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis, all of which are classified as Level 1 in the fair value hierarchy:

	December 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents (1)	$87,579	$158,517
Total assets at fair value	$87,579	$158,517
____________________

(1)	Cash and cash equivalents consist primarily of treasury bills with original maturity dates of three months or less and money market funds for which the Company determines fair value through quoted market prices.

     Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At December 31, 2011 and 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8. Revolving Line of Credit

     On September 20, 2011, the Company entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At December 31, 2011, the Company had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among other financial and other covenants, the revolving line of credit provides that the Company must maintain tangible net worth of $50.0 million, a quick ratio of 1.50 to 1.0, and adjusted EBITDA of $17.0 million on a twelve month rolling basis. The Company was in compliance with these covenants as of December 31, 2011. The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles it now or subsequently owns. In addition, the Company has pledged the capital stock in its current and future subsidiaries as further collateral for the revolving line of credit.

9. Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Computer software and equipment	$63,356	$58,969
Furniture, fixtures and office equipment	2,602	3,247
Leasehold improvements	9,402	9,949
Construction in progress	1,516	1,368
Total	76,876	73,533
Less: accumulated depreciation and amortization	(56,389)	(51,599)
Property and equipment, net	$20,487	$21,934

     Depreciation expense, excluding discontinued operations, was $9.4 million, $10.1 million and $10.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The amounts include amortization of fixed assets acquired under capital lease obligations of $0.3 million for the year ended December 31, 2009, and amortization of capitalized software costs of $1.8 million, $2.3 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, there were no assets purchased under capital leases.

10. Goodwill and Other Intangible Assets

     The Company has goodwill of $24.5 million and no accumulated impairment losses as of December 31, 2011 and 2010. The Company also has both indefinite and definite lived intangibles. Indefinite-lived intangibles consist of $2.5 million of trade name and trademarks. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, and other miscellaneous agreements. The definitive-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets. Intangible assets by category are as follows (in thousands):

	December 31,
	2011		2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$520	$3,060	$518
Content syndication agreements	3,800	971	3,800	211
Purchased technology	1,900	1,250	1,400	967
NAR operating agreement	1,578	1,503	1,578	1,352
Other	2,680	1,455	2,680	1,146
Total	$13,018	$5,699	$12,518	$4,194

     Amortization expense, excluding discontinued operations, for intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.7 million and $0.5 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount
2012	$1,513
2013	1,272
2014	1,155
2015	780
2016	18

11. Accrued Expenses

     Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll and related benefits	$8,797	$9,930
Other	5,985	6,351
Total	$14,782	$16,281

12. Related-party Transactions

     The Company provided product development services to NAR and recognized $0.8 million in revenues for the year ended December 31, 2011 and $2.4 million in revenues for the year ended December 31, 2009. The Company also makes payments to NAR through its operating agreement and other advertising agreements. Total amounts paid under these agreements were $2.0 million, $1.9 million and $1.9 million for each of the three years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, the Company had a balance of $0.5 million due to NAR under these agreements which is included in accounts payable. Additionally, future commitments to NAR are included within the commitment schedule in Note 22.

13. Stock Plans

     In June 2011, the Board of Directors adopted, and the stockholders approved, the Move, Inc. 2011 Incentive Plan (“2011 Plan”). The 2011 Plan reserved 5,200,000 shares of common stock for future grants. The 2011 Plan contains a provision for an automatic increase in the number of shares available for grant, not to exceed 2,500,000, based on the number of shares underlying awards outstanding as of February 28, 2011 under prior plans that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. We renounced the granting of further awards under all previous stock plans as part of our proposal of the Move, Inc. 2011 Incentive Plan for shareholder approval, which 2011 plan was approved by our shareholders at our Annual Meeting on June 15, 2011. As of December 31, 2011, common stock available for future issuance under equity compensation plans was 4.5 million shares.

     In January 1999, the Board of Directors adopted, and in March 1999 the Company’s stockholders approved, the 1999 Equity Incentive Plan (“1999 Plan”) to replace a pre-existing stock option plan (“1996 Plan”). The 1999 Plan provided for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The initial number of shares of common stock reserved for issuance under the 1999 Plan was 2,500,000. In April 1999 and June 1999, the Board of Directors authorized, and the stockholders approved, an increase in the number of shares reserved for issuance under the 1999 Plan by an additional 750,000 shares and 156,250 shares, respectively. This plan expired in April 2009. In June 1999, the Board of Directors adopted, and the stockholders approved, the 1999 Stock Incentive Plan (“SIP”) which was combined with the previous 1999 Plan. The SIP reserved 1,225,000 shares of common stock for future grants. The SIP contained a provision for an automatic increase in the number of shares available for grant starting January 1, 2000 and each January thereafter by an amount equal to 4.5% of the outstanding shares as of the preceding December 31; provided, however, that the aggregate number of shares that qualify as Incentive Stock Options (as defined in the plan) must not exceed 20.0 million shares. In accordance with the provisions of the SIP, the number of options available for grant was increased by 1,722,171 shares in January 2009. Pursuant to the terms of the plan, no person was eligible to receive more than 500,000 shares in any calendar year under the plan. This plan expired in July 2009.

     In connection with acquisitions prior to 2002, the Company assumed plans with authorized options of 2,003,285. Options outstanding pursuant to these plans were 654,328 and 838,114 as of December 31, 2011 and 2010, respectively, and the weighted average exercise price of those option shares was $14.41 and $14.32, respectively.

     On January 15, 2002, the Board of Directors adopted the 2002 Stock Incentive Plan (“2002 SIP”). The 2002 SIP reserved 3,750,000 shares of common stock for future grants of nonqualified stock options to employees, consultants, contractors and advisors as to be determined by the Management Development and Compensation Committee of the Board of Directors. Pursuant to the terms of the plan, options granted to insiders (officers or directors of the Company who are subject to Section 16 of the Securities Exchange Act of 1934) may not exceed in the aggregate forty percent (40%) of all shares that are reserved for grant under the plan.

     On July 20, 2009, the Company established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 656,250 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with the Company.

     Stock-Based Compensation and Charges

     The following chart summarizes the stock-based compensation and charges that have been included in the following financial statement captions for each of the periods presented (in thousands):

	For the Year Ended
	December 31,
	2011	2010	2009
Cost of revenue	$221	$175	$181
Sales and marketing	1,351	1,598	1,736
Product and web site development	1,176	1,616	687
General and administrative	3,159	3,901	14,998
Total from continuing operations	5,907	7,290	17,602
Total from discontinued operations	—	—	64
Total stock-based compensation and charges	$5,907	$7,290	$17,666

     Stock-based compensation and charges for the years ended December 31, 2011 and 2010 are comprised of employee-based and non-employee-based stock option expenses and restricted stock amortization. For the year ended December 31, 2009, stock-based compensation and charges are comprised of employee-based stock option expense and restricted stock amortization.

     During the year ended December 31, 2009, the Company modified the vesting and extended the time to exercise certain option awards for several former executive employees. As a result, the Company recorded additional stock-based compensation expense of $9.1 million. There were no such modifications for the year ended December 31, 2011 and 2010.

     Option Awards

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 “Compensation – Stock Compensation” (formerly SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. Compensation costs are recognized using a straight-line amortization method over the vesting period.

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

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rates	0.83-2.30%	1.13-2.43%	0.11-2.54%
Expected term (in years)	5.85	5.85	5.85
Dividend yield	0%	0%	0%
Expected volatility	75-80%	80-85%	85%

     During the year ended December 31, 2009, the Company updated the estimated forfeiture rates it uses in the determination of its stock-based compensation expense; this change was the result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. The impact of the change to the forfeiture rates on non-cash compensation expense was immaterial for the year ended December 31, 2009. There were no changes to the forfeiture rate for the year ended December 31, 2011 and 2010. The following table summarizes the activities under the option plans for the three years ended December 31, 2011 and includes shares issued to non-employees as described below:

			Weighted Average	Aggregate
	Number	Weighted	Remaining	Intrinsic
	of Shares	Average	Contractual Term	Value
	(in thousands)	Exercise Price	(Years)	(in thousands)
Outstanding at December 31, 2008	8,824	$12.68	5.31	$2,328
Granted	1,791	7.68
Exercised	(266)	7.08
Forfeited	(773)	17.92
Outstanding at December 31, 2009	9,576	11.48	4.54	$2,797
Granted	506	7.12
Exercised	(683)	6.96
Forfeited	(908)	20.40
Outstanding at December 31, 2010	8,491	10.63	4.37	$18,595
Granted	1,232	8.04
Exercised	(148)	5.64
Forfeited	(745)	12.40
Outstanding at December 31, 2011	8,830	$10.21	3.86	$1,913
Exercisable at December 31, 2011	7,035	$10.91	2.68	$1,389

       Additional information with respect to the outstanding and exercisable options as of December 31, 2011 (shares in thousands):

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
Prices	Of Shares	Exercise Price	of Shares	Exercise Price
$1.20 to 7.04	3,770	$6.16	3,072	$6.28
$7.24 to 8.88	2,032	8.41	1,093	8.55
$8.92 to 17.24	2,327	15.33	2,174	15.66
$17.28 to 25.52	701	20.19	696	20.18
$1.20 to 25.52	8,830	$10.21	7,035	$10.91

     The weighted-average fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $5.34, $5.08, and $5.48, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $1.1 million, and $1.1 million, respectively. The intrinsic value of options exercisable as of December 31, 2011, 2010 and 2009 was $1.4 million, $12.4 million, and $0.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

     A summary of the Company’s non-vested stock options for the three years ended December 31, 2011 is as follows (shares in thousands):

	Number	Weighted
	of	Average
	Shares	Exercise Price
Non-vested options at December 31, 2008	2,318	$12.09
Granted	1,791	7.66
Vested	(1,515)	13.31
Forfeited	(250)	9.20
Non-vested options at December 31, 2009	2,344	$8.22
Granted	506	7.12
Vested	(879)	9.24
Forfeited	(96)	9.05
Non-vested options at December 31, 2010	1,875	$7.40
Granted	1,232	8.04
Vested	(892)	7.53
Forfeited	(420)	8.77
Non-vested options at December 31, 2011	1,795	$7.46

     As of December 31, 2011, there was $8.3 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company’s plans. Substantially all of that cost is expected to be recognized over a weighted average period of 2.5 years. Non-vested shares relating to non-employees reflected in the table above include 36,286 and 48,375 non-vested shares as of December 31, 2011 and 2010, respectively.

   Options Granted to Non-employees

     During the year ended December 31, 2010, the Company granted 48,375 stock options to non-employees. The options vest over four years with an exercise price equal to the market value of the Company’s common stock on the grant date and expire after 10 years.

     The Company used the Black-Sholes valuation model to estimate the fair value of the unvested shares of these options as of December 31, 2011 and 2010. The Company used a risk free interest rates of 0.83% and 1.13%, respectively, an expected life of 5.85 years, an annual volatilities of 75% and 80%, respectively, and no expected dividends to determine the fair value. The Company estimated the fair value of each option granted to be approximately $3.57 and $7.08 as of December 31, 2011 and 2010, respectively. The Company recorded stock-based charges in general and administrative expense of less than $0.1 million with respect to these options for each of the years ended December 31, 2011 and 2010, respectively.

   Restricted Stock Awards

     The Company grants restricted stock awards to non-employee members of its Board of Directors as compensation (except any director who is entitled to a seat of the Board of Directors on a contractual basis or has waived such compensation). During the year ended December 31, 2011, the Company granted 7,500 shares of common stock to the Chairman of the Board of Directors which was vested immediately. Also, during the year ended December 31, 2009, the Company granted 15,000 shares of restricted stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of these shares vested on the grant date and half of the shares vested one year from the grant date. Additionally, during the years ended December 31, 2011, 2010, and 2009, the Company issued 32,729, 34,775 and 43,855 shares of restricted stock, respectively, to all non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived such compensation). These shares, subject to certain terms and restrictions, will vest on the third anniversary of their issuance. The total intrinsic value associated with the issuance of these shares was approximately $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is being recognized over their respective vesting period. During each of the years ended December 31, 2010 and 2009, a member of the Board of Directors resigned and forfeited 16,597 and 13,927 shares, respectively, of unvested restricted stock. Total cost recognized was approximately $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in stock-based compensation and charges.

     The Company also grants restricted stock awards to certain executives and key employees. Generally, these shares, subject to certain terms and restrictions, vest in four annual installments over the four year period following the grant dates. During the year ended December 31, 2011, the Company granted 440,850 shares with a grant date fair value of $3.4 million which is being amortized over the vesting periods. During the year ended December 31, 2009, the Company granted 537,500 shares of restricted stock with a grant date fair value of $3.7 million. The Company did not grant any restricted stock awards during the year ended December 31, 2010. Total costs recognized during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $1.0 million and $2.3 million, respectively, and is included in stock based compensation and charges.

     A summary of the Company’s non-vested restricted stock awards for the three years ended December 31, 2011 is as follows (shares in thousands):

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non-vested restricted stock awards at December 31, 2008	100	$14.30
Granted	596	6.91
Vested	(207)	7.59
Forfeited	(27)	10.51
Non-vested restricted stock awards at December 31, 2009	462	$7.99
Granted	35	9.08
Vested	(182)	7.96
Forfeited	(17)	9.51
Non-vested restricted stock awards at December 31, 2010	298	$8.04
Granted	481	7.64
Vested	(220)	7.59
Forfeited	(75)	8.83
Non-vested restricted stock awards at December 31, 2011	484	$7.73

     The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009, was $1.9 million, $1.4 million and $1.3 million, respectively. As of December 31, 2011, the weighted average recognition term for these awards is 3.16 years.

   Performance Based Restricted Stock Units

     The Company also grants performance-based restricted stock units to members of the management team. These awards are generally earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”) relating to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a specified fiscal year. The Board of Directors did not award any new performance-based restricted stock awards during the year ended December 31, 2011. During the year ended December 31, 2010, the Board of Directors awarded 187,500 shares of performance-based restricted stock units to be earned on the attainment of performance goals relating to the Company’s EBITDA for the fiscal year ended December 31, 2011. The performance goals for these awards were not attained, therefore no stock-based compensation was recognized and the shares were forfeited as of December 31, 2011. During the year ended December 31, 2009, the Company awarded 268,750 shares of performance-based restricted stock units to be earned based on the attainment of certain performance goals relating to the Company’s EBITDA for the fiscal years ended December 31, 2010 and 2011. Based on the attainment of the performance goals for the fiscal year ended December 31, 2010, a portion of these shares were vested and the Company recognized $0.2 million in stock-based compensation costs during the year ended December 31, 2010. Based on the attainment of the performance goals for the fiscal year ended December 31, 2011, another portion of these shares were vested and the Company recognized $0.7 million in stock-based compensation costs during the year ended December 31, 2011.

     A summary of the Company’s non-vested performance-based restricted stock units for the three years ended December 31, 2011 is as follows (shares in thousands):

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non-vested stock units at December 31, 2008	507	$18.15
Granted	269	7.48
Forfeited	(507)	18.15
Non-vested stock units at December 31, 2009	269	$7.48
Granted	187	9.20
Vested	(24)	8.12
Forfeited	(7)	8.12
Non-vested stock units at December 31, 2010	425	$9.27
Vested	(81)	9.20
Forfeited	(344)	9.28
Non-vested stock units at December 31, 2011	—	$—

     The total fair value of performance-based restricted stock units vested during the year ended December 31, 2011 and 2010 was $0.7 million and $0.2 million, respectively. No performance-based restricted stock units vested during the year ended December 31, 2009.

14. Series B Convertible Preferred Stock

     On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement (“Agreement”) with Elevation Partners, L.P. and such affiliates as Elevation designated (the “Purchasers”) to sell to the Purchasers 100,000 shares of its Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and are classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company’s financial statements as though it consisted of two components: (i) convertible preferred stock (the “Host Contract”) with a 3.5% annual dividend, and (ii) an embedded derivative (the “Embedded Derivative”) which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company’s consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as a reduction in retained earnings. During each of the three years ended December 31, 2011, the Company recorded accretion on the issuance costs of approximately $2.0 million, $1.3 million and $1.3 million, respectively. Due to the expiration of the change of control provisions as of November 30, 2010, there was no fair value associated with the Embedded Derivative as of December 31, 2011 and 2010. As a result of a reduction in fair value of the embedded derivative for the year ended December 31, 2009, the Company recognized other income of $0.6 million.

     The Series B Preferred Stock had an original aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock is convertible into the Company’s common stock at a conversion price of $16.80 per share, subject to certain adjustments upon certain events. In February 2011, the Company reached an agreement with the Purchasers to redeem 70,000 shares of the Company’s Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. As a result of the redemption, the Company accelerated a proportionate share of the unamortized discount resulting in an additional charge of $1.4 million for the year ended December 31, 2011. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B Preferred Stock and holds approximately 49,044 shares of such stock as of December 31, 2011, which stock is held under the same terms as applied to the original purchase of Series B Preferred Stock. As a result of the redemption, Elevation’s entitlement to representation on the Company’s Board of Directors fell from two board seats to one. However, the Company’s Board of Directors waived the obligation of one of the Elevation-appointed directors to resign as a result of the above-described (partial) redemption and both Elevation-appointed directors continued as directors through the date of the Company’s Annual Meeting on June 15, 2011. The Company’s Board of Directors, in the Company’s Proxy Statement filed with the SEC on April 28, 2011, nominated for election to the Company’s Board of Directors at the Company’s 2011 Annual Meeting Roger B. McNamee, a prior Elevation-appointed director. The shareholders accepted the Board’s recommendation that they elect Mr. McNamee as a director during the Company’s 2011 Annual Meeting. The Purchasers are required to vote their shares in the manner recommended by the Board with respect to the election or removal of directors, other than any directors designated by the Purchasers.

     The Series B Preferred Stock pays a quarterly dividend of 3.5% per annum of the original price per share, which were payable in additional Series B Preferred Stock until November 29, 2010, after which such dividends are paid only in cash. The dividend the Company is obligated to pay on the remaining unredeemed Series B Preferred Stock pursuant to the original purchase terms is $0.4 million per quarter. As of December 31, 2011 and 2010, the Company had recorded a liability for dividends payable in cash of $0.4 million which is included in accrued expenses on the Company’s Consolidated Balance Sheet. Under the terms of the Agreement, in November 2012, the Company is obligated to redeem the remaining outstanding shares of 49,044 at a total redemption price of $49 million. In the event of a change of control, the Company will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 101% of the liquidation preference. Based on the number of shares of common stock outstanding as of December 31, 2011, if all shares of Series B Preferred Stock were converted they would represent 7% of the Company’s outstanding common stock.

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

     A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross Proceeds	$100,000
Costs and expenses of issuance	(5,924)
Embedded derivative liability	(3,137)
Net convertible preferred stock at issuance	90,939
Accretion of discount	99
Dividends	311
Net convertible preferred stock at December 31, 2005	91,349
Accretion of discount	1,302
Dividends	3,557
Costs and expenses of issuance	4
Net convertible preferred stock at December 31, 2006	96,212
Accretion of discount	1,294
Dividends	3,683
Net convertible preferred stock at December 31, 2007	101,189
Accretion of discount	1,294
Dividends	3,814
Net convertible preferred stock at December 31, 2008	106,297
Accretion of discount	1,294
Dividends	3,950
Net convertible preferred stock at December 31, 2009	111,541
Accretion of discount	1,294
Dividends	3,729
Net convertible preferred stock at December 31, 2010	116,564
Accretion of discount	1,991
Partial redemption of convertible preferred stock	(70,000)
Net convertible preferred stock at December 31, 2011	$48,555

15. Capitalization

   Reverse Stock Split

     At the close of business on November 18, 2011, the Company effected a 1-for-4 reverse split of its common stock, which was previously authorized by its stockholders. All common stock share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented, except for par value, which was not affected by the reverse stock split.

   Series A Preferred Stock

     As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2011 and December 31, 2010, one share of Series A Preferred Stock was issued and outstanding and held by NAR. The holder of Series A Preferred Stock has the following rights:

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

     Redemption — Upon the earlier to occur of (i) termination of that certain operating agreement dated November 26, 1996, as the same may be amended from time to time (the “operating agreement”), or (ii) NAR ceases to own at least 37,445 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, between NAR, and subsidiaries of the Company, or the Trademark License dated as of November 26, 1996, by and between NAR and the Company, at any time thereafter the Company may, at the option of the Board, redeem the Series A Preferred Stock. The redemption price for each share of Series A Preferred Stock shall be $1.00 per share.

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

   Issuance of Common Stock

     The Company recognized $0.3 million, $0.4 million and $0.4 million in stock-based charges in connection with the issuance of common stock to members of its Board of Directors for the years ended December 31, 2011, 2010 and 2009, respectively.

16. Common Stock Repurchases

     In February 2011, the Company’s Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two year period, the repurchase of the Company’s outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, the Company may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under this program will depend upon market conditions, corporate considerations, and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of the Company’s common stock. As of December 31, 2011, the Company had repurchased 1,483,169 shares of its common stock for a total price of $9.6 million.

17. Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	For The Year Ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$7,260	$(15,472)	$(8,763)
Income from discontinued operations	—	—	1,817

Net income (loss)	7,260	(15,472)	(6,946)
Convertible preferred stock dividend and related accretion	(4,069)	(5,383)	(5,244)
Net income (loss) applicable to common stockholders	$3,191	$(20,855)	$(12,190)

Net income (loss) applicable to common stockholders from continuing operations	$3,191	$(20,855)	$(14,007)
Net income applicable to common stockholders from discontinued operations	—	—	1,817
Net income (loss) applicable to common stockholders	$3,191	$(20,855)	$(12,190)

Denominator:
Basic weighted average shares outstanding	39,114	38,880	38,342
Dilutive effect of options, warrants and restricted stock	814	—	—
Fully diluted weighted average shares outstanding	39,928	38,880	38,342

Basic income (loss) applicable to common stockholders:
Continuing operations	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	0.05
Net loss	$0.08	$(0.54)	$(0.32)

Diluted income (loss) applicable to common stockholders:
Continuing operations	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	0.05
Net loss	$0.08	$(0.54)	$(0.32)

     Because their effects would be anti-dilutive for the periods presented, the above computation of diluted income (loss) per share excludes preferred stock and options of 7,795,006, 15,874,090, and 16,925,436 for the years ended December 31, 2011, 2010, and 2009, respectively.

18. Supplemental Cash Flow Information

     During the year ended December 31, 2011:

  The Company issued 24,219 shares of stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements. The charge associated with these shares of $0.2 million was recognized as stock-based compensation during the year ended December 31, 2010.

  The Company issued 32,729 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

  The Company issued 7,500 shares of restricted common stock to the Chairman of the Board of Directors which was immediately vested. The charge associated with these shares of $0.1 million was recognized as stock-based compensations for the year during the year ended December 31, 2011.

  The Company issued 388,500 shares of restricted common stock, net of forfeitures, to certain executive employees which vest over four years. The charge associated with these shares was $2.9 million and is being recognized over the four-year vesting period.

     During the year ended December 31, 2010:

  The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million

  The Company issued 34,775 shares of restricted common stock to the non-employee members of its Board of Directors which vest over three years. The charge associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

  The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends and declared and accrued $0.4 million in cash dividends.

     During the year ended December 31, 2009:

  The Company paid $1.9 million in interest.

  The Company issued 450,000 shares of restricted common stock to its new Chief Executive Officer with 175,000 shares vested immediately, and subject to certain terms and restrictions, 125,000 shares vesting one year from the grant date and 150,000 shares vesting two years from the grant date. The charge associated with these shares was $2.7 million and is being recognized over the vesting periods.

  The Company issued 15,000 shares of restricted common stock to the members of the ad hoc Executive Committee of its Board of Directors. Half of the shares vested on the grant date and half of the shares will vest on year from the grant date. The charge associated with these shares was approximately $0.1 million and is being recognized over the vesting period.

  The Company issued 43,855 shares of restricted common stock to certain members of its Board of Directors. These shares will vest on the third anniversary of their issuance. The charge associated with these shares was $0.4 million and is being recognized over the three-year vesting period.

  The Company received a $1.0 million promissory note in conjunction with the sale of its Welcome Wagon division. The principal balance of the note was paid during the year ended December 31, 2010.

  The Company issued 87,500 shares of restricted common stock to two of its new executive officers with shares vesting each year over the next three years on the anniversary of the grant date. The charge associated with these shares was $0.9 million and is being recognized over the vesting period.

  The Company issued $3.9 million in additional Series B Preferred Stock as in-kind dividends.

19. Defined Contribution Plan

     The Company has a savings plan (“Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company pays all general and administrative expenses of the plan and may make contributions to the plan. The Company made matching contributions of approximately $1.2 million, $1.1 million, and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

20. Income Taxes

     For the year ended December 31, 2011, the Company recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangibles assets and a current state tax expense of $0.1 million For the year ended December 31, 2010, the Company recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination, partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite lived intangible assets. For the year ended December 31, 2009, the Company recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite lived intangible assets partially offset by a current tax benefit of $0.1 million for a federal alternative minimum tax refund resulting from a net operating loss carryback available under new tax laws.

     Significant components of the provision for income taxes from continuing operations are as follows (in thousands):

	For the Year Ended
	December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$(217)
State	114	67	83
Total current provision	114	67	(134)
Deferred:
Federal	137	(98)	131
State	22	(122)	40
Total deferred provision	159	(220)	171
Income tax (benefit) expense	$273	$(153)	$37

     The components of the deferred tax assets and liabilities and related valuation allowance are as follows (in thousands):

	For the Year Ended
	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$278,031	$276,055
Other	44,364	44,443
	322,395	320,498
Valuation allowance	(322,395)	(320,498)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	(1,054)	(895)
Net deferred tax liability	$(1,054)	$(895)

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

     The valuation reserve for net deferred taxes increased by $1.9 million primarily as a result of adjusting net operating loss carryforwards associated with employee stock option exercises, partially offset by the utilization of net operating losses due to income generated for the current year, and the reduction of the deferred tax assets due to expiration of net operating loss carryovers.

     The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards (“NOL”) resulting from excess tax benefits. As of December 31, 2011, deferred tax assets do not include $52.3 million of these excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carry forwards. Additional paid in capital will be increased up to an additional $52.3 million if and when such excess tax benefits are realized.

     The reconciliation between the Company’s effective tax rate and the federal statutory rate is as follows (in thousands):

	For the Year Ended December 31,
	2011		2010		2009
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory rate applied to income before income taxes	$2,561	34%	$(5,313)	34%	$(2,967)	34%
State taxes, net of federal tax benefit	560	7	(1,025)	7	(514)	6
Permanent items	(4,256)	(56)	(1,146)	7	212	(2)
Change in state effective tax rate	(443)	(6)	3,811	(24)	—	—
Canadian Tax Credit	—	—	—	—	(6,634)	76
Change in valuation allowance	1,851	25	3,520	(23)	9,940	(114)
Total tax provision (benefit)	$273	4%	$(153)	1%	$37	0%

     At December 31, 2011, the Company had gross NOLs for federal and state income tax purposes of approximately $923.9 million and $321.7 million, respectively. The federal NOLs will begin to expire in 2018. Approximately $34.7 million of the state NOLs expired in 2011 and the state NOLs will continue to expire from 2012 until 2030. Gross net operating loss carry forwards for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. At December 31, 2011, the Company had $35.3 million of capital loss for federal and state income tax purposes, which will begin to expire in 2013. The Company also had approximately $6.7 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

     Approximately $150.1 million of the $923.9 million federal NOLs may belong to members of the Company’s group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to the Company to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

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

     The Company has completed a significant portion of its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs. There may also be additional ownership changes in the future, and any future change of its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

     As of December 31, 2011 and 2010, the Company does not have any uncertain tax positions or accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in provision for income tax. The Company does not have any interest or penalties related to uncertain tax positions in provision for income tax during the years ended December 31, 2011, 2010, and 2009. The tax years 1993-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

21. Settlements of Disputes and Litigation

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

     In December 2005, CIVIX-DDI, LLC (“CIVIX”) filed suit against NAR, the Company, Hotels.com, L.P. and Hotels.com GP LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleged that the Company and NAR infringed U.S. Patents 6,385,622; 6,408,307; 6,415,291; and 6,473,692 by offering, providing, using and operating location-based searching services through the REALTOR.com® web site and requested an unspecified amount of damages (including treble damages for willful infringement and attorneys’ fees) and an injunction. On December 30, 2009, CIVIX and the Company entered into an agreement resolving the patent infringement claims brought against the Company and NAR. Pursuant to the agreement, the Company received a paid up worldwide license to the patents at issue in the case, and NAR received a sublicense for use of the patents at issue in the case on web sites operated by the Company, for consideration as recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. The District Court dismissed with prejudice all claims against the Company and NAR.

     On November 12, 2008, Patricia Ramirez on behalf of herself and all other similarly situated California account executives filed a purported class action lawsuit in the Los Angeles Superior Court against Move, Inc., and its subsidiary Move Sales, Inc. asserting failure to fully reimburse business expenses, unlawful wage deductions, failure to timely pay wages due at termination, failure to timely furnish accurate itemized wage statements, unfair business practices and declaratory relief. Subsequent to December 31, 2009, the Company and plaintiff’s attorneys agreed to a tentative settlement of all claims brought by Ramirez on behalf of herself and all others in the purported class action. The amount of the settlement was accrued as of December 31, 2009 and was recorded in the Consolidated Statements of Operations for the year ended December 31, 2009. On August 24, 2010, the court entered Judgment of Final Approval of Settlement of Class Action Settlement. The settlement did not have a material effect on the Company's results of operations or cash flows for the year ended December 31, 2009.

22. Commitments and Contingencies

   Operating and Capital Leases

     The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2016. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Leasehold improvement incentives are recorded as deferred obligations and amortized as a reduction in rent expense through the life of the lease. As of December 31, 2011 and 2010, there were no assets or liabilities arising from capital leases obligations. Future minimum lease payments under operating leases as of December 31, 2011 are as follows (in thousands):

Operating
Year Ended December 31,	Leases
2012	$5,356
2013	4,251
2014	3,185
2015	2,138
2016 and thereafter	1,569
Total	$16,499

     Rental expense from continuing operations for the Company for operating leases was $4.5 million, $5.1 million, and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rental expense from discontinued operations was $0.2 million for the year ended December 31, 2009.

     Subsequent to December 31, 2011, the Company entered into an amendment to its existing Scottsdale facility lease which extends the lease expiration to March 2019 in exchange for a reduction in the monthly rental costs. The amendment increases the operating lease obligations by $5.5 million over the lease term.

   Other Commitments

     Under the Company’s operating agreement with NAR, the Company has an exclusive arrangement to operate REALTOR.com® as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2012 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

     The Company also has a data access agreement with Real Estate Business Services, Inc. (“REBS”), which provides the Company with a perpetual license to use data related to California real property included in REBS’s database on the Company’s web sites. In addition, the Company also has various other web services and content agreements providing data for the Company’s web sites.

     The following presents the Company’s future minimum commitments under the above agreements (in thousands):

Year Ending December 31,
2012	$4,267
2013	2,132
2014	2,132
2015	2,132
2016	2,132
Total	$12,795

     Commitments for the purchase of property, plant and equipment and software maintenance were approximately $0.3 million as of December 31, 2011.

   Legal Proceedings

     On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (“the Sarkisian case”), Real Estate Alliance, Limited (“REAL”), moved to certify two classes of defendants: subscribers and members of the MLS of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from us. The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether the Company’s web sites infringe the REAL patents.

     On April 3, 2007, in response to REAL’s attempt to certify the Company’s customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL, and its licensing agent, Equis Technology Development, LLC, and its principal, Scott Tatro (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the NAHB as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, MLSs, new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. In September, 2008, the court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe the REAL patents, damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the Real patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered a final judgment of non-infringement. In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Circuit Court, and in October 2010, the Company filed its opposition. On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings. On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

     In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against our affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the United States District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office (“PTO”). On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for reexamination and on December 21, 2010, issued an office action rejecting all claims in the Patents in Suit. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

23. Quarterly Financial Data (unaudited)

     Provided below is the selected unaudited quarterly financial data for 2011 and 2010:

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands, except per share amounts)
Revenue	$49,075	$48,915	$46,466	$47,268	$48,643	$49,691	$50,256	$48,913
Cost of revenue	10,783	10,461	9,959	9,166	10,928	11,088	10,766	10,337
Gross profit	38,292	38,454	36,507	38,102	37,715	38,603	39,490	38,576
Operating expenses:
Sales and marketing	18,316	17,927	16,281	16,090	18,332	18,872	18,631	17,902
Product and web site development	9,463	8,999	8,437	7,833	8,526	8,136	8,855	8,803
General and administrative	10,064	9,465	10,823	10,115	10,689	10,800	10,877	10,291
Amortization of intangibles assets	355	356	397	397	105	104	139	348
Operating income	94	1,707	569	3,667	63	691	988	1,232
Interest income (expense), net	18	17	(2)	18	556	178	33	143
Earnings of unconsolidated joint venture	211	140	367	267	106	193	342	376
Impairment of auction rate securities	—	—	—	—	(19,559)	—	—	—
Other income (expense)	429	(52)	(99)	182	(33)	(1,069)	(42)	177
Income (loss) before income taxes	752	1,812	835	4,134	(18,867)	(7)	1,321	1,928
Income tax expense (benefit)	18	74	31	150	63	28	(404)	160
Net income (loss)	734	1,738	804	3,984	(18,930)	(35)	1,725	1,768
Convertible preferred stock dividend and related accretion	(2,382)	(562)	(562)	(563)	(1,333)	(1,341)	(1,350)	(1,359)
Net income (loss) applicable to common stockholders	$(1,648)	$1,176	$242	$3,421	$(20,263)	$(1,376)	$375	$409
Basic net income (loss) applicable to common
stockholders	$(0.04)	$0.03	$0.01	$0.09	$(0.52)	$(0.04)	$0.01	$0.01
Diluted net income (loss) applicable to common
stockholders	$(0.04)	$0.03	$0.01	$0.09	$(0.52)	$(0.04)	$0.01	$0.01

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

     Move’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

     Move’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Move, Inc.

We have audited Move, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 17, 2012

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.

     (2) Schedule II — Valuation and Qualifying Accounts, Exhibit Number 99.01.

     (3) Exhibits

Number	Exhibit Title
3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006 (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006).

3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005 (incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006).

3.01.3	Certificate of Amendment, dated November 14, 2011 and effective (based on filing with the State of Delaware) November 18, 2011, to the Restated Certificate of Incorporation of Move, Inc., as such Restated Certificate had previously been amended by a Certificate of Amendment dated June 22, 2006 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 21, 2011).

3.02	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006).

3.02.1	Amendment, effective June 15, 2011, to the Bylaws of Move, Inc., relating to the permitted size range for the Board of Directors of Move, Inc. (3)

3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996 (incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999).

3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996 (incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 13, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated and filed on October 21, 2010).

4.01.1	Form of Specimen Certificate for Common Stock, for use after November 18, 2011, the date of the 1-for-4 reverse stock split of the common stock of Move, Inc. (3)

10.01.1	Operating Agreement dated November 26, 1996, between REALTORS® Information Network, Inc. and RealSelect, Inc. (incorporated by reference to Exhibit 10.02 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999).

10.01.2	First Amendment to Operating Agreement dated December 27, 1996 between REALTORS® Information Network, Inc. and RealSelect, Inc. (incorporated by reference to Exhibit 10.02.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999).

10.01.3	Amendment No. 2 to Operating Agreement dated May 28, 1999 between REALTORS® Information Network, Inc. and RealSelect, Inc. (incorporated by reference to Exhibit 10.02.3 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999).

10.02	Joint Ownership Agreement dated November 26, 1996, among National Association of REALTORS®, NetSelect, L.L.C., and NetSelect, Inc. (incorporated by reference to Exhibit 10.04 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999).

Number	Exhibit Title
10.03	Trademark License dated November 26, 1996, between National Association of REALTORS® and RealSelect, Inc. (incorporated by reference to Exhibit 10.05 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999).

10.04	Agreement dated August 21, 1998 among RealSelect, Inc., REALTORS® Information Network, Inc., National Association of REALTORS®, NetSelect, Inc., and NetSelect L.L.C. (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999).

10.05	Agreement dated May 28, 1999 among NetSelect, Inc., RealSelect, Inc., REALTORS® Information Network, Inc. and National Association of REALTORS® (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999).

10.06	Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999). (1)

10.07	Stock Purchase Agreement dated March 16, 2002 between Experian Holdings, Inc. and Homestore.com®, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 19, 2002).

10.08	Standard Office Lease executed September 18, 2009, between our subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed September 24, 2009).

10.09	NetSelect, Inc. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999). (2)

10.10	NetSelect, Inc. 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999). (2)

10.11	Homestore.com®, Inc. 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999). (2)

10.12	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.13	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999). (2)

10.14	Homestore.com®, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002). (2)

10.15	Amendment dated December 10, 2008 to the Homestore.com®, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.16	InfoTouch Corporation 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999). (2)

10.17	Move.com, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001). (2)

10.18	Cendant Corporation Move.com Group 1999 Stock Option Plan as assumed by Cendant Corporation from Move.com, Inc. and amended and restated effective as of March 21, 2000 (incorporated by reference to Exhibit 4.05 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001). (2)

10.19	1997 Stock Incentive Plan of Cendant Corporation as amended and restated through October 14, 1998 (incorporated by reference to Exhibit 4.06 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001). (2)

10.20	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 27, 2000 (incorporated by reference to Exhibit 4.07 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001). (2)

Number	Exhibit Title
10.21	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000 (incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001). (2)

10.22	Homestore 401(k) Plan (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999). (2)

10.23	Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004). (2)

10.24	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long (incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002). (2)

10.25	Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.26	Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.28	Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed May 2, 2007). (2)

10.29	Amendment dated December 19, 2008 to Offer letter to Lorna Borenstein dated April 26, 2007 (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.30	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.32	Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III (incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002). (2)

10.33	Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.34	Amendment dated April 2, 2009 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.39	Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008). (2)

10.40	Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008). (2)

10.41	Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008). (2)

10.42	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.43	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed January 23, 2009). (2)

Number	Exhibit Title
10.44	Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed January 23, 2009). (2)

10.45	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed January 23, 2009). (2)

10.52	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS® (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005).

10.53	Form of Certificate of Stock Option Grant to Executive Officers (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005). (2)

10.55	Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005).

10.56	Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005).

10.57	Asset Purchase Agreement dated February 21, 2006 between Homestore, Inc., TMP Directional Marketing, LLC and Moving.com, Inc. (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed May 5, 2006).

10.62	Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.63	Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.64	Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.65	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield (incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009). (2)

10.66	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed July 7, 2009). (2)

10.67	Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed July 7, 2009). (2)

10.68	Move, Inc. Performance–Based Restricted Stock Unit Agreement 2012 Performance Period with Robert J. Krolik dated July 20, 2009 (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.69	Move, Inc. Performance–Based Restricted Stock Unit Agreement for the 2011 Performance Period with Robert J. Krolik dated July 20, 2009 (incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.70	Move, Inc. Performance–Based Restricted Stock Unit Agreement for the 2010 Performance Period with Robert J. Krolik dated July 20, 2009 (incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.71	Move, Inc. Restricted Stock Award Agreement with Robert J. Krolik dated July 20, 2009 (incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.72	Move, Inc. Non-Qualified Stock Option Agreement with Robert J. Krolik dated July 20, 2009 (incorporated by reference to Exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010). (2)

10.73	Amendment dated September 10, 2010, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly-owned subsidiary of the National Association of REALTORS (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 16, 2010). (1)

Number	Exhibit Title
10.74	Agreement and Plan of Merger entered into by Move Sales, Inc. (a wholly owned subsidiary of the Company) and MSI TC Merger Sub (a wholly owned subsidiary of Move Sales, Inc.) on September 17, 2010, with Threewide Corporation and, as the Threewide Corporation equity-holders’ representatives, both J. Rudy Henley in his capacity as manager of West Virginia Capital Management LLC and William Rice (incorporated by reference to Exhibit 10.74 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010).

10.75	Waiver and Consent agreement dated February 9, 2011, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 10, 2011).

10.76	Steve Berkowitz 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.77	Rob Krolik 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.77 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.78	Errol Samuelson 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.79	Jim Caulfield 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.79 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.80	Letter agreement effective January 1, 2011 between Steve Berkowitz and Move, Inc. regarding paid time off (incorporated by reference to Exhibit 10.80 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.81	Letter agreement effective January 1, 2011 between Rob Krolik and Move, Inc. regarding paid time off (incorporated by reference to Exhibit 10.81 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.82	Letter agreement effective January 1, 2011 between Errol Samuelson and Move, Inc. regarding paid time off (incorporated by reference to Exhibit 10.82 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.83	Letter agreement effective January 1, 2011 between Jim Caulfield and Move, Inc. regarding paid time off (incorporated by reference to Exhibit 10.83 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011). (2)

10.84	Move, Inc. 2011 Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed July 1, 2011). (2)

10.85	Form of Stock Option Award Certificate under the Move, Inc. 2011 Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.86	Form of Restricted Stock Award Certificate under the Move, Inc. 2011 Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.87	Steven H. Berkowitz 2011 Management Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.88	Robert J. Krolik 2011 Management Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.89	Errol G. Samuelson 2011 Management Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.90	James S. Caulfield 2011 Management Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed August 9, 2011). (2)

10.91	Loan Agreement entered into on September 20, 2011, by and between Move, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on September 26, 2011).

10.92	Move, Inc. Offer Letter to Rachel C. Glaser dated December 21, 2011 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed December 28, 2011). (2)

10.93	Executive Retention and Severance Agreement between Rachel C. Glaser and Move, Inc. dated December 21, 2011 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed December 28, 2011). (2)

21.01	Subsidiaries of Move, Inc.(3)

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(3)

24.01	Power of Attorney (included on signature pages to this report).(3)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

Number	Exhibit Title
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

99.01	Schedule II — Valuation and Qualifying Accounts.(3)

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); furnished electronically herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements*

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

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL GLASER
Rachel Glaser
Chief Financial Officer

By:	/s/ PATRICIA A. WEHR
Patricia A. Wehr
Chief Accounting Officer

Date: February 17, 2012

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, James S. Caulfield, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ STEVEN H. BERKOWITZ	Chief Executive Officer and Director	February 17, 2012
Steven H. Berkowitz

Principal Financial Officer:

/s/ RACHEL GLASER	Chief Financial Officer	February 17, 2012
Rachel Glaser

Principal Accounting Officer:

/s/ PATRICIA A. WEHR	Chief Accounting Officer	February 17, 2012
Patricia A. Wehr

Additional Directors:

/s/ JOE F. HANAUER	Chairman of the Board and Director	February 17, 2012
Joe F. Hanauer

/s/ FRED D. ANDERSON	Director	February 17, 2012
Fred D. Anderson

/s/ KENNETH K. KLEIN	Director	February 17, 2012
Kenneth K. Klein

/s/ V. PAUL UNRUH	Director	February 17, 2012
V. Paul Unruh

/s/ CATHERINE WHATLEY	Director	February 17, 2012
Catherine Whatley

/s/ BRUCE G. WILLISON	Director	February 17, 2012
Bruce G. Willison