Form 10-Q
period 2012-03-31
MOVE INC
filed 2012-05-04
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-26659
________________
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

          Yes ☐  No ☑

     At May 1, 2012, the registrant had 39,262,337 shares of its common stock outstanding.

Move®, REALTOR.com®, Top Producer®, and Moving.comTM are our trademarks or are exclusively licensed to Move, Inc. This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,374	$87,579
Accounts receivable, net	10,832	11,719
Other current assets	7,349	7,086
Total current assets	109,555	106,384

Property and equipment, net	19,885	20,487
Investment in unconsolidated joint venture	5,910	5,711
Goodwill, net	24,450	24,450
Intangible assets, net	6,922	7,319
Other assets	562	570
Total assets	$167,284	$164,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,128	$5,851
Accrued expenses	16,294	14,782
Deferred revenue	9,540	9,809
Series B convertible preferred stock	49,044	-
Total current liabilities	78,006	30,442

Other noncurrent liabilities	3,222	3,264
Total liabilities	81,228	33,706

Commitments and contingencies (see note 15)

Series B convertible preferred stock	-	48,555

Stockholders’ equity:
Series A convertible preferred stock	-	-
Common stock	39	39
Additional paid-in capital	2,124,989	2,121,483
Accumulated other comprehensive income	258	258
Accumulated deficit	(2,039,230)	(2,039,120)
Total stockholders’ equity	86,056	82,660
Total liabilities and stockholders’ equity	$167,284	$164,921

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$47,741	$49,075
Cost of revenue	9,645	10,783
Gross profit	38,096	38,292

Operating expenses:
Sales and marketing	17,412	18,316
Product and web site development	8,714	9,463
General and administrative	10,888	10,064
Amortization of intangible assets	397	355
Total operating expenses	37,411	38,198
Operating income	685	94
Interest income, net	1	18
Earnings of unconsolidated joint venture	199	211
Other (expense) income, net	(52)	429
Income from operations before income taxes	833	752
Income tax expense	25	18
Net income	808	734
Convertible preferred stock dividend and related accretion	(918)	(2,382)
Net loss applicable to common stockholders	$(110)	$(1,648)

Basic and diluted net loss per share applicable to common stockholders	$(0.00)	$(0.04)

Shares used to calculate basic and diluted loss per share applicable to common stockholders:
Basic and Diluted	38,488	39,470

Comprehensive income:
Net income	$808	$734
Foreign currency translation loss	-	(17)
Comprehensive income	$808	$717

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$808	$734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,524	2,393
Amortization of intangible assets	397	355
Provision for doubtful accounts	395	7
Stock-based compensation and charges	1,463	1,737
Earnings of unconsolidated joint venture	(199)	(211)
Other noncash items	(36)	(69)
Changes in operating assets and liabilities:
Accounts receivable	492	(1,173)
Other assets	(253)	(989)
Accounts payable and accrued expenses	(1,204)	(4,777)
Deferred revenue	(291)	2
Net cash provided by (used in) operating activities	4,096	(1,991)

Cash flows from investing activities:
Purchases of property and equipment	(1,888)	(1,741)
Distribution of earnings from unconsolidated joint venture	-	940
Net cash used in investing activities	(1,888)	(801)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,323	314
Redemption of convertible preferred stock	-	(70,000)
Payment of dividend on convertible preferred stock	(429)	(721)
Tax payment related to net share settlements of restricted stock awards	(211)	(199)
Repurchases of common stock	(69)	-
Principal payments on loan payable	(27)	(25)
Net cash provided by (used in) financing activities	1,587	(70,631)

Change in cash and cash equivalents	3,795	(73,423)

Cash and cash equivalents, beginning of period	87,579	158,517

Cash and cash equivalents, end of period	$91,374	$85,094

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Move, Inc. and its subsidiaries (the “Company” or “Move”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking online information and connections needed regarding real estate. The Company’s flagship consumer web sites are REALTOR.com®, Move.com and Moving.comTM. Through its ListHub business, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. The Company also supplies lead management software for real estate agents and brokers through its Top Producer® business.

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

     Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting. The investment balance is included in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets and the Company’s share of the investees’ results of operations is included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations.

     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), which was filed with the SEC on February 17, 2012. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results expected for the full year ending December 31, 2012.

3. New Accounting Standards

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting standards update was effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting standards update did not have a material impact on the Company’s consolidated financial statements.

     In September 2011, the FASB issued an accounting standards update which allows entities to use a qualitative approach to test goodwill for impairment. This update permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update was effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting standards update did not have an impact on the Company’s consolidated financial statements.

     A variety of proposed or otherwise potential accounting standards are currently under evaluation by the various standard setting organizations and regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

4. Investment in Unconsolidated Joint Ventures

     The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture’s net income or loss based on the joint venture’s monthly financial statements, which is recorded one month in arrears.

     As of March 31, 2012 and December 31, 2011, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $5.9 million and $5.7 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets. Previously, the Company had a 49.9% joint venture investment in Mortgage Match that was dissolved in July 2011.

     The Company’s proportionate share of its undistributed earnings resulting from its investments in unconsolidated joint ventures was $0.2 million for the three-month periods ended March 31, 2012 and 2011, and was included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations. The Company received cash distributions of $0.9 million from BDX during the three months ended March 31, 2011. The Company did not receive any distributions from BDX during the three months ended March 31, 2012.

5. Fair Value Measurements

     The following table presents the assets and liabilities included in the Company’s financial statements and measured at fair value on a recurring basis, all of which are classified as Level 1 in the fair value hierarchy (in thousands):

	March 31,	December 31,
	2012	2011
Assets:
Cash and cash equivalents(1)	$91,374	$87,579
Total assets at fair value	$91,374	$87,579

(1)	Cash equivalents consist primarily of treasury bills with original maturity dates of three months or less for which the Company determines fair value through quoted market prices.

     Level 1 fair values are those determined using quoted market prices in active markets for identical assets or liabilities with no valuation adjustments applied.

     Certain assets and liabilities are measured at fair value on a nonrecurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there are indicators of impairment). The Company had no significant nonfinancial assets or liabilities that had been adjusted to fair value subsequent to initial recognition at either March 31, 2012 or December 31, 2011.

6. Revolving Line of Credit

     On September 20, 2011, the Company entered into a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At March 31, 2012 and December 31, 2011, the Company had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among financial and other covenants, the revolving line of credit agreement provides that the Company must: maintain tangible net worth of $50.0 million; maintain a quick ratio of 1.50 to 1.0; and maintain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $17.0 million on a twelve-month rolling basis. The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles it now or subsequently owns. In addition, the Company has pledged the capital stock in its current and future subsidiaries as further collateral for the revolving line of credit.

     On November 16, 2011, the Company entered into an amendment to its revolving line of credit agreement that amended the definition of Adjusted EBITDA to permit a positive adjustment to encompass any dividends or distributions received from joint ventures. On March 6, 2012, the Company entered into an additional amendment to its revolving line of credit agreement, which: amended the definition of tangible net worth to allow for add-backs of up to $25.0 million of stock repurchases (pursuant to the Company’s existing share repurchase program) and acquisitions of goodwill/intangibles not to exceed $20.0 million; removed the covenant requiring the Company to maintain a quick ratio of 1.50 to 1.0; and added a covenant that the Company maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of $25.0 million.

     The Company was in compliance with the covenants, then in effect, as of March 31, 2012 and December 31, 2011, respectively.

7. Goodwill and Intangible Assets

     Goodwill totaled $24.5 million with no accumulated impairment losses at both March 31, 2012 and December 31, 2011. The Company also had both indefinite-lived and definite-lived intangibles at those dates. Indefinite-lived intangibles consisted of $2.5 million of trade names and trademarks at March 31, 2012 and December 31, 2011. Definite-lived intangible assets consisted of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, and other miscellaneous agreements. The definite-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets. Intangible assets by category were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$520	$3,060	$520
Content syndication agreements	3,800	1,161	3,800	971
Purchased technology	1,900	1,342	1,900	1,250
National Association of Realtors® ("NAR") operating agreement	1,578	1,540	1,578	1,503
Other	2,680	1,533	2,680	1,455
	$13,018	$6,096	$13,018	$5,699

     Amortization expense for intangible assets was $0.4 million for the three-month periods ended March 31, 2012 and 2011. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense
2012 (remaining 9 months)	$1,116
2013	1,272
2014	1,155
2015	780
2016	18

8. Stock-Based Compensation and Charges

     The following chart summarizes the stock-based compensation and charges that were included in the following financial statement line items for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenue	$54	$53
Sales and marketing	289	368
Product and web site development	359	319
General and administrative	761	997
Total stock-based compensation and charges	$1,463	$1,737

     Stock-based compensation and charges for the three months ended March 31, 2012 and 2011, were comprised of employee-based and nonemployee-based stock option and restricted stock expenses.

Option Awards

     The fair value of stock option awards was estimated on the date of grant using a Black-Scholes option valuation model that used the ranges of assumptions in the following table. The Company bases its computation of expected volatility upon a combination of historical and market-based implied volatility. The expected term of stock options granted represents the weighted-average period that the stock options are expected to remain outstanding. The risk-free interest rates are based upon U.S. Treasury zero-coupon bonds for the periods during which the options were granted.

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rates	0.71%–1.04%	1.95%–2.30%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	75%	80%

Restricted Stock Awards

     The Company grants restricted stock awards to the nonemployee members of its Board of Directors as compensation for serving on its Board (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived compensation as a director). These shares, subject to certain terms and restrictions, will cliff vest on the third anniversary of their issuance and the costs are being recognized over their respective vesting periods. The total cost recognized for these awards was $0.1 million for the three months ended March 31, 2012 and 2011, and is characterized as stock-based compensation and charges. The Company made no new grants of restricted stock awards to the nonemployee members of its Board of Directors during the three months ended March 31, 2012.

     The Company also grants restricted stock awards to certain executives and key employees. Generally, these shares, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the respective grant date. During the three months ended March 31, 2012, the Company granted 100,000 shares with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period. The Company made no grants of restricted stock awards during the three months ended March 31, 2011. Total cost recognized was $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, and is included in stock-based compensation and charges.

     As of March 31, 2012, there were 581,384 shares of nonvested restricted stock awards outstanding with a grant date fair value of $4.4 million.

Time-Vested Restricted Stock Units

     The Company also grants time-vested restricted stock units. Generally, these units, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the grant dates, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date. During the three months ended March 31, 2012, the Company granted 722,975 units with a grant date fair value of $5.9 million which is being amortized over the vesting period. The Company made no grants of time-vested restricted stock units during the three-month period ending March 31, 2011. As of March 31, 2012, there were 722,900 shares of non-vested restricted stock units with an aggregate grant date fair value of $5.9 million. Total cost recognized for time-vested restricted stock units was $0.1 million for the three months ended March 31, 2012, and is included in stock-based compensation and charges.

Performance-Based Restricted Stock Units

     The Company previously granted performance-based restricted stock units to members of its management team. These awards could be earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors. The Board of Directors did not award any performance-based restricted stock units during the three months ended March 31, 2012, or during the year ended December 31, 2011. As of March 31, 2012, there were no nonvested shares of performance-based restricted stock units and there were no costs recognized during the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recognized $0.4 million in total costs related to performance-based restricted stock units, which is included in stock-based compensation and charges.

9. Redemption of Series B Convertible Preferred Stock

     In February 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B convertible preferred stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. On February 22, 2011, the Company consummated the redemption. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B convertible preferred stock and held approximately 49,044 shares of such stock, which stock was held under the same terms as applied to the original purchase of Series B convertible preferred stock.

     In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B convertible preferred stock, approximately 49,044 shares at March 31, 2012 and December 31, 2011, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. In March 2012, the Company and Elevation agreed on certain timing and procedural matters to facilitate the redemption. As a result of the agreed-upon redemption, the Company reclassified the remaining outstanding balance of $49.0 million to current liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2012, and recognized the remaining unamortized issuance costs associated with the Series B convertible preferred stock of $0.4 million which is included in “Convertible preferred stock dividend and related accretion” within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012. The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012. As a result of the redemption, Elevation was no longer entitled to representation on the Company’s Board of Directors. Accordingly, Fred D. Anderson resigned as a director of the Company effective April 6, 2012. Additionally, Roger B. McNamee, a Managing Partner of Elevation, has notified the Company that he will not stand for re-election to the Board at the 2012 Annual Meeting of Stockholders.

10. Common Stock Repurchases

     In accordance with its Board of Directors-authorized share repurchase program, the Company repurchased 9,958 shares of its outstanding common stock in the open market for approximately $0.1 million during the three-month period ended March 31, 2012.

     See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q for additional information.

11. Reverse Stock Split

     At the close of business on November 18, 2011, the Company effected a 1-for-4 reverse split of its common stock, which was previously authorized by its stockholders. All common stock and per share information in this report has been retroactively adjusted to reflect the reverse stock split for all periods presented, except for par value, which was not affected by the reverse stock split.

12. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$808	$734
Convertible preferred stock dividend and related accretion	(918)	(2,382)
Net loss applicable to common stockholders	$(110)	$(1,648)

Denominator:
Basic weighted-average shares outstanding	38,488	39,470
Add: dilutive effect of options and restricted stock	-	-
Fully diluted weighted-average shares outstanding	38,488	39,470

Basic and diluted loss per share applicable to common stockholders	$(0.00)	$(0.04)

     Because their effect would be anti-dilutive for the periods presented, the denominator in the above computation of diluted loss per share excludes convertible preferred stock, stock options, restricted stock units and nonvested restricted stock awards of 11,346,516 and 11,755,204 for the three months ended March 31, 2012 and 2011, respectively.

13. Related-Party Transactions

     The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had balances due of $0.4 million and $0.5 million, which are included in “Accrued expenses” and “Accounts payable”, respectively, within the Condensed Consolidated Balance Sheets.

14. Income Taxes

     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

     During the three months ended March 31, 2012 and 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items and state income taxes.

     As of March 31, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2012 and 2011. The tax years 1993–2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

15. Commitments and Contingencies

Legal Proceedings

     The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 15. As of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL and its licensing agent (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September, 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement.

     In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (“Circuit Court”), and in October, 2010, the Company filed its opposition. On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings. On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent. On March 27, 2012, REAL filed a notice of appeal of the District Court’s summary judgment order. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

     Contingencies

     From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-Q and except as set forth herein, or in the Annual Report, the Company is not a party to any other litigation or administrative proceedings that management believes would have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

16. Supplemental Cash Flow Information

     During the three-month period ended March 31, 2012:

  The Company issued 100,000 shares of restricted stock to a new executive officer which vest over four years. The charge associated with these shares of $0.7 million is being recognized as stock-based compensation over the four-year vesting period.

  The Company issued 722,975 shares of time-vested restricted stock units which vest over four years. The charge associated with these units of $5.9 million is being recognized as stock-based compensation over the four-year vesting period.

  The Company declared and accrued $0.4 million in cash dividends on its Series B Convertible Preferred Stock.

     During the three-month period ended March 31, 2011:

  The Company declared and accrued $0.4 million in cash dividends on its Series B Convertible Preferred Stock.

17. Subsequent Events

     Pursuant to an election by the Company, and an agreement entered into between the Company and Elevation as to certain related timing and procedural matters, the Company redeemed from Elevation all of the outstanding shares of the Company’s Series B convertible preferred stock, approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012. See further discussion in Note 9, “Redemption of Series B Convertible Preferred Stock.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s condensed consolidated financial statements and accompanying notes. The Company’s results of operations discussed below are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

     This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that we make in this Form 10-Q are forward looking. Generally, you can identify these statements by use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified. In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations, which are inherently uncertain. Actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), and in other documents we file with the SEC. This Form 10-Q should be read in conjunction with the Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” within the Annual Report.

Our Business

     Move, Inc. and its subsidiaries (“Move”, “we”, “our” or “us” ) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. Our consumer web sites are REALTOR.com®, Move.com and Moving.comTM. Through our ListHub business, we are also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

     With REALTOR.com® as our flagship web site and brand, we are the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move’s purpose is to empower people to love where they live. By connecting consumers and real estate professionals in order to facilitate transactions, we aim to realize our purpose and win the hearts and minds of our consumers, customers and business partners in the process.

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

     We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com®, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 15 countries worldwide. Our for-sale listing content, comprising nearly 4 million properties as of March 31, 2012, and accessible in 11 different languages, represents the most comprehensive, accurate and up to date collection of its kind, online or offline. Through REALTOR.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S. We source this content directly from relationships we have with approximately 850 Multiple Listing Services (“MLS”) across the country, which represents nearly all MLSs, with approximately 85% of those listings updated every 15 minutes and the remaining listings updated daily.

     REALTOR.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. Approximately 20 million users each month, representing a nearly 34% year-over-year increase (comparing the average monthly number of users visiting REALTOR.com® calculated on a rolling twelve-month basis for the periods ending March 31, 2012 and 2011), viewing an average of over 400 million pages each month and spending an average of over 300 million minutes on the web site each month over the last twelve-month period, interact with nearly 400,000 real estate professionals on REALTOR.com® and our mobile applications. In 2012, we delivered 63% more connections between our consumers and real estate professionals than the prior year calculated on a rolling twelve-month basis for the periods ending March 31, 2012 and 2011. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

     In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals. Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals, who are both customers of our business and suppliers of much of our property content. We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com® and our ListHub business, we aggregate, syndicate and display real estate listings across the web, accounting for an estimated 60% of all for-sale listing detail page views online or on mobile applications through third-party property listing businesses in the U.S. Part of the reason we have become the leading source for real estate listing content is that we work closely with, and respect the rights of, real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

       At the same time, we are committed to delivering valuable connections, advertising systems and productivity tools to real estate professionals, with the goal of helping to make them more successful. By combining REALTOR.com® advertising systems with the productivity tools offered through our Top Producer® product line, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

       Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com® as a distinct advantage in the online real estate space. For over 15 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and have built relationships within the real estate industry that are both broad and deep as a result. We expect this industry to continue to progress as new technologies are embraced and as consumers’ needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com® positioned to lead this transformation with consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

Products and Services

     Through our REALTOR.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers in an effort to connect those advertisers with our consumer audience. We categorize the products and services available through the REALTOR.com® business as listing advertisements, non-listing advertisements or ListHub syndication and reporting. The collection of services offered through the REALTOR.com® business represented approximately 75% and 73% of our overall revenues for the three months ended March 31, 2012 and 2011, respectively.

     Top Producer® is our software-as-a-service (“SaaS”) business providing productivity tools tailored to real estate agents. The Top Producer® business complements REALTOR.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with home buyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based customer relationship management solution, our Market Snapshot® product and a series of template web site products. The Top Producer® product suite represented approximately 15% and 17% of our overall revenues for the three months ended March 31, 2012 and 2011, respectively.

     We separately operate several other web sites providing multi-family rental, senior housing and moving-related content and services for our consumer audience. Through our Move Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and cost-per-click. Through our Moving.comTM business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models. Our Move Rentals, Senior Housing and Moving.comTM product lines (“Move vertical businesses”) collectively represented approximately 10% of our overall revenues for the three-month periods ended March 31, 2012 and 2011.

Market and Economic Conditions

     In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industrywide and product-specific trends and conditions. For a number of years prior to 2006, the U.S. residential real estate market experienced a period of hyper-sales rates and home price appreciation, fueled by the availability of low interest rates and flexible mortgage options for many consumers. During the latter half of 2006 and through 2008 lending standards were tightened, equity markets declined substantially, liquidity in general was impacted, unemployment rates rose and consumer spending declined. The combination of these factors materially impacted the U.S. housing market in the form of fewer home sales, lower home prices and accelerating delinquencies and foreclosures, all of which created a cycle that further exacerbated the housing market downturn. The effects on the housing market have persisted for several years and continue to be felt into 2012. While some markets are seeing signs of a housing recovery, in general the U.S. residential real estate market remains challenged.

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. Delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within many markets. This coupled with the fact that banks continue to have significantly tighter credit standards for mortgage loans, has made home purchases that much more difficult. We believe these market conditions will continue to place pressure on spending by real estate professionals in the near term.

     This environment has had a direct impact on our primary customers: real estate professionals. Fewer home sales and lower home prices have substantially impacted commission income, which has caused real estate professionals to either reduce their marketing spend or exit the market altogether. The prolonged housing market downturn and resulting impact on our customers has caused us to experience a decline in revenue over the past three years.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the three months ended March 31, 2012, as compared to those policies disclosed in the Annual Report.

Legal Contingencies

     We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 15, “Commitments and Contingencies” to our unaudited Condensed Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q. Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made. Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue

     Revenue decreased $1.3 million, or 3%, to $47.7 million for the three months ended March 31, 2012, compared to $49.1 million for the three months ended March 31, 2011. The decrease in revenue was primarily due to a decline in our Top Producer® product suite along with declines in our Move vertical businesses. These declines were partially offset by increases in revenues associated with our REALTOR.com® product revenue during the three months ended March 31, 2012, due to the introduction of our new Co-BrokeTM product and our PreQualplus product.

Cost of Revenue

     Cost of revenue decreased $1.1 million, or 11%, to $9.6 million for the three months ended March 31, 2012, compared to $10.8 million for the three months ended March 31, 2011. The decrease was primarily due to a $0.7 million reduction in personnel related costs and other cost decreases of $0.4 million.

     Gross margin percentage increased to 80% for the three months ended March 31, 2012, compared to 78% for the three months ended March 31, 2011, mainly due to the cost reductions described above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $0.9 million, or 5%, to $17.4 million for the three months ended March 31, 2012, compared to $18.3 million for the three months ended March 31, 2011. The decrease was primarily due to a $0.8 million decrease in personnel related costs directly related to reduced revenues and other cost decreases of $0.1 million.

     Product and web site development. Product and web site development expenses decreased $0.7 million, or 8%, to $8.7 million for the three months ended March 31, 2012, compared to $9.5 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in personnel related costs.

     General and administrative. General and administrative expenses increased $0.8 million, or 8%, to $10.9 million for the three months ended March 31, 2012, compared to $10.1 million for the three months ended March 31, 2011. The increase was primarily due to litigation settlement costs of $0.4 million and increased bad debt expenses of $0.4 million, approximately half of which related to the bankruptcy of one of our significant media customers.

     Amortization of intangible assets. Amortization of intangible assets remained relatively constant at $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenue	$54	$53
Sales and marketing	289	368
Product and web site development	359	319
General and administrative	761	997
Total stock-based compensation and charges	$1,463	$1,737

     Stock-based compensation and charges decreased $0.3 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a reduction in expense related to performance-based restricted stock units, all of which were either forfeited or vested by the end of 2011.

Interest Income, Net

     Interest income, net remained relatively constant for the three months ended March 31, 2012 and 2011.

Other Income (Expense), Net

     Net other expense of $0.1 million for the three months ended March 31, 2012, was mainly due to fluctuations in foreign exchange rates. Net other income of $0.4 million for the three months ended March 31, 2011, was primarily due to a gain on sale of certain investments.

Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. In the three months ended March 31, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

     At December 31, 2011, we had gross net operating loss carryforwards (“NOL”) for federal and state income tax purposes of approximately $923.9 million and $321.7 million, respectively. The federal NOLs will begin to expire in 2018 and the state NOLs will expire from 2012 until 2030. NOLs for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. At December 31, 2011, we had $35.3 million of capital loss for federal and state income tax purposes, which will begin to expire in 2013. We also had approximately $6.7 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

Liquidity and Capital Resources

     Net cash provided by operating activities of $4.1 million for the three months ended March 31, 2012, was attributable to net income of $0.8 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $4.5 million, partially offset by a $1.2 million change in operating assets and liabilities.

     Net cash used in operating activities of $2.0 million for the three months ended March 31, 2011, was attributable to net income of $0.7 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint ventures and other noncash items aggregating to $4.2 million, partially offset by a $6.9 million change in operating assets and liabilities.

     Net cash used in investing activities of $1.9 million for the three months ended March 31, 2012, was primarily attributable to capital expenditures.

     Net cash used in investing activities of $0.8 million for the three months ended March 31, 2011, was primarily attributable to capital expenditures of $1.7 million, partially offset by $0.9 million in distributions of earnings from our unconsolidated joint venture.

     Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2012, was primarily attributable to proceeds from the exercise of stock options of $2.3 million, partially offset by payments of dividends on our Series B convertible preferred stock of $0.4 million, tax withholdings related to net share settlements of restricted stock awards of $0.2 million, and repurchases of common stock and principal payments on loan payable of $0.1 million.

     Net cash used in financing activities of $70.6 million for the three months ended March 31, 2011, was primarily attributable to the partial redemption of the Series B convertible preferred stock for $70.0 million, payments of dividends on our Series B convertible preferred stock of $0.7 million, and tax withholdings related to net share settlements of restricted stock awards of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.3 million.

     We have generated positive operating cash flows in each of the last three fiscal years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the three-month period ended March 31, 2012. From the inception of the program in February 2011 through March 31, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million. This authorization expires in February 2013.

     On September 20, 2011, we entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013, which was subsequently amended on November 16, 2011, and again on March 6, 2012. At March 31, 2012 and December 31, 2011, we had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among its financial and other covenants, the line of credit agreement provides that we must maintain net tangible worth of $50.0 million, and requires that the Company maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of $25.0 million, and adjusted EBITDA of $17.0 million on a twelve-month rolling basis. We were in compliance with the covenants, then in effect, as of March 31, 2012 and December 31, 2011. The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles we now or subsequently own. In addition, we have pledged the capital stock in our current and future subsidiaries as further collateral for the line of credit.

     On February 13, 2012, the Company entered into an amendment to its existing Scottsdale facility lease which extends the lease expiration to March 2019, in exchange for a reduction in the monthly rental costs. The amendment increases the operating lease obligation, reported in the Annual Report, by $5.5 million over the lease term.

     Pursuant to the Company’s election to do so, and an agreement entered into between Move and Elevation as to related timing and procedural matters, we redeemed all of the outstanding shares of our Series B convertible preferred stock (approximately 49,044 shares) from Elevation, for an aggregate redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. The redemption was effective, and the redemption price was paid to Elevation, on April 6, 2012.

     We believe that our existing cash, after the redemption of our Series B convertible preferred stock described above, and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by investing our cash only in government treasury bills.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) and in Note 15, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 15 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A. Risk Factors

     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report as filed with the SEC on February 17, 2012, and has been made available at www.sec.gov and at www.move.com. Our risk factors have not changed significantly from those disclosed in the Annual Report. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There were no material changes to the risk factors during the three months ended March 31, 2012, compared to the risk factors set forth in the Annual Report other than with respect to the risk factor pertaining to our Series B Convertible Preferred Stock that has been redeemed and with respect to the risk factor described below.

Marketing our subscription products and services to real estate professionals is an important part of our business; we must dedicate significant resources in this endeavor, and interruptions could be harmful.

     Real estate agents are generally independent contractors of brokerages rather than employees. As a result, it is often necessary for us to communicate with real estate agents on an individual basis when marketing our services which results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer services to both real estate brokerages and agents, we are often required to contact brokerages and agents separately when marketing our products and services. In addition, if for any reason our marketing to real estate professionals was interrupted, whether due to interruptions of website, email, telephone or other marketing communication media, due to technological reasons, industry changes or third-party conduct or due to other reasons, this could have a material negative impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2012:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid Per Share	or Programs	or Programs
				(in thousands)
1/1/12—1/31/12	9,958	$6.91	9,958	$15,310
2/1/12—2/29/12	—	—	—	$15,310
3/1/12—3/31/12	—	—	—	$15,310
Total	9,958	$6.91	9,958

(1)	In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the three-month period ended March 31, 2012. From the inception of the program through March 31, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million. This authorization expires in February 2013.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit No.	Description
3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)
10.94	First Amendment to Loan Agreement entered into on November 16, 2011, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
10.95	Second Amendment to Loan Agreement entered into on March 6, 2012, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
10.96	Agreement, Waiver & Consent entered into March 23, 2012, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC, including Notice of Redemption dated March 21, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.INS*	XBRL Instance Document (furnished herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)
101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)
101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act or Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL C. GLASER
Rachel C. Glaser
Chief Financial Officer

By:	/s/ PATRICIA A. WEHR
Patricia A. Wehr
Chief Accounting Officer

Date: May 4, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3.01.2	Certificate of Designation of Series B Convertible Participating Preferred Stock dated November 29, 2005. (Incorporated by reference to Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006.)
3.02	Bylaws of Move, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)
3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)
10.94	First Amendment to Loan Agreement entered into on November 16, 2011, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
10.95	Second Amendment to Loan Agreement entered into on March 6, 2012, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
10.96	Agreement, Waiver & Consent entered into March 23, 2012, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC, including Notice of Redemption dated March 21, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 26, 2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.INS*	XBRL Instance Document (furnished herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)
101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)
101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act or Section 18 of the Securities and Exchange Act of 1934, as amended.