Form 10-Q
period 2012-06-30
MOVE INC
filed 2012-08-03
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐  No ☑

     At August 1, 2012, the registrant had 39,315,658 shares of its common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MOVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$45,248	$87,579
Accounts receivable, net	12,463	11,719
Other current assets	7,754	7,086
Total current assets	65,465	106,384

Property and equipment, net	19,725	20,487
Investment in unconsolidated joint venture	5,152	5,711
Goodwill, net	24,450	24,450
Intangible assets, net	6,525	7,319
Other assets	559	570
Total assets	$121,876	$164,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,786	$5,851
Accrued expenses	15,805	14,782
Deferred revenue	8,890	9,809
Total current liabilities	28,481	30,442

Other noncurrent liabilities	3,216	3,264
Total liabilities	31,697	33,706

Commitments and contingencies (see note 15)

Series B convertible preferred stock	-	48,555

Stockholders’ equity:
Series A convertible preferred stock	-	-
Common stock	39	39
Additional paid-in capital	2,127,724	2,121,483
Accumulated other comprehensive income	226	258
Accumulated deficit	(2,037,810)	(2,039,120)
Total stockholders’ equity	90,179	82,660
Total liabilities and stockholders’ equity	$121,876	$164,921

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$49,309	$48,915	$97,050	$97,990
Cost of revenue	9,628	10,461	19,273	21,244
Gross profit	39,681	38,454	77,777	76,746

Operating expenses:
Sales and marketing	18,358	17,927	35,770	36,243
Product and web site development	9,477	8,999	18,191	18,462
General and administrative	10,162	9,465	21,050	19,529
Amortization of intangible assets	397	356	794	711
Total operating expenses	38,394	36,747	75,805	74,945
Operating income	1,287	1,707	1,972	1,801
Interest income, net	-	17	1	35
Earnings of unconsolidated joint venture	221	140	420	351
Other (expense) income, net	(17)	(52)	(69)	377
Income from operations before income taxes	1,491	1,812	2,324	2,564
Income tax expense	47	74	72	92
Net income	1,444	1,738	2,252	2,472
Convertible preferred stock dividend and related accretion	(24)	(562)	(942)	(2,944)
Net income (loss) applicable to common stockholders	$1,420	$1,176	$1,310	$(472)

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.03	$0.03	$(0.01)
Diluted net income (loss) per share applicable to common stockholders	$0.04	$0.03	$0.03	$(0.01)

Shares used to calculate basic and diluted income (loss)
per share applicable to common stockholders:
Basic	38,697	39,543	38,592	39,507
Diluted	39,689	40,471	39,518	39,507

Comprehensive income:
Net income	$1,444	$1,738	$2,252	$2,472
Foreign currency translation loss	(32)	(19)	(32)	(36)
Comprehensive income	$1,412	$1,719	$2,220	$2,436

The accompanying notes are an integral part of these unaudited
Condensed Consolidated Financial Statements.

MOVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,252	$2,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,913	4,639
Amortization of intangible assets	794	711
Provision for doubtful accounts	433	58
Stock-based compensation and charges	3,860	3,284
Earnings of unconsolidated joint venture	(420)	(351)
Return on investment in unconsolidated joint venture	255	280
Other noncash items	(22)	(76)
Changes in operating assets and liabilities:
Accounts receivable	(1,177)	(457)
Other assets	(656)	(914)
Accounts payable and accrued expenses	(584)	(3,237)
Deferred revenue	(942)	(1,228)
Net cash provided by operating activities	8,706	5,181

Cash flows from investing activities:
Purchases of property and equipment	(4,162)	(3,812)
Return of investment in unconsolidated joint venture	724	660
Net cash used in investing activities	(3,438)	(3,152)

Cash flows from financing activities:
Principal payments on loan payable	(54)	(51)
Redemption of convertible preferred stock	(49,044)	(70,000)
Payment of dividends on convertible preferred stock	(882)	(1,150)
Proceeds from exercise of stock options	2,931	435
Tax payment related to net share settlements of restricted stock awards	(481)	(225)
Repurchases of common stock	(69)	-
Net cash used in financing activities	(47,599)	(70,991)

Change in cash and cash equivalents	(42,331)	(68,962)

Cash and cash equivalents, beginning of period	87,579	158,517

Cash and cash equivalents, end of period	$45,248	$89,555

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

     The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), which was filed with the SEC on February 17, 2012. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the operating results expected for the full year ending December 31, 2012.

Adjustments to Statements of Cash Flows

     Certain adjustments have been made to the prior year Condensed Consolidated Statement of Cash Flows to conform to the current year presentation. These adjustments have the effect of increasing cash flows from operating activities (i.e., returns on investment) and decreasing cash flows from investing activities (i.e., returns of investment).

     During the three months ended June 30, 2012, the Company identified immaterial errors in the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the interim periods of 2011, related to the classification of cash distributions that represented returns on its investment in an unconsolidated joint venture as cash flows from investing activities. The Company has analyzed and apportioned the total cash distributions received associated with its investment in unconsolidated joint venture utilizing the “cumulative earnings” approach to properly apportion the cash distributions received between returns on investment and returns of investment for purposes of classification in its Consolidated Statements of Cash Flows. All cash distributions received were deemed to be returns on the Company’s investment in the unconsolidated joint venture and classified as operating cash flows, unless the cumulative cash distributions exceeded the Company’s cumulative equity in earnings from its investment in the joint venture, in which case the excess cash distributions were deemed to be returns of the investment and classified as investing cash flows. Based on a quantitative and qualitative analysis of the errors in prior financial statements as required by authoritative guidance, the Company concluded that such errors had, and such apportionment adjustments would have, no material impact on any of the Company’s previously issued financial statements and had no effect on the trend of financial results. Accordingly, the Company has elected to present revised information pertaining to cash flows from operating and investing activities for the years ended December 31, 2011 and 2010, and the interim periods of 2011, as described below. These revised amounts are reflected in the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and 2011, and will also be reflected in future filings, as applicable.

     For the year ended December 31, 2011, cash distributions representing a return on investment were $1.2 million. Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities to $17.6 million and increasing previously reported cash used in investing activities to $7.3 million for 2011. For the year ended December 31, 2010, cash distributions representing a return on investment were $1.0 million. Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities to $23.7 million and reducing previously reported cash provided by investing activities to $87.3 million for 2010. For the three months ended March 31, 2011, cash distributions representing a return on investment were $0.3 million. Adjustment of such amount has the effect of reducing previously reported cash used in operating activities to $1.7 million and increasing previously reported cash used in investing activities to $1.1 million for the first quarter of 2011. For the six months ended June 30, 2011 and the nine months ended September 30, 2011, cash distributions representing a return on investment were $0.3 million. Adjustment of such amounts has the effect of increasing previously reported cash provided by operating activities to $5.2 million and $8.1 million, and increasing previously reported cash used in investing activities to $3.2 million and $4.4 million, for the six months ended June 30, 2011 and the nine months ended September 30, 2011, respectively.

3. New Accounting Standards

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting standards update was effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company has elected to report comprehensive income in a single continuous statement of comprehensive income. The adoption of this accounting standards update did not have a material impact on the Company’s consolidated financial statements.

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

     As of June 30, 2012 and December 31, 2011, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $5.2 million and $5.7 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets.

     The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.2 million and $0.1 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $0.4 million for the six-month periods ended June 30, 2012 and 2011, and was included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations.

     The Company received cash distributions of $1.0 million and $0.9 million from BDX during the six-month periods ended June 30, 2012 and 2011, respectively. The Company applies the “cumulative earnings” approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in its Condensed Consolidated Statements of Cash Flows. All cash distributions received are deemed to be returns on the Company’s investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed the Company’s cumulative equity in earnings from its investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

5. Fair Value Measurements

     As of June 30, 2012 and December 31, 2011, all of the Company’s cash balances were held in unrestricted demand deposit accounts. The Company had no cash equivalents at either of those dates. Accordingly, no adjustments to fair value were necessary.

     Certain assets and liabilities are measured at fair value on a nonrecurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there are indicators of impairment). The Company had no significant nonfinancial assets or liabilities that required adjustment to fair value subsequent to initial recognition at either June 30, 2012 or December 31, 2011.

6. Revolving Line of Credit

     The Company is party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At June 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among financial and other covenants, the revolving line of credit agreement provides that the Company must: maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of $25.0 million; and maintain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $17.0 million on a twelve-month rolling basis. The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles it now or subsequently owns. In addition, the Company has pledged the capital stock in its current and future subsidiaries as further collateral for the revolving line of credit.

     The Company was in compliance with the covenants, then in effect, as of June 30, 2012 and December 31, 2011, respectively.

7. Goodwill and Intangible Assets

     Goodwill totaled $24.5 million with no accumulated impairment losses at June 30, 2012 and December 31, 2011. The Company also had both indefinite-lived and definite-lived intangibles at those dates. Indefinite-lived intangibles consisted of $2.5 million of trade names and trademarks at June 30, 2012 and December 31, 2011. Definite-lived intangible assets consisted of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements. The definite-lived intangibles are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets.

     Intangible assets by category were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$3,060	$521	$3,060	$520
Content syndication agreements	3,800	1,351	3,800	971
Purchased technology	1,900	1,433	1,900	1,250
National Association of Realtors® operating agreement	1,578	1,578	1,578	1,503
Other	1,855	785	2,680	1,455
Total	$12,193	$5,668	$13,018	$5,699

     Amortization expense for intangible assets was $0.4 million for the three-month periods ended June 30, 2012 and 2011, and $0.8 million and $0.7 million for the six-month periods ended June 30, 2012 and 2011, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense
2012 (remaining 6 months)	$719
2013	1,272
2014	1,155
2015	780
2016	18

8. Stock-Based Compensation and Charges

     The following chart summarizes the stock-based compensation and charges that were included in the following financial statement line items for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenue	$68	$65	$122	$118
Sales and marketing	904	391	1,193	759
Product and web site development	526	358	885	677
General and administrative	899	733	1,660	1,730
Total stock-based compensation and charges	$2,397	$1,547	$3,860	$3,284

     Stock-based compensation and charges for the three- and six- month periods ended June 30, 2012 and 2011, include expenses associated with stock option awards, restricted stock awards and both time-vested and performance-based restricted stock units. As a result of the departure of certain sales management during the three months ended June 30, 2012, the Company recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards.

Stock Option Awards

     The fair value of stock option awards was estimated on the date of grant using a Black-Scholes option valuation model that used the ranges of assumptions in the following table. The risk-free interest rates are based upon U.S. Treasury zero-coupon bonds for the periods during which the options were granted. The expected term of stock options granted represents the weighted-average period that the stock options are expected to remain outstanding. The Company has not and does not expect to declare dividends on its common stock, accordingly the dividend yield for valuation purposes is assumed to be zero. The Company bases its computation of expected volatility upon a combination of historical and market-based implied volatility.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk-free interest rates	0.67%–0.82%	1.55%–1.97%	0.67%–1.04%	1.55%–2.30%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	75%	75%	75%–80%

     The total cost recognized related to stock option awards was $1.6 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the total cost recognized related to stock option awards was $2.7 million and $2.3 million, respectively.

Restricted Stock Awards

     The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director). During the six months ended June 30, 2012, the Company granted 52,265 shares of restricted stock to the nonemployee members of its Board of Directors, which vest over three years. During the six months ended June 30, 2011, the Company granted 32,729 shares of restricted stock to the nonemployee members of its Board of Directors, with the exception of one such director, who had waived remuneration. These shares, subject to certain terms and restrictions, will cliff vest on the third anniversary of their issuance. Additionally, during the six-month period ended June 30, 2011, the Company granted 7,500 shares of restricted stock to the Chairman of the Board of Directors, which were immediately vested. The total cost recognized for these awards was $0.1 million for the three months ended June 30, 2012 and 2011, and $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

     The Company also grants restricted stock awards to certain executives and key employees. Generally, these shares, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the respective grant date. During the six months ended June 30, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period. During the six months ended June 30, 2011, the Company granted 274,600 shares of restricted stock with an aggregate grant date fair value of $2.2 million that is being amortized over the vesting period. The total cost recognized associated with restricted stock awards was $0.4 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

     As of June 30, 2012, there were 524,124 shares of nonvested restricted stock awards outstanding with a grant date fair value of $3.9 million.

Time-Vested Restricted Stock Units

     The Company also grants time-vested restricted stock units. Generally, these units, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the grant dates, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date. During the six months ended June 30, 2012, the Company granted 751,595 restricted stock units with a grant date fair value of $6.2 million, which is being amortized over the vesting period. The Company made no grants of time-vested restricted stock units during the six-month period ending June 30, 2011. As of June 30, 2012, there were 740,595 nonvested restricted stock units outstanding with an aggregate grant date fair value of $6.1 million. The total cost recognized for time-vested restricted stock units was $0.3 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

Performance-Based Restricted Stock Units

     The Company previously granted performance-based restricted stock units to certain executive and key employees. These awards could have been earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors. The Board of Directors did not award any performance-based restricted stock units during the six months ended June 30, 2012, or during the year ended December 31, 2011. As of June 30, 2012, there were no nonvested shares of performance-based restricted stock units and there were no costs associated with performance-based restricted stock units recognized during the six months ended June 30, 2012. For the three and six months ended June 30, 2011, the Company recognized $0.1 million and $0.5 million, respectively, in total costs related to performance-based restricted stock units.

9. Redemption of Series B Convertible Preferred Stock

     In February 2011, the Company reached an agreement with both Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) to redeem 70,000 shares of the Company’s Series B convertible preferred stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. The Company consummated the redemption on February 22, 2011. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company’s outstanding Series B convertible preferred stock and held approximately 49,044 shares of such stock, which stock was held under the same terms as applied to the original purchase of Series B convertible preferred stock.

     In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B convertible preferred stock, approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. In March 2012, the Company and Elevation agreed on certain timing and procedural matters to facilitate the redemption. As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B convertible preferred stock of $0.4 million, which is included in “Convertible preferred stock dividend and related accretion” within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012. The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012. As a result of the redemption, Elevation was no longer entitled to representation on the Company’s Board of Directors. Accordingly, Fred D. Anderson resigned as a director of the Company effective April 6, 2012. Additionally, Roger B. McNamee, a Managing Partner of Elevation, did not stand for re-election to the Board at the 2012 Annual Meeting of Stockholders held on June 13, 2012, and ceased to be a director of the Company on that date.

10. Common Stock Repurchases

     In accordance with its Board of Directors-authorized share repurchase program, the Company repurchased 9,958 shares of its outstanding common stock in the open market for approximately $0.1 million during the six-month period ended June 30, 2012.

     See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q for additional information.

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

12. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,444	$1,738	$2,252	$2,472
Convertible preferred stock dividend and related accretion	(24)	(562)	(942)	(2,944)
Net income (loss) applicable to common stockholders	$1,420	$1,176	$1,310	$(472)

Denominator:
Basic weighted-average shares outstanding	38,697	39,543	38,592	39,507
Add: dilutive effect of options and restricted stock	992	928	926	-
Fully diluted weighted-average shares outstanding	39,689	40,471	39,518	39,507

Basic net income (loss) per share applicable to common stockholders	$0.04	$0.03	$0.03	$(0.01)
Diluted net income (loss) per share applicable to common stockholders	$0.04	$0.03	$0.03	$(0.01)

     Because their effect would be anti-dilutive, the denominator in the above computation of diluted income per share excludes “out-of-the-money” stock options of 3,061,100 and 3,743,475 for the three and six months ended June 30, 2012. For the three months ended June 30, 2011, the denominator in the above computation of diluted income per share excludes convertible preferred stock and “out-of-the-money” stock options totaling 7,417,898, as their effect would be antidilutive. For the six months ended June 30, 2011, the denominator in the above computation of diluted loss per share excludes convertible preferred stock, stock options, restricted stock units and nonvested restricted stock awards totaling 12,529,904, as their effect would be antidilutive as a result of the Company’s net loss applicable to common stockholders.

13. Related-Party Transactions

     The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. The Company also provided product development services to the NAR and recognized $0.4 million in revenues for the three and six months ended June 30, 2011. The Company did not provide similar product development services in 2012. As of June 30, 2012 and December 31, 2011, the Company had balances due to the NAR of $0.4 million and $0.5 million, respectively, which are included in “Accounts payable” within the Condensed Consolidated Balance Sheets.

14. Income Taxes

     As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets. For the three and six months ended June 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

     During the three and six months ended June 30, 2012 and 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain nondeductible items and state income taxes.

     As of June 30, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2012 and 2011. The tax years 1993–2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

15. Commitments and Contingencies

Legal Proceedings

     The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 15. From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. However, as of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

     On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (“District Court”) against REAL and its licensing agent (“the Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (“the REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest. On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes. On March 11, 2008, REAL filed a separate suit in the District Court (“the REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes. The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, NAR and NAHB. Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

     On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement.

     In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (“Circuit Court”), and in October 2010, the Company filed its opposition. On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings. On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent. On March 27, 2012, REAL filed a notice of appeal of the District Court’s summary judgment order, and on June 22, 2012, REAL filed its appeal brief. On August 1, 2012, the Company filed its response brief. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

Contingencies

     From time to time, the Company is subject to a variety of threats or claims, other than formal litigation or legal proceedings, that arise in the ordinary course of business and relate to commercial, intellectual property, employment and other matters. However, as of the date of this Form 10-Q, and except as disclosed herein, or in the Annual Report, the Company does not believe such threats or claims will have a material adverse effect upon its business, results of operations, financial condition or cash flows, although the Company can offer no assurance as to the ultimate outcome of any such matters.

16. Supplemental Cash Flow Information

     During the six-month period ended June 30, 2012:

  The Company issued 100,000 shares of restricted stock to a new executive officer which vest over four years. The grant date fair value associated with these shares of $0.7 million is being recognized as stock-based compensation over the four-year vesting period.

  The Company issued 52,265 shares of restricted stock to the nonemployee members of its Board of Directors which vest over three years. The grant date fair value associated with these shares was $0.5 million and is being recognized over the three-year vesting period.

  The Company granted 751,595 shares of time-vested restricted stock units which vest over four years. The grant date fair value associated with these restricted stock units of $6.2 million is being recognized as stock-based compensation over the four-year vesting period.

     During the six-month period ended June 30, 2011:

  The Company issued 24,219 shares of common stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements. The charge associated with these shares of $0.2 million was recognized as stock-based compensation during the year ended December 31, 2010.

  The Company issued 32,729 shares of restricted stock to the nonemployee members of its Board of Directors which vest over three years. The grant date fair value associated with these shares was $0.3 million and is being recognized over the three-year vesting period.

  The Company issued 7,500 shares of restricted stock to the Chairman of the Board of Directors, which immediately vested. The grant date fair value associated with these shares of $0.1 million was recognized as stock-based compensation during the six months ended June 30, 2011.

  The Company issued 274,600 shares of restricted stock to certain executives and key employees which vest over four years. The grant date fair value associated with these shares was $2.2 million and is being recognized over the four-year vesting period.

  The Company declared and accrued $0.4 million in cash dividends on its Series B Convertible Preferred Stock as of June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s condensed consolidated financial statements and accompanying notes. The Company’s results of operations discussed below are presented in conformity with GAAP.

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

Our Business

     Move, Inc. and its subsidiaries (“Move,” “we,” “our” or “us” ) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. Our consumer web sites are REALTOR.com®, Move.com and Moving.comTM. Through our ListHub business, we are also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents. We also provide lead management software for real estate agents and brokers through our Top Producer® business.

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

     We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com®, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 20 countries worldwide. Our for-sale listing content, comprising nearly 4 million properties as of June 30, 2012, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline. Through REALTOR.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S. We source this content directly from our relationships with more than 800 Multiple Listing Services (“MLS”) across the country, which represents nearly all MLSs, with approximately 85% of the listings updated every 15 minutes and the remaining listings updated daily.

     REALTOR.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. More than 20 million users, viewing an average of over 420 million pages and spending an average of over 315 million minutes on the web site each month over the last twelve-month period, interact with nearly 400,000 real estate professionals on REALTOR.com® and our mobile applications. We delivered approximately 65% more connections between our consumers and real estate professionals during the six-month period ending June 30, 2012, as compared to the same period in the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

     Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com® as a distinct advantage in the online real estate space. For over 15 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and, as a result, have built relationships within the real estate industry that are both broad and deep. We expect this industry to continue to progress as new technologies are embraced and as consumers’ needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com® positioned to lead this transformation with consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

Products and Services

     Through our REALTOR.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers in an effort to connect those advertisers with our consumer audience. We categorize the products and services available through the REALTOR.com® business as listing advertisements, non-listing advertisements or ListHub syndication and reporting. The collection of services offered through the REALTOR.com® business represented approximately 76% of our overall revenues for the three and six months ended June 30, 2012, and approximately 73% of our overall revenues for the three and six months ended June 30, 2011.

     Top Producer® is our software-as-a-service (“SaaS”) business providing productivity tools tailored to real estate agents. The Top Producer® business complements REALTOR.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with home buyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based customer relationship management solution, our Market Snapshot® product and a series of template web site products. The Top Producer® product suite represented approximately 14% of our overall revenues for the three and six months ended June 30, 2012, and approximately 16% of our overall revenues for the three and six months ended June 30, 2011.

     We separately operate several other web sites providing multi-family rental, senior housing and moving-related content and services for our consumer audience. Through our Move Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and cost-per-click. Through our Moving.comTM business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models. Our Move Rentals, Senior Housing and Moving.comTM product lines (“Move Vertical Businesses”) collectively represented approximately 10% of our overall revenues for the three and six months ended June 30, 2012, and approximately 11% of our overall revenues for the three and six months ended June 30, 2011.

Market and Economic Conditions

     In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industrywide and product-specific trends and conditions. For a number of years prior to 2006, the U.S. residential real estate market experienced a period of hyper-sales rates and home price appreciation, fueled by the availability of low interest rates and flexible mortgage options for many consumers. During the latter half of 2006 and through 2008 lending standards were tightened, equity markets declined substantially, liquidity in general was impacted, unemployment rates rose and consumer spending declined. The combination of these factors materially impacted the U.S. housing market in the form of fewer home sales, lower home prices and accelerating delinquencies and foreclosures, all of which created a cycle that further exacerbated the housing market downturn. The effects on the housing market have persisted for several years and continue to be felt in 2012. While some markets are seeing signs of a housing recovery, in general the U.S. residential real estate market remains challenged.

     As a result of the factors discussed above, the real estate market has been difficult over the past several years and is not expected to improve in the near future. Delinquencies are expected to continue to be double that of foreclosures, causing uncertainty in the price floor within many markets. This coupled with the fact that banks continue to have significantly tighter credit standards for mortgage loans has made home purchases that much more difficult. We believe these market conditions will continue to place pressure on spending by real estate professionals in the near term.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the six months ended June 30, 2012, as compared to those policies disclosed in the Annual Report.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenue

     Revenue increased $0.4 million, or 1%, to $49.3 million for the three months ended June 30, 2012, compared to $48.9 million for the three months ended June 30, 2011. The increase in revenue was primarily due to increases in the listing advertisements in our REALTOR.com® business during the three months ended June 30, 2012, due to the introduction of our new Co-BrokeTM product and our PreQualplus product, partially offset by decreases in our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist). The increase in REALTOR.com® product revenue was partially offset by a decline in our Top Producer® product suite along with declines in our Move Vertical Businesses.

Cost of Revenue

     Cost of revenue decreased $0.8 million, or 8%, to $9.6 million for the three months ended June 30, 2012, compared to $10.5 million for the three months ended June 30, 2011. The decrease was primarily due to a $0.4 million reduction in personnel-related costs, a $0.2 million decrease in lead acquisition costs and other cost decreases of $0.2 million.

     Gross margin percentage increased to 80% for the three months ended June 30, 2012, compared to 79% for the three months ended June 30, 2011, mainly due to the cost reductions described above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses increased $0.4 million, or 2%, to $18.4 million for the three months ended June 30, 2012, compared to $17.9 million for the three months ended June 30, 2011. As a result of the departure of certain sales management during the three months ended June 30, 2012, we recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards, and $0.7 million in severance costs. These increases were partially offset by decreases in personnel-related costs of $0.4 million and online distribution and other marketing costs of $0.4 million.

     Product and web site development. Product and web site development expenses increased $0.5 million, or 5%, to $9.5 million for the three months ended June 30, 2012, compared to $9.0 million for the three months ended June 30, 2011. The increase was primarily due to increases in personnel- and consulting-related costs.

     General and administrative. General and administrative expenses increased $0.7 million, or 7%, to $10.2 million for the three months ended June 30, 2012, compared to $9.5 million for the three months ended June 30, 2011. The increase was primarily due to an increase in personnel-related costs of $0.4 million and increased legal expenses of $0.3 million attributable to an insurance settlement for legal costs previously incurred that was received during the six months ended June 30, 2011.

     Amortization of intangible assets. Amortization of intangible assets remained relatively constant at $0.4 million for the three months ended June 30, 2012 and 2011, respectively.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Cost of revenue	$68	$65
Sales and marketing	904	391
Product and web site development	526	358
General and administrative	899	733
Total stock-based compensation and charges	$2,397	$1,547

     Stock-based compensation and charges increased $0.9 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to the acceleration of vesting of certain outstanding stock option and restricted stock awards, as well as new grants of restricted stock units and stock option awards.

Interest Income, Net

     Interest income, net remained relatively constant for the three months ended June 30, 2012 and 2011.

Other Expense, Net

     Net other expense was less than $0.1 million for the three months ended June 30, 2012 and 2011, and was primarily attributable to fluctuations in foreign exchange rates.

Income Taxes

     As a result of our historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.comTM, which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. For the three months ended June 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

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

Six Months Ended June 30, 2012 and 2011

Revenue

     Revenue decreased $0.9 million, or 1%, to $97.1 million for the six months ended June 30, 2012, compared to $98.0 million for the six months ended June 30, 2011. The decrease in revenue was primarily due to a decline in our Top Producer® product suite along with declines in our Move Vertical Businesses. These declines were partially offset by increases in revenues associated with our listing advertisements in our REALTOR.com® business during the six months ended June 30, 2012, due to the introduction of our new Co-BrokeTM product and our PreQualplus product, partially offset by decreases in our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).

Cost of Revenue

     Cost of revenue decreased $2.0 million, or 9%, to $19.3 million for the six months ended June 30, 2012, compared to $21.2 million for the six months ended June 30, 2011. The decrease was primarily due to a $1.1 million reduction in personnel-related costs, a $0.3 million reduction in credit card processing fees, a $0.3 million reduction in lead acquisition costs and other cost reductions of $0.3 million.

      Gross margin percentage increased to 80% for the six months ended June 30, 2012, compared to 78% for the six months ended June 30, 2011, mainly due to the cost reductions described above.

Operating Expenses

     Sales and marketing. Sales and marketing expenses decreased $0.5 million, or 1%, to $35.8 million for the six months ended June 30, 2012, compared to $36.2 million for the six months ended June 30, 2011. As a result of the departure of certain sales management during the six months ended June 30, 2012, we recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards, and $0.7 million in severance costs. These increases were offset by decreases in personnel-related costs of $1.2 million directly related to reduced revenues and a $0.5 million decrease in online distribution and other marketing costs.

     Product and web site development. Product and web site development expenses decreased $0.3 million, or 1%, to $18.2 million for the six months ended June 30, 2012, compared to $18.5 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in personnel-related costs.

     General and administrative. General and administrative expenses increased $1.5 million, or 8%, to $21.1 million for the six months ended June 30, 2012, compared to $19.5 million for the six months ended June 30, 2011. The increase was primarily due to litigation settlement costs of $0.4 million, increased bad debt expense of $0.4 million, approximately half of which related to the bankruptcy of one of our significant media customers, increased depreciation expense of $0.4 million and other cost increases of $0.3 million.

     Amortization of intangible assets. Amortization of intangible assets remained relatively constant for the six months ended June 30, 2012 and 2011, respectively.

     Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Cost of revenue	$122	$118
Sales and marketing	1,193	759
Product and web site development	885	677
General and administrative	1,660	1,730
Total stock-based compensation and charges	$3,860	$3,284

     Stock-based compensation and charges increased $0.6 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to the acceleration of vesting of certain outstanding stock option and restricted stock awards.

Interest Income, Net

     Interest income, net remained relatively constant for the six months ended June 30, 2012 and 2011.

Other Income (Expense), Net

     Net other expense of $0.1 million for the six months ended June 30, 2012, was primarily attributable to fluctuations in foreign exchange rates. Net other income of $0.4 million for the six months ended June 30, 2011, primarily consisted of a gain on sale of certain investments.

Income Taxes

     As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, during the year ended December 31, 2006, we recorded certain indefinite-lived intangible assets as a result of the purchase of Moving.comTM which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes. During the six months ended June 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

     Net cash provided by operating activities of $8.7 million for the six months ended June 30, 2012, was attributable to net income of $2.3 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $9.6 million, and a $0.2 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $3.4 million change in operating assets and liabilities.

     Net cash provided by operating activities of $5.2 million for the six months ended June 30, 2011, was attributable to net income of $2.5 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating $8.2 million, and a $0.3 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $5.8 million change in operating assets and liabilities.

     Net cash used in investing activities of $3.4 million for the six months ended June 30, 2012, was primarily attributable to capital expenditures of $4.1 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.7 million.

     Net cash used in investing activities of $3.1 million for the six months ended June 30, 2011, was primarily attributable to capital expenditures of $3.8 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.7 million.

     Net cash used in financing activities of $47.6 million for the six months ended June 30, 2012, was primarily attributable to the redemption of the balance of the Series B convertible preferred stock for $49.0 million, payments of dividends on our Series B convertible preferred stock of $0.9 million, tax withholdings related to net share settlements of restricted stock awards of $0.5 million and repurchases of common stock and principal payments on loan payable totaling $0.1 million, partially offset by proceeds from the exercise of stock options of $2.9 million.

     Net cash used in financing activities of $71.0 million for the six months ended June 30, 2011, was primarily attributable to the redemption of a portion of the Series B convertible preferred stock for $70.0 million, payments of dividends on our Series B convertible preferred stock of $1.2 million and tax withholdings related to net share settlements of restricted stock awards of $0.2 million, partially offset by cash proceeds from the exercise of stock options of $0.4 million.

     We have generated positive operating cash flows in each of the last three fiscal years. Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the six-month period ended June 30, 2012. From the inception of the program in February 2011 through June 30, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million. This authorization expires in February 2013.

     On September 20, 2011, we entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013, which was subsequently amended on November 16, 2011, and again on March 6, 2012. At June 30, 2012 and December 31, 2011, we had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among its financial and other covenants, the line of credit agreement provides that we must maintain tangible net worth of $50.0 million, and requires that we maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of $25.0 million, and adjusted EBITDA of $17.0 million on a twelve-month rolling basis. We were in compliance with the covenants, then in effect, as of June 30, 2012 and December 31, 2011. The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles we now or subsequently own. In addition, we have pledged the capital stock in our current and future subsidiaries as further collateral for the line of credit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) and in Note 15, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 15 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A. Risk Factors

     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report as filed with the SEC on February 17, 2012, and has been made available at www.sec.gov and at www.move.com. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q. Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results. There were no material changes to the risk factors during the six months ended June 30, 2012, compared to the risk factors set forth in the Annual Report other than with respect to the risk factor pertaining to our Series B convertible preferred stock that has been redeemed, and thus is no longer applicable, and with respect to the risk factor described below.

Marketing our subscription products and services to real estate professionals is an important part of our business; we must dedicate significant resources to this endeavor, and interruptions could be harmful.

     Real estate agents are generally independent contractors of brokerages rather than employees. As a result, it is often necessary for us to communicate with real estate agents on an individual basis when marketing our services, which results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, since we offer services to both real estate brokerages and agents, we are often required to contact brokerages and agents separately when marketing our products and services. Furthermore, if for any reason our marketing to real estate professionals was interrupted, such as by interruptions of web site availability or disruptions to email, telephone or other marketing communication media, whether due to technological reasons, industry changes, third-party conduct or other reasons, this could have a material negative impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In February 2011, our Board of Directors authorized a stock repurchase program. The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million. Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under this program will depend upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock. We did not repurchase any shares of our outstanding common stock in the open market during the three-month period ended June 30, 2012. From the inception of the program through June 30, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million. This authorization expires in February 2013.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit No.	Description

3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)

3.01.2	Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 5, 2012.)

3.02	Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)

3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)

10.97	Form of Time-vesting Restricted Stock Unit (RSU) Award Certificate under the Move, Inc. 2011 Incentive Plan (furnished herewith).**

10.98	Steven Berkowitz 2012 Management Incentive Plan (furnished herewith).**

10.99	Rachel Glaser 2012 Management Incentive Plan (furnished herewith).**

10.100	Errol Samuelson 2012 Management Incentive Plan (furnished herewith).**

10.101	James Caulfield 2012 Management Incentive Plan (furnished herewith).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act or Section 18 of the Securities and Exchange Act of 1934, as amended.

**Denotes management contracts and compensatory plans and arrangements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL C. GLASER
Rachel C. Glaser
Chief Financial Officer

Date: August 3, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)

3.01.2	Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 5, 2012.)

3.02	Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.)

3.03.1	RealSelect, Inc.’s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)

3.03.2	RealSelect, Inc.’s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)

4.01	Form of Specimen Certificate for common stock. (Incorporated by reference to Exhibit 4.01 of our Form 10-K for the year ended December 31, 2006 filed March 5, 2007.)

10.97	Form of Time-vesting Restricted Stock Unit (RSU) Award Certificate under the Move, Inc. 2011 Incentive Plan (furnished herewith).**

10.98	Steven Berkowitz 2012 Management Incentive Plan (furnished herewith).**

10.99	Rachel Glaser 2012 Management Incentive Plan (furnished herewith).**

10.100	Errol Samuelson 2012 Management Incentive Plan (furnished herewith).**

10.101	James Caulfield 2012 Management Incentive Plan (furnished herewith).**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS*	XBRL Instance Document (furnished herewith)

101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act or Section 18 of the Securities and Exchange Act of 1934, as amended.

**Denotes management contracts and compensatory plans and arrangements.