Form 10-Q
period 2012-09-30
MOVE INC
filed 2012-11-06
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At October 31, 2012, the registrant had 39,324,744 shares of its common stock outstanding.

Move®, REALTOR.com®, Top Producer®, ListHubTM, TigerLead® and Moving.comTM are our trademarks or are exclusively licensed to Move, Inc.  This quarterly report on Form 10-Q contains trademarks of other companies and organizations. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.

PART I.                          FINANCIAL INFORMATION

Item 1.                                 Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$30,876	$87,579
Accounts receivable, net	12,382	11,719
Other current assets	6,950	7,086
Total current assets	50,208	106,384

Property and equipment, net	20,023	20,487
Investment in unconsolidated joint venture	5,442	5,711
Goodwill, net	33,551	24,450
Intangible assets, net	18,825	7,319
Other assets	851	570
Total assets	$128,900	$164,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,748	$5,851
Accrued expenses	18,321	14,782
Deferred revenue	8,672	9,809
Total current liabilities	31,741	30,442

Other noncurrent liabilities	3,107	3,264
Total liabilities	34,848	33,706

Commitments and contingencies (see note 16)

Series B convertible preferred stock	—	48,555

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	39	39
Additional paid-in capital	2,129,801	2,121,483
Accumulated other comprehensive income	237	258
Accumulated deficit	(2,036,025)	(2,039,120)
Total stockholders’ equity	94,052	82,660
Total liabilities and stockholders’ equity	$128,900	$164,921

The accompanying notes are an integral part of these unaudited

Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$49,446	$46,466	$146,496	$144,456
Cost of revenue	10,236	9,959	29,509	31,203
Gross profit	39,210	36,507	116,987	113,253

Operating expenses:
Sales and marketing	17,235	16,281	53,005	52,524
Product and web site development	9,412	8,437	27,603	26,899
General and administrative	10,464	10,823	31,514	30,352
Amortization of intangible assets	500	397	1,294	1,108
Total operating expenses	37,611	35,938	113,416	110,883
Operating income	1,599	569	3,571	2,370
Interest (expense) income, net	(1)	(2)	—	33
Earnings of unconsolidated joint venture	290	367	710	718
Other (expense) income, net	—	(99)	(69)	278
Income from operations before income taxes	1,888	835	4,212	3,399
Income tax expense	103	31	175	123

Net income	1,785	804	4,037	3,276
Convertible preferred stock dividend and related accretion	—	(562)	(942)	(3,506)
Net income (loss) applicable to common stockholders	$1,785	$242	$3,095	$(230)

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.01	$0.08	$(0.01)

Diluted net income (loss) per share applicable to common stockholders	$0.04	$0.01	$0.08	$(0.01)

Shares used to calculate basic and diluted income (loss) per share applicable to common stockholders:
Basic	38,798	39,279	38,661	39,430

Diluted	39,895	39,977	39,660	39,430

Comprehensive income:
Net income	$1,785	$804	$4,037	$3,276
Foreign currency translation gain (loss)	11	(62)	(21)	(98)
Comprehensive income	$1,796	$742	$4,016	$3,178

The accompanying notes are an integral part of these unaudited

 Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,037	$3,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,195	6,979
Amortization of intangible assets	1,294	1,108
Provision for doubtful accounts	486	99
Loss on sales and disposals of assets	38	126
Stock-based compensation and charges	5,856	4,441
Earnings of unconsolidated joint venture	(710)	(718)
Return on investment in unconsolidated joint venture	255	280
Other noncash items	(78)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(1,649)
Other assets	(144)	88
Accounts payable and accrued expenses	2,816	(3,189)
Deferred revenue	(1,163)	(2,649)
Net cash provided by operating activities	18,782	8,140

Cash flows from investing activities:
Purchases of property and equipment	(6,672)	(5,075)
Proceeds from sale of assets	9	—
Acquisitions, net of cash acquired	(22,000)	(500)
Proceeds from dissolution of joint venture	—	499
Return of investment in unconsolidated joint venture	724	660
Net cash used in investing activities	(27,939)	(4,416)

Cash flows from financing activities:
Principal payments on loan payable	(82)	(77)
Redemption of convertible preferred stock	(49,044)	(70,000)
Payment of dividends on convertible preferred stock	(882)	(1,579)
Proceeds from exercise of stock options	3,060	608
Tax payment related to net share settlements of restricted stock awards	(529)	(312)
Repurchases of common stock	(69)	(9,617)
Net cash used in financing activities	(47,546)	(80,977)

Change in cash and cash equivalents	(56,703)	(77,253)

Cash and cash equivalents, beginning of period	87,579	158,517

Cash and cash equivalents, end of period	$30,876	$81,264

The accompanying notes are an integral part of these unaudited

Condensed Consolidated Financial Statements.

MOVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

Move, Inc. and its subsidiaries (the “Company” or “Move”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking online information and connections needed regarding real estate. The Company’s flagship consumer web sites are REALTOR.com®, Move.com and Moving.comTM. Through its ListHubTM business, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents.  The Company also supplies lead management software for real estate agents and brokers through its Top Producer® and newly acquired TigerLead® businesses.

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

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), which was filed with the SEC on February 17, 2012.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the operating results expected for the full year ending December 31, 2012.

Adjustments to Statements of Cash Flows

Certain adjustments have been made to the prior year Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.  These adjustments have the effect of increasing cash flows from operating activities (i.e., returns on investment) and decreasing cash flows from investing activities (i.e., returns of investment).

During the three months ended June 30, 2012, the Company identified immaterial errors in the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the interim periods of 2011, related to the classification of cash distributions that represented returns on its investment in an unconsolidated joint venture as cash flows from investing activities. The Company has analyzed and apportioned the total cash distributions received associated with its investment in unconsolidated joint venture utilizing the “cumulative earnings” approach to properly apportion the cash distributions received between returns on investment and returns of investment for purposes of classification in its Consolidated Statements of Cash Flows.  All cash distributions received were deemed to be returns on the Company’s investment in the unconsolidated joint venture and classified as operating cash flows, unless the cumulative cash distributions exceeded the Company’s cumulative equity in earnings from its investment in the joint venture, in which case the excess cash distributions were deemed to be returns of the investment and classified as investing cash flows.  Based on a quantitative and qualitative analysis of the errors in prior financial statements as required by authoritative guidance, the Company concluded that such errors had, and such apportionment adjustments would have, no material impact on any of the Company’s previously issued financial statements and had no effect on the trend of financial results. Accordingly, the Company has elected to present revised information pertaining to cash flows from operating and investing activities for the years ended December 31, 2011 and 2010, and the nine-month period ended September 30, 2011, as described below.  These revised amounts are reflected in the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and will also be reflected in future filings, as applicable.

For the year ended December 31, 2011, cash distributions representing a return on investment were $1.2 million.  Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities to $17.6 million and increasing previously reported cash used in investing activities to $7.3 million for 2011.  For the year ended December 31, 2010, cash distributions representing a return on investment were $1.0 million.  Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities to $23.7 million and reducing previously reported cash provided by investing activities to $87.3 million for 2010.  For the nine months ended September 30, 2011, cash distributions representing a return on investment were $0.3 million.  Adjustment of such amounts has the effect of increasing previously reported cash provided by operating activities to $8.1 million, and increasing previously reported cash used in investing activities to $4.4 million for the nine months ended September 30, 2011.

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

In July 2012, the FASB issued an accounting standards update which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  This update permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to calculate the fair value of the indefinite-lived intangible asset.  Otherwise, it is not necessary to calculate the fair value of the asset in that year.  This update will be effective for public companies for interim and annual impairment tests performed during fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this accounting standards update will not have a material impact on the Company’s consolidated financial statements as it only requires a change in the possible approach taken to test indefinite-lived intangible assets for impairment.

A variety of proposed or otherwise potential accounting standards are currently under evaluation by the various standard setting organizations and regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would have a material impact to the Company’s consolidated financial statements.

4.   Acquisitions

On September 1, 2012, the Company entered into an agreement with Tiger Lead Solutions, LLC (“Tiger Lead Solutions”) whereby the Company acquired substantially all of the operating assets of the Tiger Lead Solutions business for a purchase price of $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure certain obligations of Tiger Lead Solutions.  In addition, the Company entered into employment agreements with members of Tiger Lead Solution’s senior management whereby the Company granted 273,420 restricted stock units with a grant date fair value of $2.2 million.  These time-based restricted stock units will vest one year from the date of grant and would be forfeited in the event of termination by the Company for cause or voluntary resignation.  The TigerLead® business provides an integrated set of internet marketing services and software-as-a-service (“SaaS”) Customer Relationship Management (“CRM”) tools to residential realtors and brokers to generate, cultivate, and manage leads.

The acquisition has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values.  The $22.0 million purchase price was preliminarily allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $9.1 million to goodwill, pending the finalization of the purchase price allocation.  The identifiable intangible assets are being amortized over estimated lives ranging from six to nine years, with the exception of $0.9 million in indefinite-lived trade name and trademarks.  The financial results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

5.   Investment in Unconsolidated Joint Ventures

The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting.  Under this method, the Company records its proportionate share of the joint venture’s net income or loss based on the joint venture’s monthly financial statements, which is recorded one month in arrears.

As of September 30, 2012 and December 31, 2011, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $5.4 million and $5.7 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.3 million and $0.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $0.7 million for the nine-month periods ended September 30, 2012 and 2011, and was included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations.

The Company received cash distributions of $1.0 million and $0.9 million from BDX during the nine-month periods ended September 30, 2012 and 2011, respectively. The Company applies the “cumulative earnings” approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in its Condensed Consolidated Statements of Cash Flows.  All cash distributions received are deemed to be returns on the Company’s investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed the Company’s cumulative equity in earnings from its investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

6.   Fair Value Measurements

As of September 30, 2012 and December 31, 2011, all of the Company’s cash balances were held in unrestricted demand deposit accounts.  The Company had no cash equivalents at either of those dates.  Accordingly, no adjustments to fair value were necessary.

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there are indicators of impairment).  The Company had no significant nonfinancial assets or liabilities that required adjustment to fair value subsequent to initial recognition at either September 30, 2012 or December 31, 2011.

7.   Revolving Line of Credit

The Company is party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013.  At September 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  The revolving line of credit agreement contains various customary affirmative, negative and financial covenants.  Those covenants include, but are not limited to, requirements to:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of the greater of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $17.0 million on a twelve-month rolling basis.  The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles it now or subsequently owns.  In addition, the Company has pledged the capital stock in its current and future subsidiaries as further collateral for the revolving line of credit.

The Company was in compliance with the covenants, then in effect, as of September 30, 2012 and December 31, 2011, respectively.

8.   Goodwill and Intangible Assets

Goodwill increased $9.1 million to $33.6 million as of September 30, 2012, from $24.5 million as of December 31, 2011, due to the acquisition of the TigerLead® business as described in Note 4, “Acquisitions.”  The Company also had both indefinite-lived and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of trade names and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors. Definite-lived intangible assets consisted of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements.  The definite-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$530	$521	$530	$520
Content syndication agreements	3,800	1,541	3,800	971
Purchased technology	8,400	1,615	1,900	1,250
Customer Relationships	6,630	549	1,230	314
National Association of Realtors® operating agreement	1,578	1,578	1,578	1,503
Other	625	364	1,450	1,141
Total definite-lived intangible assets	21,563	6,168	10,488	5,699
Trade names and trademarks	3,430	—	2,530	—
Total indefinite-lived intangible assets	3,430	—	2,530	—
Total intangible assets	$24,993	$6,168	$13,018	$5,699

Amortization expense for intangible assets was $0.5 million and $0.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense
2012 (remaining 3 months)	$780
2013	2,955
2014	2,838
2015	2,464
2016	1,701

9.   Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges that were included in the following financial statement line items for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenue	$71	$52	$193	$170
Sales and marketing	361	307	1,554	1,066
Product and web site development	527	238	1,412	915
General and administrative	1,037	560	2,697	2,290
Total stock-based compensation and charges	$1,996	$1,157	$5,856	$4,441

Stock-based compensation and charges for the three- and nine-month periods ended September 30, 2012 and 2011 include expenses associated with stock option awards, restricted stock awards and both time-vested and performance-based restricted stock units.  As a result of the departure of certain sales management during the second quarter, the Company recognized $0.5 million in incremental stock-based compensation during the nine months ended September 30, 2012, associated with the acceleration of vesting for outstanding stock option and restricted stock awards.

Stock Option Awards

The fair value of stock option awards was estimated on the date of grant using a Black-Scholes option valuation model that used the ranges of assumptions in the following table. The risk-free interest rates are based upon U.S. Treasury zero-coupon bonds for the periods during which the options were granted. The expected term of stock options granted represents the weighted-average period that the stock options are expected to remain outstanding. The Company has not declared and does not expect to declare dividends on its common stock; accordingly, the dividend yield for valuation purposes is assumed to be zero. The Company bases its computation of expected volatility upon a combination of historical and market-based implied volatility.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.59%—0.67%	0.89%—1.35%	0.59%—1.04%	0.89%—2.30%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	75%	75%	75%—80%

The total cost recognized related to stock option awards was $1.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, the total cost recognized related to stock option awards was $4.0 million and $3.5 million, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  During the nine months ended September 30, 2012, the Company granted 52,265 shares of restricted stock to the nonemployee members of its Board of Directors, which vest over three years.  During the nine months ended September 30, 2011, the Company granted 32,729 shares of restricted stock to the nonemployee members of its Board of Directors, with the exception of one such director who had waived remuneration.  These shares, subject to certain terms and restrictions, will cliff vest on the third anniversary of their issuance.  Additionally, during the nine-month period ended September 30, 2011, the Company granted 7,500 shares of restricted stock to the Chairman of the Board of Directors, which were immediately vested.  The total cost recognized for these awards was $0.1 million for the three months ended September 30, 2012 and 2011, and $0.2 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the applicable grant date.  During the nine months ended September 30, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period.  During the nine months ended September 30, 2011, the Company granted 338,350 shares of restricted stock with an aggregate grant date fair value of $2.6 million that is being amortized over the vesting period. The total cost recognized associated with restricted stock awards was $0.2 million for the three months ended September 30, 2012, and $0.8 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there were 508,811 shares of nonvested restricted stock awards outstanding with a grant date fair value of $3.9 million.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in four equal annual installments over the four-year period following the grant dates, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the nine months ended September 30, 2012, the Company granted 915,485 restricted stock units with a grant date fair value of $7.6 million, which is being amortized over the four-year vesting period.  In addition, there were 273,420 restricted stock units with a grant date fair value of $2.2 million provided to members of Tiger Lead Solution’s senior management pursuant to employment agreements as described in Note 4, “Acquisitions,” which will be amortized over a one-year vesting period.  As of September 30, 2012, there were 1,082,480 nonvested restricted stock units outstanding with an aggregate grant date fair value of $9.0 million.  The total cost recognized for time-vested restricted stock units was $0.4 million and $0.8 million for the three and nine months ended September 30, 2012, respectively.

Performance-Based Restricted Stock Units

The Company previously granted performance-based restricted stock units to certain executive and key employees.  These awards could have been earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors.  The Company did not award any performance-based restricted stock units during the nine months ended September 30, 2012, or during the year ended December 31, 2011.  As of September 30, 2012, there were no nonvested shares of performance-based restricted stock units and there were no costs associated with performance-based restricted stock units recognized during the three and nine months ended September 30, 2012.  During the three months ended September 30, 2011, shares associated with unvested performance-based restricted stock units were forfeited due to resignations of certain executives, resulting in a $0.1 million reversal of stock-based compensation expense that had been previously recognized.  For the nine months ended September 30, 2011, the Company recognized $0.5 million in total costs related to performance-based restricted stock units.

10. Redemption of Series B Convertible Preferred Stock

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

In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B convertible preferred stock, approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption.  In March 2012, the Company and Elevation agreed on certain timing and procedural matters to facilitate the redemption.  As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B convertible preferred stock of $0.4 million, which is included in “Convertible preferred stock dividend and related accretion” within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012.  The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012.  As a result of the redemption, Elevation was no longer entitled to representation on the Company’s Board of Directors.  Accordingly, Fred D. Anderson resigned as a director of the Company effective April 6, 2012.  Additionally, Roger B. McNamee, a Managing Partner of Elevation, did not stand for re-election to the Board at the 2012 Annual Meeting of Stockholders held on June 13, 2012, and ceased to be a director of the Company on that date.

11. Common Stock Repurchases

In accordance with its Board of Directors-authorized share repurchase program, the Company repurchased 9,958 shares of its outstanding common stock in the open market for approximately $0.1 million during the nine-month period ended September 30, 2012.

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this Form 10-Q for additional information.

12. Reverse Stock Split

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

13. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,785	$804	$4,037	$3,276
Convertible preferred stock dividend and related accretion	—	(562)	(942)	(3,506)
Net income (loss) applicable to common stockholders	$1,785	$242	$3,095	$(230)

Denominator:
Basic weighted-average shares outstanding	38,798	39,279	38,661	39,430
Add: dilutive effect of options and restricted stock	1,097	698	999	—
Fully diluted weighted-average shares outstanding	39,895	39,977	39,660	39,430

Basic net income (loss) per share applicable to common stockholders	$0.05	$0.01	$0.08	$(0.01)

Diluted net income (loss) per share applicable to common stockholders	$0.04	$0.01	$0.08	$(0.01)

Because their effect would be anti-dilutive, the denominator in the above computation of diluted income per share excludes “out-of-the-money” stock options of 3,803,142 and 3,815,642 for the three and nine months ended September 30, 2012.  For the three months ended September 30, 2011, the denominator in the above computation of diluted income per share excludes convertible preferred stock and “out-of-the-money” stock options totaling 8,158,436, as their effect would be antidilutive.  For the nine months ended September 30, 2011, the denominator in the above computation of diluted loss per share excludes convertible preferred stock, stock options, restricted stock units and nonvested restricted stock awards totaling 12,292,886, as their effect would be antidilutive as a result of the Company’s net loss applicable to common stockholders.

14. Related-Party Transactions

The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million for the three months ended September 30, 2012 and 2011, and $1.5 million for the nine months ended September 30, 2012 and 2011.  The Company also provided product development services to the NAR and recognized $0.3 million and $0.7 million in revenues for the three and nine months ended September 30, 2011, respectively.  The Company did not provide similar product development services in 2012.  As of September 30, 2012 and December 31, 2011, the Company had balances due to the NAR of $0.4 million and $0.5 million, respectively, which are included in “Accounts payable” within the Condensed Consolidated Balance Sheets.

15.   Income Taxes

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three and nine months ended September 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

During the three and nine months ended September 30, 2012 and 2011, income tax expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain nondeductible items and state income taxes.

As of September 30, 2012, the Company does not have any accrued interest or penalties related to uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2012 and 2011.  The tax years 1993—2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

16.  Commitments and Contingencies

Operating Lease Commitments

On February 13, 2012, the Company entered into an amendment to its existing Scottsdale, Arizona facility lease which extends the lease expiration to March 2019.  The amendment increases the total operating lease obligation reported in the Annual Report, by $5.5 million over the newly extended lease term.  On August 24, 2012, the Company entered into a new operating lease agreement for office space in San Jose, California.  The new San Jose lease replaces the existing Campbell, California lease, which expires in February 2013.  The new San Jose lease further increases the total operating lease obligation reported in the Annual Report by an additional $5.9 million over the six-year lease term.

Future minimum lease payments under operating leases as of September 30, 2012, are as follows (in thousands):

Operating
Years Ended December 31,	Leases
2012 (remaining 3 months)	$1,381
2013	5,202
2014	5,229
2015	4,235
2016	3,705
Thereafter	4,669
Total	$24,421

Legal Proceedings

The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 16.  From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business.  However, as of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (the “District Court”) against REAL and its licensing agent (the “Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (the “REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition.  On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest.  On February 28, 2008, REAL filed a motion for leave to amend its counter-claims, and to include NAR and the National Association of Home Builders (“NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLS”), new home builders, rental property owners, and technology providers and indicated that it intended to seek to certify certain defendant classes.  On March 11, 2008, REAL filed a separate suit in the District Court (the “REAL California Action”) alleging infringement of the REAL patents against the same defendants it sought to include in its proposed amended counter-claims in the Move California Action, and also indicated that it intended to seek to certify the same defendant classes.  The Company is not named as a defendant in the REAL California Action; however, the Company is defending NAR, NAHB and RE/Max in the REAL California Action.  On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases.  Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, NAR and NAHB.  Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites.  The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

On November 25, 2009, the court entered its claim construction order in the Move California Action.  On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement.  In July 2010, REAL filed its brief appealing the District Court’s claim construction with the Federal Circuit Court of Appeals (the “Circuit Court”), and in October 2010, the Company filed its opposition.  On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor.  On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent.  On March 27, 2012, REAL filed a notice of appeal of the District Court’s summary judgment order, and on June 22, 2012, REAL filed its appeal brief.  On August 1, 2012, the Company filed its response brief.  On September 5, 2012, REAL filed a letter with the Circuit Court requesting that the court vacate the District Court’s ruling in light of the Circuit Court’s August 31, 2012 ruling in Akamai Technologies, Inc. v. Limelight Networks, Inc., No. 2010-12911.  On September 7, 2012, the Company filed a letter with the Circuit Court objecting to REAL’s request on the grounds that REAL did not preserve its right to appeal based on the Akamai decision.  The Circuit Court has not responded to the parties’ letters nor set a date for oral argument.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

17.  Supplemental Cash Flow Information

During the nine-month period ended September 30, 2012:

•                  The Company issued 100,000 shares of restricted stock to a new executive officer.  The grant date fair value associated with these shares of $0.7 million is being recognized as stock-based compensation over the vesting period.

•                  The Company issued 52,265 shares of restricted stock to the nonemployee members of its Board of Directors.  The grant date fair value associated with these shares was $0.5 million and is being recognized as stock-based charges over the vesting period.

•                  The Company granted 1,188,905 shares of time-vested restricted stock units.  The grant date fair value associated with these restricted stock units of $9.8 million is being recognized as stock-based compensation over the vesting period.

During the nine-month period ended September 30, 2011:

•                The Company issued 24,219 shares of common stock to two of its executive officers pursuant to the terms of their performance-based restricted stock unit agreements.  The charge associated with these shares of $0.2 million was recognized as stock-based compensation during the year ended December 31, 2010.

•                  The Company issued 32,729 shares of restricted stock to the nonemployee members of its Board of Directors.  The grant date fair value associated with these shares was $0.3 million and is being recognized as stock-based charges over the vesting period.

•                  The Company issued 7,500 shares of restricted stock to the Chairman of the Board of Directors.  The grant date fair value associated with these shares of $0.1 million was recognized as stock-based charges during the nine months ended September 30, 2011.

•                  The Company issued 338,350 shares of restricted stock to certain executives and key employees.  The grant date fair value associated with these shares was $2.6 million and is being recognized as stock-based compensation over the vesting period.

•                The Company declared and accrued $0.4 million in cash dividends on its Series B Convertible Preferred Stock as of September 30, 2011.

18.  Subsequent Event

On October 10, 2012, the Company acquired certain assets and assumed certain liabilities of Relocation.com, LLC which operates an online marketplace that connects homebuyers and renters with moving and storage professionals.  The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remainder to be paid in two equal installments on the first and second anniversaries of the acquisition date.  The financial results of the acquisition will be included in the Company’s Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not and will not be presented because the effects were not material to the Company’s historical consolidated financial statements.

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

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact that the Company makes in this Form 10-Q are forward looking.  Generally, you can identify these statements by use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.  In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations, which are inherently uncertain. Actual results may differ significantly from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in the Annual Report, and in other documents we file with the SEC. This Form 10-Q should be read in conjunction with the Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” within the Annual Report.

Our Business

Move, Inc. and its subsidiaries (“Move,” “we,” “our” or “us” ) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. Our consumer web sites are REALTOR.com®, Move.com and Moving.comTM. Through our ListHubTM business, we are also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents.  We also provide lead management software for real estate agents and brokers through our Top Producer® and newly acquired TigerLead® SaaS products.

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

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through REALTOR.com®, consumers have access to over 94 million properties across the United States (“U.S.”) as well as properties for sale from another 32 countries worldwide.  Our for-sale listing content, comprising over 4 million properties as of September 30, 2012, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through REALTOR.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S.  We source this content directly from our relationships with more than 800 Multiple Listing Services (“MLS”) across the country, which represents nearly all MLSs, with approximately 88% of the listings updated every 15 minutes and the remaining listings updated daily.

REALTOR.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  More than 20 million users, viewing an average of over 385 million pages and spending an average of over 325 million minutes on the REALTOR.com® web site each month over the last twelve-month period, interact with over 400,000 real estate professionals on REALTOR.com® and our mobile applications.  We delivered approximately 70% more connections between our consumers and real estate professionals during the nine-month period ending September 30, 2012, as compared to the same period in the prior year.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals.  Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals, who are both customers of our business and suppliers of much of our property content.  We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com® and our ListHubTM business, we aggregate, syndicate and display real estate listings across the web, accounting for an estimated 60% of all for-sale listing detail page views online or on mobile applications through third-party property listing businesses in the U.S.  Part of the reason we have become the leading source for real estate listing content is that we work closely with, and respect the rights of, real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

At the same time, we are committed to delivering valuable connections, advertising systems and productivity and lead management tools to real estate professionals, with the goal of helping to make them more successful.  By combining REALTOR.com® advertising systems with the productivity and lead management tools offered through our Top Producer® and newly acquired TigerLead® SaaS CRM products, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

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

Products and Services

Through our REALTOR.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers, in an effort to connect those advertisers with our consumer audience.  We categorize the products and services available through the REALTOR.com® business as listing advertisements, non-listing advertisements or ListHubTM syndication and reporting.  In addition, through the newly acquired TigerLead® business, we are able to provide expertise in real estate search engine marketing through sophisticated key word buying and a platform and model that grades each lead source and lead in order to deliver high quality intelligent leads to the agent or broker.  These marketing services are included in our REALTOR.com® revenue total.  The collection of services offered through the REALTOR.com® business represented approximately 75% and 76% of our overall revenues for the three and nine months ended September 30, 2012, respectively, and approximately 73% of our overall revenues for the three and nine months ended September 30, 2011.

Top Producer® and TigerLead® are our SaaS businesses providing productivity and lead management tools tailored to real estate agents.  These businesses complement REALTOR.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with home buyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  In addition to the internet marketing services offered by our newly acquired TigerLead® business described above, the TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated IDX web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.  The SaaS CRM product revenues of TigerLead® are included with our Top Producer® product suite and represent our SaaS businesses.  The SaaS products represented approximately 15% and 14% of our overall revenues for the three and nine months ended September 30, 2012, respectively, and approximately 16% of our overall revenues for the three and nine months ended September 30, 2011.

We separately operate several other web sites providing multi-family rental, senior housing and moving-related content and services for our consumer audience.  Through our Move Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide.  We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites.  Pricing models include monthly subscriptions and cost-per-click.  Through our Moving.comTM business we provide consumers with quotes from moving companies and truck rental companies.  The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models.  Our Move Rentals, Senior Housing and Moving.comTM product lines (“Move Vertical Businesses”) collectively represented approximately 10% of our overall revenues for the three and nine months ended September 30, 2012, and approximately 11% of our overall revenues for the three and nine months ended September 30, 2011.

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

The effects on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market have bottomed out and have entered a recovery mode.  In Q3 2012, the nation saw a 13.89% reduction in the median age of inventory, as well as a year-over-year reduction in inventory of 8.51%.  National median list prices also increased slightly at 2.54% year-over-year during the third quarter.  Lower inventories, combined with somewhat higher median list prices, suggest that as we end 2012, the housing market is in better shape than it was a year ago.

According to the Federal Housing Administration’s first quarter 2012 report on Fannie Mae and Freddie Mac, the 12-month delinquency rate has returned to 2002 levels, meaning the percentage of people who’ve fallen behind on mortgages owned by those government-sponsored enterprises has declined considerably.  Banks, however, continue to have tighter credit standards for mortgage loans, which has made home purchases more difficult.  Therefore, we believe that market conditions will continue to impact spending by real estate professionals in the near term.

Over the past three years, this environment has had a direct impact on our primary customers:  real estate professionals.  Fewer home sales and lower home prices impact commission income, which causes real estate professionals to either reduce their marketing spend or exit the market altogether.  The prolonged housing market downturn was a significant cause of the decline in revenue over the past three years and may continue to be a challenge to revenue until both the housing and lending markets have fully recovered.

Acquisitions

On September 1, 2012, we entered into an agreement with Tiger Lead Solutions whereby we acquired substantially all of its operating assets for a purchase price of $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure certain obligations of Tiger Lead Solutions.  In addition, we entered into employment agreements with members of Tiger Lead Solution’s senior management whereby we granted 273,420 restricted stock units with a grant date fair value of $2.2 million.  These time-based restricted stock units will vest one year from the date of grant and would be forfeited in the event of termination by Move for cause or voluntary resignation.  The TigerLead® business provides an integrated set of internet marketing services and SaaS CRM tools to residential realtors and brokers to generate, cultivate, and manage leads.

The acquisition has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values.  The $22.0 million purchase price was preliminarily allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $9.1 million to goodwill, pending the finalization of the purchase price allocation.  The identifiable intangible assets are being amortized over estimated lives ranging from six to nine years, with the exception of $0.9 million in indefinite-lived trade name and trademarks.  The financial results of the acquisition are included in our Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

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

During the three months ended September 30, 2011, we and our joint venture partner decided to dissolve the joint venture.  As a result of that dissolution, we received a distribution of $0.5 million that represented the refund of our initial investment.  In addition, we incurred $0.6 million in costs related to the dissolution of the joint venture which are included in “General and administrative” within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies. Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2012, as compared to those policies disclosed in the Annual Report.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 16, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.  Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation.  As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made.  Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenue

Revenue increased $3.0 million, or 6%, to $49.4 million for the three months ended September 30, 2012, compared to $46.5 million for the three months ended September 30, 2011.  The increase in revenue was primarily due to increases in the listing advertisements in our REALTOR.com® business during the three months ended September 30, 2012, due to the introduction of our new Co-BrokeTM product, our PreQualplus product and new internet marketing services revenue from our TigerLead® acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).  The increase in REALTOR.com® product revenue was partially offset by a decline in our Top Producer® product suite.  Our Move Vertical Businesses were relatively flat for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Cost of Revenue

Cost of revenue increased $0.3 million, or 3%, to $10.2 million for the three months ended September 30, 2012, compared to $10.0 million for the three months ended September 30, 2011.  The increase was primarily due to a $0.3 million increase in lead acquisition costs.

Gross margin percentage remained constant at 79% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $1.0 million, or 6%, to $17.2 million for the three months ended September 30, 2012, compared to $16.3 million for the three months ended September 30, 2011.  This increase was mainly due to increases in online distribution costs of $0.4 million, personnel-related costs of $0.3 million, consulting costs of $0.2 million and other cost increases of $0.1 million.

Product and web site development. Product and web site development expenses increased $1.0 million, or 12%, to $9.4 million for the three months ended September 30, 2012, compared to $8.4 million for the three months ended September 30, 2011.  The increase was primarily due to increases in personnel-related costs as we continue to invest in new product initiatives.

General and administrative. General and administrative expenses decreased $0.4 million, or 3%, to $10.5 million for the three months ended September 30, 2012, compared to $10.8 million for the three months ended September 30, 2011.  The decrease was primarily due to a decrease in outside legal fees of $0.7 million, one-time joint venture dissolution costs of $0.6 million incurred in 2011 and other cost reductions of $0.2 million.  These cost reductions were partially offset by an increase of $1.1 million in personnel-related costs, including a $0.5 million increase in stock-based compensation.

Amortization of intangible assets. Amortization of intangible assets increased $0.1 million to $0.5 million for the three months ended September 30, 2012, compared to $0.4 million for the three months ended September 30, 2011.  This increase was due to the amortization of intangible assets that were newly acquired in the third quarter of 2012.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Cost of revenue	$71	$52
Sales and marketing	361	307
Product and web site development	527	238
General and administrative	1,037	560
Total stock-based compensation and charges	$1,996	$1,157

Stock-based compensation and charges increased $0.8 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to new grants of time-based restricted stock units and stock option awards.

Interest Expense, Net

Interest expense, net remained relatively constant for the three months ended September 30, 2012 and 2011.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended September 30, 2012 and 2011.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded certain indefinite-lived intangible assets as part of the purchase accounting for acquisitions, which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes.  For the three months ended September 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue increased $2.0 million, or 1%, to $146.5 million for the nine months ended September 30, 2012, compared to $144.5 million for the nine months ended September 30, 2011.  The increase in revenue was primarily due to increases in the listing advertisements in our REALTOR.com® business and to the introduction of our new Co-BrokeTM product, our PreQualplus product and new internet marketing services revenue from our TigerLead® acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).  The increase in REALTOR.com® product revenue was partially offset by a decline in our Top Producer® product suite along with declines in our Move Vertical Businesses.

Cost of Revenue

Cost of revenue decreased $1.7 million, or 5%, to $29.5 million for the nine months ended September 30, 2012, compared to $31.2 million for the nine months ended September 30, 2011.  The decrease was primarily due to a $1.3 million reduction in personnel-related costs, a $0.4 million reduction in credit card processing fees and a $0.3 million reduction in production and fulfillment costs, partially offset by a $0.3 million increase in consulting costs.

Gross margin percentage increased to 80% for the nine months ended September 30, 2012, compared to 78% for the nine months ended September 30, 2011, mainly due to the increased revenue and cost reductions described above.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $0.5 million, or 1%, to $53.0 million for the nine months ended September 30, 2012, compared to $52.5 million for the nine months ended September 30, 2011.  As a result of the departure of certain sales management during the nine months ended September 30, 2012, we recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards, and $0.7 million in severance costs.  Additionally, there was a $0.5 million increase in online distribution costs and a $0.5 million increase in software licensing fees.  These increases were partially offset by decreases in personnel-related costs of $1.0 million and marketing costs of $0.7 million.

Product and web site development. Product and web site development expenses increased $0.7 million, or 3%, to $27.6 million for the nine months ended September 30, 2012, compared to $26.9 million for the nine months ended September 30, 2011.  The increase was primarily due to a $0.5 million increase in personnel-related costs and a $0.3 million increase in consulting costs, partially offset by other costs decreases of $0.1 million.

General and administrative. General and administrative expenses increased $1.2 million, or 4%, to $31.5 million for the nine months ended September 30, 2012, compared to $30.4 million for the nine months ended September 30, 2011.  The increase was primarily due an increase in personnel-related costs of $1.3 million, including a $0.5 million increase in stock-based compensation, increased bad debt expense of $0.4 million and a $0.3 million increase in common area maintenance charges related to our leased facilities.  These increases were partially offset by a decrease in outside legal fees of $0.2 million and one-time joint venture dissolution costs of $0.6 million incurred in 2011.

Amortization of intangible assets. Amortization of intangible assets increased $0.2 million to $1.3 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011.  This increase was due to the amortization of intangible assets that were newly acquired in the third quarter of 2012.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cost of revenue	$193	$170
Sales and marketing	1,554	1,066
Product and web site development	1,412	915
General and administrative	2,697	2,290
Total stock-based compensation and charges	$5,856	$4,441

Stock-based compensation and charges increased $1.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to the acceleration of vesting of certain outstanding stock option and restricted stock awards and new grants of restricted stock units and stock option awards.

Interest Income, Net

Interest income, net remained relatively constant for the nine months ended September 30, 2012 and 2011.

Other Income (Expense), Net

Net other expense of $0.1 million for the nine months ended September 30, 2012, was primarily attributable to fluctuations in foreign exchange rates and losses on the sales of fixed assets, partially offset by other income from the sale of certain investments.  Net other income of $0.3 million for the nine months ended September 30, 2011, primarily consisted of a gain on sale of certain investments, partially offset by losses attributable to fluctuations in foreign exchange rates and losses on the sales of fixed assets.

Income Taxes

As a result of historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded certain indefinite-lived intangible assets as part of the purchase accounting for acquisitions, which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes.  During the nine months ended September 30, 2012 and 2011, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities of $18.8 million for the nine months ended September 30, 2012, was attributable to net income of $4.0 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $14.1 million, a $0.3 million cash distribution representing a return on our investment in an unconsolidated joint venture and a $0.4 million change in operating assets and liabilities.

Net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2011, was attributable to net income of $3.3 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating $11.9 million, and a $0.3 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $7.4 million change in operating assets and liabilities.

Net cash used in investing activities of $27.9 million for the nine months ended September 30, 2012, was primarily attributable to the acquisition, net of cash acquired, of $22.0 million and capital expenditures of $6.7 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.7 million.

Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2011, was primarily attributable to capital expenditures of $5.1 million and acquisitions, net of cash acquired, of $0.5 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.7 million and proceeds from the dissolution of our mortgage joint venture of $0.5 million.

Net cash used in financing activities of $47.5 million for the nine months ended September 30, 2012, was primarily attributable to the redemption of the balance of the Series B convertible preferred stock for $49.0 million, payments of dividends on our Series B convertible preferred stock of $0.9 million, tax withholdings related to net share settlements of restricted stock awards of $0.5 million and repurchases of common stock and principal payments on loan payable totaling $0.1 million, partially offset by proceeds from the exercise of stock options of $3.1 million.

Net cash used in financing activities of $81.0 million for the nine months ended September 30, 2011, was primarily attributable to the redemption of a portion of the Series B convertible preferred stock for $70.0 million, repurchases of the Company’s common stock of $9.6 million, payments of dividends on our Series B convertible preferred stock of $1.6 million, tax withholdings related to net share settlements of restricted stock awards of $0.3 million and principal payments on loan payable of $0.1 million, partially offset by cash proceeds from the exercise of stock options of $0.6 million.

We have generated positive operating cash flows in each of the last three fiscal years.  Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

In February 2011, our Board of Directors authorized a stock repurchase program.  The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million.  Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transactions under this program will depend upon market conditions, corporate considerations and regulatory requirements.  Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock.  We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the nine-month period ended September 30, 2012.  From the inception of the program in February 2011 through September 30, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.  This authorization expires in February 2013.

On September 20, 2011, we entered into a revolving line of credit with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013, which was subsequently amended on November 16, 2011, March 6, 2012, and again on August 31, 2012.  At September 30, 2012 and December 31, 2011, we had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%.  There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  The credit agreement contains various customary affirmative, negative and financial covenants.  Those covenants include, but are not limited to, requirements to:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (defined as “Liquidity”) of the greater of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted EBITDA of $17.0 million on a twelve-month rolling basis.  We were in compliance with the covenants, then in effect, as of September 30, 2012 and December 31, 2011.  The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, inventory, property and equipment and general intangibles we now or subsequently own.  In addition, we have pledged the capital stock in our current and future subsidiaries as further collateral for the line of credit.

On February 13, 2012, we entered into an amendment to our existing Scottsdale, Arizona facility lease which extends the lease expiration to March 2019.  The amendment increases the total operating lease obligation reported in the Annual Report, by $5.5 million over the newly extended lease term.  On August 24, 2012, we entered into a new operating lease agreement for office space in San Jose, California.  The new San Jose lease replaces the existing Campbell, California lease, which expires in February 2013.  The new San Jose lease further increases the total operating lease obligation reported in the Annual Report by an additional $5.9 million over the six-year lease term.

Pursuant to our election to do so, and an agreement entered into between Move and Elevation as to related timing and procedural matters, we redeemed all of the outstanding shares of our Series B convertible preferred stock (approximately 49,044 shares) from Elevation, for an aggregate redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption.  The redemption was effective, and the redemption price was paid to Elevation, on April 6, 2012.

On September 1, 2012, we entered into an agreement with Tiger Lead Solutions whereby we purchased substantially all of its operating assets for a purchase price of $22.0 million, $3.0 million of which was paid into escrow for a one-to-two year period to secure certain obligations of Tiger Lead Solutions. The TigerLead® business provides an integrated set of internet marketing services and SaaS CRM tools to residential realtors and brokers to generate, cultivate, and manage leads.

On October 10, 2012, we acquired certain assets and assumed certain liabilities of Relocation.com, LLC, which operates an online marketplace that connects homebuyers and renters with moving and storage professionals.  The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remainder to be paid in two equal installments on the first and second anniversaries of the acquisition date.

We believe that even after considering the events discussed above, our existing cash, availability under our revolving line of credit and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Market and Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk; we do this primarily by investing our cash only in government treasury bills.

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

PART II.     OTHER INFORMATION

Item 1.                        Legal Proceedings

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) and in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.               Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report as filed with the United States Securities and Exchange Commission (“SEC”) on February 17, 2012, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the nine months ended September 30, 2012, compared to the risk factors set forth in the Annual Report other than with respect to the risk factor pertaining to our Series B convertible preferred stock that has been redeemed, and thus is no longer applicable, and with respect to the risk factor described below.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, our Board of Directors authorized a stock repurchase program.  The program authorizes, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million.  Under the program, we may repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this program will depend upon market conditions, corporate considerations and regulatory requirements.  Shares repurchased under the program shall be retired to constitute authorized but unissued shares of our common stock.  We did not repurchase any shares of our outstanding common stock in the open market during the three-month period ended September 30, 2012.  From the inception of the program through September 30, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.  This authorization expires in February 2013.

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

3.02

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02 of our Form 10-K for the year ended December 31, 2011, filed February 17, 2012.)

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
10.102

Asset Purchase Agreement entered into on September 1, 2012, by and among Tiger Lead Solutions, LLC, Move Sales, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 4, 2012.)

10.103	Third Amendment to Loan Agreement entered into on August 31, 2012, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101 .INS*	XBRL Instance Document (furnished herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)
101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)
101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL C. GLASER
Rachel C. Glaser
Chief Financial Officer

Date:  November 6, 2012

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

3.02

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 28, 2006.), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02 of our Form 10-K for the year ended December 31, 2011, filed February 17, 2012.)

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
10.102

Asset Purchase Agreement entered into on September 1, 2012, by and among Tiger Lead Solutions, LLC, Move Sales, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 4, 2012.)

10.103	Third Amendment to Loan Agreement entered into on August 31, 2012, by and between Move, Inc. and Bank of America, N.A. (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101.INS*	XBRL Instance Document (furnished herewith)
101.SCH*	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)
101.LAB*	XBRL Taxonomy Label Linkbase Document (furnished herewith)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)
101.DEF*	XBRL Taxonomy Extension Definition Document (furnished herewith)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.