Form 10-K
period 2012-12-31
MOVE INC
filed 2013-02-22
CIK 1085770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-26659

Move, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4438337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Almaden Blvd, Suite 800 San Jose, California	95113
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (408) 558-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market
Warrants to purchase Common Stock, par value $.001 per share	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2012*	$246,805,435
Number of shares of common stock outstanding as of February 14, 2013	39,598,574

*
Based on the closing price of the common stock of $9.09 per share on that date, as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant's directors, executive officers and beneficial owners of 10% or more of the registrant's common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

          In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2013 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under "Risk Factors," "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.    Business

OVERVIEW

        With REALTOR.com® as our flagship web site and brand, Move, Inc. ("Move", "we", "our" or "us") is the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move's purpose is to help people love where they live. To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

        Through the collection of assets we have developed over nearly 20 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

        We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com®, consumers have access to over 94 million properties across the United States ("U.S.") as well as properties for sale from another 32 countries worldwide. Our for-sale listing content, comprising over 4 million properties as of December 31, 2012, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline. Through REALTOR.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S. We source this content directly from our relationships with more than 800 Multiple Listing Services ("MLS") across the country, which represents nearly all MLSs, with approximately 90% of the listings updated every 15 minutes and the remaining listings updated daily.

        REALTOR.com®'s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. More than 22 million users, viewing an average of over 390 million pages and spending an average of over 325 million minutes on the REALTOR.com® web site each month over the last twelve-month period, interact with over 400,000 real estate professionals on REALTOR.com® and our mobile applications. We delivered approximately 60% more connections between our consumers and real estate professionals during the year ended December 31, 2012, as compared to the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

        In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals. Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals, who are both customers of our business and suppliers of much of our property content. We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com® and our ListHubTM business, we aggregate, syndicate and display real estate listings across the web and on mobile applications. Part of the reason we have become the leading source for real estate listing content is that we work closely with, and respect the rights of, real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

        At the same time, we are committed to delivering valuable connections, advertising systems and productivity and lead management tools to real estate professionals, with the goal of helping to make them more successful. By combining REALTOR.com® advertising systems with the productivity and lead management tools offered through our Top Producer® and TigerLead® software-as-a-service ("SaaS") customer relationship management ("CRM") products, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

        Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com® as a distinct advantage in the online real estate space. For nearly 20 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and, as a result, have built relationships within the real estate industry that are both broad and deep. We expect this industry to continue to progress as new technologies are embraced and as consumers' needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com® positioned to lead this transformation with consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

        We believe our competitive advantages include the following:

  •
  An unusually large and engaged consumer audience in the online real estate marketplace—across multiple consumer platforms, including web, mobile and social;

  •
  Real-estate listing content that is deep, broad, accurate and current;

  •
  Leadership with respect to the volume and depth of industry relationships with brokers, agents, MLSs and other real estate professionals;

  •
  National scope with local expertise;

  •
  An exceptionally high number of connections facilitated between consumers and real estate professionals;

  •
  The largest syndication platform in the U.S. which provides listings to over 125 publishers;

  •
  A software and services product suite that helps the real estate industry optimize their marketing spend from the point of connection to close; and

  •
  A substantial revenue base.

        We were incorporated in the State of Delaware in 1993 under the name InfoTouch Corporation. In February 1999, we changed our corporate name to Homestore.com, Inc. In May 2002, we changed our name to Homestore, Inc. In June 2006, we changed our name to Move, Inc. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further description of our history. Our corporate headquarters are located in San Jose, California. Our phone number is (408) 558-7100.

PRODUCTS AND SERVICES

        Our products and services are broadly defined into two audience-driven groups—Consumer Advertising and Software and Services.

Consumer Advertising

        Our Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through our operation of REALTOR.com® and other consumer-facing web sites.

REALTOR.com®

        REALTOR.com® is the official web site of the National Association of Realtors (the "NAR"), the largest trade association in the U.S. that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. The NAR had approximately one million members as of December 31, 2012. Under our agreement with the NAR, we operate REALTOR.com®, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals, in addition to presenting other property information.

        Through our REALTOR.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers, in an effort to connect those advertisers with our consumer audience. We categorize the products and services available through REALTOR.com® as listing advertisements and non-listing advertisements.

Listing Advertisements—Showcase Listing Enhancements, Co-Broke and Featured Homes

        Our listing advertisements product line allows real estate agents, brokers and franchises to enhance, prioritize and connect with consumers of for-sale property listings within the REALTOR.com® web site and mobile applications. Enhancements may include more prominent featuring and prioritization on the search results page, additional photos, virtual tours and video, personalization and branding for the listing agent or broker, and an ability to connect with consumers through web site transfers and phone or email communication. Listing advertisements are typically priced based on the geographic market, the size and engagement of our consumer audience in that market and/or the historical listing count for the past twelve months an agent or broker may have, and are typically sold on a subscription basis.

Non-Listing Advertisements—Display Advertising, Featured AgentTM, Featured Competitive Market Analysis ("Featured CMATM"), Search Assist and PreQualplus

        Our non-listing advertisements product line allows real estate agents, brokers and franchises, as well as non-real estate related advertisers (such as personal banking and mortgage companies, insurance providers, home improvement retailers, moving service providers and other consumer product and service companies) to connect with our highly engaged and valuable consumer audience in the real estate search process. We offer these advertisers a variety of products and services including sponsorships, graphical display advertisements, text links, directories, Featured AgentTM, Featured CMATM, Search Assist and our PreQualplus online mortgage prequalification offering. Pricing models include cost-per-thousand ("CPM"), cost-per-click ("CPC"), cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

Rentals, Senior Housing and Moving.com

        We separately operate several other web sites providing multi-family rental, senior housing and moving-related content and services to our consumer audience. Through our Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and CPC. Through our Moving.comTM business, we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models.

        Our Consumer Advertising products represented approximately 81% of our overall revenues for fiscal years ended December 31, 2012, 2011 and 2010.

Software and Services

        Our Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

SaaS CRM Products

        By offering both REALTOR.com® advertising systems and the productivity and lead management tools available through our Top Producer® and TigerLead® SaaS CRM products, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

        Top Producer® and TigerLead® are our SaaS products providing productivity and lead management tools tailored to real estate agents on a subscription basis. These products complement REALTOR.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals' ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products. The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange ("IDX") web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.

TigerLead® Search Engine Marketing

        In addition, through our TigerLead® product suite, we are able to provide expertise in real estate search engine marketing through sophisticated key word buying and a platform and model that grades each lead source and lead in order to deliver high quality intelligent leads to the agent or broker. Pricing is based upon a percentage of marketing spend each month.

ListHubTM—Listing syndication and reporting

        ListHubTM syndicates for-sale listing information from MLSs or other reliable data sources, such as real estate brokerages, and distributes that content to an array of online web sites. Our ListHubTM product line allows participating web sites to display real property listings, and provides agents, brokers, franchises and MLSs the ability to obtain advanced performance reporting about their listings on the participating web sites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts. Advanced reporting products are sold on a monthly subscription basis.

        Our Software and Services products represented approximately 19% of our overall revenues for fiscal years ended December 31, 2012, 2011 and 2010.

COMPETITION

        REALTOR.com® competes in a highly fragmented and highly complex local real estate marketplace. We believe the winner in this market will effectively balance the needs and wants of both consumers and real estate professionals, which we believe REALTOR.com® is uniquely positioned to do. Further, as consumers increasingly rely on the Internet and mobile devices for real estate information, we believe that advertising dollars in this marketplace will continue to move online and that we will benefit from this trend. We compete to attract a sizable and engaged consumer audience interested in the real estate content and information provided through our web site and mobile applications, and we compete to attract real estate professionals and non-real estate related advertisers interested in connecting with those consumers. There are a variety of national and local companies, including both online and offline offerings, that compete for a consumer audience and for advertising spend within the real estate value chain.

        Our primary competition within REALTOR.com® falls into two general categories: (1) online real estate media companies; and (2) offline advertising offerings including newspaper classifieds, direct mail and other traditional offline media. While we do not provide significant offline advertising offerings, we view the companies in this space as competitors for available advertising spend by real estate professionals and non-real estate-related advertisers. Competitors in the online space include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader Inc. (formerly House Values Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia Inc., Zillow, Inc. (operator of the Yahoo!-Zillow Real Estate Network) and others. Competitors in the offline space include major local newspapers such as the Tribune Company and the Gannett Company, as well as a multitude of local print, direct mail, radio and other traditional offline media.

        The barriers to entry for web-based services and businesses are low. Although we believe we would have a distinct advantage for some time over merging or growing online businesses, given the breadth, depth and accuracy of our content, and given the resulting consumer audience we attract and real estate professional relationships we have built, we may not be able to maintain that advantage, and existing or future competitors could create other products and services that could be more attractive to consumers and real estate professionals than our products and services.

        Our Software and Services products, including Top Producer®, TigerLead® and ListHubTM, face competition from Market Leader Inc., CoreLogic's Residential Real Estate productivity tools, Real Estate Digital ("RED"), ALa Mode, Inc. and Fidelity National Information Solutions, Inc. which offers competing solutions to real estate professionals. Top Producer® also competes with horizontal customer relationship management offerings such as Microsoft Corporation's Outlook solution, Best Software Inc.'s ACT! solution, FrontRange Solution, Inc.'s Goldmine product, and Salesforce.com. Certain online media companies such as Classified Ventures, LLC (operator of HomeGain.com) and Market Leader, Inc. (formerly House Values Inc.) are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer® or TigerLead®. ListHubTM also competes with Point2 Internet Systems Inc., which is also a listing syndicator.

        Our Rentals products compete with Classified Ventures LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). The Rentals products also compete with offline apartment guide publishers such as Classified Ventures, Inc., PRIMEDIA, Inc. and Network Communications, Inc.

        Our Senior Housing product competes with other web sites that offer comparable products, such as A Place for Mom, Inc. and Dominion Enterprises (operator of SeniorOutlook.com).

        Our Moving.comTM product competes with other web sites that offer comparable products, such as USAmovingcompanies.com, movingestimates.com, and 123movers.com.

        See "Risk Factors—Risks Related to our Business" for additional discussion of factors relating to our competition.

SEASONALITY

        Our traffic generally declines on all our web sites during the fourth quarter due to weather and the holiday season when consumers are less likely to search for real estate. This seasonal decline in traffic can negatively impact our non-listing advertisements revenue in the fourth quarter, as this business includes revenue models that are directly tied to traffic levels. This seasonal decline in traffic can also negatively impact the revenue from our "Featured Listings" products in Rentals as that revenue is generated on a CPC basis.

GEOGRAPHIC REGIONS

        We derive all of our revenue from our operations in North America.

INFRASTRUCTURE AND TECHNOLOGY

        We seek to maintain and enhance our market position with consumers and real estate professionals by building system functionality for, and consumer features into, our web sites, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See "Intellectual Property" below.

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

        Our systems supporting our web sites must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. Our systems have been able to respond to increased content and more frequent updates to the content on the sites as well as higher consumer demand. We host all of our web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See "Risk Factors—Internet Industry Risks" for a more complete description of the risks related to our computer infrastructure and technology.

INTELLECTUAL PROPERTY

        We protect our research, development, technology and other property through a combination of trademarks, copyrights, trade secrets, patents, confidentiality agreements and other contractual means relating to access to or use of our proprietary or confidential information and assets.

        In addition to our exclusive license rights from the NAR to use the REALTOR.com® mark and brand, our registered trademarks include "Move," "Top Producer" and other marks and logos used in our business. We also have unregistered marks and logos as well as domain names we use to differentiate our products and services, and will pursue additional trademarks, registrations and domain names as we believe to be cost-effective and appropriate.

        We have eight patents issued in the U.S., which expire between 2016 and 2029. These cover inventions relating to real estate listing search, database creation and updating, managing and closing real estate transactions, lead distribution and management, and mortgage-related tools and methods. We also have ten patent applications pending in the U.S. and Canada which apply to other inventions related to our business and research. We will pursue these applications and additional patents as we believe to be cost-effective and appropriate.

        In addition to intellectual property rights, we also make use of other methods to protect our proprietary or confidential information and assets. These include, for example, web site and mobile application terms of use, download and access agreements, appropriate agreements with customers as well as outside consultants, suppliers and advisors and confidentiality and invention agreements with our employees.

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

  •
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

        See "Risk Factors—Risks Related to Our Business" for a more complete description of the risks related to our intellectual property.

EMPLOYEES

        As of December 31, 2012, we had 943 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

        See "Risk Factors—Risks Related to Our Business" for a more complete description of the risks related to our employees.

AVAILABLE INFORMATION

        We file with the U.S. Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information. In most cases, those documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 10 Almaden Blvd. Suite 800, San Jose, California 95113. You may also read and copy these documents at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are available over the Internet from the SEC's web site at http://www.sec.gov.

Item 1A.    Risk Factors

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

        Except for net income of $5.6 million in 2012, $7.3 million in 2011, $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993, including net losses of $15.5 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively. We have an accumulated deficit of approximately $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we have been making significant changes to our organizational structure and our business models. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to sustain profitability.

Competition for our services may adversely impact our business.

        Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that compete for advertising dollars. The real estate search services market, which is the primary market in which we operate, is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market. These competitors include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (operator of RealEstate.com, and formerly HouseValues Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia, Inc., Zillow, Inc. (operator of the Yahoo!-Zillow Real Estate Network) and others. In the rentals market these competitors include Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Additional competitors operate general interest consumer web sites that offer home, moving and finance content and include Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

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

        We cannot predict how, if at all, our competitors or others might respond to our initiatives. We also cannot provide assurance that our offerings will be able to compete successfully against any competitors.

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

        Our quarterly results of operations have varied in the past and might vary significantly in the future. We have made significant investments in our business and continue to make adjustments to our business model. As we modify our business model, we could experience a decline in quarterly revenue. If revenue from our initiatives falls below our expectations, we might not be able to reduce our spending, change our pricing models or modify our initiatives rapidly in response to the shortfall. Fluctuations in our quarterly results could also adversely affect the price of our common stock.

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

The mortgage, real estate, financial and credit markets have been in, and continue to experience, severe disruption, which have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

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

        The U.S. residential real estate market has been in, and remains under, a significant downturn due to downward pressure on housing prices, credit constraints inhibiting homebuyers, foreclosures, and an exceptionally large inventory of unsold homes. We cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions.

        Until market conditions improve significantly, our customers' ability and willingness to advertise, or to continue to advertise, on our web sites could be adversely impacted.

We are, and might continue to be, involved in litigation and other disputes.

        Our business and operations might subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 22, "Commitments and Contingencies—Legal Proceedings," to our Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

        Litigation might also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights, including in the Internet industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have been in the past, and are currently, involved in intellectual property-related litigation, and we might be involved in these and other disputes in the future, whether to protect our own intellectual property or as a result of our alleged infringement of the intellectual property rights of others. Lawsuits or claims such as these, including those we are currently defending, might result in significant monetary damages against us that could have an adverse effect on our results of operations and our financial position. Moreover, even those disputes that are ultimately resolved in our favor are time-consuming and expensive to resolve and they divert management's time and attention. In addition to subjecting us to monetary damages, the threat, adjudication or settlement of any intellectual property dispute could force us to do one or more of the following:

  •
  stop making, selling, incorporating or using goods, services or technology that are (or allegedly are) impacted by the relevant intellectual property rights threatening or asserted against us;

  •
  pay significant sums to obtain a license to the relevant intellectual property rights; and

  •
  redesign goods, services or technology that are (or allegedly are) impacted by the intellectual property rights threatening or asserted against us.

        If we are forced to take any of the foregoing actions, such actions could have an adverse effect on our results of operations and our financial position. Pursuant to our operating agreement with the NAR or to our agreements with others, we might also be required to indemnify the NAR and other third parties for costs, damages and other liabilities arising from the infringement or alleged infringement of third parties' actual or asserted intellectual property rights, and these indemnification obligations could have an adverse effect on our results of operations and our financial position.

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

        The REALTOR.com® trademark and web site address and the REALTOR® trademark are owned by the NAR. The NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the REALTOR.com® web site under an operating agreement (including amendments) with the NAR. Our operating agreement with the NAR contains a number of provisions that restrict how we operate our business. For example:

  •
  we are restricted in the type and subject matter of advertisements on the REALTOR.com® web site;

  •
  the NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks; and

  •
  we must meet performance standards relating to the availability time of the REALTOR.com® web site.

        The NAR also has significant influence over our corporate governance, including the right to have one representative as a member of our board of directors (out of a current total of six) and two representatives as members of our RealSelect's subsidiary's board of directors (out of a current total of eight). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or board of directors, without the consent of at least one of the NAR's representatives on its board of directors.

        Although the REALTOR.com® operating agreement is a perpetual agreement, the NAR may terminate it for a variety of reasons. These include:

  •
  the acquisition of us or RealSelect by another party without the NAR's consent;

  •
  if traffic on the REALTOR.com® site falls below 500,000 unique users per month;

  •
  a substantial decrease in the number of property listings on our REALTOR.com® site; and

  •
  a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by the NAR of the breach.

        If our operating agreement with the NAR were terminated, we would be required to transfer a copy of the software that operates the REALTOR.com® web site and provide copies of our agreements with advertisers and data content providers, such as real estate brokers or MLSs, to the NAR. The NAR would then be able to operate the REALTOR.com® web site itself or with another third party.

        In addition to limitations and risks of the kind set forth above, our business relationship with the NAR could erode, become strained or otherwise develop adversely or non-amicably. This could arise from poor management of the relationship, existing or new areas of conflict or potential conflict between our interests and the NAR's interests, changes in the real estate industry or from other causes. Adverse circumstances such as these could result in significant erosion of or damage to our business since, among other reasons, many of our customers and data providers are members of, have interests that are closely aligned with or are otherwise influenced by or inclined favorably toward the NAR.

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

        At December 31, 2012, we had gross net operating losses carry forwards ("NOLs") for federal and state income tax purposes of approximately $906.9 million and $282.6 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2017. Approximately $35.4 million of the state NOLs expired in 2012 and the state NOLs will continue to expire from 2013 to 2031. Gross net operating loss carry forwards for both federal and state tax purposes might be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. Approximately $150.0 million of the $906.9 million federal NOLs may belong to members of our group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

        Utilization of the NOLs may also be subject to an annual limitation due to ownership change limitations that might have occurred, or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future federal taxable income. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50 percentage points of its stock over a three-year period, to utilize its NOLs and certain built-in losses recognized in years after the ownership change. These rules impact any ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

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

        Delaware law, our certificate of incorporation and bylaws, our operating agreement with the NAR, and other agreements with business partners could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, our stockholders are unable to act by written consent or to fill any vacancy on the Board of Directors. Our stockholders cannot call special meetings of stockholders for any purpose, including removing any director or the entire Board of Directors without cause. In addition, the NAR could terminate the REALTOR.com® operating agreement if we are acquired and the NAR does not consent to the acquisition.

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

        During recessionary periods, there tends to be a corresponding decline in demand for real estate, generally and regionally, that could adversely affect certain segments of our business. Such adverse effects often include a general decline in rents and home values (and thus sales prices), a decline in leasing activity, a decline in the level of investments in, and the value of, real estate, and an increase in defaults by tenants under their respective leases and homeowners on their respective mortgage loans. All of these adverse effects, in turn, adversely affect our customers' revenue from rents, property management fees, brokerage commissions and other fees; and these adverse effects on our customers' revenue can influence our customers to reduce, suspend or stop their purchases of advertising and other products and services from us.

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

        We could also experience seasonality in our business as we offer new products and new pricing models. The real estate industry, in most areas of the U.S., generally experiences a decrease in activity during the winter months and traffic on our web sites generally declines during the fourth quarter, which can negatively affect revenue from our products that are directly tied to such traffic.

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

        In addition, any changes in legislation or policy that limit or eliminate the mortgage interest deduction for homeowners could adversely affect our business.

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

        We might sustain temporary or permanent outages of our computers or software equipment, which could have an adverse effect on our business. We currently do not have fully redundant systems for our web sites and other services at an alternate site. Therefore, our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, water damage, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage, while adequate to replace assets and compensate for losses incurred, might not be adequate to compensate for the disruption it causes our customers and consumers, which could affect our future revenues and traffic. We also might have instances of single points of failure in our networks, processes and systems, and this could result in our sustaining outages, or outages of excessive duration, as well as other disruptions in our web sites or to our business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain the following principal facilities as of December 31, 2012:

	Location	Square Feet	Lease Expiration
Principal executive and corporate office, product development and marketing	Campbell, CA(1)	29,767	2013
Principal executive and corporate office, product development and marketing	San Jose, CA	32,405	2018
Sales, engineering, finance, legal and human resources	Westlake Village, CA	76,048	2016
Sales, engineering, product development and marketing	Richmond, Canada	67,229	2014
Operations and customer service center	Scottsdale, AZ	46,182	2019
Datacenter	Phoenix, AZ	8,114	2017
Sales office	Manhattan, NY	700	2013
Sales and engineering	Morgantown, WV	3,704	2016
Sales office	Alexandria, VA	2,250	2014

(1)
The Campbell, CA lease expires on February 28, 2013.

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

        On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (the "Sarkisian case"), Real Estate Alliance, Limited ("REAL"), moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of ours who had purchased enhanced listings from us. The U.S. District Court in the Sarkisian case denied REAL's motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California's determination in the Move California Action (see below) of whether our web sites infringe the REAL patents.

        On April 3, 2007, in response to REAL's attempt to certify our customers as a class of defendants in the Sarkisian case, we filed a complaint in the U.S. District Court for the Central District of California (the "District Court") against REAL and its licensing agent (the "Move California Action") seeking a declaratory judgment that we do not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (the "REAL patents"), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied our allegations, and asserted counterclaims against us for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys' fees and pre- and post-judgment interest. On March 11, 2008, REAL filed a separate suit in the District Court (the "REAL California Action") alleging infringement of the REAL patents against the NAR and the National Association of Home Builders (the "NAHB") as individual defendants, as well as various brokers including RE/Max International ("RE/Max"), agents, MLSs, new home builders, rental property owners, and technology companies. We are not named as a defendant in the REAL California Action; however, we are defending the NAR, the NAHB and RE/Max. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, the NAR and the NAHB. Phase 2 will address REAL's infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

        On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement. In July 2010, REAL appealed the District Court's claim construction with the Federal Circuit Court of Appeals (the "Circuit Court"). On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

        On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting our motion for summary judgment of non-infringement of the patent. On March 27, 2012, REAL appealed the District Court's summary judgment order. On January 7, 2013, the Circuit Court heard the parties' oral arguments but has not issued its opinion. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of these cases.

        In March 2010, Smarter Agent, LLC ("Smarter Agent") filed suit against Move, Inc., against our affiliate, RealSelect, Inc. ("RealSelect"), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that we and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 ("Patents in Suit") by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys' fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office ("PTO"). On September 30, 2010, we filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an initial office action rejecting all claims in the Patents in Suit. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of this case.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

        Our common stock, $0.001 par value, is traded on the NASDAQ Global Select Market under the symbol "MOVE." At the close of business on November 18, 2011, we effected a 1-for-4 reverse split of our common stock, which was previously approved by our stockholders. The following table shows the high and low sale prices of the common stock as reported by NASDAQ for the periods indicated. All amounts in the table have been adjusted to give effect to the reverse stock split.

	High	Low
2011
First Quarter	$11.04	$7.76
Second Quarter	9.88	7.24
Third Quarter	10.24	5.08
Fourth Quarter	7.85	4.05
2012
First Quarter	10.06	6.36
Second Quarter	9.99	7.84
Third Quarter	9.57	7.69
Fourth Quarter	8.86	6.92
2013
First Quarter (through February 14, 2013)	10.04	7.64

        As of February 14, 2013, there were approximately 2,227 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDENDS

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except with respect to our Series A Preferred Stock. We are obligated to pay an annual dividend of $0.08 on the one outstanding share of our Series A preferred stock held by the NAR. Prior to the redemption of the Series B Convertible Participating Preferred Stock ("Series B Preferred Stock"), we were obligated to pay a cash dividend of 3.5% per year of the original price paid per share, paid quarterly.

STOCK REPURCHASES

        In February 2011, our Board of Directors authorized a stock repurchase program. The program authorized, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $25.0 million. Under the program, we were authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program were dependant upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program were retired to constitute authorized but unissued shares of our common stock. We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the year ended December 31, 2012. From the inception of the program in February 2011 through December 31, 2012, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.

        The following table provides information regarding our purchases of our common stock during the year ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
				(In thousands)
01/1/2012–01/31/2012	9,958	$6.91	9,958	$15,310

        We did not repurchase any shares of our common stock subsequent to January 31, 2012. The authorization for this stock repurchase program expired on February 10, 2013.

RECENT SALES OF UNREGISTERED SECURITIES

        There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2012 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the period beginning December 31, 2007 through December 31, 2012 during which our common stock has been registered under Section 12 of the Exchange Act, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the Morningstar Group Index (Internet Content and Information). The results reflected in the graph assume the investment of $100 on December 31, 2007 in our common stock and those indices and reinvestments of dividends by those companies that paid dividends. The information contained in this graph was prepared by Zacks Investment Research, Inc.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Move, Inc.	$100.00	$65.31	$67.77	$104.91	$64.49	$77.25
NASDAQ Composite-Total Returns	$100.00	$60.02	$87.25	$103.08	$102.27	$120.40
Morningstar Internet Content & Information	$100.00	$45.92	$88.49	$93.64	$91.55	$89.26

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

        You should read the following selected consolidated financial data together with the Consolidated Financial Statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

        The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited Consolidated Financial Statements not included in this Form 10-K. Our Consolidated Financial Statements for all periods presented reflect the classification of our Welcome Wagon and Homeplans divisions as discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$199,233	$191,724	$197,503	$212,009	$242,069
Cost of revenue(1)	41,413	40,369	43,119	48,498	46,041

Gross profit	157,820	151,355	154,384	163,511	196,028
Operating expenses:
Sales and marketing(1)	71,097	68,614	73,737	78,062	93,531
Product and web site development(1)	37,341	34,732	34,320	27,832	26,342
General and administrative(1)	42,360	40,467	42,657	64,944	77,571
Amortization of intangible assets	2,275	1,505	696	473	756
Restructuring charges	—	—	—	(1,192)	4,412
Impairment of long-lived assets	—	—	—	—	1,670
Litigation settlements	—	—	—	4,863	—

Total operating expenses	153,073	145,318	151,410	174,982	204,282
Operating income (loss) from continuing operations	4,747	6,037	2,974	(11,471)	(8,254)
Interest (expense) income, net	(6)	51	910	847	5,687
Earnings of unconsolidated joint venture	1,192	985	1,017	149	—
Impairment of auction rate securities	—	—	(19,559)	—	—
Other income (expense), net	89	460	(967)	1,749	1,091

Income (loss) from continuing operations before income taxes	6,022	7,533	(15,625)	(8,726)	(1,476)
Income tax expense (benefit)	397	273	(153)	37	549

Income (loss) from continuing operations	5,625	7,260	(15,472)	(8,763)	(2,025)
Loss from discontinued operations(1)	—	—	—	(486)	(27,165)
Gain on disposition of discontinued operations	—	—	—	2,303	—

Net income (loss)	5,625	7,260	(15,472)	(6,946)	(29,190)
Convertible preferred stock dividend and related accretion	(942)	(4,069)	(5,383)	(5,244)	(5,108)

Net income (loss) applicable to common stockholders	$4,683	$3,191	$(20,855)	$(12,190)	$(34,298)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.12	$0.08	$(0.54)	$(0.37)	$(0.19)
Discontinued operations	—	—	—	0.05	(0.72)

Basic income (loss) per share applicable to common stockholders	$0.12	$0.08	$(0.54)	$(0.32)	$(0.90)

Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.12	$0.08	$(0.54)	$(0.37)	$(0.19)
Discontinued operations	—	—	—	0.05	(0.72)

Diluted income (loss) per share applicable to common stockholders	$0.12	$0.08	$(0.54)	$(0.32)	$(0.90)

Shares used in calculation of income (loss) per share
Basic	38,705	39,114	38,880	38,342	37,988

Diluted	39,721	39,928	38,880	38,342	37,388

(1)
The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of revenue	$268	$221	$175	$181	$144
Sales and marketing	1,962	1,351	1,598	1,736	758
Product and web site development	1,938	1,176	1,616	687	566
General and administrative	4,104	3,159	3,901	14,998	10,857

Total from continuing operations	8,272	5,907	7,290	17,602	12,325
Total from discontinued operations	—	—	—	64	135

Total stock-based compensation and charges	$8,272	$5,907	$7,290	$17,666	$12,460

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and short-term investments	$27,122	$87,579	$158,517	$106,487	$108,935
Total assets	136,869	164,921	239,018	291,295	292,007
Obligation under capital lease	—	—	—	—	339
Series B convertible preferred stock	—	48,555	116,564	111,541	106,297
Total stockholders' equity	98,010	82,660	82,774	74,197	67,839

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our audited Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. The Company's results of operations discussed below are presented in conformity with U.S. generally accepted accounting principles ("GAAP").

OVERVIEW

Our History

        We were incorporated in 1993 under the name of InfoTouch Corporation with the objective of establishing an interactive network of real estate "kiosks" for consumers to search for homes. In 1996, we began to develop the technology to build and operate real estate related Internet sites. In 1996, we entered into a series of agreements with the NAR and several investors and transferred technology and assets to a newly-formed subsidiary, which ultimately became RealSelect, Inc. RealSelect, Inc. in turn entered into a number of formation agreements with, and issued cash and common stock representing a 15% ownership interest in RealSelect, Inc. to, the NAR in exchange for the rights to operate the REALTOR.com® web site and pursue commercial opportunities relating to the listing of real estate on the Internet. Substantially all of the NAR's ownership interest in RealSelect, Inc. was exchanged for stock in a new parent company, Homestore.com, Inc., in August 1999. Our initial operating activities primarily consisted of recruiting personnel, developing our web site content and raising our initial capital and we began actively marketing our advertising products and services to real estate professionals in January 1997. We changed our name to Homestore, Inc. in May 2002 and to Move, Inc. in June 2006.

Our Business

        We operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking the online information and connections they need regarding real estate. Our consumer web sites are REALTOR.com®, Move.com and Moving.comTM. We also provide lead management software and marketing services for real estate agents and brokers through our Top Producer® and TigerLead® businesses. Through our ListHubTM business, we are also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents.

        With REALTOR.com® as our flagship web site and brand, we are the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move's purpose is to help people love where they live. To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

        Through the collection of assets we have developed over nearly 20 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

        We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through REALTOR.com®, consumers have access to over 94 million properties across the U.S. as well as properties for sale from another 32 countries worldwide. Our for-sale listing content, comprising over 4 million properties as of December 31, 2012, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline. Through REALTOR.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S. We source this content directly from our relationships with more than 800 MLSs across the country, which represents nearly all MLSs, with approximately 90% of the listings updated every 15 minutes and the remaining listings updated daily.

        REALTOR.com®'s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. More than 22 million users, viewing an average of over 390 million pages and spending an average of over 325 million minutes on the REALTOR.com® web site each month over the last twelve-month period, interact with over 400,000 real estate professionals on REALTOR.com® and our mobile applications. We delivered approximately 60% more connections between our consumers and real estate professionals during the year ended December 31, 2012, as compared to the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

        In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals. Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals, who are both customers of our business and suppliers of much of our property content. We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources. Through REALTOR.com® and ListHubTM, we aggregate, syndicate and display real estate listings across the web and on mobile applications. Part of the reason we have become the leading source for real estate listing content is that we work closely with, and respect the rights of, real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

        At the same time, we are committed to delivering valuable connections, advertising systems and productivity and lead management tools to real estate professionals, with the goal of helping to make them more successful. By combining REALTOR.com® advertising systems with the productivity and lead management tools offered through our Top Producer® and TigerLead® SaaS CRM products, we are able to help grow and enrich connections between our customers and consumers, and to help our customers better manage those connections in an effort to facilitate transactions and grow their business.

        Our dual focus on both the consumer and the real estate professional has helped us create and maintain REALTOR.com® as a distinct advantage in the online real estate space. For nearly 20 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and, as a result, have built relationships within the real estate industry that are both broad and deep. We expect this industry to continue to progress as new technologies are embraced and as consumers' needs and wants evolve. We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market. We aim to keep REALTOR.com® positioned to lead this transformation with consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

Products and Services

        Our products and services are broadly defined into two audience-driven groups: Consumer Advertising and Software and Services.

Consumer Advertising

        Our Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through our operation of REALTOR.com® and other consumer-facing web sites.

        Through our REALTOR.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers, in an effort to connect those advertisers with our consumer audience. We categorize the products and services available through REALTOR.com® as listing advertisements and non-listing advertisements. Listing advertisements are typically sold on a subscription basis. Pricing models for non-listing advertisements include CPM, CPC, cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

        We separately operate several other web sites providing multi-family rental, senior housing and moving-related content and services to our consumer audience. Through our Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and CPC. Through our Moving.comTM business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models.

        Our Consumer Advertising products represented approximately 81% of our overall revenues for fiscal years ended December 31, 2012, 2011 and 2010.

Software and Services

        Our Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

        Top Producer® and TigerLead® are our SaaS businesses providing productivity and lead management tools tailored to real estate agents. These businesses complement REALTOR.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals' ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products. The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated IDX web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.

        Additionally, through our TigerLead® business, we are able to provide expertise in real estate search engine marketing through sophisticated key word buying and a platform and model that grades each lead source and lead in order to deliver high quality intelligent leads to the agent or broker.

        ListHubTM syndicates for-sale listing information from MLSs or other reliable data sources, such as real estate brokerages, and distributes that content to an array of online web sites. Our ListHubTM product line allows participating web sites to display real property listings, and provides agents, brokers, franchises and MLSs the ability to obtain advanced performance reporting about their listings on the participating web sites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts. Advanced reporting products are sold on a monthly subscription basis.

        Our Software and Services products represented approximately 19% of our overall revenues for fiscal years ended December 31, 2012, 2011 and 2010.

Market and Economic Conditions

        In recent years, our business has been, and we expect may continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions. For a number of years prior to 2006, the U.S. residential real estate market experienced a period of hyper-sales rates and home price appreciation, fueled by the availability of low interest rates and flexible mortgage options for many consumers. During the latter half of 2006 and through 2008, lending standards were tightened, equity markets declined substantially, liquidity in general was impacted, unemployment rates rose and consumer spending declined. The combination of these factors materially impacted the U.S. housing market in the form of fewer home sales, lower home prices and accelerating delinquencies and foreclosures, all of which created a cycle that further exacerbated the housing market downturn.

        The effects on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market have bottomed out and have entered a recovery mode. During the fourth quarter of 2012, the nation saw a 12.9% reduction in the median age of inventory, as well as a year-over-year reduction in inventory of 7.5%. National median list prices were up significantly in the first half of 2012, but were effectively flat year-over-year for the fourth quarter of 2012 compared to the fourth quarter of 2011.

        Mortgage delinquency rates declined in 2012, meaning the percentage of people who have fallen behind on their mortgages declined. However, banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult. Unemployment rates declined in 2012; however, job and wage growth is still tepid. Therefore, we believe that market conditions could continue to impact spending by real estate professionals in the near term.

Acquisitions

        In the fourth quarter of 2012, we acquired certain assets and assumed certain liabilities of Relocation.com, LLC which operates an online marketplace that connects homebuyers and renters with moving and storage professionals and was a direct competitor to our Moving.comTM business. The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remaining $2.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date. The transaction with Relocation.com, LLC has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $11.5 million purchase price was allocated $3.2 million to definite-lived intangible assets, $3.2 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $5.0 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from two to six years, with the exception of $3.2 million in indefinite-lived domain names. The financial results of the acquired business are included in our Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

        In the third quarter of 2012, we entered into an agreement with Tiger Lead Solutions, LLC whereby we acquired substantially all of the operating assets of the TigerLead® business for a purchase price of $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure potential liabilities of Tiger Lead Solutions, LLC. In addition, we entered into employment agreements with members of TigerLead's senior management whereby we granted 273,420 restricted stock units with a grant date fair value of $2.2 million. These time-based restricted stock units will vest one year from the date of grant and would be forfeited in the event of termination by us for cause or voluntary resignation. TigerLead® provides an integrated set of internet marketing services and SaaS CRM tools to residential real estate professionals to generate, cultivate, and manage leads.

        The transaction with Tiger Lead Solutions, LLC has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $22.0 million purchase price was allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $9.1 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from six to nine years, with the exception of $0.9 million in indefinite-lived trade name and trademarks. The financial results of the acquired business are included in our Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

        In the third quarter of 2011, we acquired the assets of Peep.ly, LLC ("Social Bios"). The Social Bios assets include social media products that can compile and integrate a user's social networking profiles from various social media properties to build a web site landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user's social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition did not have a material impact on our consolidated financial position, results of operation or cash flows.

        In the third quarter of 2010, we acquired all of the outstanding shares of Threewide Corporation ("Threewide") for approximately $13.1 million in cash. Threewide was the operator of ListHubTM, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed based on their respective fair values.

Investment in Unconsolidated Joint Ventures

Mortgage Match

        In August 2010, we entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. We recorded our initial investment in the joint venture at $0.5 million, reflecting such cash payment. In addition, we entered into an Interim Services Agreement in August 2010 with the joint venture partner, under which we operated the MortgageMatch.com web site, performed various supporting services and received a fixed monthly fee.

        In July 2011, we and our joint venture partner decided to dissolve the joint venture and terminate the Interim Services Agreement. As a result of the dissolution, we received a distribution of $0.5 million which represented the refund of our initial investment. In addition, we incurred $0.6 million in costs related to the dissolution of the joint venture which are included in "General and administrative" within the Consolidated Statements of Operations for the year ended December 31, 2011.

Builders Digital Experience LLC

        In October 2009, along with Builder Homesite, Inc. ("BHI") we entered into an agreement to create Builders Digital Experience LLC ("BDX"), a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX operates the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. We made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. We recorded our initial investment in the joint venture at $6.5 million. The carrying value of the investment in BDX exceeded our proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily related to differences in the cash payments and carrying value of the net assets contributed by us and BHI upon the formation of the joint venture and represented goodwill.

        The Company accounts for its investments in BDX under the equity method of accounting. Under this method, we record our proportionate share of the joint venture's net income or loss based on the monthly financial statements of the joint venture. We record our proportionate share of net income or loss one month in arrears. Our proportionate share of earnings resulting from our investment in BDX was $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations.

        We received cash distributions of $2.0 million, $1.9 million and $1.0 million from BDX during the years ended December 31, 2012, 2011 and 2010, respectively. We apply the "cumulative earnings" approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in our Consolidated Statements of Cash Flows. All cash distributions received are deemed to be returns on our investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed our cumulative equity in earnings from our investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

Critical Accounting Policies, Estimates and Assumptions

        Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangibles and other long-lived assets, stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

        Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. We determine the selling price of our deliverables based on the following hierarchy: (1) vendor-specific objective evidence, if available; (2) third-party evidence, if vendor-specific objective evidence is not available; and (3) best estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenue and expense.

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

        We derive our revenue primarily from two product groups: (i) Consumer Advertising and (ii) Software and Services. We derive all of our revenue from our operations in North America. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

        Consumer Advertising—Revenue for our Consumer Advertising products are generated from the sale of online advertising for display on our consumer-facing web sites.

        Listing advertisements are typically sold on a fixed-fee subscription basis. Fixed-fee subscription revenue is recognized ratably over the period in which the services are provided. Pricing models for non-listing advertisements are impression-based and include CPM, CPC, cost-per-lead, cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies. The impression-based agreements range from spot purchases to 12-month contracts. The impression-based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue.

        Software and Services—Revenue for our Software and Services products are generated from the sale of our SaaS CRM products, search engine marketing and listing syndication and reporting.

        We license our SaaS CRM products on a monthly subscription basis. Our hosting arrangements require customers to pay a fixed fee and receive service over a period of time, generally one year. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts. Advanced reporting products are sold on a monthly subscription basis. Revenue for these products is recognized ratably over the service period.

        Pricing for our search engine marketing services is based upon a percentage of marketing spend each month and is recognized as revenue at the time services are delivered.

Allowance for Doubtful Accounts

        Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount to be reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, an additional reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us) our estimates of the recoverability of amounts due to us could be reduced or increased by a material amount. Actual results have historically been consistent with management's estimates.

Goodwill, Identifiable Intangible Assets and other Long-Lived Assets

        Goodwill and identifiable intangible assets have been recorded in connection with our various acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not amortized. We have both indefinite- and definite-lived intangibles. Definite-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2.0 to 15.5 years. We assess the impairment of goodwill, identifiable intangible assets and long-lived assets, which include property and equipment, on an annual basis during the fourth quarter and whenever an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value amount. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces as well as other factors.

        Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by our Chief Operating Decision Maker ("CODM"), our chief executive officer, for making operating decisions and assessing performance. We are aligned functionally with the management team focused and incentivized around the total company performance. The CODM is provided with reports that show our results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further reporting unit level. Therefore we test goodwill for impairment on a consolidated entity basis.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, we qualitatively evaluate, based on the weight of available evidence, the significance of all identified events and circumstances, including both positive and negative events, in their totality to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that the fair value of the reporting unit equals or exceeds the carrying value, it is not necessary to perform the quantitative assessment in that year. However, if the qualitative assessment indicated that the fair value of the reporting unit is less than its carrying value, it would be necessary for us to proceed with the two-step quantitative impairment test. When a quantitative assessment is necessary, we will first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        We also utilize a qualitative approach to test indefinite-lived intangible assets for impairment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, the fair value of the indefinite-lived intangible asset is calculated. Otherwise, it is not necessary to calculate the fair value of the asset in that year. If the carrying amount of the indefinite-lived intangible asset exceeds the fair value of that asset, an impairment loss would be recognized in an amount equal to the excess.

Stock-Based Compensation

        We recognize stock-based compensation at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is also required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of stock options granted was derived from an analysis of optionees' historical post-vest exercise behavior.

        If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We believe the accounting for stock-based compensation is a critical accounting policy because it requires the use of complex judgment in its application.

Segment Reporting

        Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by our CODM for making operating decisions and assessing performance. Our organizational structure is aligned functionally with the management team focused and incentivized around the total company performance. We do not provide the CODM with disaggregated data for decision making purposes and, as such, we have determined that only one segment exists.

Legal Contingencies

        We are currently involved in certain legal proceedings, as discussed in Note 22, "Commitments and Contingencies—Legal Proceedings" to our Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. For those matters where we have reached agreed-upon settlements, we have estimated the amount of those settlements and accrued the amount of the settlement in our financial statements. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

        We achieved positive net income for the years ended December 31, 2012 and 2011, but we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in Part I, Item 1A, "Risk Factors" of this Form 10-K.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$161,817	$155,559	$159,172
Software and services	37,416	36,165	38,331

Total revenue	199,233	191,724	197,503

Cost of revenue(1)	41,413	40,369	43,119

Gross profit	157,820	151,355	154,384
Operating expenses:
Sales and marketing(1)	71,097	68,614	73,737
Product and web site development(1)	37,341	34,732	34,320
General and administrative(1)	42,360	40,467	42,657
Amortization of intangible assets	2,275	1,505	696

Total operating expenses	153,073	145,318	151,410
Income from operations	4,747	6,037	2,974
Interest (expense) income, net	(6)	51	910
Earnings of unconsolidated joint venture	1,192	985	1,017
Impairment of auction rate securities	—	—	(19,559)
Other income (expense), net	89	460	(967)

Income (loss) before income taxes	6,022	7,533	(15,625)
Income tax expense (benefit)	397	273	(153)

Net income (loss)	5,625	7,260	(15,472)
Convertible preferred stock dividend and related accretion	(942)	(4,069)	(5,383)

Net income (loss) applicable to common stockholders	$4,683	$3,191	$(20,855)

(1)
The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of revenue	$268	$221	$175
Sales and marketing	1,962	1,351	1,598
Product and web site development	1,938	1,176	1,616
General and administrative	4,104	3,159	3,901

Total stock-based compensation and charges	$8,272	$5,907	$7,290

	Year Ended December 31,
	2012	2011	2010
As a Percentage of Revenue:
Revenue
Consumer advertising	81%	81%	81%
Software and services	19%	19%	19%

Total revenue	100%	100%	100%
Cost of revenue	21%	21%	22%

Gross profit	79%	79%	78%
Operating expenses:
Sales and marketing	36%	36%	37%
Product and web site development	19%	18%	17%
General and administrative	21%	21%	22%
Amortization of intangible assets	1%	1%	0%

Total operating expenses	77%	76%	76%
Income from operations	2%	3%	2%
Interest (expense) income, net	0%	0%	0%
Earnings of unconsolidated joint venture	1%	1%	1%
Impairment of auction rate securities	0%	0%	-10%
Other income (expense), net	0%	0%	-1%

Income (loss) before income taxes	3%	4%	-8%
Income tax expense (benefit)	0%	0%	0%

Net income (loss)	3%	4%	-8%
Convertible preferred stock dividend and related accretion	-1%	-2%	-3%

Net income (loss) applicable to common stockholders	2%	2%	-11%

For the Years Ended December 31, 2012 and 2011

Revenue

        Revenue increased $7.5 million, or 4%, to $199.2 million for the year ended December 31, 2012, compared to $191.7 million for the year ended December 31, 2011.

        Revenue attributable to our Consumer Advertising products increased $6.3 million, or 4%, to $161.8 million for the year ended December 31, 2012, compared to $155.6 million for the year ended December 31, 2011. The increase in revenue was primarily due to increases in listing advertisements in our REALTOR.com® business and to the introduction of our new Co-BrokeTM product and our PreQualplus product, along with increases from our Relocation.com acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).

        Revenue for our Software and Services products increased $1.3 million, or 3%, to $37.4 million for the year ended December 31, 2012, compared to $36.2 million for the year ended December 31, 2011. The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

        Cost of revenue increased $1.0 million, or 3%, to $41.4 million for the year ended December 31, 2012, compared to $40.4 million for the year ended December 31, 2011. The increase was primarily due to a $2.1 million increase in lead acquisition costs primarily attributable to the new TigerLead® and Relocation.com acquisitions along with a $0.5 million increase in consulting costs, partially offset by a $1.3 million decrease in personnel-related costs and a $0.3 million reduction in production and fulfillment costs due to reduced featured product revenue.

        Gross margin percentage remained consistent at 79% for the years ended December 31, 2012 and 2011 as the increase in revenue was equally offset by increased cost of revenue.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses increased $2.5 million, or 4%, to $71.1 million for the year ended December 31, 2012, compared to $68.6 million for the year ended December 31, 2011. As a result of the departure of certain sales management during the year ended December 31, 2012, we recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards and $0.7 million in severance costs. Additionally, there was a $0.6 million increase in software licensing fees, a $0.6 million increase in online distribution costs and a $0.4 million increase in consulting costs. These increases were partially offset by other cost decreases of $0.3 million.

        Product and Web Site Development.    Product and web site development expenses increased $2.6 million, or 8%, to $37.3 million for the year ended December 31, 2012, compared to $34.7 million for the year ended December 31, 2011. The increase was primarily due to increases in personnel-related costs and consulting costs as we continue to enhance our product offerings, including the redesign of our Realtor.com® web site and the expansion of our mobile applications.

        General and Administrative.    General and administrative expenses increased $1.9 million, or 5%, to $42.4 million for the year ended December 31, 2012, compared to $40.5 million for the year ended December 31, 2011. The increase was primarily due an increase in personnel-related costs of $2.6 million, including a $1.0 million increase in stock-based compensation, increased bad debt expense of $0.3 million primarily related to the bankruptcy of one of our customers, a $0.3 million increase in common area maintenance charges related to our leased facilities and other cost increases of $0.1 million. These increases were partially offset by a decrease in outside legal fees of $0.8 million and one-time joint venture dissolution costs of $0.6 million incurred in 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets increased $0.8 million to $2.3 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011. This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012.

        Stock-Based Compensation and Charges.    The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2012	2011
Cost of revenue	$268	$221
Sales and marketing	1,962	1,351
Product and web site development	1,938	1,176
General and administrative	4,104	3,159

Total	$8,272	$5,907

        Stock-based compensation and charges increased $2.4 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the grants of restricted stock units to TigerLead® senior management pursuant to their employment agreements in connection with the acquisition, acceleration of vesting of certain outstanding stock option and restricted stock awards, and new grants of restricted stock units and stock option awards.

Other Income, Net

        Net other income of $0.1 million for the year ended December 31, 2012, was primarily attributable to other income from the sale of certain investments, partially offset by fluctuations in foreign exchange rates and losses on the sales of fixed assets. Net other income of $0.5 million for the year ended December 31, 2011, primarily consisted of a gain on sale of certain investments, partially offset by losses attributable to fluctuations in foreign exchange rates and losses on the sales of fixed assets.

Income Taxes

        As a result of historical net operating losses, we have generally not recorded a provision for income taxes. However, we recorded certain indefinite-lived intangible assets as part of the purchase accounting for acquisitions, which creates amortization that is being recorded for tax purposes but not for book purposes. During the years ended December 31, 2012 and 2011, we recorded income tax expense of $0.4 million and $0.3 million, respectively, which includes a deferred tax provision related to amortization of the indefinite-lived intangible assets and state income taxes.

For the Years Ended December 31, 2011 and 2010

Revenue

        Revenue decreased $5.8 million, or 3%, to $191.7 million for the year ended December 31, 2011, compared to $197.5 million for the year ended December 31, 2010.

        Revenue attributable to our Consumer Advertising products decreased $3.6 million, or 2%, to $155.6 million for the year ended December 31, 2011, from $159.2 million for the year ended December 31, 2010. The decrease in revenue was primarily due to declines in our Rentals products and featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist), partially offset by increased revenues attributable to new product introductions, including our PreQualplus product.

        Revenue for our Software and Services products decreased $2.2 million, or 6%, to $36.2 million for the year ended December 31, 2011, from $38.3 million for the year ended December 31, 2010. The decrease in revenue was primarily due to a decline in our Top Producer® product suite attributable to a decline in our CRM subscriber base, which was a result of reduced spending by real estate professionals, partially offset by revenue increases due to new product introductions associated with ListHubTM.

Cost of Revenue

        Cost of revenue decreased $2.7 million, or 6%, to $40.4 million for the year ended December 31, 2011, compared to $43.1 million for the year ended December 31, 2010. The decrease was primarily due to decreased production and fulfillment costs associated with our featured products of $1.3 million resulting from improved self-service templates for our customers, a decrease in personnel-related costs of $1.0 million, a decrease in royalties of $0.7 million and credit card processing fees of $0.5 million due to reduced revenues and a decrease in depreciation expense of $0.7 million, partially offset by a $1.3 million increase in technology licensing fees related to new online functionality and other cost increases of $0.2 million.

        Gross margin percentage increased to 79% for the year ended December 31, 2011, compared to 78% for the year ended December 31, 2010, due to the decreased costs described above.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased $5.1 million, or 7%, to $68.6 million for the year ended December 31, 2011, compared to $73.7 million for the year ended December 31, 2010. The decrease was primarily due to a $4.1 million decrease in personnel-related costs directly related to reduced revenues, a $1.4 million decrease in marketing and tradeshow expenses and a decrease in online distribution costs of $0.7 million, partially offset by a $0.6 million increase in software licensing costs, a $0.3 million increase in consulting costs and other cost increases of $0.2 million.

        Product and Web Site Development.    Product and web site development expenses increased $0.4 million, or 1%, to $34.7 million for the year ended December 31, 2011, compared to $34.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in personnel-related costs of $2.3 million partially offset by decreased consulting costs of $1.9 million. The continued increase in product and web site development cost is a result of incremental investments in our new technology platforms and mobile applications.

        General and Administrative.    General and administrative expenses decreased $2.2 million, or 5%, to $40.5 million for the year ended December 31, 2011, compared to $42.7 million for the year ended December 31, 2010. The decrease was primarily due to reduced personnel-related costs of $1.9 million, reduced facilities-related costs of $0.7 million, reduced training costs of $0.3 million and other cost reductions of $0.3 million, partially offset by an increase due to joint venture dissolution costs of $0.6 million and increased legal costs of $0.4 million.

        Amortization of Intangible Assets.    Amortization of intangible assets increased $0.8 million to $1.5 million for the year ended December 31, 2011, compared to $0.7 million for the year ended December 31, 2010. The increase was due to the amortization of intangible assets that were acquired in the fourth quarter of 2010 and during the year ended December 31, 2011.

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

        Stock-based compensation and charges decreased $1.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the reversal of expense recognized for restricted stock awards and restricted stock units forfeited or not expected to vest during the year ended December 31, 2011, and fewer options being granted.

Interest Income, Net

        Net interest income decreased $0.9 million to less than $0.1 million for the year ended December 31, 2011, compared to $1.0 million for the year ended December 31, 2010, primarily due to reductions in our cash and cash equivalent balances, as well as higher interest rates that were earned in 2010 on our auction rate securities ("ARS") prior to selling the portfolio in April 2010.

Impairment of Auction Rate Securities

        In April 2010, we completed the sale of our entire portfolio of ARS for $109.8 million (par value $129.4 million) to a broker in the secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded for the year ended December 31, 2010.

Other Income (Expense), Net

        Net other income of $0.5 million for the year ended December 31, 2011, consisted primarily of gains on sale of certain investments. Net other expense of $1.0 million for the year ended December 31, 2010, consisted primarily of the transaction fees associated with the sale of our portfolio of ARS.

Income Taxes

        We recorded an income tax expense of $0.3 million for the year ended December 31, 2011, and we recorded a tax benefit of $0.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, we recorded a deferred tax provision of $0.2 million related to amortization of certain indefinite-lived intangible assets and a current state tax expense of $0.1 million. For the year ended December 31, 2010, the Company recorded an income tax benefit of $0.3 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination, partially offset by $0.1 million of state income tax expenses and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities of $29.1 million for the year ended December 31, 2012, was attributable to net income of $5.6 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $19.4 million, a $1.2 million cash distribution representing a return on our investment in an unconsolidated joint venture and a $2.9 million change in operating assets and liabilities.

        Net cash provided by operating activities of $17.6 million for the year ended December 31, 2011, was attributable to net income of $7.3 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating $16.0 million, and a $1.2 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $6.9 million change in operating assets and liabilities.

        Net cash used in investing activities of $42.0 million for the year ended December 31, 2012, was primarily attributable to the acquisitions, net of cash acquired, of $31.7 million and capital expenditures of $11.0 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.8 million.

        Net cash used in investing activities of $7.3 million for the year ended December 31, 2011, was primarily attributable to capital expenditures of $8.1 million and acquisitions, net of cash acquired, of $0.5 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.8 million and proceeds from the dissolution of our mortgage joint venture of $0.5 million.

        Net cash used in financing activities of $47.6 million for the year ended December 31, 2012, was primarily attributable to the redemption of the balance of the Series B Preferred Stock for $49.0 million, payments of dividends on our Series B Preferred Stock of $0.9 million, tax withholdings related to net share settlements of restricted stock awards of $0.6 million and repurchases of common stock and principal payments on loan payable totaling $0.2 million, partially offset by proceeds from the exercise of stock options of $3.1 million.

        Net cash used in financing activities of $81.2 million for the year ended December 31, 2011, was primarily attributable to the redemption of a portion of the Series B Preferred Stock for $70.0 million, repurchases of the Company's common stock of $9.6 million, payments of dividends on our Series B Preferred Stock of $2.0 million, tax withholdings related to net share settlements of restricted stock awards of $0.3 million and principal payments on loan payable of $0.1 million, partially offset by cash proceeds from the exercise of stock options of $0.8 million.

        We have generated positive operating cash flows in each of the last three fiscal years. We believe that our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

        In February 2011, our Board of Directors authorized a stock repurchase program. The program authorized, in one or more transactions taking place during a two-year period, the repurchase of our outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, we were authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this program were dependent upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the program were retired to constitute authorized but unissued shares of our common stock. We repurchased 9,958 shares of our outstanding common stock in the open market for approximately $0.1 million during the year ended December 31, 2012. As of December 31, 2012, we had repurchased 1,493,127 shares of our common stock for an aggregate purchase price of $9.7 million. This authorization expired in February 2013.

        We are party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At December 31, 2012 and 2011, we had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among financial and other covenants, the revolving line of credit agreement provides that we must: maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of $17.0 million on a twelve-month rolling basis. The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, property and equipment and general intangibles it now or subsequently owns. In addition, we have pledged the capital stock of our current and future subsidiaries as further collateral for the revolving line of credit. We were in compliance with these covenants as of December 31, 2012.

        Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Our contractual obligations as of December 31, 2012, are as follows (in thousands):

	Payments Due by Period
	Total Payments Due	Due in One Year or Less	Due in One to Three Years	Due in Three to Five Years	Due in Over Five Years
Operating lease obligations	$22,944	$5,106	$9,464	$5,930	$2,444
Other purchase obligations	12,746	4,113	4,316	4,317	—

Total	$35,690	$9,219	$13,780	$10,247	$2,444

        Other purchase obligations represent payments required under our operating agreement with the NAR and agreements with various other web service and content providers. Obligations for the years ending 2013 and beyond under the NAR operating agreement are calculated based on amounts paid in 2012 adjusted for the Annual Consumer Price Index for the period ending December 2012. Obligations disclosed above for the NAR operating agreement and one of the content agreements only include estimated payments over the next five years as these agreements have an indefinite term.

        We also have commitments of $2.4 million to purchase property, plant and equipment and software maintenance as of December 31, 2012.

        Additionally, $1.0 million of the remaining purchase price related to the acquisition of Relocation.com (see Note 3, "Acquisitions") was recorded in "Other noncurrent liabilities" within our Consolidated Balance Sheets as of December 31, 2012.

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

RECENT ACCOUNTING DEVELOPMENTS

        See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. At this time we have not withdrawn any funds under our revolving line of credit and therefore do not have any material interest rate risk. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing our surplus cash only in government treasury bills.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Move, Inc.

        We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2013

MOVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$27,122	$87,579
Accounts receivable, net of allowance for doubtful accounts of $429 and $524 at December 31, 2012 and 2011, respectively	11,759	11,719
Other current assets	7,215	7,086

Total current assets	46,096	106,384
Property and equipment, net	21,975	20,487
Investment in unconsolidated joint venture	4,924	5,711
Goodwill, net	38,560	24,450
Intangible assets, net	24,444	7,319
Other assets	870	570

Total assets	$136,869	$164,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,741	$5,851
Accrued expenses	20,512	14,782
Deferred revenue	8,520	9,809

Total current liabilities	33,773	30,442
Other noncurrent liabilities	5,086	3,264

Total liabilities	38,859	33,706
Commitments and contingencies (Note 22)
Series B convertible preferred stock, 0 and 49,044 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	48,555
Stockholders' Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 125,000 shares authorized, 39,348 and 38,682 shares issued and outstanding at December 31, 2012 and 2011, respectively	39	39
Additional paid-in capital	2,132,189	2,121,483
Accumulated other comprehensive income	219	258
Accumulated deficit	(2,034,437)	(2,039,120)

Total stockholders' equity	98,010	82,660

Total liabilities and stockholders' equity	$136,869	$164,921

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$199,233	$191,724	$197,503
Cost of revenue	41,413	40,369	43,119

Gross profit	157,820	151,355	154,384
Operating expenses:
Sales and marketing	71,097	68,614	73,737
Product and web site development	37,341	34,732	34,320
General and administrative	42,360	40,467	42,657
Amortization of intangible assets	2,275	1,505	696

Total operating expenses	153,073	145,318	151,410
Income from operations	4,747	6,037	2,974
Interest (expense) income, net	(6)	51	910
Earnings of unconsolidated joint venture	1,192	985	1,017
Impairment of auction rate securities	—	—	(19,559)
Other income (expense), net	89	460	(967)

Income (loss) before income taxes	6,022	7,533	(15,625)
Income tax expense (benefit)	397	273	(153)

Net income (loss)	5,625	7,260	(15,472)
Convertible preferred stock dividend and related accretion	(942)	(4,069)	(5,383)

Net income (loss) applicable to common stockholders	$4,683	$3,191	$(20,855)

Basic income (loss) per share applicable to common stockholders	$0.12	$0.08	$(0.54)

Diluted income (loss) per share applicable to common stockholders	$0.12	$0.08	$(0.54)

Shares used in calculation of income (loss) per share applicable to common stockholders:
Basic	38,705	39,114	38,880

Diluted	39,721	39,928	38,880

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income (loss)	$5,625	$7,260	$(15,472)
Reclassification of unrealized loss on auction rate securities	—	—	17,600
Unrealized loss on marketable securities	—	—	(3)
Foreign currency translation loss	(39)	(114)	(109)

Comprehensive income	$5,586	$7,146	$2,016

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Series A Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	—	$—	38,930	$39	$2,112,730	$(17,116)	$(2,021,456)	$74,197

Net loss	—	—	—	—	—	—	(15,472)	(15,472)
Other comprehensive income	—	—	—	—	—	17,488	—	17,488
Issuance of common stock under exercise of stock options	—	—	683	1	4,751	—	—	4,752
Issuance of restricted stock	—	—	41	—	—	—	—	—
Forfeitures of restricted stock	—	—	(17)	—	—	—	—	—
Restricted stock surrendered for employee tax liability	—	—	(11)	—	(98)	—	—	(98)
Stock-based compensation and charges	—	—	—	—	7,290	—	—	7,290
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(5,383)	(5,383)

Balance at December 31, 2010	—	$—	39,626	$40	$2,124,673	$372	$(2,042,311)	$82,774

Net income	—	—	—	—	—	—	7,260	7,260
Other comprehensive income	—	—	—	—	—	(114)	—	(114)
Issuance of common stock under exercise of stock options	—	—	148	—	834	—	—	834
Issuance of restricted stock	—	—	428	—	—	—	—	—
Forfeitures of restricted stock	—	—	(1)	—	—	—	—	—
Common stock repurchases	—	—	(1,483)	(1)	(9,619)	—	—	(9,620)
Restricted stock surrendered for employee tax liability	—	—	(36)	—	(312)	—	—	(312)
Stock-based compensation and charges	—	—	—	—	5,907	—	—	5,907
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(4,069)	(4,069)

Balance at December 31, 2011	—	$—	38,682	$39	$2,121,483	$258	$(2,039,120)	$82,660

Net income	—	—	—	—	—	—	5,625	5,625
Other comprehensive income	—	—	—	—	—	(39)	—	(39)
Issuance of common stock under exercise of stock options	—	—	498	—	3,108	—	—	3,108
Issuance of restricted stock	—	—	255	—	—	—	—	—
Forfeitures of restricted stock	—	—	(2)	—	—	—	—	—
Common stock repurchases	—	—	(10)	—	(69)	—	—	(69)
Restricted stock surrendered for employee tax liability	—	—	(75)	—	(605)	—	—	(605)
Stock-based compensation and charges	—	—	—	—	8,272	—	—	8,272
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(942)	(942)

Balance at December 31, 2012	—	$—	39,348	$39	$2,132,189	$219	$(2,034,437)	$98,010

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,625	$7,260	$(15,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,551	9,393	10,077
Amortization of intangible assets	2,275	1,505	696
Provision for doubtful accounts	528	190	80
Stock-based compensation and charges	8,272	5,907	7,290
Impairment of auction rate securities	—	—	19,559
Loss on sales and disposals of assets	61	126	—
Earnings of unconsolidated joint venture	(1,192)	(985)	(1,017)
Return on investment in unconsolidated joint venture	1,192	1,152	1,000
Other noncash items	(74)	(88)	(210)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(422)	(2,229)	1,316
Other assets	(328)	1,292	3,254
Accounts payable and accrued expenses	5,047	(2,060)	(386)
Deferred revenue	(1,435)	(3,880)	(2,490)

Net cash provided by operating activities	29,100	17,583	23,697

Cash flows from investing activities:
Proceeds from the sale of auction rate securities	—	—	109,841
Proceeds from the sale of marketable equity securities	—	—	14
Purchases of property and equipment	(11,025)	(8,099)	(10,732)
Proceeds from sale of assets	9	—	—
Acquisitions, net of cash acquired	(31,725)	(500)	(12,371)
Investment in joint venture	—	—	(499)
Proceeds from dissolution of joint venture	—	499	—
Return of investment in unconsolidated joint venture	787	788	—
Principal payments on notes receivable	—	—	1,000

Net cash (used in) provided by investing activities	(41,954)	(7,312)	87,253

Cash flows from financing activities:
Restricted cash	—	—	462
Proceeds from line of credit	—	—	64,700
Gross principal payments on line of credit	—	—	(129,330)
Proceeds from loan payable	—	—	316
Principal payments on loan payable	(111)	(103)	(82)
Redemption of convertible preferred stock	(49,044)	(70,000)	—
Payment of dividends on convertible preferred stock	(882)	(2,008)	—
Proceeds from exercise of stock options	3,108	834	4,752
Tax payment related to net share settlements of restricted stock awards	(605)	(312)	(98)
Repurchases of common stock	(69)	(9,620)	—

Net cash used in financing activities	(47,603)	(81,209)	(59,280)

Change in cash and cash equivalents	(60,457)	(70,938)	51,670

Cash and cash equivalents, beginning of period	87,579	158,517	106,847

Cash and cash equivalents, end of period	$27,122	$87,579	$158,517

The accompanying notes are an integral part of these consolidated financial statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

        Move, Inc. and its subsidiaries (the "Company" or "Move") operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking online information and connections needed regarding real estate. The Company's flagship consumer web sites are REALTOR.com®, Move.com and Moving.comTM. The Company also supplies lead management software and marketing services for real estate agents and brokers through its Top Producer® and TigerLead® businesses. Through its ListHubTM business, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises, and individual agents.

2.     Summary of Significant Accounting Policies

        Principles of Consolidation and Basis of Presentation—The accompanying financial statements are consolidated and include the financial statements of Move, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting. The investment balance is included in "Investment in unconsolidated joint venture" within the Consolidated Balance Sheets and the Company's share of the investees' results of operations is included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations.

        The Company has evaluated all subsequent events through the date the financial statements were issued.

        Adjustments to Statements of Cash Flows—Certain adjustments have been made to the prior year Consolidated Statement of Cash Flows to conform to the current year presentation. These adjustments have the effect of increasing cash flows from operating activities (i.e., returns on investment) and decreasing cash flows from investing activities (i.e., returns of investment).

        During the year ended December 31, 2012, the Company identified immaterial errors in the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, related to the classification of cash distributions that represented returns on its investment in an unconsolidated joint venture as cash flows from investing activities. The Company has analyzed and apportioned the total cash distributions received associated with its investment in an unconsolidated joint venture utilizing the "cumulative earnings" approach to properly apportion the cash distributions received between returns on investment and returns of investment for purposes of classification in its Consolidated Statements of Cash Flows. All cash distributions received were deemed to be returns on the Company's investment in the unconsolidated joint venture and were classified as operating cash flows, unless the cumulative cash distributions exceeded the Company's cumulative equity in earnings from its investment in the joint venture, in which case the excess cash distributions were deemed to be returns of the investment and classified as investing cash flows. Based on a quantitative and qualitative analysis of the errors in prior financial statements as required by authoritative guidance, the Company concluded that such errors had, and such apportionment adjustments would have, no material impact on any of the Company's previously issued financial statements and had no effect on the trend of financial results. Accordingly, the Company has elected to present revised information pertaining to cash flows from operating and investing activities for the years ended December 31, 2011 and 2010, as described below.

        For the year ended December 31, 2011, cash distributions representing a return on investment were $1.2 million. Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities from $16.4 million to $17.6 million and increasing previously reported cash used in investing activities from $6.2 million to $7.3 million for 2011. For the year ended December 31, 2010, cash distributions representing a return on investment were $1.0 million. Adjustment of such amount has the effect of increasing previously reported cash provided by operating activities from $22.7 million to $23.7 million and reducing previously reported cash provided by investing activities from $88.3 million to $87.3 million for 2010.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal contingencies, income taxes, revenue recognition, stock-based compensation, the fair value of investments and the recoverability of goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

        Fair Value—The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

  •
  Level 3 inputs are unobservable inputs that reflect the entity's own assumptions in pricing the asset or liability (used when little or no market data is available).

        The Company's financial instruments, including cash, accounts receivable, accounts payable, and line of credit are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

        Prepaid Commissions—The Company prepays commissions to certain of its salespersons on the contract sale date and expenses the commission consistent with the revenue recognition term.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer software and equipment and five years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Construction in progress is primarily related to computer hardware, software licenses and capitalized costs not yet deployed. Depreciation for these assets commences once they are placed in service. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations.

        Capitalized Development Costs—The Company capitalizes direct costs incurred in the development phase of software developed for internal use, web site development costs, and costs to develop its monthly subscription software products ("capitalized development costs"). The Company only capitalizes direct costs if there is new functionality being developed and the expected life is greater than one year. As the Company is constantly enhancing its products and adding new functionality, a significant portion of its product and web site development costs are expensed as incurred. Additionally, costs related to design or maintenance is expensed as incurred. The Company had $19.1 million and $16.5 million of capitalized development costs and $14.0 million and $12.4 million of accumulated amortization included in "Computer software and equipment" and "Construction in progress" which are components of "Property and equipment, net" within the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. The remaining unamortized cost of $5.1 million at December 31, 2012, primarily relates to software development for internal enterprise systems.

        Goodwill, Identifiable Intangible Assets and other Long-Lived Assets —Goodwill and identifiable intangible assets have been recorded in connection with the Company's various acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not amortized. The Company has both indefinite- and definite-lived intangibles. Definite-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2.0 to 15.5 years. The Company assesses the impairment of goodwill, identifiable intangible assets and long-lived assets, which include property and equipment, on an annual basis during the fourth quarter and whenever an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value amount. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces as well as other factors.

        Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by the Company's CODM for making operating decisions and assessing performance. The Company is aligned functionally with the management team focused and incentivized around the total company performance. The CODM is provided with reports that show the company's results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further reporting unit level. Therefore the Company tests goodwill for impairment on a consolidated entity basis.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, the Company qualitatively evaluates, based on the weight of available evidence, the significance of all identified events and circumstances, including both positive and negative events, in their totality to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that the fair value of the reporting unit equals or exceeds the carrying value, it is not necessary to perform the quantitative assessment in that year. However, if the qualitative assessment indicated that the fair value of the reporting unit is less than its carrying value, it would be necessary for the Company to proceed with the two-step quantitative impairment test. When a quantitative assessment is necessary, the Company will first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        The Company also utilizes a qualitative approach to test indefinite-lived intangible assets for impairment. It first performs a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, the fair value of the indefinite-lived intangible asset is calculated. Otherwise, it is not necessary to calculate the fair value of the asset in that year. If the carrying amount of the indefinite-lived intangible asset exceeds the fair value of that asset, an impairment loss would be recognized in an amount equal to the excess.

        Revenue Recognition—Revenues are recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. The Company determines the selling price of its deliverables based on the following hierarchy: (1) vendor-specific objective evidence, if available; (2) third-party evidence, if vendor-specific objective evidence is not available; and (3) best estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available. Where the fair value for an undelivered element cannot be determined, we defer revenue recognition for the delivered elements until the undelivered elements are delivered or the fair value is determinable. The Company evaluates whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenue and expense.

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

        The Company derives its revenue primarily from two product groups: (i) Consumer Advertising and (ii) Software and Services. The Company derives all of its revenue from its operations in North America. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

        Consumer Advertising—Revenue for the Company's Consumer Advertising products are generated from the sale of online advertising for display on its consumer-facing web sites.

        Listing advertisements are typically sold on a fixed-fee subscription basis. Fixed-fee subscription revenue is recognized ratably over the period in which the services are provided. Pricing models for non-listing advertisements are impression-based and include CPM, CPC, cost-per-lead, cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies. The impression-based agreements range from spot purchases to 12-month contracts. The impression-based revenue is recognized based upon actual impressions delivered and viewed by a user in a period. The Company measures performance related to advertising obligations on a monthly basis prior to the recording of revenue.

        Software and Services—Revenue for the Company's Software and Services products are generated from the sale of its SaaS CRM products, search engine marketing and listing syndication and reporting.

        The Company licenses its SaaS CRM products on a monthly subscription basis. The hosting arrangements for the products require customers to pay a fixed fee and receive service over a period of time, generally one year. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts. Advanced reporting products are sold on a monthly subscription basis. Revenue for these products is recognized ratably over the service period.

        Pricing for the Company's search engine marketing services is based upon a percentage of marketing spend each month and is recognized as revenue at the time services are delivered.

        Taxes Collected from Customers—The Company reports taxes collected from customers on a net presentation basis.

        Advertising Expense—Advertising costs, which consist primarily of online advertising, portal fees, keyword buys, email campaigns, and other trade advertising, are expensed as incurred and totaled $13.5 million, $13.1 million and $13.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        Stock-Based Compensation—The Company typically issues three types of stock-based awards to employees: restricted stock, restricted stock units and stock options. Compensation expense associated with restricted stock and restricted stock units is based upon the fair value of the common stock on the date of grant. Compensation expense associated with stock options granted to employees is based on the estimated grant date fair value method using the Black-Scholes valuation model. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

        For stock options granted to nonemployees, compensation expense is generally recognized over the vesting period of the award. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Sholes valuation model) is remeasured using the then-current fair value of the Company's common stock. Stock options granted by the Company to nonemployees typically vest over a four-year service period. The Company accounts for nonemployee grants as an expense over the vesting period of the underlying options.

        Income Taxes—Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

        The Company reports a liability, if applicable, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties, if any, related to unrecognized tax benefits, are recognized in income tax expense.

        Net Income (Loss) Per Share—Net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted-average number of common shares outstanding. Shares associated with stock options, restricted stock, restricted stock units and convertible preferred stock are not included to the extent they are antidilutive.

        Foreign Currency Translation—The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in comprehensive income.

        Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income consists of its reported net income or loss, the change in the foreign currency translation adjustments during a period and the net unrealized gains or losses on short- and long-term investments and marketable equity securities.

        Recent Accounting Developments—In June 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting standards update was effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company has elected to report comprehensive income in a separate but consecutive statement following its Consolidated Statements of Operations. The adoption of this accounting standards update did not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued an accounting standards update which allows entities to use a qualitative approach to test goodwill for impairment. This update permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update was effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting standards update did not have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued an accounting standards update which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. This update permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to calculate the fair value of the indefinite-lived intangible asset. Otherwise, it is not necessary to calculate the fair value of the asset in that year. This update will be effective for public companies for interim and annual impairment tests performed during fiscal years beginning after September 15, 2012, with early adoption permitted. The Company elected early adoption of this accounting standard during the year ended December 31, 2012. The adoption of this accounting standards update did not have a material impact on the Company's consolidated financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under evaluation by the various standard setting organizations and regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would have a material impact to the Company's consolidated financial statements.

3.     Acquisitions

        In the fourth quarter of 2012, the Company acquired certain assets and assumed certain liabilities of Relocation.com, LLC which operates an online marketplace that connects homebuyers and renters with moving and storage professionals. The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remaining $2.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date. The transaction with Relocation.com, LLC has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $11.5 million purchase price was allocated $3.2 million to definite-lived intangible assets, $3.2 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $5.0 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from two to six years, with the exception of $3.2 million in indefinite-lived domain names. The goodwill and indefinite-lived intangible assets of $8.2 million will be amortized over 15 years for tax purposes. At December 31, 2012, $1.0 million of the remaining $2.0 million purchase price, which is due on the first anniversary of the acquisition date, was recorded in "Accrued expenses" and the remaining $1.0 million, which is due on the second anniversary of the acquisition date, was recorded in "Other noncurrent liabilities" within the Consolidated Balance Sheets. The financial results of the acquired business are included in the Company's Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

        In the third quarter of 2012, the Company entered into an agreement with Tiger Lead Solutions, LLC whereby the Company acquired substantially all of the operating assets of the TigerLead® business for a purchase price of $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure potential liabilities of Tiger Lead Solutions, LLC. In addition, the Company entered into employment agreements with members of TigerLead's senior management whereby the Company granted 273,420 restricted stock units with a grant date fair value of $2.2 million. These time-based restricted stock units will vest one year from the date of grant and would be forfeited in the event of termination by the Company for cause or voluntary resignation. TigerLead® provides an integrated set of internet marketing services and SaaS CRM tools to residential real estate professionals to generate, cultivate, and manage leads.

        The transaction with Tiger Lead Solutions, LLC has been accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $22.0 million purchase price was allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets with the remaining $9.1 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from six to nine years, with the exception of $0.9 million in indefinite-lived trade name and trademarks. The goodwill and indefinite-lived intangible assets of $10.0 million will be amortized over 15 years for tax purposes. The financial results of the acquired business are included in the Company's Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

        In the third quarter of 2011, the Company acquired the assets of Social Bios. The Social Bios assets include social media products that can compile and integrate a user's social networking profiles from various social media properties to build a web site landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user's social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In the third quarter of 2010, the Company acquired all of the outstanding shares of Threewide for approximately $13.1 million in cash. Threewide was the operator of ListHubTM, an online real estate listing syndicator and provider of advanced performance reporting solutions for the purpose of helping to drive an effective online advertising program for brokers, real estate franchises and individual agents. The total purchase price has been allocated to the assets acquired, including intangible assets and liabilities assumed, based on their respective fair values. The $13.1 million purchase price was allocated $0.5 million to net tangible assets (which included $0.7 million of cash acquired), $5.1 million to intangible assets with estimated useful lives of five years, $0.5 million to indefinite-lived trade name and trademarks, with the remaining $7.0 million allocated to goodwill. In connection with the purchase accounting, the Company recorded a net deferred tax liability of $0.2 million associated with the indefinite-lived intangible assets and an income tax benefit of $0.3 million (see Note 21, "Income Taxes"), resulting in additional goodwill of $0.5 million being recorded. As of December 31, 2012 and 2011, the Company had goodwill of $7.5 million and net intangible assets of $3.3 million and $4.3 million, respectively, associated with the Threewide acquisition. The financial results of Threewide are included in the Company's Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

4.     Segment Information and Revenues by Product Category

        Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's CODM for making operating decisions and assessing performance. The Company is aligned functionally with the management team focused and incentivized around the total company performance. The CODM is provided with reports that show the company's results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further segment level. Based on this, the Company has determined that only one reportable segment exists.

        Within that single reporting segment, the Company categorizes its products and services into two audience-driven groups—Consumer Advertising and Software and Services. The Company's Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through its operation of REALTOR.com® and other consumer-facing web sites. The Company's Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

        The following table summarizes the Company's revenues by product category within its single reporting segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue
Consumer advertising	$161,817	$155,559	$159,172
Software and services	37,416	36,165	38,331

Total revenue	$199,233	$191,724	$197,503

5.     Investments in Unconsolidated Joint Ventures

Mortgage Match

        In August 2010, the Company entered into a joint venture agreement with a national mortgage banker d/b/a Mortgage Match and contributed an initial investment of $0.5 million in exchange for a 49.9% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $0.5 million, reflecting such cash payment. In addition, the Company entered into an Interim Services Agreement in August 2010 with the joint venture partner, under which the Company operated the MortgageMatch.com web site, performed various supporting services and received a fixed monthly fee.

        In July 2011, the Company and its joint venture partner decided to dissolve the joint venture and terminate the Interim Services Agreement. As a result of the dissolution, the Company received a distribution of $0.5 million which represented the refund of its initial investment. In addition, the Company incurred $0.6 million in costs related to the dissolution of the joint venture which are included in "General and administrative" within the Consolidated Statements of Operations for the year ended December 31, 2011.

Builders Digital Experience LLC

        In October 2009, along with BHI the Company entered into an agreement to create BDX, a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX operates the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. The Company made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $6.5 million. The carrying value of the investment in BDX exceeded the Company's proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily related to differences in the cash payments and carrying value of the net assets contributed by the Company and BHI upon the formation of the joint venture and represented goodwill.

        As of December 31, 2012 and 2011, the Company's interest in its unconsolidated joint venture, BDX, amounted to $4.9 million and $5.7 million, respectively, which was recorded in "Investment in unconsolidated joint venture" within the Consolidated Balance Sheets.

        The Company accounts for its investments in the joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture's net income or loss based on the monthly financial statements of the joint venture. The Company records its proportionate share of net income or loss one month in arrears. The Company's proportionate share of earnings resulting from its investment in unconsolidated joint venture was $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations.

        The Company received cash distributions of $2.0 million, $1.9 million and $1.0 million from BDX during the years ended December 31, 2012, 2011 and 2010, respectively. The Company applies the "cumulative earnings" approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in its Consolidated Statements of Cash Flows. All cash distributions received are deemed to be returns on the Company's investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed the Company's cumulative equity in earnings from its investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

6.     Impairment of Auction Rate Securities

        Prior to April 2010, the Company had long-term investments which consisted of high-grade, primarily AAA rated, student loan ARS issued by student loan funding organizations, which loans were 97% guaranteed under FFELP (Federal Family Education Loan Program). These ARS were intended to provide liquidity via an auction process that reset the interest rate, generally every 28 days, allowing investors to either roll over their holdings or sell them at par. In February 2008, auctions for the Company's investments in these securities failed to settle on their respective settlement dates. Consequently, the investments were not liquid and the Company was not going to be able to access these funds until a future auction of these investments was successful, the securities matured or a buyer was found outside of the auction process. Maturity dates for these ARS investments ranged from 2030 to 2047 with principal distributions occurring on certain securities prior to maturity.

        As of December 31, 2009, the Company had recorded a temporary loss related to the ARS of $17.6 million that was included in "Accumulated Other Comprehensive Income" within the Consolidated Balance Sheets. At a board meeting on March 24, 2010, the Board of Directors and Management discussed the recent passage of the Health Care Reform Bill that contained a provision eliminating FFELP, a significant change in student loan funding. In management's opinion, this change, along with other market factors, created additional uncertainty in the student loan auction rate securities market. As a result, the Board of Directors and Management changed its intent, which had been to hold these securities, and decided to sell the entire portfolio of ARS and, thereafter, the Company began to actively market the ARS for sale to third parties. The Company reviewed its potential investment impairments in accordance with Accounting Standards Codification ("ASC") 320 "Investment—Debt and Equity Securities" and the related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income (loss) component of stockholder's equity. An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statements of Operations and reduces net income or increases net loss for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the holder to hold the investment until maturity or its value recovers. Prior to March 24, 2010, the Company had not intended to sell, nor was it not more-likely-than-not that the Company would be required to sell before the recovery of its amortized cost basis and, as such, the loss was considered temporary. On March 24, 2010, as indicated above, the Company changed its intent to hold the ARS and, therefore, the impairment was reclassified to an other-than-temporary loss.

        In April 2010, the Company completed a sale of the entire portfolio of ARS for $109.8 million (par value of $129.4 million) to a broker in a secondary market. As a result of the sale, an other-than-temporary loss of $19.6 million was recorded in "Impairment of Auction Rate Securities" within the Consolidated Statements of Operations for the year ended December 31, 2010. Transaction costs of approximately $1.0 million associated with this transaction were recorded in "Other income (expense), net" within the Consolidated Statements of Operations for the year ended December 31, 2010.

7.     Fair Value Measurements

        As of December 31, 2012 and 2011, all of the Company's cash balances were held in unrestricted demand deposit accounts. The Company had no cash equivalents at either of those dates. Accordingly, no adjustments to fair value were necessary.

        Certain assets and liabilities are measured at fair value on a nonrecurring basis. That is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At December 31, 2012 and 2011, the Company had no significant nonfinancial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8.     Revolving Line of Credit

        The Company is party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013. At December 31, 2012 and 2011, the Company had no borrowings outstanding under the revolving line of credit. The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly. Additionally, there is a 0.5% annual fee payable if the Company's average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million. Among financial and other covenants, the revolving line of credit agreement provides that the Company must: maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents (of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted EBITDA of $17.0 million on a twelve-month rolling basis. The revolving line of credit is collateralized by the Company's cash deposits, accounts receivable, investments, property and equipment and general intangibles it now or subsequently owns. In addition, the Company has pledged the capital stock of its current and future subsidiaries as further collateral for the revolving line of credit.

        The Company was in compliance with these covenants as of December 31, 2012.

9.     Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Computer software and equipment	$66,068	$63,356
Furniture, fixtures and office equipment	2,658	2,602
Leasehold improvements	10,820	9,402
Construction in progress	1,385	1,516

Total	80,931	76,876
Less: accumulated depreciation and amortization	(58,956)	(56,389)

Property and equipment, net	$21,975	$20,487

        Depreciation expense was $9.6 million, $9.4 million and $10.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts include amortization of capitalized development costs of $1.6 million, $1.8 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, there were no assets purchased under capital leases.

10.   Goodwill and Other Intangible Assets

        Goodwill increased $14.1 million to $38.6 million as of December 31, 2012, from $24.5 million as of December 31, 2011, due to the Company's 2012 acquisitions discussed in Note 3 "Acquisitions." The Company had no accumulated impairment losses as of December 31, 2012 and 2011. The Company also had both indefinite- and definite-lived intangible assets at those dates. Indefinite-lived intangible assets consist of trade name and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements. The definitive-lived intangible assets are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets.

        Intangible assets and weighted-average amortization periods by category are as follows (in thousands):

		December 31,
		2012		2011
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trade names, trademarks, brand names, and domain names	5.2	$530	$521	$530	$520
Content syndication agreements	5.0	3,800	1,731	3,800	971
Purchased technology	5.9	8,600	1,983	1,900	1,250
Customer relationships	7.7	8,630	835	1,230	314
Other	9.7	3,403	2,079	3,028	2,644

Total definite-lived intangible assets		24,963	7,149	10,488	5,699

Trade names and trademarks		6,630	—	2,530	—

Total indefinite-lived intangible assets		6,630	—	2,530	—

Total intangible assets		$31,593	$7,149	$13,018	$5,699

        Amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $1.5 million and $0.7 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,	Amount
2013	$3,897
2014	3,685
2015	2,949
2016	2,035
2017	2,033

11.   Other Current Assets

        Other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Prepaid commissions	$4,220	$4,523
Other	2,995	2,563

Total	$7,215	$7,086

12.   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll and related benefits	$11,545	$8,797
Other	8,967	5,985

Total	$20,512	$14,782

13.   Related-party Transactions

        The Company makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also provided product development services to the NAR and recognized $0.8 million in revenues for the year ended December 31, 2011. The Company did not provide similar product development services in 2012 or 2010. As of December 31, 2012, the Company had a balance due to the NAR of $0.4 million, which is included in "Accrued liabilities" within the Consolidated Balance Sheets. As of December 31, 2011, the Company had a balance due to the NAR of $0.5 million, which is included in "Accounts payable" within the Consolidated Balance Sheets. Additionally, future commitments to the NAR are included within the summary of other commitments in Note 22, "Commitments and Contingencies."

14.   Stock Plans

        In June 2011, the Board of Directors adopted, and the stockholders approved, the Move Inc. 2011 Incentive Plan (the "2011 Plan"). The 2011 Plan reserved 5.2 million shares of common stock for future grants. The 2011 Plan contains a provision for an automatic increase in the number of shares available for grant, not to exceed 2.5 million, based on the number of shares underlying awards outstanding as of February 28, 2011, under prior plans that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. We renounced the granting of further awards under all previous stock plans as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011. As of December 31, 2012, shares available to grant pursuant to the 2011 Plan were increased by the maximum 2.5 million allowed in accordance with its terms. As of December 31, 2012, common stock available for future issuance under the 2011 Plan was 3.2 million shares.

        Prior to the adoption of the 2011 Plan, the Company's Board of Directors adopted various equity incentive plans (some of which were approved by the Company's stockholders), and in addition the Company assumed certain equity incentive plans in connection with various acquisitions (collectively, the "Predecessor Plans"). These Predecessor Plans provided for the issuance of either nonstatutory or both nonstatutory and incentive stock options in addition to other equity instruments to employees, officers, directors and consultants of the Company. These Predecessor Plans were superseded by the adoption of the 2011 Plan in June 2011. Consequently, there were no shares available for future issuance under these Predecessor Plans as of December 31, 2012 and 2011. Options outstanding pursuant to these plans were 5,141,695 and 8,122,198 as of December 31, 2012 and 2011, respectively, and the weighted-average exercise prices of those outstanding options were $10.90 and $10.44, respectively.

Stock-Based Compensation and Charges

        The Company recognizes stock-based compensation and charges in accordance with ASC 718 "Compensation—Stock Compensation." Compensation costs are recognized using a straight-line amortization method over the vesting period.

        The following chart summarizes the stock-based compensation and charges, associated with stock option, restricted stock and restricted stock unit grants to employees and nonemployees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$268	$221	$175
Sales and marketing	1,962	1,351	1,598
Product and web site development	1,938	1,176	1,616
General and administrative	4,104	3,159	3,901

Total stock-based compensation and charges	$8,272	$5,907	$7,290

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

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rates	0.59%–1.04%	0.83%–2.30%	1.13%–2.43%
Expected term (in years)	5.85	5.85	5.85
Dividend yield	0%	0%	0%
Expected volatility	75%	75%–80%	80%–85%

        The Company periodically evaluates its forfeiture rates and updates the rates it uses in the determination of its stock-based compensation expense. There were no changes to the forfeiture rates for the years ended December 31, 2012, 2011 and 2010.

        The following table is a summary of stock option activity as of December 31, 2012 and for the year then ended, including grants to nonemployees.

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	8,831	$10.21
Granted	1,235	8.07
Exercised	(498)	6.24
Forfeited	(2,568)	10.25

Outstanding at December 31, 2012	7,000	$10.10	5.1	$4,130

Exercisable at December 31, 2012	5,218	$10.82	3.8	$3,608

        A summary of stock options outstanding and exercisable at December 31, 2012, follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares (in thousands)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$2.24 to $6.08	1,508	$5.25	1,419	$5.22
$6.16 to $8.04	1,478	7.30	589	7.31
$8.20 to $8.93	1,467	8.67	1,012	8.63
$8.95 to $16.84	1,850	13.60	1,501	14.61
$17.28 to $25.52	697	20.19	697	20.19

	7,000	$10.10	5,218	$10.82

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $5.20, $5.34 and $5.08, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.4 million and $1.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

        As of December 31, 2012, there was $8.0 million of unrecognized compensation cost related to nonvested stock option awards granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

        The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director). During the year ended December 31, 2012, the Company granted 73,391 shares of restricted stock to the nonemployee members of its Board of Directors, which vest over three years. During the year ended December 31, 2011, the Company granted 7,500 shares of common stock to the Chairman of the Board of Directors which vested immediately. Additionally, during the years ended December 31, 2011 and 2010, the Company issued 32,729 and 34,775 shares of restricted stock, respectively, to its nonemployee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived such remuneration). These shares, subject to certain terms and restrictions, will cliff vest on the third anniversary of their issuance. The aggregate grant date fair value associated with the issuance of these shares was approximately $0.6 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is being recognized as stock-based charges over their respective vesting periods. During the year ended December 31, 2010, a member of the Board of Directors resigned and forfeited 16,597 shares of unvested restricted stock. Total cost recognized for restricted stock awards issued to the nonemployee members of its Board of Directors was approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company also grants restricted stock awards to certain executives and key employees. Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date. During the year ended December 31, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period. During the year ended December 31, 2011, the Company granted 438,350 shares with an aggregate grant date fair value of $3.3 million, which is being amortized over the respective vesting periods. The Company did not grant any restricted stock awards to employees during the year ended December 31, 2010. Costs recognized during the years ended December 31, 2012, 2011 and 2010, associated with these restricted stock awards, totaled $1.0 million, $0.3 million and $1.0 million, respectively.

        A summary of the Company's nonvested restricted stock award activity for the year ended December 31, 2012, is as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock awards at December 31, 2011	481	$7.74
Granted	173	7.42
Vested	(147)	7.81
Forfeited	(2)	5.80

Nonvested restricted stock awards at December 31, 2012	505	$7.62

        The aggregate fair value of restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $1.9 million and $1.4 million, respectively. As of December 31, 2012, there was $2.7 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 2.5 years.

Time-Vested Restricted Stock Units

        The Company also grants time-vested restricted stock units. Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant dates, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date. During the year ended December 31, 2012, the Company granted 941,365 restricted stock units with a grant date fair value of $7.9 million, which is being amortized over the four-year vesting period. In addition, there were 273,420 restricted stock units with a grant date fair value of $2.2 million provided to members of Tiger Lead Solution's senior management pursuant to employment agreements as described in Note 3, "Acquisitions," which will be amortized over a one-year vesting period. As of December 31, 2012, there were 1,092,170 nonvested restricted stock units outstanding with an aggregate grant date fair value of $9.0 million. The total cost recognized for time-vested restricted stock units was $1.7 million for the year ended December 31, 2012.

        A summary of the Company's nonvested time-vested restricted stock unit activity for the year ended December 31, 2012, is as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units at December 31, 2011	2	$5.80
Granted	1,215	8.25
Vested	(1)	5.80
Forfeited	(124)	7.81

Nonvested restricted stock units at December 31, 2012	1,092	$8.27

        As of December 31, 2012, there was $5.7 million of unrecognized compensation cost related to nonvested restricted stock units granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance-Based Restricted Stock Units

        The Company granted performance-based restricted stock units to executive and key employees in 2010 and 2009. These awards could have been earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the "Compensation Committee") relating to the Company's EBITDA for a specified fiscal year. The Board of Directors did not award any new performance-based restricted stock awards during the years ended December 31, 2012 and 2011. The Company recognized $0.7 million and $0.2 million in stock-based compensation costs related to performance-based restricted stock units during the years ended December 31, 2011 and 2010, respectively. There was no stock-based compensation associated with performance-based restricted stock units recognized during the year ended December 31, 2012.

        The aggregate fair value of performance-based restricted stock units that vested during the years ended December 31, 2011 and 2010 was $0.7 million and $0.2 million, respectively. There were no performance-based restricted stock units outstanding at December 31, 2012 or 2011.

15.   Series B Preferred Stock

        On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement ("Agreement") with Elevation Partners, L.P. and such affiliates as Elevation Partners, L.P. designated ("Elevation") to sell to Elevation 100,000 shares of its Series B Preferred Stock for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock are net of issuance costs of $5.9 million, and were classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company. The Company determined that due to those change of control provisions, the Series B Preferred Stock should be recorded on the Company's financial statements as though it consisted of two components: (i) convertible preferred stock (the "Host Contract") with a 3.5% annual dividend, and (ii) an embedded derivative (the "Embedded Derivative") which reflected the right of the holders of the Series B Preferred Stock to receive additional guaranteed dividends in the event of a change of control. The Series B Preferred Stock reported on the Company's consolidated balance sheet consists only of the value of the Host Contract (less issuance costs) plus the amount of accretion for issuance costs and accrued dividends. Such discount and issuance costs are being accreted over the life of the Series B Preferred Stock with such accretion being recorded as an increase to accumulated deficit. During each of the three years ended December 31, 2012, the Company recorded accretion of the discount and issuance costs of approximately $0.5 million, $2.0 million and $1.3 million, respectively. Due to the expiration of the change of control provisions as of November 30, 2010, there was no fair value associated with the Embedded Derivative as of December 31, 2011.

        The Series B Preferred Stock had an original aggregate liquidation preference of $100 million plus all accrued and unpaid dividends. The Series B Preferred Stock was convertible into the Company's common stock at a conversion price of $16.80 per share, subject to certain adjustments upon certain events. In February 2011, the Company reached an agreement with Elevation to redeem 70,000 shares of the Company's Series B Preferred Stock, at a total redemption price of $70.4 million, including approximately $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. As a result of the redemption, the Company accelerated a proportionate share of the unamortized discount resulting in an additional charge of $1.4 million for the year ended December 31, 2011. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the Company's outstanding Series B Preferred Stock and held approximately 49,044 shares of such stock as of December 31, 2011, which stock was held under the same terms as applied to the original purchase of Series B Preferred Stock.

        The Series B Preferred Stock paid a quarterly dividend of 3.5% per annum of the original price per share, which was payable in additional Series B Preferred Stock until November 29, 2010, after which such dividends were paid only in cash. As of December 31, 2011, the Company recorded a liability for dividends payable in cash of $0.4 million which is included in "Accrued expenses" within the Consolidated Balance Sheets.

        In March 2012, the Company elected to redeem all of the outstanding shares of the Company's Series B Preferred Stock, approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. In March 2012, the Company and Elevation agreed on certain timing and procedural matters to facilitate the redemption. As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B Preferred Stock of $0.4 million, which is included in "Convertible preferred stock dividend and related accretion" within the Consolidated Statements of Operations for the year ended December 31, 2012. The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012. As a result of the redemption, Elevation was no longer entitled to representation on the Company's Board of Directors. Accordingly, Fred D. Anderson resigned as a director of the Company effective April 6, 2012. Additionally, Roger B. McNamee, a Managing Partner of Elevation, did not stand for re-election to the Board at the 2012 Annual Meeting of Stockholders held on June 13, 2012, and ceased to be a director of the Company on that date.

        A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Net convertible preferred stock at December 31, 2009	$111,541
Accretion of discount	1,294
Dividends	3,729

Net convertible preferred stock at December 31, 2010	116,564
Accretion of discount	1,991
Partial redemption of convertible preferred stock	(70,000)

Net convertible preferred stock at December 31, 2011	48,555
Accretion of discount	489
Final redemption of convertible preferred stock	(49,044)

Net convertible preferred stock at December 31, 2012	$—

16.   Capitalization

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

Series A Preferred Stock

        As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2012 and 2011, one share of Series A Preferred Stock was issued and outstanding and held by the NAR. The holder of Series A Preferred Stock has the following rights:

        Voting—Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders' meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A Preferred Stock shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A Preferred Stock is entitled to elect one director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A Preferred Stock, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the Series A Preferred Stock. The provisions dealing with preferred stockholders' rights included in the Certificate of Incorporation may not be amended without the approval of the holder of the Series A Preferred Stock.

        Dividends—In each calendar year, the holder of the Series A Preferred Stock is entitled to receive, when, as and if declared by the Board, noncumulative dividends in an amount equal to $0.08 per share (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this section for the Series A Preferred Stock have been paid or declared and set apart in any calendar year of the Company, the holder of Series A Preferred Stock shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

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

        Redemption—Redemption could occur upon the earlier of (i) termination of that certain operating agreement dated November 26, 1996, as the same may be amended from time to time (the "operating agreement"), or (ii) the NAR ceases to own at least 37,445 shares of common stock of the Company, or (iii) the existence and continuance of a material breach by the NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, between the NAR, and subsidiaries of the Company, or the Trademark License dated as of November 26, 1996, by and between the NAR and the Company, at any time thereafter the Company may, at the option of the Board, redeem the Series A Preferred Stock. The redemption price for each share of Series A Preferred Stock shall be $1.00 per share.

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

17.   Common Stock Repurchases

        In February 2011, the Company's Board of Directors authorized a stock repurchase program. The program authorized, in one or more transactions taking place during a two-year period, the repurchase of the Company's outstanding common stock utilizing surplus cash in the amount of up to $25 million. Under the program, the Company was authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under this program were dependant upon market conditions, corporate considerations, and regulatory requirements. Shares repurchased under the program were retired to constitute authorized but unissued shares of the Company's common stock. The Company repurchased 9,958 shares of its outstanding common stock in the open market for approximately $0.1 million during the year ended December 31, 2012. From the inception of the program in February 2011 through December 31, 2012, the Company repurchased 1,493,127 shares of its common stock for an aggregate purchase price of $9.7 million. This authorization expired on February 10, 2013.

18.   Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$5,625	$7,260	$(15,472)
Convertible preferred stock dividend and related accretion	(942)	(4,069)	(5,383)

Net income (loss) applicable to common stockholders	$4,683	$3,191	$(20,855)

Denominator:
Basic weighted average shares outstanding	38,705	39,114	38,880
Dilutive effect of options, warrants and restricted stock	1,016	814	—

Fully diluted weighted average shares outstanding	39,721	39,928	38,880

Basic income (loss) applicable to common stockholders	$0.12	$0.08	$(0.54)

Diluted income (loss) applicable to common stockholders	$0.12	$0.08	$(0.54)

        Because their effects would be antidilutive, the denominator in the above computation of diluted income per share excludes "out-of-the-money" stock options of 3,949,581 for the year ended December 31, 2012. The denominator in the above calculation of diluted income per share excludes convertible preferred stock and "out-of-the-money" stock options totaling 7,795,006 for the year ended December 31, 2011. For the year ended December 31, 2010, the denominator in the above calculation of diluted loss per share excludes convertible preferred stock, stock options, restricted stock units and nonvested restricted stock awards totaling 15,874,090, as their effect would be antidilutive as a result of the Company's net loss applicable to common stockholders.

19.   Supplemental Cash Flow Information

        During the year ended December 31, 2011:

  •
  The Company declared and accrued $0.4 million in cash dividends on its Series B Preferred Stock as of December 31, 2011.

        During the year ended December 31, 2010:

  •
  The Company received a trade-in allowance on the purchase of property and equipment of $0.2 million.

  •
  The Company issued $3.7 million in additional Series B Preferred Stock as in-kind dividends and declared and accrued $0.4 million in cash dividends.

20.   Defined Contribution Plan

        The Company has a savings plan ("Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full-time employees are eligible to participate in the Savings Plan. The Company pays all of the administrative expenses of the Savings Plan and may make matching contributions to the Savings Plan. The Company made matching contributions of approximately $1.4 million, $1.2 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

21.   Income Taxes

        The Company is subject to income taxes in the U.S. and Canada. However, due to historical operating losses and the related net operating loss carryforwards generated for tax purposes, the Company does not record a current federal tax provision. However, the Company has recorded a deferred tax provision due to certain indefinite-lived intangible assets being amortized for tax purposes but not for book purposes. Additionally, a state tax provision was also recorded for various state jurisdictions. Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	118	114	67

Total current provision	$118	$114	$67

Deferred:
Federal	$248	$137	$(98)
State	31	22	(122)

Total deferred provision	$279	$159	$(220)

Income tax expense (benefit)	$397	$273	$(153)

        A summary of the components of the deferred tax assets and liabilities and related valuation allowance follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$267,398	$278,031
Other	44,729	44,364

	312,127	322,395
Valuation allowance	(312,127)	(322,395)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of acquired intangible assets	$(1,333)	$(1,054)

Net deferred tax liability	$(1,333)	$(1,054)

        Based on management's assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs. Management regularly reviews the Company's net deferred tax valuation allowance to determine if available evidence continues to support the Company's position that it is more-likely-than-not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future. As of December 31, 2012, due to the Company's recent history of losses, management could not conclude that it is more-likely-than-not that the deferred tax assets will be realized. As a result, the Company will continue to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

        The valuation allowance for net deferred taxes decreased by $10.3 million primarily as a result of adjusting NOLs associated with employee stock option exercises, the utilization of net operating losses due to income generated for the current year and a reduction of the deferred tax assets due to expiration of stock options and net operating loss carryovers. The deferred tax liability is included in "Other noncurrent liabilities" within the Consolidated Balance Sheets.

        The Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from excess tax benefits. As of December 31, 2012, deferred tax assets do not include $55.0 million of these excess tax benefits from employee stock option exercises that are a component of the Company's NOLs. Additional paid in capital will be increased up to an additional $55.0 million, if and when, such excess tax benefits are realized.

        The following table reconciles the federal income tax statutory rate to the Company's effective income tax rate (in thousands):

	Year Ended December 31,
			2011		2010
	2012
				Tax Rate		Tax Rate
	Amount	Tax Rate	Amount		Amount
Statutory rate applied to income before income taxes	$2,049	34%	$2,561	34%	$(5,313)	34%
State taxes, net of federal tax benefit	290	5	560	7	(1,025)	7
Permanent items	2,806	47	(4,714)	(62)	(2,724)	17
Stock compensation	3,463	58	458	6	1,454	(9)
Expired tax attributes	2,058	34	—	—	124	(1)
Change in state effective tax rate	13	—	(443)	(6)	3,811	(24)
Change in valuation allowance	(10,282)	(171)	1,851	25	3,520	(23)

Total tax provision (benefit)	$397	7%	$273	4%	$(153)	1%

        At December 31, 2012, the Company had gross NOLs for federal and state income tax purposes of approximately $906.9 million and $282.6 million, respectively. The federal NOLs will begin to expire in 2017. Approximately $35.4 million of the state NOLs expired in 2012 and the state NOLs will continue to expire from 2013 until 2031. Gross NOLs for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. At December 31, 2012, the Company had $35.3 million of capital loss for federal and state income tax purposes, which will begin to expire in 2013. The Company also had approximately $6.8 million of Canadian tax credit available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

        Approximately $150.0 million of the $906.9 million federal NOLs may belong to members of the Company's group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to the Company to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

        Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") as well as similar state and foreign limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

        The Company has completed a significant portion of its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs. There may also be additional ownership changes in the future, and any future change of its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

        As of December 31, 2012 and 2011, the Company does not have any uncertain tax positions or accrued interest or penalties related to uncertain tax positions. The Company's policy is to recognize interest and penalties related to uncertain tax positions in its provision for income tax. The Company does not have any interest or penalties related to uncertain tax positions in its provision for income tax during the years ended December 31, 2012, 2011 and 2010. The tax years 1993-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

22.   Commitments and Contingencies

Operating Leases

        The Company leases certain facilities and equipment under noncancelable operating leases with various expiration dates through 2019. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Leasehold improvement incentives are recorded as deferred obligations and amortized as a reduction in rent expense through the life of the lease. Future minimum lease payments under operating leases as of December 31, 2012, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2013	$5,106
2014	5,229
2015	4,235
2016	3,705
2017 and thereafter	4,669

Total	$22,944

        Rental expense associated with the Company's operating leases was $4.6 million, $4.5 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Commitments

        Under the Company's operating agreement with the NAR, the Company has an exclusive arrangement to operate REALTOR.com®, as well as a license to use the REALTOR.com® domain name and trademark and the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2013 and beyond will be calculated based on amounts paid in the prior year adjusted for the Annual Consumer Price Index for the period ending in the prior calendar year.

        The Company also has a data access agreement with Real Estate Business Services, Inc. ("REBS"), which provides the Company with a perpetual license to use data related to California real property included in REBS's database on the Company's web sites. In addition, the Company also has various other web services and content agreements providing data for the Company's web sites.

        The following presents the Company's future minimum commitments under the above agreements (in thousands):

Year Ended December 31,
2013	$4,113
2014	2,158
2015	2,158
2016	2,158
2017	2,159

Total	$12,746

        Additionally, commitments for the purchase of property, plant and equipment and software maintenance were approximately $2.4 million as of December 31, 2012.

Legal Proceedings

        On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (the "Sarkisian case"), Real Estate Alliance, Limited ("REAL"), moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from the Company. The U.S. District Court in the Sarkisian case denied REAL's motion to certify the classes on September 24, 2007. On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California's determination in the Move California Action (see below) of whether the Company's web sites infringe the REAL patents.

        On April 3, 2007, in response to REAL's attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (the "District Court") against REAL and its licensing agent (the "Move California Action") seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (the "REAL patents"), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition. On August 8, 2007, REAL denied the Company's allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys' fees and pre- and post-judgment interest. On March 11, 2008, REAL filed a separate suit in the District Court (the "REAL California Action") alleging infringement of the REAL patents against the NAR and the National Association of Home Builders (the "NAHB") as individual defendants, as well as various brokers including RE/Max International ("RE/Max"), agents, MLSs, new home builders, rental property owners, and technology companies. The Company is not named as a defendant in the REAL California Action; however, the Company is defending the NAR, the NAHB and RE/Max. On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases. Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, the NAR and the NAHB. Phase 2 will address REAL's infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites. The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

        On November 25, 2009, the court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement. In July 2010, REAL appealed the District Court's claim construction with the Federal Circuit Court of Appeals (the "Circuit Court"). On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

        On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting the Company's motion for summary judgment of non-infringement of the patent. On March 27, 2012, REAL appealed the District Court's summary judgment order. On January 7, 2013, the Circuit Court heard the parties' oral arguments but has not issued its opinion. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

        In March 2010, Smarter Agent, LLC ("Smarter Agent") filed suit against Move, Inc., against the Company's affiliate, RealSelect, Inc. ("RealSelect"), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 ("Patents in Suit") by offering an iPhone application for the REALTOR.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys' fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office ("PTO"). On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an initial office action rejecting all claims in the Patents in Suit. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

Contingencies

        From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Form 10-K and except as set forth herein, the Company is not a party to any other litigation or administrative proceedings that management believes would have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

23.   Quarterly Financial Data (unaudited)

        Provided below is the selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

	Three Months Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(in thousands, except per share amounts)
Revenue	$47,741	$49,309	$49,446	$52,737	$49,075	$48,915	$46,466	$47,268
Cost of revenue	9,645	9,628	10,236	11,904	10,783	10,461	9,959	9,166

Gross profit	38,096	39,681	39,210	40,833	38,292	38,454	36,507	38,102
Operating expenses:
Sales and marketing	17,412	18,358	17,235	18,092	18,316	17,927	16,281	16,090
Product and web site development	8,714	9,477	9,412	9,738	9,463	8,999	8,437	7,833
General and administrative	10,888	10,162	10,464	10,846	10,064	9,465	10,823	10,115
Amortization of intangible assets	397	397	500	981	355	356	397	397

Operating income	685	1,287	1,599	1,176	94	1,707	569	3,667
Interest income (expense), net	1	—	(1)	(6)	18	17	(2)	18
Earnings of unconsolidated joint venture	199	221	290	482	211	140	367	267
Other income (expense)	(52)	(17)	—	158	429	(52)	(99)	182

Income before income taxes	833	1,491	1,888	1,810	752	1,812	835	4,134
Income tax expense	25	47	103	222	18	74	31	150

Net income	808	1,444	1,785	1,588	734	1,738	804	3,984
Convertible preferred stock dividend and related accretion	(918)	(24)	—	—	(2,382)	(562)	(562)	(563)

Net income (loss) applicable to common stockholders	$(110)	$1,420	$1,785	$1,588	$(1,648)	$1,176	$242	$3,421

Basic net income (loss) per share applicable to common stockholders	$(0.00)	$0.04	$0.05	$0.04	$(0.04)	$0.03	$0.01	$0.09

Diluted net income (loss) per share applicable to common stockholders	$(0.00)	$0.04	$0.04	$0.04	$(0.04)	$0.03	$0.01	$0.09

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Move, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

        Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may change over time.

        Move's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

        Move's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Move, Inc.

        We have audited Move, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Move, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2013

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

Item 10.    Directors and Executive Officers and Corporate Governance

        We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions "Management," "Meetings and Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct and Business Ethics" and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
	(In thousands)			(In thousands)
Equity compensation plans approved by stockholders	6,122	(1)	$10.28	3,230
Equity compensation plans not approved by stockholders	878		$8.83	—

Total	7,000		$10.10	3,230

(1)
Includes shares to be issued pursuant to the exercise or settlement of awards granted under the Move, Inc. 1999 Stock Incentive Plan (which plan expired on July 6, 2009) and the Move, Inc. 2011 Incentive Plan.

Nonstockholder Approved Plans

        Our Board of Directors adopted various equity incentive plans that were not approved by our stockholders. In addition, we assumed certain equity incentive plans in connection with various acquisitions. These plans were superseded by the 2011 Plan, which was approved by our stockholders at our Annual Meeting on June 15, 2011. The 2011 Plan contains a provision for an automatic increase in the number of shares available for grant, not to exceed 2.5 million, based on the number of shares underlying awards outstanding as of February 28, 2011, under prior plans that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. Consequently there were no shares available for future issuance under these nonstockholder approved plans as of December 31, 2012 and 2011. As of December 31, 2012, shares available to grant pursuant to the 2011 Plan were increased by the maximum 2.5 million allowed in accordance with its terms. Stock options outstanding pursuant to these nonstockholder approved plans were 877,528 and 2,733,016 as of December 31, 2012 and 2011, respectively, and the weighted-average exercise prices of those outstanding stock options were $8.83 and $10.07, respectively. The weighted-average remaining life of those stock options was 6.5 years at December 31, 2012.

        The Move, Inc. 2002 Stock Incentive Plan is a non-stockholder approved plan established in January 2002 that permits stock option grants intended to attract and retain qualified personnel. No more than 40% of the available securities granted under this plan may be awarded to our directors or executive officers. Option grants under this plan are nonqualified stock options and generally have a four-year vesting schedule and a 10-year life. We renounced the granting of further awards under this 2002 plan as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011.

        In July 2009, we established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 656,250 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with us. This was superseded by the 2011 Plan. We renounced the granting of further awards under this inducement plan as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011.

        Other non-stockholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation; the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000; the Move.com, Inc. 2000 Stock Incentive Plan; the HomeWrite Incorporated 2000 Equity Incentive Plan; the ConsumerInfo.com, Inc. 1999 Stock Option Plan; the iPlace 2000 Stock Option Plan; the eNeighborhoods, Inc. 1998 Stock Option Plan; the Qspace, Inc. 1999 Stock Option Plan; the iPlace, Inc. 2001 Equity Incentive Plan; and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) is intended to attract, retain and motivate employees, (ii) is administered by the Board of Directors or by a committee of the Board of Directors of such entities, and (iii) provides that options granted thereunder are exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. As of December 31, 2012, all of the compensation plans assumed in connection with prior acquisitions had expired. In addition, we renounced the granting of further awards under these plans as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011. Options outstanding as of December 31, 2012, pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 206,493 and the weighted-average exercise price of those option shares was $9.10.

        For additional information regarding our equity compensation plans, see Note 14, "Stock Plans," to our Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

        We will provide additional information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the captions "Certain Relationships and Related Transactions," "Meetings and Committees of the Board of Directors," and possibly elsewhere therein. That information is incorporated in this item by reference.

Item 14.    Principal Accountant Fees and Services

        We will provide information that is responsive to this item not later than 120 days after the end of the fiscal year covered by this Annual Report, in an amendment to this Annual Report, or in our definitive proxy statement under the caption "Fees Billed for Services Rendered by Independent Auditors," and possibly elsewhere therein. That information is incorporated in this item by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   The following documents are filed as part of this report:

    (1)
    Consolidated Financial Statements and Supplementary Data: See Index to Consolidated Financial Statements at Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

    (2)
    Schedule II—Valuation and Qualifying Accounts, Exhibit Number 99.1.

    (3)
    Exhibits

Number	Exhibit Title
3.01.1	Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006.)
3.01.2
Certificate of Amendment, dated November 14, 2011 and effective (based on filing with the State of Delaware) November 18, 2011, to the Restated Certificate of Incorporation of Move, Inc., as such Restated Certificate had previously been amended by a Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 21, 2011.)
3.01.3
Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 5, 2012.)
3.02.1
Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 28, 2006.), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)
3.02.2
Amendment, effective June 15, 2011, to the Bylaws of Move, Inc., relating to the permitted size range for the Board of Directors of Move, Inc. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)
3.03.1	RealSelect, Inc.'s Certificate of Incorporation dated October 25, 1996. (Incorporated by reference to Exhibit 3.05.1 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)
3.03.2
RealSelect, Inc.'s Certificate of Amendment to Certificate of Incorporation dated November 25, 1996. (Incorporated by reference to Exhibit 3.05.2 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)
4.01
Form of Specimen Certificate for Common Stock, for use after November 18, 2011, the date of the 1-for-4 reverse stock split of the common stock of Move, Inc. (Incorporated by reference to Exhibit 4.01.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)

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
10.06
Letter Agreement Regarding Rental Site Acquisition dated May 17, 1999 among National Association of REALTORS®, REALTORS® Information Network, Inc. and RealSelect, Inc. (Incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(1)
10.07
Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
10.08
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

Number	Exhibit Title
10.10	Standard Office Lease executed September 18, 2009, between our subsidiary, Move Sales, Inc., and Arden Realty Limited Partnership, for 30700 Russell Ranch Road, Westlake Village, California. (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed September 24, 2009.)
10.11	NetSelect, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)
10.12	NetSelect, Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-79689) filed May 28, 1999.)(2)
10.13	Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)
10.14
Amendment dated December 10, 2008 to the Homestore.com®, Inc. 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.15	Homestore.com®, Inc. 1999 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1/A (File No. 333-79689) filed July 27, 1999.)(2)
10.16	Homestore.com®, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.04 to our registration statement on Form S-8 (File No. 333-89172) filed May 24, 2002.)(2)
10.17
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
10.24	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)

Number	Exhibit Title
10.25	Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers. (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(2)
10.26
Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and W. Michael Long. (Incorporated by reference to Exhibit 6.01(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)
10.27
Amendment dated December 24, 2008 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.28
Amendment dated January 14, 2009 to Employment Agreement of W. Michael Long dated March 6, 2002. (Incorporated by reference to Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.29
Offer letter to Lorna Borenstein dated April 26, 2007 with form of Executive Retention and Severance Agreement attached as exhibit. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed May 2, 2007.)(2)
10.30
Amendment dated December 19, 2008 to Offer Letter to Lorna Borenstein dated April 26, 2007. (Incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.31
Amendment dated December 19, 2008 to Executive Retention and Severance Agreement between Move, Inc. and Lorna Borenstein. (Incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009).(2)
10.32
Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 6.02(A) to our quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed May 14, 2002.)(2)
10.33
Amendment dated December 19, 2008 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.34
Amendment dated April 2, 2009 to Employment Agreement dated March 6, 2002 between Homestore.com®, Inc. and Lewis R. Belote III. (Incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.35
Offer Letter dated July 2, 2003 between Homestore, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.36
Compensation Letter dated August 1, 2007 from Move, Inc. to Errol Samuelson. (Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.37
Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)

Number	Exhibit Title
10.38	Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.49 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.39	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed January 23, 2009.)(2)
10.40
Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed January 23, 2009.)(2)
10.41	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed January 23, 2009.)(2)
10.42
Form of Certificate of Stock Option Grant to Executive Officers. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(2)
10.43
Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.44
Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.45
Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.46
Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.68 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.47
Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.48
Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.49	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed July 7, 2009.)(2)
10.50
Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed July 7, 2009.)(2)
10.51
Move, Inc. Performance-Based Restricted Stock Unit Agreement 2012 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.68 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)

Number	Exhibit Title
10.52	Move, Inc. Performance-Based Restricted Stock Unit Agreement for the 2011 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.53
Move, Inc. Performance-Based Restricted Stock Unit Agreement for the 2010 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.54
Move, Inc. Restricted Stock Award Agreement with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.71 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.55
Move, Inc. Non-Qualified Stock Option Agreement with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.72 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.56
Agreement and Plan of Merger entered into by Move Sales, Inc. (a wholly owned subsidiary of the Company) and MSI TC Merger Sub (a wholly owned subsidiary of Move Sales, Inc.) on September 17, 2010, with Threewide Corporation and, as the Threewide Corporation equity-holders' representatives, both J. Rudy Henley in his capacity as manager of West Virginia Capital Management LLC and William Rice. (Incorporated by reference to Exhibit 10.74 to our quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010.)
10.57
Waiver and Consent agreement dated February 9, 2011, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 10, 2011.)
10.58	Steve Berkowitz 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.76 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.59	Rob Krolik 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.77 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.60	Errol Samuelson 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.78 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.61	Jim Caulfield 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.79 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.62
Letter agreement effective January 1, 2011 between Steve Berkowitz and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.80 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.63
Letter agreement effective January 1, 2011 between Rob Krolik and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.81 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)

Number	Exhibit Title
10.64	Letter agreement effective January 1, 2011 between Errol Samuelson and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.82 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.65
Letter agreement effective January 1, 2011 between Jim Caulfield and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.83 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.66	Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 99.1 to our registration statement on Form S-8 filed July 1, 2011.)(2)
10.67
Form of Stock Option Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.85 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.68
Form of Restricted Stock Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.86 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.69	Steven H. Berkowitz 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.87 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.70	Robert J. Krolik 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.88 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.71	Errol G. Samuelson 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.89 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.72	James S. Caulfield 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.90 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.73
Loan Agreement entered into on September 20, 2011, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated and filed on September 26, 2011.)
10.74	Move, Inc. Offer Letter to Rachel C. Glaser dated December 21, 2011. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed December 28, 2011.)(2)
10.75
Executive Retention and Severance Agreement between Rachel C. Glaser and Move, Inc. dated December 21, 2011. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed December 28, 2011.)(2)
10.76
First Amendment to Loan Agreement entered into on November 16, 2011, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.94 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 filed May 4, 2012.)
10.77
Second Amendment to Loan Agreement entered into on March 6, 2012, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.95 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 filed May 4, 2012.)

Number	Exhibit Title
10.78	Agreement, Waiver & Consent entered into March 23, 2012, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC, including Notice of Redemption dated March 21, 2012. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 26, 2012.)
10.79
Form of Time-vesting Restricted Stock Unit (RSU) Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.97 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.80	Steven Berkowitz 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.98 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.81	Rachel Glaser 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.99 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.82	Errol Samuelson 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.100 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.83	James Caulfield 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.101 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.84
Asset Purchase Agreement entered into on September 1, 2012, by and among Tiger Lead Solutions, LLC, Move Sales, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 4, 2012.)
10.85
Third Amendment to Loan Agreement entered into on August 31, 2012, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.103 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 6, 2012.)
10.86	Move, Inc. Offer Letter to John M. Robison dated February 7, 2012.(2)(3)
10.87	Executive Retention and Severance Agreement between John M. Robison and Move, Inc. dated February 13, 2012.(2)(3)
10.88	John M. Robison 2012 Management Incentive Plan.(2)(3)
21.01	Subsidiaries of Move, Inc.(3)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(3)
24.01	Power of Attorney. (Included on signature pages to this report.)(3)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

Number	Exhibit Title
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
99.01	Schedule II—Valuation and Qualifying Accounts.(3)
101.INS*	XBRL Instance Document.(4)
101.SCH*	XBRL Taxonomy Extension Schema Document.(4)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.(4)
101.LAB*	XBRL Taxonomy Label Linkbase Document.(4)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.(4)
101.DEF*	XBRL Taxonomy Extension Definition Document.(4)

*
Furnished herewith and not deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.

(1)
Confidential treatment has been granted with respect to certain information in these exhibits pursuant to a confidential treatment request.

(2)
Denotes management contracts and compensatory plans and arrangements.

(3)
Filed herewith.

(4)
Furnished herewith.

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

Date: February 22, 2013

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

Signature	Title	Date
Principal Executive Officer:
/s/ STEVEN H. BERKOWITZ Steven H. Berkowitz	Chief Executive Officer and Director	February 22, 2013
Principal Financial Officer:
/s/ RACHEL GLASER Rachel Glaser	Chief Financial Officer	February 22, 2013

Principal Accounting Officer:
/s/ PATRICIA A. WEHR Patricia A. Wehr	Chief Accounting Officer	February 22, 2013
Additional Directors:
/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	February 22, 2013
/s/ JENNIFER DULSKI Jennifer Dulski	Director	February 22, 2013
/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	February 22, 2013
/s/ V. PAUL UNRUH V. Paul Unruh	Director	February 22, 2013
/s/ CATHERINE WHATLEY Catherine Whatley	Director	February 22, 2013
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	February 22, 2013