Form 10-Q
period 2013-03-31
MOVE INC
filed 2013-05-03
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-26659

Move, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4438337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Almaden Blvd, Suite 800 San Jose, California (Address of principal executive offices)	95113 (Zip Code)

(408) 558-7100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

At April 30, 2013, the registrant had 39,871,272 shares of its common stock outstanding.

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

PART I.                     FINANCIAL INFORMATION

Item 1.                      Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$30,221	$27,122
Accounts receivable, net	12,427	11,759
Other current assets	8,439	7,215
Total current assets	51,087	46,096

Property and equipment, net	22,413	21,975
Investment in unconsolidated joint venture	4,342	4,924
Goodwill, net	38,560	38,560
Intangible assets, net	23,445	24,444
Other assets	861	870
Total assets	$140,708	$136,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,351	$4,741
Accrued expenses	18,828	20,512
Deferred revenue	7,829	8,520
Total current liabilities	33,008	33,773

Other noncurrent liabilities	5,094	5,086
Total liabilities	38,102	38,859

Commitments and contingencies (see note 15)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	40	39
Additional paid-in capital	2,136,909	2,132,189
Accumulated other comprehensive income	194	219
Accumulated deficit	(2,034,537)	(2,034,437)
Total stockholders’ equity	102,606	98,010
Total liabilities and stockholders’ equity	$140,708	$136,869

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$54,238	$47,741
Cost of revenue	12,688	9,645
Gross profit	41,550	38,096

Operating expenses:
Sales and marketing	19,843	17,412
Product and web site development	9,846	8,714
General and administrative	11,538	10,888
Amortization of intangible assets	999	397
Total operating expenses	42,226	37,411
Operating (loss) income	(676)	685
Interest (expense) income, net	(14)	1
Earnings of unconsolidated joint venture	602	199
Other expense, net	(27)	(52)
(Loss) income before income taxes	(115)	833
Income tax (benefit) expense	(15)	25

Net (loss) income	(100)	808
Convertible preferred stock dividend and related accretion	—	(918)
Net loss applicable to common stockholders	$(100)	$(110)

Basic and diluted net loss per share applicable to common stockholders	$(0.00)	$(0.00)

Shares used to calculate net loss per share applicable to common stockholders:
Basic and diluted	39,104	38,488

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Comprehensive (loss) income:
Net (loss) income	$(100)	$808
Foreign currency translation loss	(25)	—
Comprehensive (loss) income	$(125)	$808

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(100)	$808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,399	2,524
Amortization of intangible assets	999	397
Provision for doubtful accounts	99	395
Stock-based compensation and charges	2,623	1,463
Earnings of unconsolidated joint venture	(602)	(199)
Return on investment in unconsolidated joint venture	602	—
Other noncash items	6	(36)
Changes in operating assets and liabilities:
Accounts receivable	(767)	492
Other assets	(988)	(253)
Accounts payable and accrued expenses	(38)	(1,204)
Deferred revenue	(700)	(291)
Net cash provided by operating activities	3,533	4,096

Cash flows from investing activities:
Purchases of property and equipment	(2,868)	(1,888)
Return of investment in unconsolidated joint venture	582	—
Net cash used in investing activities	(2,286)	(1,888)

Cash flows from financing activities:
Principal payments on loan payable	(19)	(27)
Payment of dividend on convertible preferred stock	—	(429)
Proceeds from exercise of stock options	2,259	2,323
Tax payments related to net share settlements of equity awards	(388)	(211)
Repurchase of common stock	—	(69)
Net cash provided by financing activities	1,852	1,587

Change in cash and cash equivalents	3,099	3,795

Cash and cash equivalents, beginning of period	27,122	87,579

Cash and cash equivalents, end of period	$30,221	$91,374

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

2.  Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of Move, and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting.  The investment balance is included in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets and the Company’s share of the investees’ results of operations is included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations.  (See Note 5, “Investment in Unconsolidated Joint Venture”.)

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on February 22, 2013.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the operating results expected for the full year ending December 31, 2013.

3.  New Accounting Standards

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

4.  Segment Information and Revenues by Product Category

Segment reporting requires the use of the management approach in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (“CODM”) for making operating decisions and assessing performance.  The Company is aligned functionally with the management team focused and incentivized around the total company performance.  The CODM is provided with reports that show the Company’s results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further segment level.  Based on this, the Company has determined that only one reportable operating segment exists.

Within that single reportable operating segment, the Company categorizes its products and services into two audience-driven groups—Consumer Advertising and Software and Services.  The Company’s Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through its operation of realtor.com® and other consumer-facing web sites.  The Company’s Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

The following table summarizes the Company’s revenues by product category within its single reportable operating segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Revenue
Consumer advertising	$42,148	$39,445
Software and services	12,090	8,296
Total revenue	$54,238	$47,741

5.  Investment in Unconsolidated Joint Venture

As of March 31, 2013 and December 31, 2012, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $4.3 million and $4.9 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.6 million and $0.2 million for the three-month periods ended March 31, 2013 and 2012, respectively, and was included in “Earnings of unconsolidated joint venture” within the Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized income statement information for BDX follows:

	Three Months Ended
	February 28, 2013	February 29, 2012
	(In thousands)

Revenue	$4,613	$4,321

Costs and expenses:
Cost of revenue	700	774
Operating expenses	2,654	3,111
	3,354	3,885

Income before income taxes	1,259	436

Income tax expense	55	37

Net income	$1,204	$399

The Company received cash distributions of $1.2 million from BDX during the three-month period ended March 31, 2013.  The Company did not receive any distributions from BDX during the three months ended March 31, 2012.

6.  Fair Value Measurements

As of March 31, 2013 and December 31, 2012, all of the Company’s cash balances were held in unrestricted demand deposit accounts.  The Company had no cash equivalents at either of those dates.  Accordingly, no adjustments to fair value were necessary.

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At March 31, 2013 or December 31, 2012, the Company had no significant nonfinancial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

7.  Revolving Line of Credit

The Company is party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013.  At March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  The revolving line of credit agreement provides, among financial and other covenants, that the Company must:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $17.0 million on a twelve-month rolling basis.  The Company was in compliance with these covenants as of March 31, 2013.  The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, property and equipment and general intangibles it now or subsequently owns.  In addition, the Company has pledged the capital stock of its current and future subsidiaries as further collateral for the revolving line of credit.

8.  Goodwill and Intangible Assets

Goodwill totaled $38.6 million, with no accumulated impairment losses, at both March 31, 2013 and December 31, 2012.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of trade name, trademarks and domain names used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements.  The definitive-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$530	$522	$530	$521
Content syndication agreements	3,800	1,921	3,800	1,731
Purchased technology	8,600	2,345	8,600	1,983
Customer relationships	8,630	1,130	8,630	835
Other	3,403	2,230	3,403	2,079
Total definite-lived intangible assets	24,963	8,148	24,963	7,149
Trade names, trademarks, and domain names	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$31,593	$8,148	$31,593	$7,149

Amortization expense for the Company’s intangible assets was $1.0 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense

2013 (remaining 9 months)	$2,897
2014	3,685
2015	2,949
2016	2,035
2017	2,033

9.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges, associated with stock option, restricted stock and restricted stock unit grants to employees and nonemployees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$102	$54
Sales and marketing	511	289
Product and web site development	580	359
General and administrative	1,430	761
Total stock-based compensation and charges	$2,623	$1,463

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

	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rates	0.77%-0.88%	0.71%-1.04%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	75%	75%

The total cost recognized related to stock option awards was $1.1 million for the three months ended March 31, 2013 and 2012.

Restricted Stock Awards

The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  These shares, subject to certain terms and restrictions, generally cliff vest on the third anniversary of their issuance.  The Company made no restricted stock award grants to the nonemployee members of its Board of Directors during the three months ended March 31, 2013 and 2012.  The total cost recognized for restricted stock awards previously granted to members of its Board of Directors was $0.1 million for the three months ended March 31, 2013 and 2012.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period.  The total cost recognized associated with restricted stock awards was $0.2 million for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, there were 479,937 shares of nonvested restricted stock awards outstanding with an aggregate grant date fair value of $3.7 million.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the three months ended March 31, 2013, the Company granted 582,580 restricted stock units with a grant date fair value of $5.6 million, which is being amortized over the four-year vesting period.  During the three months ended March 31, 2012, the Company granted 722,975 restricted stock units with a grant date fair value of $5.9 million which is being amortized over the vesting period.  The total cost recognized for time-vested restricted stock units was $1.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there were 1,512,041 nonvested restricted stock units outstanding with an aggregate grant date fair value of $13.3 million.

10.  Redemption of Series B Convertible Participating Preferred Stock

In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”), approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption.  In March 2012, the Company and Elevation Partners, L.P. and Elevation Side Fund, LLC agreed on certain timing and procedural matters to facilitate the redemption.  As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B convertible preferred stock of $0.4 million, which is included in “Convertible preferred stock dividend and related accretion” within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012.  The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012.

11.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.

12.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(100)	$808
Convertible preferred stock dividend and related accretion	—	(918)
Net loss applicable to common stockholders	$(100)	$(110)

Denominator:
Basic weighted-average shares outstanding	39,104	38,488
Add: dilutive effect of options and restricted stock	—	—
Fully diluted weighted-average shares outstanding	39,104	38,488

Basic and diluted net loss per share applicable to common stockholders	$(0.00)	$(0.00)

For the three months ended March 31, 2013, the denominator in the above computation of diluted loss per share applicable to common stockholders excludes stock options, restricted stock units and nonvested restricted stock awards totaling 8,247,687, as their effect would be antidilutive.  For the three months ended March 31, 2012, the denominator in the above computation of diluted loss per share applicable to common stockholders excludes convertible preferred stock, stock options, restricted stock units and nonvested restricted stock awards totaling 11,346,516, as their effect would be antidilutive.

13.  Related-Party Transactions

The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company had balances due to the NAR of $0.5 million and $0.4 million which are included in “Accounts payable” and “Accrued expenses,” respectively, within the Condensed Consolidated Balance Sheets.

14.  Income Taxes

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three months ended March 31, 2013 and 2012, income tax (benefit) expense was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

During the three months ended March 31, 2013 and 2012, income tax (benefit) expense differed from the income tax benefit expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain nondeductible items and state income taxes.  Based on management’s assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more-likely-than-not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of March 31, 2013, due to the Company’s recent history of losses, management could not conclude that it is more-likely-than-not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

As of March 31, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2013 and 2012.  The tax years 1993—2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (the “District Court”) against REAL and its licensing agent (the “Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (the “REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition.  On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest.  On March 11, 2008, REAL filed a separate suit in the District Court (the “REAL California Action”) alleging infringement of the REAL patents against the NAR and the National Association of Home Builders (the “NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, MLSs, new home builders, rental property owners, and technology companies.  The Company is not named as a defendant in the REAL California Action; however, the Company is defending the NAR, the NAHB and RE/Max.  On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases.  Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, the NAR and the NAHB.  Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites.  The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

On November 25, 2009, the court entered its claim construction order in the Move California Action.  On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement.  In July 2010, REAL appealed the District Court’s claim construction with the Federal Circuit Court of Appeals (the “Circuit Court”).  On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor.  On January 26, 2012, the District Court entered an order granting the Company's motion for summary judgment of non-infringement of the patent.  On March 27, 2012, REAL appealed the District Court's summary judgment order.  On March 4, 2013, the Circuit Court issued its opinion affirming the District Court's ruling of no direct infringement of the patent by the Company, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of these cases.

Contingencies

From time to time, the Company is subject to a variety of threats or claims, other than formal litigation or legal proceedings, which arise in the ordinary course of business and relate to commercial, intellectual property, employment and other matters.  However, as of the date of this Form 10-Q, and except as disclosed herein, or in the Annual Report, the Company does not believe such threats or claims will have a material adverse effect upon its business, results of operations, financial condition or cash flows, although the Company can offer no assurance as to the ultimate outcome of any such matters.

16.  Subsequent Event

On May 1, 2013, the Company acquired certain assets of ABC Holdings, LLC, which, prior to such date, operated Doorsteps.  Doorsteps provides homebuyers with content, tools and advice along every step of the home buying process and helps professionals connect, engage and collaborate with homebuyers during every step of the transaction.  The purchase price was $2.3 million in cash, $0.3 million of which was paid into escrow for a two-year period to secure certain obligations of ABC Holdings, LLC.  The acquisition will be accounted for as a business combination.  The financial results of the acquisition will be included in the Company’s Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not and will not be presented because the effects were not material to the Company’s historical consolidated financial statements.

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

With realtor.com® as our flagship web site and brand, we are the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions.  Move’s purpose is to help people love where they live.  To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

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

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the U.S. as well as properties for sale from another 32 countries worldwide.  Our for-sale listing content, comprising over 4 million properties as of March 31, 2013, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S.  We source this content directly from our relationships with more than 800 MLSs across the country, which represents nearly all MLSs, with approximately 90% of the listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  More than 23 million users, viewing an average of over 390 million pages and spending an average of nearly 325 million minutes on the realtor.com® web site each month over the last twelve-month period, interact with over 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 50% more connections between our consumers and real estate professionals during the twelve months ended March 31, 2013, as compared to the prior year.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

Our Consumer Advertising products represented approximately 78% and 83% of our overall revenues for the three months ended March 31, 2013 and 2012, respectively.

Software and Services

Our Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

Top Producer® and TigerLead® are our SaaS businesses providing productivity and lead management tools tailored to real estate agents.  These businesses complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated IDX web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.

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

Our Software and Services products represented approximately 22% and 17% of our overall revenues for the three months ended March 31, 2013 and 2012, respectively.

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

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  During the first quarter of 2013, the U.S. saw a 20% reduction in the median age of inventory, as well as a year-over-year reduction in inventory of approximately 16%.  National median list prices increased 2% year-over-year for the first quarter of 2013 compared to the first quarter of 2012.

Mortgage delinquency rates continued to decline in 2013.  However, banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult.  Unemployment rates have declined in 2013; however, job and wage growth is still tepid and may be impacted by recent and impending changes in fiscal policy.  Therefore, we believe that market conditions could continue to impact spending by real estate professionals in the near term.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2013, as compared to those policies disclosed in the Annual Report.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 15, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.  Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation.  As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made.  Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended March 31, 2013 and 2012

The following tables present our results of operations for the three months ended March 31, 2013 and 2012, and as a percentage of total revenue:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$42,148	$39,445
Software and services	12,090	8,296
Total revenue	54,238	47,741
Cost of revenue	12,688	9,645
Gross profit	41,550	38,096
Operating expenses:
Sales and marketing	19,843	17,412
Product and web site development	9,846	8,714
General and administrative	11,538	10,888
Amortization of intangible assets	999	397
Total operating expenses	42,226	37,411

Operating (loss) income	(676)	685

Interest (expense) income, net	(14)	1
Earnings of unconsolidated joint venture	602	199
Other expense, net	(27)	(52)

(Loss) income before income taxes	(115)	833
Income tax (benefit) expense	(15)	25
Net (loss) income	(100)	808
Convertible preferred stock dividend and related accretion	—	(918)
Net loss applicable to common stockholders	$(100)	$(110)

	Three Months Ended March 31,
	2013	2012
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	83%
Software and services	22%	17%
Total revenue	100%	100%
Cost of revenue	23%	20%
Gross profit	77%	80%
Operating expenses:
Sales and marketing	37%	37%
Product and web site development	18%	18%
General and administrative	21%	23%
Amortization of intangible assets	2%	1%
Total operating expenses	78%	79%

Operating (loss) income	-1%	1%

Interest (expense) income, net	0%	0%
Earnings of unconsolidated joint venture	1%	1%
Other expense, net	0%	0%

(Loss) income before income taxes	0%	2%
Income tax (benefit) expense	0%	0%
Net (loss) income	0%	2%
Convertible preferred stock dividend and related accretion	0%	-2%
Net loss applicable to common stockholders	0%	0%

Revenue

Revenue increased $6.5 million, or 14%, to $54.2 million for the three months ended March 31, 2013, compared to $47.7 million for the three months ended March 31, 2012.

Revenue attributable to our Consumer Advertising products increased $2.7 million, or 7%, to $42.1 million for the three months ended March 31, 2013, compared to $39.4 million for the three months ended March 31, 2012.  The increase in revenue was primarily due to increases in listing advertisements in our realtor.com® business and our Co-BrokeTM product, along with increases from our Relocation.com acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).

Revenue for our Software and Services products increased $3.8 million, or 46%, to $12.1 million for the three months ended March 31, 2013, compared to $8.3 million for the three months ended March 31, 2012.  The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

Cost of revenue increased $3.0 million, or 32%, to $12.7 million for the three months ended March 31, 2013, compared to $9.6 million for the three months ended March 31, 2012.  The increase was primarily due to a $2.5 million increase in lead acquisition costs related to our newer TigerLead® and Relocation.com businesses.  In addition, there was a $0.2 million increase in consulting expense, a $0.2 million increase in personnel-related costs and $0.1 million in other cost increases.

Gross margin percentage was 77% for the three months ended March 31, 2013, compared to 80% for the three months ended March 31, 2012 primarily due to the lower margins associated with the newer TigerLead® and Relocation.com businesses.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $2.4 million, or 14%, to $19.8 million for the three months ended March 31, 2013, compared to $17.4 million for the three months ended March 31, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com® during the quarter.  This increase was mainly due to increases in personnel-related costs of $1.7 million, a $0.6 million increase in brand and consumer marketing expense and other cost increases of $0.1 million.

Product and web site development. Product and web site development expenses increased $1.1 million, or 13%, to $9.8 million for the three months ended March 31, 2013, compared to $8.7 million for the three months ended March 31, 2012.  The increase was primarily due to increases in consulting and personnel-related costs as we continue to invest in new product initiatives.

General and administrative. General and administrative expenses increased $0.7 million, or 6%, to $11.5 million for the three months ended March 31, 2013, compared to $10.9 million for the three months ended March 31, 2012.  The increase was primarily due to increases in personnel-related costs of $1.2 million, including a $0.6 million increase in stock-based compensation, and a $0.2 million increase in rent expense related to the relocation of our corporate office in San Jose, California.  These increases were partially offset by a $0.4 million decrease in litigation-related charges that occurred in the three months ended March 31, 2012 and a $0.3 million decrease in bad debt expense primarily due to a significant media customer filing bankruptcy during the three months ended March 31, 2012.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million to $1.0 million for the three months ended March 31, 2013, compared to $0.4 million for the three months ended March 31, 2012.  This increase was due to the amortization of intangible assets that were newly acquired in the year ended December 31, 2012.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$102	$54
Sales and marketing	511	289
Product and web site development	580	359
General and administrative	1,430	761
Total stock-based compensation and charges	$2,623	$1,463

Stock-based compensation and charges increased $1.2 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to grants of restricted stock units to TigerLead® senior management pursuant to their employment agreements in connection with the acquisition in September 2012, as well as additional grants of time-based restricted stock units to key employees.

Interest (Expense) Income, Net

Interest (expense) income, net remained relatively constant for the three months ended March 31, 2013 and 2012.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended March 31, 2013 and 2012.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded certain indefinite-lived intangible assets as part of the purchase accounting for acquisitions, which creates a permanent difference as the amortization can be recorded for tax purposes but not for book purposes.  For the three months ended March 31, 2013 and 2012, income tax (benefit) expense was computed at the estimated annual effective tax rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities of $3.5 million for the three months ended March 31, 2013, was attributable to a net loss of $0.1 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $5.5 million and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $2.5 million change in operating assets and liabilities.

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

Net cash used in investing activities of $2.3 million for the three months ended March 31, 2013, was primarily attributable to capital expenditures of $2.9 million, partially offset by a cash distribution representing a return on our investment in an unconsolidated joint venture of $0.6 million.

Net cash used in investing activities of $1.9 million for the three months ended March 31, 2012, was primarily attributable to capital expenditures.

Net cash provided by financing activities of $1.9 million for the three months ended March 31, 2013, was primarily attributable to proceeds from the exercise of stock options of $2.3 million, partially offset by tax withholdings related to net share settlements of equity awards of $0.4 million.

Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2012, was primarily attributable to proceeds from the exercise of stock options of $2.3 million, partially offset by payments of dividends on our Series B convertible preferred stock of $0.4 million, tax withholdings related to net share settlements of equity awards of $0.2 million, and repurchases of common stock and principal payments on loan payable of $0.1 million.

We have generated positive operating cash flows in each of the last three fiscal years.  Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.

We are party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013.  At March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%.  There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  Among financial and other covenants, the revolving line of credit agreement provides that we must:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted EBITDA of $17.0 million on a twelve-month rolling basis.  We were in compliance with these covenants as of March 31, 2013.  The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, property and equipment and general intangibles we now or subsequently own.  In addition, we have pledged the capital stock of our current and future subsidiaries as further collateral for the revolving line of credit.

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

PART II.                OTHER INFORMATION

Item 1.                      Legal Proceedings

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.             Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report as filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2013, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the three months ended March 31, 2013, compared to the risk factors set forth in the Annual Report.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, our Board of Directors authorized a stock repurchase program.  From the inception of the program in February 2011 through the stock repurchase program’s expiration in February 2013, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.  We did not repurchase any shares of our common stock during the period January 1, 2013 through the program’s expiration on February 10, 2013.

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.

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

10.89	Amendment to Employment Agreement between Steven H. Berkowitz and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.90	Amendment to Employment Agreement between Errol Samuelson and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.91	Amendment to Employment Agreement between James S. Caulfield and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.92	Amendment of Executive Retention and Severance Agreement between Rachel Glaser and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.93	Amendment of Executive Retention and Severance Agreement between John Robison and Move, Inc. dated March 6, 2013. (Filed herewith.)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS*	XBRL Instance Document (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document (Furnished herewith.)

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

Date: May 3, 2013

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

10.89	Amendment to Employment Agreement between Steven H. Berkowitz and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.90	Amendment to Employment Agreement between Errol Samuelson and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.91	Amendment to Employment Agreement between James S. Caulfield and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.92	Amendment of Executive Retention and Severance Agreement between Rachel Glaser and Move, Inc. dated January 28, 2013. (Filed herewith.)
10.93	Amendment of Executive Retention and Severance Agreement between John Robison and Move, Inc. dated March 6, 2013. (Filed herewith.)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101 .INS*	XBRL Instance Document (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document (Furnished herewith.)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.