Form 10-Q
period 2013-06-30
MOVE INC
filed 2013-08-02
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

At July 26, 2013, the registrant had 40,305,103 shares of its common stock outstanding.

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

PART I.                          FINANCIAL INFORMATION

Item 1.                      Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$31,998	$27,122
Accounts receivable, net	12,962	11,759
Other current assets	9,283	7,215
Total current assets	54,243	46,096

Property and equipment, net	23,370	21,975
Investment in unconsolidated joint venture	4,805	4,924
Goodwill, net	39,030	38,560
Intangible assets, net	24,162	24,444
Other assets	769	870
Total assets	$146,379	$136,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,481	$4,741
Accrued expenses	19,047	20,512
Deferred revenue	7,614	8,520
Total current liabilities	34,142	33,773

Other noncurrent liabilities	5,055	5,086
Total liabilities	39,197	38,859

Commitments and contingencies (see note 16)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	40	39
Additional paid-in capital	2,141,056	2,132,189
Accumulated other comprehensive income	157	219
Accumulated deficit	(2,034,071)	(2,034,437)
Total stockholders’ equity	107,182	98,010
Total liabilities and stockholders’ equity	$146,379	$136,869

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$57,490	$49,309	$111,728	$97,050
Cost of revenue	13,809	9,628	26,497	19,273
Gross profit	43,681	39,681	85,231	77,777

Operating expenses:
Sales and marketing	20,961	18,358	40,804	35,770
Product and web site development	9,583	9,477	19,429	18,191
General and administrative	11,985	10,162	23,523	21,050
Amortization of intangible assets	1,063	397	2,062	794
Total operating expenses	43,592	38,394	85,818	75,805
Operating income (loss)	89	1,287	(587)	1,972
Interest (expense) income, net	(13)	—	(27)	1
Earnings of unconsolidated joint venture	463	221	1,065	420
Other expense, net	(8)	(17)	(35)	(69)
Income from operations before income taxes	531	1,491	416	2,324
Income tax expense	65	47	50	72

Net income	466	1,444	366	2,252
Convertible preferred stock dividend and related accretion	—	(24)	—	(942)
Net income applicable to common stockholders	$466	$1,420	$366	$1,310

Basic net income per share applicable to common stockholders	$0.01	$0.04	$0.01	$0.03

Diluted net income per share applicable to common stockholders	$0.01	$0.04	$0.01	$0.03

Shares used to calculate basic and diluted income per share applicable to common stockholders:
Basic	39,480	38,697	39,293	38,592

Diluted	41,428	39,689	40,950	39,518

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$466	$1,444	$366	$2,252
Other comprehensive income:
Foreign currency translation loss	(37)	(32)	(62)	(32)
Total other comprehensive income	(37)	(32)	(62)	(32)
Total comprehensive income	$429	$1,412	$304	$2,220

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$366	$2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,918	4,913
Amortization of intangible assets	2,062	794
Provision for doubtful accounts	271	433
Stock-based compensation and charges	5,499	3,860
Earnings of unconsolidated joint venture	(1,065)	(420)
Return on investment in unconsolidated joint venture	602	255
Other noncash items	19	(22)
Changes in operating assets and liabilities:
Accounts receivable	(1,474)	(1,177)
Other assets	(1,284)	(656)
Accounts payable and accrued expenses	1,192	(584)
Deferred revenue	(835)	(942)
Net cash provided by operating activities	10,271	8,706

Cash flows from investing activities:
Purchases of property and equipment	(6,394)	(4,162)
Acquisitions, net of cash acquired	(2,250)	—
Return of investment in unconsolidated joint venture	582	724
Net cash used in investing activities	(8,062)	(3,438)

Cash flows from financing activities:
Principal payments on loan payable	(19)	(54)
Redemption of convertible preferred stock	—	(49,044)
Payment of dividend on convertible preferred stock	—	(882)
Proceeds from exercise of stock options	4,343	2,931
Tax payments related to net share settlements of equity awards	(647)	(481)
Repurchase of common stock	(1,010)	(69)
Net cash provided by (used in) financing activities	2,667	(47,599)

Change in cash and cash equivalents	4,876	(42,331)

Cash and cash equivalents, beginning of period	27,122	87,579

Cash and cash equivalents, end of period	$31,998	$45,248

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

2.  Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of Move and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has evaluated all subsequent events through the date the financial statements were issued.

Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting.  The investment balance is included in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets and the Company’s share of the investees’ results of operations is included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  (See Note 6, “Investment in Unconsolidated Joint Venture”.)

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on February 22, 2013.  The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the operating results expected for the full year ending December 31, 2013.

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

4.  Acquisitions

On May 1, 2013, the Company acquired certain assets of ABC Holdings, LLC, which, prior to such date, operated Doorsteps.com (“Doorsteps”).  Doorsteps provides homebuyers with content, tools and advice along every step of the home buying process and helps professionals connect, engage and collaborate with homebuyers during every step of the transaction.  The purchase price was $2.3 million in cash, $0.3 million of which was paid into escrow for a two-year period.

The assets acquired constituted a business at the date of acquisition and, therefore, was accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values.  The $2.3 million purchase price was preliminarily allocated $1.0 million to domain name, $0.6 million to purchased technology, $0.2 million to web site content with the remaining $0.5 million allocated to goodwill.  The identifiable intangible assets are being amortized over estimated useful lives ranging from 1 to 5 years. The financial results of the acquisition are included in the Company’s unaudited Condensed Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

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

The following table summarizes the Company’s revenues by product category within its single reportable operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue
Consumer advertising	$44,570	$41,103	$86,718	$80,548
Software and services	12,920	8,206	25,010	16,502
Total revenue	$57,490	$49,309	$111,728	$97,050

6.  Investment in Unconsolidated Joint Venture

As of June 30, 2013 and December 31, 2012, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $4.8 million and $4.9 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, and $1.1 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, and was included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized income statement information for BDX follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012

Revenue	$4,972	$4,654	$9,585	$8,975

Costs and expenses:
Cost of revenue	878	801	1,578	1,575
Operating expenses	3,127	3,384	5,782	6,495
	4,005	4,185	7,360	8,070

Income before income taxes	967	469	2,225	905

Income tax expense	40	26	95	63

Net income	$927	$443	$2,130	$842

The Company received cash distributions of $1.2 million and $1.0 million from BDX during the six months ended June 30, 2013 and 2012, respectively.

7.  Fair Value Measurements

As of June 30, 2013 and December 31, 2012, all of the Company’s cash balances were held in unrestricted demand deposit accounts.  The Company had no cash equivalents at either of those dates.  Accordingly, no adjustments to fair value were necessary.

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At June 30, 2013 and December 31, 2012, the Company had no significant nonfinancial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8.  Revolving Line of Credit

The Company is party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013.  At June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%. There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if the Company’s average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  The revolving line of credit agreement provides, among financial and other covenants, that the Company must:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $17.0 million on a twelve-month rolling basis.  The Company was in compliance with these covenants as of June 30, 2013.  The revolving line of credit is collateralized by the Company’s cash deposits, accounts receivable, investments, property and equipment and general intangibles it now or subsequently owns.  In addition, the Company has pledged the capital stock of its current and future subsidiaries as further collateral for the revolving line of credit.

9.  Goodwill and Intangible Assets

Goodwill totaled $39.0 million and $38.6 million at June 30, 2013 and December 31, 2012, respectively, with no accumulated impairment losses.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of trade name, trademarks and domain names used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand and domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements.  The definitive-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$1,530	$556	$530	$521
Content syndication agreements	3,800	2,111	3,800	1,731
Purchased technology	9,200	2,708	8,600	1,983
Customer relationships	8,630	1,425	8,630	835
Other	3,583	2,411	3,403	2,079
Total definite-lived intangible assets	26,743	9,211	24,963	7,149
Trade names, trademarks, and domain names	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$33,373	$9,211	$31,593	$7,149

Amortization expense for the Company’s intangible assets was $1.1 million and $0.4 million for the three months ended June 30, 2013 and 2012, and $2.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense

2013 (remaining 6 months)	$2,222
2014	4,145
2015	3,349
2016	2,301
2017	2,233

10.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges associated with stock option, restricted stock and restricted stock unit grants to employees and nonemployees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$85	$68	$187	$122
Sales and marketing	587	904	1,098	1,193
Product and web site development	747	526	1,327	885
General and administrative	1,457	899	2,887	1,660
Total stock-based compensation and charges	$2,876	$2,397	$5,499	$3,860

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rates	0.69%-1.41%	0.67%-0.82%	0.69%-1.41%	0.67%-1.04%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	75%	75%	75%

The total cost recognized related to stock option awards was $1.3 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the total cost recognized related to stock option awards was $2.3 million and $2.7 million, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  These shares, subject to certain terms and restrictions, generally cliff vest on the third anniversary of their issuance.  The Company granted 45,959 and 52,265 shares of restricted stock to the nonemployee members of its Board of Directors during the six months ended June 30, 2013 and 2012, respectively.  These shares, subject to certain terms and restrictions will vest over three years from the date of grant.  The aggregate grant date fair value associated with the issuance of these shares was $0.5 million for the six months ended June 30, 2013 and 2012.  The total cost recognized for restricted stock awards granted to members of its Board of Directors was $0.1 million for the three months ended June 30, 2013 and 2012, and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the six months ended June 30, 2013.  During the six months ended June 30, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period.  The total cost recognized associated with restricted stock awards to employees was $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, and $0.4 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there were 425,042 shares of nonvested restricted stock outstanding that were granted pursuant to restricted stock awards with an aggregate grant date fair value of $3.4 million.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the six months ended June 30, 2013, the Company granted 894,946 restricted stock units with a grant date fair value of $9.2 million, which is being amortized over the four-year vesting period.  During the six months ended June 30, 2012, the Company granted 751,595 restricted stock units with a grant date fair value of $6.2 million which is being amortized over the vesting period.  The total cost recognized for time-vested restricted stock units was $1.3 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.5 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there were 1,797,785 nonvested restricted stock units outstanding with an aggregate grant date fair value of $16.6 million.

11.  Redemption of Series B Convertible Participating Preferred Stock

In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”), approximately 49,044 shares, for a total redemption price of $49.5 million, including approximately $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption.  In March 2012, the Company and Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) agreed on certain timing and procedural matters to facilitate the redemption.  As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B Preferred Stock of $0.4 million, which is included in “Convertible preferred stock dividend and related accretion” within the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2012.  The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012.

12.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.  As of June 30, 2013, the Company has repurchased 84,054 shares of its outstanding common stock in the open market for approximately $1.0 million since the inception of the Program.

13.  Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$466	$1,444	$366	$2,252
Convertible preferred stock dividend and related accretion	—	(24)	—	(942)
Net income applicable to common stockholders	$466	$1,420	$366	$1,310

Denominator:
Basic weighted-average shares outstanding	39,480	38,697	39,293	38,592
Add: dilutive effect of options and restricted stock	1,948	992	1,657	926
Fully diluted weighted-average shares outstanding	41,428	39,689	40,950	39,518

Basic net income per share applicable to common stockholders	$0.01	$0.04	$0.01	$0.03

Diluted net income per share applicable to common stockholders	$0.01	$0.04	$0.01	$0.03

Because their effect would be anti-dilutive, the denominator in the above computation of diluted income per share excludes “out-of-the-money” stock options of 1,296,096 and 1,366,971 for the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2012, the denominator in the above computation of diluted income per share excludes “out-of-the-money” stock options of 3,061,100 and 3,743,475, as their effect would be antidilutive.

14.  Related-Party Transactions

The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, the Company had balances due to the NAR of $0.5 million and $0.4 million which are included in “Accounts payable” and “Accrued expenses,” respectively, within the unaudited Condensed Consolidated Balance Sheets.

15.  Income Taxes

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three and six months ended June 30, 2013 and 2012, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

During the three and six months ended June 30, 2013 and 2012, income tax expense differed from the income tax expense expected at the statutory rate primarily due to the release of a valuation allowance previously recorded against the deferred tax benefits generated from prior year net operating losses, certain nondeductible items, state income taxes, and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  Based on management’s assessment, the Company has placed a valuation reserve against its remaining deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more-likely-than-not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of June 30, 2013, due to the Company’s recent history of losses, management could not conclude that it is more-likely-than-not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its remaining deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

As of June 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2013 and 2012.  The tax years 1993—2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On April 3, 2007, in response to REAL’s attempt to certify our customers as a class of defendants in the Sarkisian case, the Company filed a complaint in the U.S. District Court for the Central District of California (the “District Court”) against REAL and its licensing agent (the “Move California Action”) seeking a declaratory judgment that the Company does not infringe U.S. Patent Nos. 4,870,576 and 5,032,989 (the “REAL patents”), that the REAL patents are invalid and/or unenforceable, and alleging several business torts and unfair competition.  On August 8, 2007, REAL denied the Company’s allegations, and asserted counterclaims against the Company for infringement of the REAL patents seeking compensatory damages, punitive damages, treble damages, costs, expenses, reasonable attorneys’ fees and pre- and post-judgment interest.  On March 11, 2008, REAL filed a separate suit in the District Court (the “REAL California Action”) alleging infringement of the REAL patents against the NAR and the National Association of Home Builders (the “NAHB”) as individual defendants, as well as various brokers including RE/Max International (“RE/Max”), agents, Multiple Listing Services (“MLSs”), new home builders, rental property owners, and technology companies.  The Company is not named as a defendant in the REAL California Action; however, the Company is defending the NAR, the NAHB and RE/Max.  On July 29, 2008, the Move California Action was transferred to the same judge in the REAL California Action and in September 2008, the District Court coordinated both cases and issued an order dividing the issues into two phases.  Phase 1 addresses issues of patent validity and enforceability, whether Move web sites infringe, possible damages, and liability of Move, the NAR and the NAHB.  Phase 2 will address REAL’s infringement claims related to the web sites owned or operated by the remaining defendants and whether those defendants infringe the REAL patents by using the Move web sites.  The District Court has stayed Phase 2 pending resolution of the issues in Phase 1.

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

On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor.  On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent.  On March 27, 2012, REAL appealed the District Court’s summary judgment order.  On March 4, 2013, the Circuit Court issued its opinion affirming the District Court’s ruling of no direct infringement of the patent by the Company, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai.  The Company filed a motion for rehearing to the Circuit Court on May 3, 2013.  On June 12, 2013, the Circuit Court denied the Company’s motion and remanded the case to the District Court.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

FORWARD-LOOKING STATEMENTS

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes.  The Company’s results of operations discussed below are presented in conformity with GAAP.

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

With realtor.com® as our flagship web site and brand, we are the leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions.  Move’s purpose is to help people love where they live.  To that end, we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

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

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the U.S. as well as properties for sale from another 36 countries worldwide.  Our for-sale listing content, comprising over 4 million properties as of June 30, 2013, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S.  We source this content directly from our relationships with more than 800 MLSs across the country, which represents nearly all MLSs, with approximately 90% of the listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  More than 24 million users, viewing an average of over 390 million pages and spending an average of 322 million minutes on the realtor.com® web site each month over the last twelve-month period, interact with nearly 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 50% more connections between our consumers and real estate professionals during the twelve months ended June 30, 2013, as compared to the prior year.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

At the same time, we are committed to delivering valuable connections, advertising systems and productivity and lead management tools to real estate professionals, with the goal of helping to make them more successful.  By combining realtor.com® advertising systems with the productivity and lead management tools offered through our Top Producer® and TigerLead® software-as-a-service (“SaaS”)  customer relationship management (“CRM”) products, we are able to help grow and enrich connections between our customers and consumers, and help our customers better manage those connections in an effort to facilitate transactions and grow their business.

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

Through our realtor.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers, in an effort to connect those advertisers with our consumer audience.  We categorize the products and services available through realtor.com® as listing advertisements and non-listing advertisements.  Listing advertisements are typically sold on a subscription basis.  Pricing models for non-listing advertisements include cost-per-thousand (“CPM”), cost-per-click (“CPC”), cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

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

Our Consumer Advertising products represented 78% of our overall revenues for the three and six months ended June 30, 2013, and 83% of our overall revenues for the three and six months ended June 30, 2012.

Software and Services

We are committed to delivering valuable connections to real estate professionals through our Software and Services products by providing real estate professionals with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

Top Producer® and TigerLead® are our SaaS businesses providing productivity and lead management tools tailored to real estate agents.  These businesses complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange (“IDX”) web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.

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

Our Software and Services products represented 22% of our overall revenues for the three and six months ended June 30, 2013, and 17% of our overall revenues for the three and six months ended June 30, 2012.

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

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  During the second quarter of 2013, the U.S. saw a 13% reduction in the median age of inventory, as well as a year-over-year reduction in inventory of approximately 10%.  National median list prices increased 4% year-over-year for the second quarter of 2013 compared to the second quarter of 2012.

Mortgage rates have recently begun to rise from the levels seen in 2012 and earlier in 2013.  Mortgage rates are still historically low despite these increases.  Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years. However, there is some speculation that rising mortgage rates may cause banks to expand their financing of home purchases in response to reduced refinancing activity that can result as interest rates rise.  Unemployment rates have declined since the beginning of 2013, but were relatively flat during the second quarter of 2013.  Job and wage growth is still tepid and may be impacted by recent and impending changes in fiscal policy.  So, while there are some indicators of an improving housing market, we believe that market conditions could continue to impact spending by real estate professionals in the near term.

Acquisitions

On May 1, 2013, we acquired certain assets of ABC Holdings, LLC, which, prior to such date, operated Doorsteps.  Doorsteps provides homebuyers with content, tools and advice along every step of the home buying process and helps professionals connect, engage and collaborate with homebuyers during every step of the transaction.  The purchase price was $2.3 million in cash, $0.3 million of which was paid into escrow for a two-year period.

The assets acquired constituted a business at the date of acquisition and, therefore, was accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values.  The $2.3 million purchase price was preliminarily allocated $1.0 million to domain name, $0.6 million to purchased technology, $0.2 million to web site content with the remaining $0.5 million allocated to goodwill.  The identifiable intangible assets are being amortized over estimated useful lives ranging from 1 to 5 years. The financial results of the acquisition are included in our unaudited Condensed Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the six months ended June 30, 2013, as compared to those policies disclosed in the Annual Report.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following tables present our results of operations for the three months ended June 30, 2013 and 2012, and as a percentage of total revenue:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$44,570	$41,103
Software and services	12,920	8,206
Total revenue	57,490	49,309
Cost of revenue	13,809	9,628
Gross profit	43,681	39,681
Operating expenses:
Sales and marketing	20,961	18,358
Product and web site development	9,583	9,477
General and administrative	11,985	10,162
Amortization of intangible assets	1,063	397
Total operating expenses	43,592	38,394

Operating income	89	1,287

Interest expense, net	(13)	—
Earnings of unconsolidated joint venture	463	221
Other expense, net	(8)	(17)

Income before income taxes	531	1,491
Income tax expense	65	47
Net income	466	1,444
Convertible preferred stock dividend and related accretion	—	(24)
Net income applicable to common stockholders	$466	$1,420

	Three Months Ended June 30,
	2013	2012
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	83%
Software and services	22%	17%
Total revenue	100%	100%
Cost of revenue	24%	20%
Gross profit	76%	80%
Operating expenses:
Sales and marketing	36%	37%
Product and web site development	17%	19%
General and administrative	21%	21%
Amortization of intangible assets	2%	1%
Total operating expenses	76%	78%

Operating income	0%	2%

Interest expense, net	0%	0%
Earnings of unconsolidated joint venture	1%	1%
Other expense, net	0%	0%

Income before income taxes	1%	3%
Income tax expense	0%	0%
Net income	1%	3%
Convertible preferred stock dividend and related accretion	0%	0%
Net income applicable to common stockholders	1%	3%

Revenue

Revenue increased $8.2 million, or 17%, to $57.5 million for the three months ended June 30, 2013, compared to $49.3 million for the three months ended June 30, 2012.

Revenue attributable to our Consumer Advertising products increased $3.5 million, or 8%, to $44.6 million for the three months ended June 30, 2013, compared to $41.1 million for the three months ended June 30, 2012.  The increase in revenue was primarily due to increases in listing advertisements in our realtor.com® business and our Co-BrokeTM product, along with increases from our Relocation.com acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).

Revenue for our Software and Services products increased $4.7 million, or 57%, to $12.9 million for the three months ended June 30, 2013, compared to $8.2 million for the three months ended June 30, 2012.  The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

Cost of revenue increased $4.2 million, or 43%, to $13.8 million for the three months ended June 30, 2013, compared to $9.6 million for the three months ended June 30, 2012.  The increase was primarily due to a $3.0 million increase in lead acquisition costs related to our newer TigerLead® and Relocation.com businesses.  In addition, there was a $0.3 million increase in hosting and imaging expenses, a $0.3 million increase in personnel-related costs, a $0.2 million increase in software and hardware costs, a $0.2 million increase in depreciation expense and a $0.2 million increase in credit card processing fees.

Gross margin percentage was 76% for the three months ended June 30, 2013, compared to 80% for the three months ended June 30, 2012 primarily due to the lower margins associated with the newer TigerLead® and Relocation.com businesses.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $2.6 million, or 14%, to $21.0 million for the three months ended June 30, 2013, compared to $18.4 million for the three months ended June 30, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com®.  This increase was mainly due to increases in brand and consumer marketing expense of $1.2 million, an increase in personnel-related costs of $1.1 million and other cost increases of $0.3 million.  We expect to continue to incur higher marketing costs through the remainder of 2013 as compared to 2012.

Product and web site development. Product and web site development expenses increased $0.1 million, or 1%, to $9.6 million for the three months ended June 30, 2013, compared to $9.5 million for the three months ended June 30, 2012.  Consulting and personnel-related costs increased $0.9 million as we continue to invest in new product initiatives.  This increase was partially offset by additional capitalized development costs of $0.8 million during the three months ended June 30, 2013 related to building new functionality in several product offerings, including our mobile platforms.

General and administrative. General and administrative expenses increased $1.8 million, or 18%, to $12.0 million for the three months ended June 30, 2013, compared to $10.2 million for the three months ended June 30, 2012.  The increase was primarily due to increases in personnel-related costs of $1.3 million, including a $0.5 million increase in stock-based compensation primarily due to grants to senior management of newly acquired businesses, and other miscellaneous cost increases of $0.5 million.

Amortization of intangible assets. Amortization of intangible assets increased $0.7 million to $1.1 million for the three months ended June 30, 2013, compared to $0.4 million for the three months ended June 30, 2012.  This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012 and during the second quarter of 2013.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Cost of revenue	$85	$68
Sales and marketing	587	904
Product and web site development	747	526
General and administrative	1,457	899
Total stock-based compensation and charges	$2,876	$2,397

Stock-based compensation and charges increased $0.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to grants of time-based restricted stock units to senior members of newly acquired businesses pursuant to employment agreements, as well as additional grants of time-based restricted stock units to key employees.

Interest Expense, Net

Interest expense, net remained relatively constant for the three months ended June 30, 2013 and 2012.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.2 million to $0.5 million for the three months ended June 30, 2013, compared to $0.2 million for the three months ended June 30, 2012.  The increase was primarily due to the elimination of amortization expense in the joint venture from an intangible asset that was fully amortized at the end of fiscal 2012.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended June 30, 2013 and 2012.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the three months ended June 30, 2013 and 2012, income tax expense was computed at the estimated annual effective tax rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Six Months Ended June 30, 2013 and 2012

The following tables present our results of operations for the six months ended June 30, 2013 and 2012, and as a percentage of total revenue:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$86,718	$80,548
Software and services	25,010	16,502
Total revenue	111,728	97,050
Cost of revenue	26,497	19,273
Gross profit	85,231	77,777
Operating expenses:
Sales and marketing	40,804	35,770
Product and web site development	19,429	18,191
General and administrative	23,523	21,050
Amortization of intangible assets	2,062	794
Total operating expenses	85,818	75,805

Operating (loss) income	(587)	1,972

Interest (expense) income, net	(27)	1
Earnings of unconsolidated joint venture	1,065	420
Other expense, net	(35)	(69)

Income before income taxes	416	2,324
Income tax expense	50	72
Net income	366	2,252
Convertible preferred stock dividend and related accretion	—	(942)
Net income applicable to common stockholders	$366	$1,310

	Six Months Ended June 30,
	2013	2012
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	83%
Software and services	22%	17%
Total revenue	100%	100%
Cost of revenue	24%	20%
Gross profit	76%	80%
Operating expenses:
Sales and marketing	37%	37%
Product and web site development	17%	18%
General and administrative	21%	22%
Amortization of intangible assets	2%	1%
Total operating expenses	77%	78%

Operating (loss) income	-1%	2%

Interest (expense) income, net	0%	0%
Earnings of unconsolidated joint venture	1%	0%
Other expense, net	0%	0%

Income before income taxes	0%	2%
Income tax expense	0%	0%
Net income	0%	2%
Convertible preferred stock dividend and related accretion	0%	-1%
Net income applicable to common stockholders	0%	1%

Revenue

Revenue increased $14.7 million, or 15%, to $111.7 million for the six months ended June 30, 2013, compared to $97.1 million for the six months ended June 30, 2012.

Revenue attributable to our Consumer Advertising products increased $6.2 million, or 8%, to $86.7 million for the six months ended June 30, 2013, compared to $80.5 million for the six months ended June 30, 2012.  The increase in revenue was primarily due to increases in listing advertisements in our realtor.com® business and our Co-BrokeTM product, along with increases from our Relocation.com acquisition, partially offset by revenue decreases from our featured products (i.e. Featured Homes, Featured Area Community and Buyer Assist).

Revenue for our Software and Services products increased $8.5 million, or 52%, to $25.0 million for the six months ended June 30, 2013, compared to $16.5 million for the six months ended June 30, 2012.  The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

Cost of revenue increased $7.2 million, or 38%, to $26.5 million for the six months ended June 30, 2013, compared to $19.3 million for the six months ended June 30, 2012.  The increase was primarily due to a $5.5 million increase in lead acquisition costs related to our newer TigerLead® and Relocation.com businesses.  In addition, there was a $0.4 million increase in personnel-related costs, a $0.4 million increase in hosting and imaging costs, a $0.3 million increase in credit card processing fees, a $0.3 million increase in depreciation expense, and $0.3 million in other cost increases.

Gross margin percentage was 76% for the six months ended June 30, 2013, compared to 80% for the six months ended June 30, 2012, primarily due to the lower margins associated with the newer TigerLead® and Relocation.com businesses.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $5.0 million, or 14%, to $40.8 million for the six months ended June 30, 2013, compared to $35.8 million for the six months ended June 30, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com® during the period.  This increase included increases in personnel-related costs of $2.8 million, a $1.8 million increase in brand and consumer marketing expense, and other cost increases of $0.4 million.  We expect to continue to incur higher marketing costs through the remainder of 2013 as compared to 2012.

Product and web site development. Product and web site development expenses increased $1.2 million, or 7%, to $19.4 million for the six months ended June 30, 2013, compared to $18.2 million for the six months ended June 30, 2012.  The increase was primarily due to increases in consulting and personnel-related costs of $2.6 million as we continue to invest in new product initiatives.  This increase was partially offset by additional capitalized development costs of $1.3 million during the six months ended June 30, 2013 related to building new functionality in several product offerings, including our mobile platforms.

General and administrative. General and administrative expenses increased $2.5 million, or 12%, to $23.5 million for the six months ended June 30, 2013, compared to $21.1 million for the six months ended June 30, 2012.  The increase was primarily due to increases in personnel-related costs of $2.5 million, including a $1.2 million increase in stock-based compensation primarily due to grants to senior management of newly acquired businesses, a $0.3 million increase in rent expense related to the relocation of our corporate office in San Jose, California, and other cost increases of $0.2 million.  These increases were partially offset by a $0.3 million decrease in litigation-related charges that occurred in the six months ended June 30, 2012, and a $0.2 million decrease in bad debt expense primarily due to a significant media customer filing bankruptcy during the six months ended June 30, 2012.

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million to $2.1 million for the six months ended June 30, 2013, compared to $0.8 million for the six months ended June 30, 2012.  This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012 and in the second quarter of 2013.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cost of revenue	$187	$122
Sales and marketing	1,098	1,193
Product and web site development	1,327	885
General and administrative	2,887	1,660
Total stock-based compensation and charges	$5,499	$3,860

Stock-based compensation and charges increased $1.6 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to grants of time-based restricted stock units to senior management of newly acquired businesses pursuant to employment agreements, as well as additional grants of time-based restricted stock units to key employees.

Interest (Expense) Income, Net

Interest (expense) income, net remained relatively constant for the six months ended June 30, 2013 and 2012.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.6 million to $1.1 million for the six months ended June 30, 2013, compared to $0.4 million for the six months ended June 30, 2012. The increase was primarily due to the elimination of amortization expense in the joint venture from an intangible asset that was fully amortized at the end of fiscal 2012.

Other Expense, Net

Other expense, net remained relatively constant for the six months ended June 30, 2013 and 2012.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the six months ended June 30, 2013 and 2012, income tax expense was computed at the estimated annual effective tax rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities of $10.3 million for the six months ended June 30, 2013, was attributable to net income of $0.4 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $11.7 million and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $2.4 million change in operating assets and liabilities.

Net cash provided by operating activities of $8.7 million for the six months ended June 30, 2012, was attributable to net income of $2.3 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $9.6 million and a $0.2 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $3.4 million change in operating assets and liabilities.

Net cash used in investing activities of $8.1 million for the six months ended June 30, 2013, was primarily attributable to capital expenditures of $6.4 million, and acquisitions, net of cash acquired of $2.3 million, partially offset by a cash distribution representing a return on our investment in an unconsolidated joint venture of $0.6 million.

Net cash used in investing activities of $3.4 million for the six months ended June 30, 2012, was primarily attributable to capital expenditures of $4.1 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.7 million.

Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2013, was primarily attributable to proceeds from the exercise of stock options of $4.3 million, partially offset by repurchases of our common stock of $1.0 million, and tax withholdings related to net share settlements of equity awards of $0.6 million.

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

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of June 30, 2013, we have repurchased 84,054 shares of our outstanding common stock in the open market for approximately $1.0 million since the inception of the Program.

We are party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million, available until August 31, 2013.  At June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the revolving line of credit.  The revolving line of credit requires interest payments based on the BBA LIBOR Rate plus 2.5%.  There is an unused commitment fee of 0.2% on any unused portion of the line of credit, payable quarterly.  Additionally, there is a 0.5% annual fee payable if our average aggregate monthly deposit and investment balances with the financial institution fall below $35.0 million.  Among financial and other covenants, the revolving line of credit agreement provides that we must:  maintain tangible net worth of $50.0 million; maintain minimum unrestricted, unencumbered marketable securities, cash and cash equivalents of the lesser of $20.0 million or 125% of the outstanding principal balance of the line of credit; and maintain adjusted EBITDA of $17.0 million on a twelve-month rolling basis.  We were in compliance with these covenants as of June 30, 2013.  The revolving line of credit is collateralized by our cash deposits, accounts receivable, investments, property and equipment and general intangibles we now or subsequently own.  In addition, we have pledged the capital stock of our current and future subsidiaries as further collateral for the revolving line of credit.

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

Item 4.                      Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.                      Legal Proceedings

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 16, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.             Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report as filed with the United States Securities and Exchange Commission (“SEC”) on February 22, 2013, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the six months ended June 30, 2013, compared to the risk factors set forth in the Annual Report.

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

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of June 30, 2013, we repurchased 84,054 shares of our outstanding common stock in the open market for approximately $1.0 million since the inception of the Program.

The following table provides information regarding our purchases of our common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
4/1/13—4/30/13	—	—	—	$20,000
5/1/13—5/31/13	—	—	—	$20,000
6/1/13—6/30/13	84,054	$12.01	84,054	$18,990
Total	84,054	$12.01	84,054

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mine Safety Disclosures

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit No.	Description

3.01.1

Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (File No. 000-26659).)

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

3.02.1

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 28, 2006 (File No. 000-26659).), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)

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

10.94	Amendment to the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101 .INS*	XBRL Instance Document. (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document. (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document. (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document. (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document. (Furnished herewith.)

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

Date: August 2, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.01.1

Restated Certificate of Incorporation of Move, Inc., dated June 23, 2005, as amended by the Certificate of Amendment dated June 22, 2006. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (File No. 000-26659).)

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

3.02.1

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 28, 2006 (File No. 000-26659).), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)

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

10.94	Amendment to the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101 .INS*	XBRL Instance Document. (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document. (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document. (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document. (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document. (Furnished herewith.)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.