Form 10-Q
period 2013-09-30
MOVE INC
filed 2013-10-31
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐          No ☒

At October 25, 2013, the registrant had 39,054,898 shares of its common stock outstanding.

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

PART I.       FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,672	$27,122
Accounts receivable, net	12,494	11,759
Other current assets	8,376	7,215
Total current assets	134,542	46,096

Property and equipment, net	23,198	21,975
Investment in unconsolidated joint venture	5,390	4,924
Goodwill, net	39,030	38,560
Intangible assets, net	23,052	24,444
Other assets	3,485	870
Total assets	$228,697	$136,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,673	$4,741
Accrued expenses	22,583	20,512
Deferred revenue	7,705	8,520
Total current liabilities	36,961	33,773

Convertible senior notes	81,670	—
Other noncurrent liabilities	5,271	5,086
Total liabilities	123,902	38,859

Commitments and contingencies (see note 17)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	39	39
Additional paid-in capital	2,138,529	2,132,189
Accumulated other comprehensive income	160	219
Accumulated deficit	(2,033,933)	(2,034,437)
Total stockholders’ equity	104,795	98,010
Total liabilities and stockholders’ equity	$228,697	$136,869

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$58,825	$49,446	$170,553	$146,496
Cost of revenue	13,766	10,236	40,263	29,509
Gross profit	45,059	39,210	130,290	116,987

Operating expenses:
Sales and marketing	20,955	17,235	61,759	53,005
Product and web site development	9,894	9,412	29,323	27,603
General and administrative	12,209	10,464	35,732	31,514
Amortization of intangible assets	1,110	500	3,172	1,294
Total operating expenses	44,168	37,611	129,986	113,416
Operating income	891	1,599	304	3,571
Interest expense, net	(917)	(1)	(944)	—
Earnings of unconsolidated joint venture	585	290	1,650	710
Other expense, net	(46)	—	(81)	(69)
Income from operations before income taxes	513	1,888	929	4,212
Income tax expense	375	103	425	175

Net income	138	1,785	504	4,037
Convertible preferred stock dividend and related accretion	—	—	—	(942)
Net income applicable to common stockholders	$138	$1,785	$504	$3,095

Basic net income per share applicable to common stockholders	$0.00	$0.05	$0.01	$0.08

Diluted net income per share applicable to common stockholders	$0.00	$0.04	$0.01	$0.08

Shares used to calculate basic and diluted income per share applicable to common stockholders:
Basic	39,061	38,798	39,215	38,661

Diluted	41,482	39,895	40,913	39,660

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$138	$1,785	$504	$4,037
Other comprehensive income (loss):
Foreign currency translation income (loss)	3	11	(59)	(21)
Total other comprehensive income (loss)	3	11	(59)	(21)
Total comprehensive income	$141	$1,796	$445	$4,016

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$504	$4,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,680	7,195
Amortization of intangible assets	3,172	1,294
Amortization of debt discount and issuance costs	516	—
Provision for doubtful accounts	445	486
Stock-based compensation and charges	8,241	5,856
Earnings of unconsolidated joint venture	(1,650)	(710)
Return on investment in unconsolidated joint venture	602	255
Other noncash items	(5)	(40)

Changes in operating assets and liabilities:
Accounts receivable	(1,180)	(1,100)
Other assets	(932)	(144)
Accounts payable and accrued expenses	4,114	2,816
Deferred revenue	(722)	(1,163)
Net cash provided by operating activities	20,785	18,782

Cash flows from investing activities:
Purchases of property and equipment	(8,957)	(6,672)
Proceeds from sale of assets	—	9
Acquisitions, net of cash acquired	(2,250)	(22,000)
Return of investment in unconsolidated joint venture	582	724
Net cash used in investing activities	(10,625)	(27,939)

Cash flows from financing activities:
Principal payments on loan payable	(19)	(82)
Proceeds from issuance of convertible senior notes, net of issuance costs	96,608	—
Redemption of convertible preferred stock	—	(49,044)
Payment of dividend on convertible preferred stock	—	(882)
Proceeds from exercise of stock options	8,216	3,060
Tax payments related to net share settlements of equity awards	(2,405)	(529)
Repurchase of common stock	(26,010)	(69)
Net cash provided by (used in) financing activities	76,390	(47,546)

Change in cash and cash equivalents	86,550	(56,703)

Cash and cash equivalents, beginning of period	27,122	87,579

Cash and cash equivalents, end of period	$113,672	$30,876

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

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on February 22, 2013.  The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the operating results expected for the full year ending December 31, 2013.

3.  New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.  An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company is currently evaluating ASU 2013-11, but does not anticipate that the implementation of this guidance will have a material impact on its consolidated financial statements.

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

The following table summarizes the Company’s revenues by product category within its single reportable operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue
Consumer advertising	$45,630	$40,113	$132,348	$120,661
Software and services	13,195	9,333	38,205	25,835
Total revenue	$58,825	$49,446	$170,553	$146,496

6.  Investment in Unconsolidated Joint Venture

As of September 30, 2013 and December 31, 2012, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $5.4 million and $4.9 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively, and was included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized income statement information for BDX follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Revenue	$5,317	$4,710	$14,902	$13,684

Costs and expenses:
Cost of revenue	889	807	2,467	2,382
Operating expenses	3,218	3,298	9,000	9,793
	4,107	4,105	11,467	12,175
Income before income taxes	1,210	605	3,435	1,509

Income tax expense	40	26	135	89
Net income	$1,170	$579	$3,300	$1,420

The Company received cash distributions of $1.2 million and $1.0 million from BDX during the nine months ended September 30, 2013 and 2012, respectively.

7.  Convertible Senior Notes

In August 2013, the Company issued 2.75% convertible senior notes due September 1, 2018 (the “Notes”) with a principal amount of $100.0 million.  Interest is payable in cash in arrears at a fixed rate of 2.75% on March 1 and September 1 of each year, beginning on March 1, 2014.  The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.  The Company cannot redeem the Notes prior to maturity.

The terms of the Notes are governed by an indenture by and between the Company and U.S. Bank National Association, as Trustee (the “Indenture”).  The Notes are unsecured, unsubordinated obligations and do not contain any financial covenants or any restrictions pertaining to the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.  Upon conversion, holders of the Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

For the Notes, the initial conversion rate is 53.2907 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $18.77 per share of common stock, subject to adjustment.  Prior to the close of business on June 1, 2018, the conversion is subject to the satisfaction of certain conditions as described below.

Holders of the Notes who convert their notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate.  Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest.

Holders of the Notes may convert all or a portion of their notes prior to the close of business on June 1, 2018, in multiples of $1,000 principal amount, only under the following circumstances:

•                  during any fiscal quarter commencing after the quarter ending on December 31, 2013, if the last reported sale price of the Company’s common stock for at least twenty trading days during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective notes on each applicable trading day;

•                  during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the respective notes on such trading day; or

•                  upon the occurrence of specified corporate events as noted in the Indenture.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature.  The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes.  This difference represents a debt discount that is amortized to interest expense over the term of the Notes.  The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the “issuance costs”) related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values.  Issuance costs, including fees paid to underwriters who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within other assets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within “Additional paid-in capital” in the unaudited Condensed Consolidated Balance Sheets.  For the Notes, the Company recorded issuance costs of $2.8 million and $0.6 million to the liability component and equity component, respectively.  Interest cost related to the amortization expense of the issuance costs associated with the liability component was $0.1 million in the three months ended September 30, 2013.

The Notes consisted of the following (in thousands):

September 30, 2013
Principal amounts:
Principal	$100,000
Unamortized debt discount(1)	(18,330)
Net carrying amount	$81,670

Carrying amount of the equity component(2)	$18,138

(1)Included in the unaudited Condensed Consolidated Balance Sheets within “Convertible senior notes,” and is amortized over the remaining life of the Notes on an effective interest rate basis.

(2)Included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital,” net of $0.6 million in issuance costs.

As of September 30, 2013, the remaining life of the Notes was 59 months. The Company applies the treasury stock method to determine the potential dilutive effect of the Notes on net income per share as a result of the Company’s intent and stated policy to settle the principal amount of the Notes in cash.

The following table sets forth total interest expense recognized related to the Notes (in thousands, except effective interest rate):

Three and Nine Months Ended September 30, 2013
Contractual interest expense	$390
Interest cost related to amortization of debt issuance costs	70
Interest cost related to amortization of the debt discount	446

Effective interest rate of the liability component	7.9%

The initial net proceeds from the sale of the Notes were $96.6 million after deducting the issuance costs paid by the Company.  In connection with the sale of the Notes, the Company purchased 1,798,561 shares of its outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.  The Company intends to use the remainder of the net proceeds of the Notes for general corporate purposes and potential future acquisitions and strategic transactions.

8.  Fair Value Measurements

Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring the fair value of assets and liabilities under GAAP, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

•                  Level 1:  Fair value determined based on quoted prices in active markets for identical assets or liabilities.

•                  Level 2:  Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

•                  Level 3:  Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

As of September 30, 2013, the Company’s cash and cash equivalent balances were held in unrestricted demand deposit accounts or invested in U.S. treasury bills with original maturity dates of three months or less for which fair value is determined using quoted market prices.  The cash equivalent balances are measured at fair value on a recurring basis and are classified as level 1 in the fair value hierarchy.

As of December 31, 2012, all of the Company’s cash balances were held in unrestricted demand deposit accounts.  The Company had no cash equivalents at that date.  Accordingly, no adjustments to fair value were necessary.

Certain assets and liabilities are measured at fair value on a nonrecurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At September 30, 2013 and December 31, 2012, the Company had no significant nonfinancial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value were as follows (in thousands):

	September 30, 2013
	Carrying Amount	Estimated Fair Value(1)
Convertible senior notes	$81,670	$116,750

(1) The fair value of the Notes is based upon the market value of comparable notes inclusive of the conversion feature, which was originally allocated for reporting purposes at $18.8 million, and is included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital.”

The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on September 30, 2013.

Based on the closing price of the Company’s common stock of $16.96 on September 30, 2013, the if-converted value of the Notes was less than their principal amounts.

9.  Revolving Line of Credit

The Company was previously party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million.  The revolving line of credit agreement was terminated in August 2013 in conjunction with the issuance of the Notes.  There were no amounts outstanding under the revolving line of credit immediately prior to its termination.

10.  Goodwill and Intangible Assets

Goodwill totaled $39.0 million and $38.6 million at September 30, 2013 and December 31, 2012, respectively, with no accumulated impairment losses.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of trade names, trademarks and domain names used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand and domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, noncontractual customer relationships, and other miscellaneous agreements.  The definite-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$1,530	$607	$530	$521
Content syndication agreements	3,800	2,301	3,800	1,731
Purchased technology	9,200	3,087	8,600	1,983
Customer relationships	8,630	1,719	8,630	835
Other	3,583	2,607	3,403	2,079
Total definite-lived intangible assets	26,743	10,321	24,963	7,149
Trade names, trademarks, and domain names	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$33,373	$10,321	$31,593	$7,149

Amortization expense for the Company’s intangible assets was $1.1 million and $0.5 million for the three months ended September 30, 2013 and 2012, and $3.2 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,	Expense
2013 (remaining 3 months)	$1,111
2014	4,145
2015	3,349
2016	2,301
2017	2,233

11.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges associated with stock option, restricted stock and restricted stock unit grants to employees and nonemployees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$74	$71	$261	$193
Sales and marketing	648	361	1,746	1,554
Product and web site development	723	527	2,050	1,412
General and administrative	1,297	1,037	4,184	2,697
Total stock-based compensation and charges	$2,742	$1,996	$8,241	$5,856

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free interest rates	1.38%	0.59%-0.67%	0.69%-1.41%	0.59%-1.04%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	75%	70%-75%	75%

The total cost recognized related to stock option awards was $1.1 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the total cost recognized related to stock option awards was $3.4 million and $4.0 million, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to the nonemployee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  The Company granted 45,959 and 52,265 shares of restricted stock to the nonemployee members of its Board of Directors during the nine months ended September 30, 2013 and 2012, respectively.  These shares, subject to certain terms and restrictions, will vest over three years from the date of grant.  The aggregate grant date fair value associated with the issuance of these shares was $0.5 million for the nine months ended September 30, 2013 and 2012.  The total cost recognized for restricted stock awards granted to members of its Board of Directors was $0.1 million for the three months ended September 30, 2013 and 2012, and $0.3 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period.  The total cost recognized for restricted stock awards granted to employees was $0.2 million for the three months ended September 30, 2013 and 2012, and $0.6 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there were 402,229 shares of nonvested restricted stock outstanding that were granted pursuant to restricted stock awards with an aggregate grant date fair value of $3.2 million.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the nine months ended September 30, 2013, the Company granted 939,386 restricted stock units with a grant date fair value of $9.8 million, which is being amortized over the four-year vesting period.  During the nine months ended September 30, 2012, the Company granted 915,485 restricted stock units with a grant date fair value of $7.6 million, which is being amortized over the vesting period.  In addition, there were 273,420 restricted stock units with a grant date fair value of $2.2 million provided to members of Tiger Lead Solution’s senior management pursuant to employment agreements, which were fully vested as of September 30, 2013.  The total cost recognized for time-vested restricted stock units was $1.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $3.8 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there were 1,506,833 nonvested restricted stock units outstanding with an aggregate grant date fair value of $14.5 million.

12.  Redemption of Series B Convertible Participating Preferred Stock

In March 2012, the Company elected to redeem all of the outstanding shares of the Company’s Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”), approximately 49,044 shares, for a total redemption price of $49.5 million, including $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption.  In March 2012, the Company and Elevation Partners, L.P. and Elevation Side Fund, LLC (together, “Elevation”) agreed on certain timing and procedural matters to facilitate the redemption.  As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B Preferred Stock of $0.4 million, which is included in “Convertible preferred stock dividend and related accretion” within the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012.  The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012.

13.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.  As of September 30, 2013, the Company has repurchased 84,054 shares of its outstanding common stock in the open market for $1.0 million since the inception of the Program.

Additionally, on August 12, 2013, in connection with the issuance of the Notes, the Company purchased 1,798,561 shares of its outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

14.  Net Income Per Share

Basic net income per share is computed by dividing the net income applicable to common stockholders for the period by the weighted-average number of common shares outstanding.  Diluted net income per share is computed by giving effect to all potential weighted-average dilutive common stock, including stock options, restricted stock, restricted stock units and convertible senior notes.  The dilutive effect of outstanding stock options, restricted stock and restricted stock units, and the convertible senior notes is reflected in diluted net income per share by application of the treasury stock method.  Shares associated with stock options, restricted stock, restricted stock units and convertible senior notes are not included to the extent they are antidilutive.

The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$138	$1,785	$504	$4,037
Convertible preferred stock dividend and related accretion	—	—	—	(942)
Net income applicable to common stockholders	$138	$1,785	$504	$3,095

Denominator:
Basic weighted-average shares outstanding	39,061	38,798	39,215	38,661
Add: dilutive effect of options and restricted stock	2,421	1,097	1,698	999
Fully diluted weighted-average shares outstanding	41,482	39,895	40,913	39,660

Basic net income per share applicable to common stockholders	$0.00	$0.05	$0.01	$0.08

Diluted net income per share applicable to common stockholders	$0.00	$0.04	$0.01	$0.08

Because their effect would be anti-dilutive, the denominator in the above computation of diluted income per share excludes “out-of-the-money” stock options of 794,721 and 951,621, for the three and nine months ended September 30, 2013, respectively, and 3,803,142 and 3,815,642 for the three and nine months ended September 30, 2012, respectively.

The Notes did not have a dilutive effect in the above calculation of diluted income per share for the three and nine months ended September 30, 2013.

15.  Related-Party Transactions

The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million for the three months ended September 30, 2013 and 2012, and $1.5 million for the nine months ended September 30, 2013 and 2012.  As of September 30, 2013 and December 31, 2012, the Company had balances due to the NAR of $0.5 million and $0.4 million which are included in “Accounts payable” and “Accrued expenses,” respectively, within the unaudited Condensed Consolidated Balance Sheets.

16.  Income Taxes

As a result of historical net operating losses, the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three and nine months ended September 30, 2013 and 2012, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  For the three and nine months ended September 30, 2013, income tax expense was computed at the year-to-date actual effective tax rate.  For the three and nine months ended September 30, 2012, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision.

During the three and nine months ended September 30, 2013 and 2012, income tax expense differed from the income tax expense expected at the statutory rate primarily due to the release of a valuation allowance previously recorded against the deferred tax benefits generated from prior year net operating losses, certain nondeductible items, state income taxes, and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  Based on management’s assessment, the Company has placed a valuation reserve against its remaining deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more-likely-than-not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of September 30, 2013, due to the Company’s recent history of losses, management could not conclude that it is more-likely-than-not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its remaining deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

As of September 30, 2013, the Company does not have any accrued interest or penalties related to uncertain tax positions.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2013 and 2012.  The tax years 1993—2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

17.  Commitments and Contingencies

Legal Proceedings

The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 17.  From time to time, the Company is party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business.  However, as of the date of this Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor.  On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment of non-infringement of the patent.  On March 27, 2012, REAL appealed the District Court’s summary judgment order.  On March 4, 2013, the Circuit Court issued its opinion affirming the District Court’s ruling of no direct infringement of the patent by the Company, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai Technologies, Inc. v. Limelight Network, Inc., 692 F.3d 1301 (Fed. Cir. 2012) (S.Ct. Cert. No. 12-960).  The Company filed a motion for rehearing to the Circuit Court on May 3, 2013.  On June 12, 2013, the Circuit Court denied the Company’s motion and remanded the case to the District Court.  On August 19, 2013, the District Court stayed the case pending the decision on the writ of certiorari in the Akamai case, and further order of the Court.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of these cases.

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

18.  Subsequent Event

On October 15, 2013, the Company acquired all of the outstanding shares of FiveStreet, Inc. which provides a lead consolidation and response tool for agents, agent-teams and brokerages.  The software consolidates leads from various lead providers, including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads.  The purchase price was $4.8 million in cash, $3.8 million of which was paid upon closing, with the remainder to be paid in two equal installments on the first and second anniversaries of the acquisition date. The financial results of the acquisition will be included in the Company’s Consolidated Financial Statements from the date of acquisition.  Pro forma information for this acquisition has not and will not be presented because the effects were not material to the Company’s historical consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact that the Company makes in this Form 10-Q are forward looking.  Generally, you can identify these statements by use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.  In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements.  Forward-looking statements reflect our current expectations, which are inherently uncertain.  The Company’s actual results may differ significantly from our expectations.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), which was filed with the SEC on February 22, 2013, and in other documents we file with the SEC.  This Form 10-Q should be read in conjunction with the Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” within the Annual Report.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Through the collection of assets we have developed over 20 years in this business Move is positioned to address the needs and wants of both consumers and real estate professionals throughout the process of home ownership.  Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the U.S. as well as properties for sale from another 36 countries worldwide.  Our for-sale listing content, comprising over 4 million properties as of September 30, 2013, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display approximately 98% of all for-sale properties listed in the U.S.  We source this content directly from our relationships with more than 800 MLSs across the country, which represents nearly all MLSs, with approximately 90% of the listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  Nearly 25 million users, viewing an average of nearly 390 million pages and spending an average of nearly 318 million minutes on the realtor.com® web site each month over the last twelve-month period, interact with nearly 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 40% more connections between our consumers and real estate professionals during the twelve months ended September 30, 2013, as compared to the prior year.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

Our dual focus on both the consumer and the real estate professional has helped us create and maintain realtor.com® as a distinct advantage in the online real estate space.  For over 20 years, we have provided consumers with access to a highly accurate and comprehensive set of real estate listing data and, as a result, have built relationships within the real estate industry that are both broad and deep.  We expect this industry to continue to progress as new technologies are embraced and as consumers’ needs and wants evolve.  We also expect that real estate professionals, to stay relevant, will likewise need to evolve along with technology, consumers and the market.  We aim to keep realtor.com® positioned to lead this transformation with consumers and real estate professionals at the forefront, and expect to leverage our collection of advertising systems, productivity tools and other assets to do so.

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

Through our realtor.com® web site, mobile applications and business operations, we offer a number of services to real estate franchises, brokers and agents, as well as non-real estate related advertisers, in an effort to connect those advertisers with our consumer audience.  We categorize the products and services available through realtor.com® as listing advertisements and non-listing (“Media”) advertisements.  Listing advertisements are typically sold on a subscription basis, and represent our Showcase, Co-broke and Featured (i.e. Featured Homes, Featured Area Community and Buyer Assist) products.  Pricing models for Media advertisements include cost-per-thousand (“CPM”), cost-per-click (“CPC”), cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

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

Our Consumer Advertising products represented 78% of our overall revenues for the three and nine months ended September 30, 2013, and 81% and 82% of our overall revenues for the three and nine months ended September 30, 2012, respectively.

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

Our Software and Services products represented 22% of our overall revenues for the three and nine months ended September 30, 2013, and 19% and 18% of our overall revenues for the three and nine months ended September 30, 2012, respectively.

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

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  During the third quarter of 2013, the U.S. saw a 12% reduction in the median age of inventory, as well as a 3% reduction in inventory compared to the same period in the prior year.  National median list prices for the third quarter of 2013 increased 6% compared to the third quarter of 2012.

Listings have steadily risen in 2013.  For the month of September, listings increased 23% since their low in February 2013; however, inventory remains constrained.  Despite continual increases in the number of homes listed, overall inventory remains near historical lows and the number of days on market in September actually increased slightly for the fourth consecutive month, from the near-historic low of 79 days in May on a national level to over 90 days in September.

Mortgage rates have recently begun to rise from the levels seen in 2012 and earlier in 2013.  Mortgage rates are still historically low despite these increases.  Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years.  However, there is some speculation that rising mortgage rates may cause banks to expand their financing of home purchases in response to reduced refinancing activity that can result as interest rates rise.  Unemployment rates continue to decline since the beginning of 2013; however, job and wage growth is still tepid and may be impacted by recent and impending changes in fiscal policy.  So, while there are some indicators of an improving housing market, we believe that market conditions could continue to impact spending by real estate professionals in the near term.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2013, as compared to those policies disclosed in the Annual Report.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 17, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.  Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation.  As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made.  Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following tables present our results of operations for the three months ended September 30, 2013 and 2012, and as a percentage of total revenue:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$45,630	$40,113
Software and services	13,195	9,333
Total revenue	58,825	49,446
Cost of revenue	13,766	10,236
Gross profit	45,059	39,210
Operating expenses:
Sales and marketing	20,955	17,235
Product and web site development	9,894	9,412
General and administrative	12,209	10,464
Amortization of intangible assets	1,110	500
Total operating expenses	44,168	37,611

Operating income	891	1,599

Interest expense, net	(917)	(1)
Earnings of unconsolidated joint venture	585	290
Other expense, net	(46)	—

Income before income taxes	513	1,888
Income tax expense	375	103
Net income applicable to common stockholders	$138	$1,785

	Three Months Ended September 30,
	2013	2012
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	81%
Software and services	22%	19%
Total revenue	100%	100%
Cost of revenue	23%	21%
Gross profit	77%	79%
Operating expenses:
Sales and marketing	36%	35%
Product and web site development	17%	19%
General and administrative	21%	21%
Amortization of intangible assets	2%	1%
Total operating expenses	76%	76%

Operating income	1%	3%

Interest expense, net	(2)%	0%
Earnings of unconsolidated joint venture	1%	1%
Other expense, net	0%	0%

Income before income taxes	0%	4%
Income tax expense	0%	0%
Net income applicable to common stockholders	0%	4%

Revenue

Revenue increased $9.4 million, or 19%, to $58.8 million for the three months ended September 30, 2013, compared to $49.4 million for the three months ended September 30, 2012.

Revenue attributable to our Consumer Advertising products increased $5.5 million, or 14%, to $45.6 million for the three months ended September 30, 2013, compared to $40.1 million for the three months ended September 30, 2012.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business, along with increases from our Relocation.com acquisition.  These increases were partially offset by revenue decreases from our Showcase, Featured and PreQual Plus products.

Revenue for our Software and Services products increased $3.9 million, or 41%, to $13.2 million for the three months ended September 30, 2013, compared to $9.3 million for the three months ended September 30, 2012.  The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

Cost of revenue increased $3.5 million, or 34%, to $13.8 million for the three months ended September 30, 2013, compared to $10.2 million for the three months ended September 30, 2012.  The increase was primarily due to a $2.6 million increase in lead acquisition costs related to our newer TigerLead® and Relocation.com businesses.  In addition, there was a $0.3 million increase in personnel-related costs, a $0.2 million increase in depreciation expense, a $0.2 million increase in credit card processing fees and other cost increases of $0.2 million.

Gross margin percentage was 77% for the three months ended September 30, 2013, compared to 79% for the three months ended September 30, 2012, primarily due to the lower margins associated with the newer TigerLead® and Relocation.com businesses.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $3.7 million, or 22%, to $21.0 million for the three months ended September 30, 2013, compared to $17.2 million for the three months ended September 30, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com®. This increase was mainly due to increased personnel-related costs of $2.1 million, an increase in brand and consumer marketing expenses of $1.1 million and an increase in online marketing costs of $0.5 million.  We expect to continue to incur higher marketing costs through the remainder of 2013 as compared to 2012.

Product and web site development. Product and web site development expenses increased $0.5 million, or 5%, to $9.9 million for the three months ended September 30, 2013, compared to $9.4 million for the three months ended September 30, 2012.  This increase was mainly due to increased consulting and personnel-related costs of $1.0 million and other cost increases of $0.3 million as we continue to invest in new product initiatives.  This increase was partially offset by additional capitalized development costs of $0.8 million during the three months ended September 30, 2013 related to building new functionality in several product offerings, including our mobile platforms.

General and administrative. General and administrative expenses increased $1.7 million, or 17%, to $12.2 million for the three months ended September 30, 2013, compared to $10.5 million for the three months ended September 30, 2012.  The increase was primarily due to increases in personnel-related costs of $1.3 million, including a $0.2 million increase in stock-based compensation primarily due to grants to senior management of newly acquired businesses which were fully vested as of September 30, 2013.  In addition, there was a $0.2 million increase in legal fees; and other miscellaneous cost increases of $0.2 million.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million to $1.1 million for the three months ended September 30, 2013, compared to $0.5 million for the three months ended September 30, 2012.  This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012 and during the second quarter of 2013.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Cost of revenue	$74	$71
Sales and marketing	648	361
Product and web site development	723	527
General and administrative	1,297	1,037
Total stock-based compensation and charges	$2,742	$1,996

Stock-based compensation and charges increased $0.7 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to grants of time-based restricted stock units to senior members of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013, as well as additional grants of time-based restricted stock units to key employees.

Interest Expense, Net

Interest expense, net increased to $0.9 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the issuance of the 2.75% convertible senior notes due 2018 (the “Notes”) in August 2013.  We expect interest expense to be higher in the fourth quarter of 2013 due to the impact of a full quarter of expense related to the Notes.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.3 million to $0.6 million for the three months ended September 30, 2013, compared to $0.3 million for the three months ended September 30, 2012.  The increase was primarily due to the elimination of amortization expense in the joint venture from an intangible asset that was fully amortized at the end of fiscal 2012.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended September 30, 2013 and 2012.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the three months ended September 30, 2013 and 2012, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Nine Months Ended September 30, 2013 and 2012

The following tables present our results of operations for the nine months ended September 30, 2013 and 2012, and as a percentage of total revenue:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$132,348	$120,661
Software and services	38,205	25,835
Total revenue	170,553	146,496
Cost of revenue	40,263	29,509
Gross profit	130,290	116,987
Operating expenses:
Sales and marketing	61,759	53,005
Product and web site development	29,323	27,603
General and administrative	35,732	31,514
Amortization of intangible assets	3,172	1,294
Total operating expenses	129,986	113,416

Operating income	304	3,571

Interest expense, net	(944)	—
Earnings of unconsolidated joint venture	1,650	710
Other expense, net	(81)	(69)

Income before income taxes	929	4,212
Income tax expense	425	175
Net income	504	4,037
Convertible preferred stock dividend and related accretion	—	(942)
Net income applicable to common stockholders	$504	$3,095

	Nine Months Ended September 30,
	2013	2012
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	82%
Software and services	22%	18%
Total revenue	100%	100%
Cost of revenue	24%	20%
Gross profit	76%	80%
Operating expenses:
Sales and marketing	36%	36%
Product and web site development	17%	19%
General and administrative	21%	22%
Amortization of intangible assets	2%	1%
Total operating expenses	76%	78%

Operating income	0%	2%

Interest expense, net	(1)%	0%
Earnings of unconsolidated joint venture	1%	1%
Other expense, net	0%	0%

Income before income taxes	0%	3%
Income tax expense	0%	0%
Net income	0%	3%
Convertible preferred stock dividend and related accretion	0%	-1%
Net income applicable to common stockholders	0%	2%

Revenue

Revenue increased $24.1 million, or 16%, to $170.6 million for the nine months ended September 30, 2013, compared to $146.5 million for the nine months ended September 30, 2012.

Revenue attributable to our Consumer Advertising products increased $11.7 million, or 10%, to $132.3 million for the nine months ended September 30, 2013, compared to $120.7 million for the nine months ended September 30, 2012.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business, along with increases from our Relocation.com acquisition. These increases were partially offset by revenue decreases from our Showcase, Featured and PreQual Plus products.

Revenue for our Software and Services products increased $12.4 million, or 48%, to $38.2 million for the nine months ended September 30, 2013, compared to $25.8 million for the nine months ended September 30, 2012.  The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM business, partially offset by a decline in revenues from our Top Producer® product suite.

Cost of Revenue

Cost of revenue increased $10.8 million, or 36%, to $40.3 million for the nine months ended September 30, 2013, compared to $29.5 million for the nine months ended September 30, 2012.  The increase was primarily due to an $8.1 million increase in lead acquisition costs related to our newer TigerLead® and Relocation.com businesses.  In addition, there was a $0.7 million increase in personnel-related costs, a $0.5 million increase in depreciation expense, a $0.5 million increase in hosting and imaging costs, a $0.5 million increase in credit card processing fees, and other cost increases of $0.5 million.

Gross margin percentage was 76% for the nine months ended September 30, 2013, compared to 80% for the nine months ended September 30, 2012, primarily due to the lower margins associated with the newer TigerLead® and Relocation.com businesses.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased $8.8 million, or 17%, to $61.8 million for the nine months ended September 30, 2013, compared to $53.0 million for the nine months ended September 30, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com® during the period.  This increase included increases in personnel-related costs of $4.9 million, a $2.9 million increase in brand and consumer marketing expense, a $0.6 million increase in online marketing costs, a $0.3 million increase in software licensing fees and other cost increases of $0.1 million.  We expect to continue to incur higher marketing costs through the remainder of 2013 as compared to 2012.

Product and web site development. Product and web site development expenses increased $1.7 million, or 6%, to $29.3 million for the nine months ended September 30, 2013, compared to $27.6 million for the nine months ended September 30, 2012.  The increase was primarily due to increases in consulting and personnel-related costs of $3.6 million and other cost increases of $0.2 million as we continue to invest in new product initiatives.  These increases were partially offset by additional capitalized development costs of $2.1 million during the nine months ended September 30, 2013 related to building new functionality in several product offerings, including our mobile platforms.

General and administrative. General and administrative expenses increased $4.2 million, or 13%, to $35.7 million for the nine months ended September 30, 2013, compared to $31.5 million for the nine months ended September 30, 2012.  The increase was primarily due to increases in personnel-related costs of $3.8 million, including a $1.4 million increase in stock-based compensation primarily due to grants to senior management of newly acquired businesses which were fully vested as of September 30, 2013. In addition, there was a $0.4 million increase in rent expense related to the relocation of our corporate office in San Jose, California and to our recently acquired businesses, and a $0.3 million increase in software and hardware costs.  These increases were partially offset by a $0.3 million decrease in litigation-related charges that occurred in the nine months ended September 30, 2012.

Amortization of intangible assets. Amortization of intangible assets increased $1.9 million to $3.2 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012.  This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012 and in the second quarter of 2013.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Cost of revenue	$261	$193
Sales and marketing	1,746	1,554
Product and web site development	2,050	1,412
General and administrative	4,184	2,697
Total stock-based compensation and charges	$8,241	$5,856

Stock-based compensation and charges increased $2.4 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to grants of time-based restricted stock units to senior management of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013, as well as additional grants of time-based restricted stock units to key employees.

Interest Expense, Net

Interest expense, net was $0.9 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.9 million to $1.7 million for the nine months ended September 30, 2013, compared to $0.7 million for the nine months ended September 30, 2012. The increase was primarily due to the elimination of amortization expense in the joint venture from an intangible asset that was fully amortized at the end of fiscal 2012.

Other Expense, Net

Other expense, net remained relatively constant for the nine months ended September 30, 2013 and 2012.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the nine months ended September 30, 2013 and 2012, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities of $20.8 million for the nine months ended September 30, 2013, was attributable to net income of $0.5 million, plus noncash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other noncash items aggregating to $18.4 million, a $1.3 million change in operating assets and liabilities, and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture.

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

Net cash used in investing activities of $10.6 million for the nine months ended September 30, 2013, was primarily attributable to capital expenditures of $8.9 million, and acquisitions, net of cash acquired, of $2.3 million, partially offset by a cash distribution representing a return of our investment in an unconsolidated joint venture of $0.6 million.

Net cash used in investing activities of $27.9 million for the nine months ended September 30, 2012, was primarily attributable to the acquisition, net of cash acquired, of $22.0 million and capital expenditures of $6.7 million, partially offset by a cash distribution representing a return of our investment in an unconsolidated joint venture of $0.7 million.

Net cash provided by financing activities of $76.4 million for the nine months ended September 30, 2013, was primarily attributable to net proceeds of $96.6 million from the issuance of the Notes and proceeds from the exercise of stock options of $8.2 million, partially offset by repurchases of our common stock of $26.0 million and tax withholdings related to net share settlements of equity awards of $2.4 million.

Net cash used in financing activities of $47.5 million for the nine months ended September 30, 2012, was primarily attributable to the redemption of the balance of the Series B convertible preferred stock for $49.0 million, payments of dividends on our Series B convertible preferred stock of $0.9 million, tax withholdings related to net share settlements of equity awards of $0.5 million and repurchases of common stock and principal payments on loan payable totaling $0.1 million, partially offset by proceeds from the exercise of stock options of $3.1 million.

We have generated positive operating cash flows in each of the last three fiscal years.  Our material financial commitments consist of those under operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of September 30, 2013, we have repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.

In August 2013, we issued the Notes with a principal amount of $100.0 million.  Interest is payable in cash in arrears at a fixed rate of 2.75% on March 1 and September 1 of each year, beginning on March 1, 2014.  The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.  We cannot redeem the Notes prior to maturity. Additionally, in connection with the issuance of the Notes, we purchased 1,798,561 shares of our outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

We were previously a party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million.  The revolving line of credit agreement was terminated in August 2013 in conjunction with the issuance of the Notes. There were no amounts outstanding under the revolving line of credit immediately prior to its termination.

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

PART II.     OTHER INFORMATION

Item 1.       Legal Proceedings

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 22, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report and in Note 17, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 22 to the Consolidated Financial Statements in the Annual Report and in Note 17, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.    Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the nine months ended September 30, 2013, compared to the risk factors set forth in the Annual Report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, our Board of Directors authorized a stock repurchase program.  From the inception of the program in February 2011 through the stock repurchase program’s expiration in February 2013, we repurchased 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.

In March 2013, our Board of Directors authorized another stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of September 30, 2013, we repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.

Additionally, on August 12, 2013, in connection with the issuance of the Notes, we purchased 1,798,561 shares of our outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

The following table provides information regarding our purchases of our common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in thousands)
7/1/13—7/31/13	—		—	—	$18,990
8/1/13—8/31/13	1,798,561	(1)	$13.90	—	$18,990
9/1/13—9/30/13	—		—	—	$18,990
Total	1,798,561		$13.90	—

(1)These shares of stock were purchased in privately negotiated transactions in connection with the issuance of the 2.75% convertible senior notes due 2018. These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

4.02

Indenture, dated as of August 12, 2013, between Move, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 13, 2013.)

10.95

Amendment dated July 24, 2013, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly owned subsidiary of the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2013.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL C. GLASER
Rachel C. Glaser
Chief Financial Officer

Date:  October 31, 2013

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

4.02

Indenture, dated as of August 12, 2013, between Move, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 13, 2013.)

10.95

Amendment dated July 24, 2013, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly owned subsidiary of the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2013.)

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