Form 10-K
period 2013-12-31
MOVE INC
filed 2014-02-18
CIK 1085770

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013*	$495,647,109
Number of shares of common stock outstanding as of February 7, 2014	39,291,591

*
Based on the closing price of the common stock of $12.82 per share on June 28, 2013 (as the market was not open on June 30, 2013, the last day of our second quarter), as reported on The NASDAQ Stock Market and, for purposes of this computation only, the assumption that all of the registrant's directors, executive officers and beneficial owners of 10% or more of the registrant's common stock are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

          In accordance with General Instruction G(3) to Form 10-K, certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 2014 Annual Meeting of Stockholders is incorporated by reference into Part III.

MOVE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

PART I

Item 1.    Business

OVERVIEW

        With realtor.com® as our flagship web site and brand, Move, Inc. ("Move", the "Company", "we", "our" or "us") is a leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move's purpose is to help people love where they live. To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

        Through the collection of assets we have developed over 20 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals ("customers") throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

        We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through realtor.com®, consumers have access to over 100 million properties across the United States ("U.S.") as well as properties for sale from another 36 countries worldwide. Our for-sale listing content, comprising over 4 million properties as of December 31, 2013, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline. Through realtor.com® and our mobile applications, we display more than 98% of all for-sale properties listed in the U.S. We source this content directly from our relationships with more than 800 Multiple Listing Services ("MLS") across the country, which represents nearly all MLSs, with approximately 90% of the active listings updated every 15 minutes and the remaining listings updated daily.

        Realtor.com®'s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. More than 27 million users, viewing an average of nearly 440 million pages and spending an average of over 500 million minutes on the realtor.com® web site and mobile applications each month over the last twelve-month period, have exposure to over 400,000 real estate professionals on realtor.com® and our mobile applications. We delivered approximately 35% more connections between consumers and our customers during the year ended December 31, 2013, as compared to the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

        We believe our competitive advantages include the following:

  •
  A large and highly engaged consumer audience in the online real estate marketplace—across multiple consumer platforms, including web, mobile and social;

  •
  Real-estate listing content that is deep, broad, accurate and current;

  •
  Leadership with respect to the volume and depth of industry relationships with brokers, agents, MLSs and other real estate professionals;

  •
  National scope with local expertise;

  •
  An exceptionally high number of connections facilitated between consumers and real estate professionals;

  •
  The largest syndication platform in the U.S. which provides listings to nearly 130 publishers;

  •
  A leading software and services product suite that helps the real estate industry optimize their marketing spend from the point of connection to close; and

  •
  A substantial revenue base.

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

PRODUCTS AND SERVICES

        Our products and services are broadly defined into two groups—Consumer Advertising and Software and Services.

Consumer Advertising

        Our Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through our operation of realtor.com® and other consumer-facing web sites.

realtor.com®

        Realtor.com® is the official web site of the National Association of Realtors (the "NAR"), the largest trade association in the U.S. that represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. The NAR had over one million members as of December 31, 2013. We have an exclusive and perpetual agreement with the NAR for use of realtor.com® in the consumer internet space. Under our agreement with the NAR, we operate realtor.com®, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals, in addition to presenting other property information.

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

Listing Advertisements—Showcase Listing Enhancements, Co-Broke and Featured HomesTM

        Our listing advertisements product line, which includes Showcase Listing Enhancements, Co-Broke and Featured HomesTM, allows real estate agents, brokers and franchises to enhance, prioritize and connect with consumers of for-sale property listings within the realtor.com® web site and mobile applications. Enhancements may include more prominent featuring and prioritization on the search results page, additional photos, virtual tours and video, personalization and branding for the listing agent or broker, and an ability to connect with consumers through web site transfers and phone or email communication. Listing advertisements are typically priced based on the geographic market, the size and engagement of our consumer audience in that market and/or the historical listing count for the past twelve months an agent or broker may have, and are typically sold on a subscription basis.

Non-Listing Advertisements—Display Advertising, Featured CommunityTM and Featured Competitive Market Analysis ("Featured CMATM")

        Our non-listing advertisements product line allows real estate agents, brokers and franchises, as well as non-real estate related advertisers (such as personal banking and mortgage companies, insurance providers, home improvement retailers, moving service providers and other consumer product and service companies) to connect with our highly engaged and valuable consumer audience in the real estate search process. We offer these advertisers a variety of products and services including sponsorships, graphical display advertisements, text links, directories, Featured CommunityTM and Featured CMATM. Pricing models include cost-per-thousand ("CPM"), cost-per-click ("CPC"), cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

Rentals, Senior Housing, Moving.comTM and Doorsteps®

        We separately operate several other web sites providing single family and multi-family rental listings, senior housing and moving-related content and services to our consumer audience. Through our Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and CPC. Through our Moving.comTM business, we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models. In addition, through the acquisition of Doorsteps® in the second quarter of 2013, we now offer homebuyers content, tools and advice along every step of the home buying process and help professionals connect, engage and collaborate with homebuyers during every step of the transaction.

        Our Consumer Advertising products represented 77% of our overall revenues for the fiscal year ended December 31, 2013 and 81% of our overall revenues for fiscal years ended December 31, 2012 and 2011.

Software and Services

        Our Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

SaaS CRM Products

        By offering both realtor.com® advertising systems and productivity and lead management tools through our Top Producer® and TigerLead® SaaS CRM products, we are able to help grow and enrich connections between our customers and consumers, and help our customers better manage those connections in an effort to facilitate transactions and grow their businesses.

        Top Producer® and TigerLead® are our SaaS products providing productivity and lead management tools tailored to real estate agents on a subscription basis. These products complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals' ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products. The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange ("IDX") web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges. The Top Producer® product line also now includes expanded features offered through technology purchased as part of the FiveStreet, Inc. ("FiveStreet") acquisition in the fourth quarter of 2013. FiveStreet's software consolidates leads from over 60 lead providers including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads. It provides agents with a single unified dashboard, ensuring leads aren't lost or overlooked, and provides web and mobile tools for rapid response.

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

        Our Software and Services products represented 23% of our overall revenues for the fiscal year ended December 31, 2013 and 19% of our overall revenues for fiscal years ended December 31, 2012 and 2011.

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

        Our primary competition within realtor.com® falls into two general categories: (i) online real estate media companies; and (ii) offline advertising offerings including newspaper classifieds, direct mail and other traditional offline media. While we do not provide significant offline advertising offerings, we view the companies in this space as competitors for available advertising spend by real estate professionals and non-real estate-related advertisers. Competitors in the online space include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (a subsidiary of Trulia, Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia Inc., Zillow, Inc. (operator of the Yahoo!-Zillow Real Estate Network) and others. Competitors in the offline space include major local newspapers such as the Tribune Company and the Gannett Company, as well as a multitude of local print, direct mail, radio and other traditional offline media.

        The barriers to entry for web-based services and businesses are low. We believe we would have a distinct advantage for some time over emerging or growing online businesses, given the breadth, depth and accuracy of our content, and given the resulting consumer audience we attract and real estate professional relationships we have built. However, we may not be able to maintain that advantage, and existing or future competitors could create other products and services that could be more attractive to consumers and real estate professionals than our products and services.

        Our Software and Services products, including Top Producer®, TigerLead® and ListHubTM, face competition from Market Leader (owned and operated by Trulia, Inc.), CoreLogic's Residential Real Estate productivity tools, Real Estate Digital ("RED"), ALa Mode, Inc. and Fidelity National Information Solutions, Inc., which offer competing solutions to real estate professionals. Top Producer® also competes with horizontal customer relationship management offerings such as Microsoft Corporation's Outlook solution, Best Software Inc.'s ACT! solution, FrontRange Solution, Inc.'s Goldmine product, and Salesforce.com. TigerLead® also competes with lead generation and management product offerings such as BoomTown!, Zurple, Inc., Commissions Inc., and IDX Broker. Certain online media companies such as Classified Ventures, LLC and Market Leader, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer® or TigerLead®. ListHubTM also competes with Point2 Internet Systems Inc., which is also a listing syndicator.

        Our Rentals products compete with Classified Ventures LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). The Rentals products also compete with offline apartment guide publishers such as Classified Ventures, Inc., Primedia Inc. and Network Communications, Inc.

        Our Senior Housing product competes with other web sites that offer comparable products, such as A Place for Mom, Inc., Caring.com and Dominion Enterprises (operator of SeniorOutlook.com).

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

INFRASTRUCTURE AND TECHNOLOGY

        We seek to maintain and enhance our market position with consumers and real estate professionals by building system functionality for, and consumer features into, our web sites and mobile applications, such as search engines for real estate listings and the technologies used to aggregate real estate content. We regard many elements of our web sites and underlying technologies as proprietary, and we attempt to protect these elements and underlying technologies by relying on trademark, service mark, patent, copyright and trade secret laws, restrictions on disclosure and other methods. See "Intellectual Property" below.

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

        Our systems supporting our web sites and mobile applications must accommodate a high volume of user traffic, store a large number of listings and related data, process a significant number of user searches and deliver frequently updated information. Significant increases in utilization of these services could potentially strain the capacity of our computers, causing slower response times or outages. Our systems have been able to respond to increased content and more frequent updates to the content on the sites as well as higher consumer demand. We host all of our web sites, as well as custom broker web pages and the on-line subscription product for Top Producer® in Phoenix, Arizona. See "Risk Factors—Internet Industry Risks" for a more complete description of the risks related to our computer infrastructure and technology.

INTELLECTUAL PROPERTY

        We protect our research, development, technology and other property through a combination of trademarks, copyrights, trade secrets, patents, confidentiality agreements and other contractual means relating to access to or use of our proprietary or confidential information and assets.

        In addition to our exclusive license rights from the NAR to use the realtor.com® mark and brand, our registered trademarks include "Move," "Top Producer" and other marks and logos used in our business. We also have unregistered marks and logos as well as domain names that we use to differentiate our products and services. We will continue to pursue additional trademarks, registrations and domain names if it is cost-effective and appropriate.

        We have nine patents issued in the U.S., which expire between 2016 and 2029. These cover inventions relating to real estate listing search, database creation and updating, managing and closing real estate transactions, lead distribution and management, and mortgage-related tools and methods. We also have seven patent applications pending in the U.S. and Canada which apply to other inventions related to our business and research. We will pursue these applications and additional patents if it is cost-effective and appropriate.

        In addition to intellectual property rights, we also make use of other methods to protect our proprietary or confidential information and assets. These include, for example, web site and mobile application terms of use, download and access agreements, appropriate agreements with our customers, outside consultants, suppliers and advisors and confidentiality and invention agreements with our employees.

        Despite our precautions, our intellectual property is subject to a number of risks that may materially adversely affect our business.

        See "Risk Factors—Risks Related to Our Business" for a description of the risks related to our intellectual property.

EMPLOYEES

        As of December 31, 2013, we had 913 active full-time equivalent employees. We consider our relations with our employees to be good. No employee is represented by a collective bargaining agreement and we have never had a work stoppage. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel and upon the continued service of our senior management and key technical personnel.

        See "Risk Factors—Risks Related to Our Business" for a more complete description of the risks related to our employees.

AVAILABLE INFORMATION

        We file with the U.S. Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other information. In most cases, these documents are available, without charge, on our web site at http://investor.move.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Move, Inc., Investor Relations, 10 Almaden Blvd. Suite 800, San Jose, California 95113. You may also read and copy these documents at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549 under our SEC file number (000-26659), and you may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In most cases, these documents are also available on the SEC's web site at http://www.sec.gov.

Item 1A.    Risk Factors

        Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below. You should consider carefully the following risk factors, which are the material risks currently known by us, and other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We have had a history of net losses and could incur net losses in the future.

        Except for net income of $0.6 million in 2013, $5.6 million in 2012, $7.3 million in 2011, $20.9 million in 2006, and $0.5 million in 2005, we have incurred net losses every year since 1993, including net losses of $15.5 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively. We have an accumulated deficit of $2.0 billion. Current market conditions around residential real estate make it difficult to project if we will become consistently profitable in the future. Furthermore, we continue to make significant changes to our organizational structure and our business models in response to increased competition in the marketplace. While these changes are being implemented with the belief that they will strengthen our business and our market position in the long run, there can be no assurance that these changes will generate additional revenue or a more efficient cost structure, which will be needed to sustain profitability.

We have a significant amount of indebtedness consisting of our convertible senior notes. We may not be able to generate enough cash flow from our operations to service or pay principal on our indebtedness, and we may incur additional indebtedness in the future.

        As of December 31, 2013, our total consolidated indebtedness totaled $82.5 million, all of which constituted indebtedness under our 2.75% convertible senior notes due September 1, 2018 (the "Notes") in the principal amount of $100 million. Our ability to make payments on, and to refinance, the Notes and any future indebtedness, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of the Notes or on their maturity, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to effect any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default with respect to the Notes, the holders of the Notes and/or the trustee under the indenture governing the Notes may accelerate the payment of our obligations under the Notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

        In addition, our indebtedness combined with our other financial obligations and contractual commitments could have other important consequences. For example, it could:

  •
  make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and our industry;

  •
  place us at a competitive disadvantage compared to our competitors who have less debt; and

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

        Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indenture governing the Notes, the risks related to our business and our ability to service our indebtedness would increase.

        In the event the conditional conversion feature of the Notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The terms of our Notes permit us to settle them, upon conversion by the holders thereof, in cash, stock, or a combination thereof. To the extent we use stock for settlement, our existing stockholders may be diluted.

Competition for our services may adversely impact our business.

        Our existing and potential competitors include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that compete for advertising dollars. The real estate search services market, which is the primary market in which we operate, is becoming increasingly competitive. A number of competitors have emerged or intensified their focus on the real estate market. These competitors include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (operator of RealEstate.com and a subsidiary of Trulia, Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia, Inc., Zillow, Inc. (operator of the Yahoo!-Zillow Real Estate Network) and others. In the rentals market these competitors include Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com). Additional competitors operate general interest consumer web sites that offer home, moving and finance content and include Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

        The barriers to entry for web-based services and businesses are low, which means new competitors may easily enter the market. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites. Furthermore, real estate brokers or other web site operators, due to evolving policies, rules, regulatory initiatives, conventions and strategies, might be able to aggregate listing data for display over the Internet in ways comparable to, or more effective than, the realtor.com® web site. Developments such as these could impact how consumers and customers value our content and product offerings on the realtor.com® web site. Also, developments in the real estate search services market might also encourage additional competitors to enter that market. Some of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and it can quickly render our existing technologies less valuable.

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

        We might be unable to interest a sufficient number of new advertisers in purchasing advertising presence on our web sites, or we might fail to retain advertisers who do purchase advertising from us. These circumstances could adversely affect revenue, growth and profitability, could prevent us from effectively monetizing the advertising potential of our web sites, and could limit our ability to make additional investments in our business.

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

        Other factors that could affect our quarterly operating results include those described elsewhere in this Annual Report on Form 10-K, and include:

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

The mortgage, real estate, financial and credit markets recently experienced (and may in the future experience) severe disruption which had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

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

        In recent years, the U.S. residential real estate market experienced a significant downturn due to downward pressure on housing prices, credit constraints inhibiting homebuyers, foreclosures, and an exceptionally large inventory of unsold homes. The effects of this downturn on the housing market have persisted for several years but key market indicators, such as home prices and time on market, suggest that the housing market may have started to improve. However, a number of factors, including rising mortgage prices, could affect such improvement, and, as a result, we cannot predict when the market and related economic forces will return the U.S. residential real estate industry to normal conditions. Until such time, our customers' ability and willingness to advertise, or to continue to advertise, on our web sites could be adversely impacted.

We are, and might continue to be, involved in litigation and other disputes.

        Our business and operations might subject us to claims, litigation and other proceedings brought by private parties and governmental authorities. We are currently involved in several matters, which are described in Note 21, "Commitments and Contingencies—Legal Proceedings," to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

        Litigation might also result from other companies owning or obtaining patents or other intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights, including in the Internet and mobile application industry, and companies in the Internet market are increasingly making claims alleging infringement of their intellectual property rights. We have been in the past, and are currently, involved in intellectual property-related litigation, and we might be involved in these and other disputes in the future, whether to protect our own intellectual property or as a result of our alleged infringement of the intellectual property rights of others. Lawsuits or claims such as these, including those we are currently defending, might result in significant monetary damages against us that could have an adverse effect on our results of operations and our financial position. Moreover, even those disputes that are ultimately resolved in our favor are time-consuming and expensive to resolve and they divert management's time and attention away from other matters. In addition to subjecting us to monetary damages, the threat, adjudication or settlement of any intellectual property dispute could force us to do one or more of the following:

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

        Other companies might own, obtain or claim trademarks that could prevent or limit or interfere with the brands, names or trademarks we use. The realtor.com® web site address and trademark and the REALTOR® trademark are important to our business and are licensed to us by the NAR. If we were to lose the realtor.com® domain name or the use of either of these trademarks, our business would be harmed and we might need to devote substantial resources toward developing an independent brand identity.

        Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights and other proprietary rights in Internet-related businesses and related technology and assets are uncertain and evolving, and we can give no assurance regarding the future strength, weakness, viability or value of any of these rights.

Our intellectual property is subject to a number of risks and an adverse outcome may materially adversely affect our business.

        Our intellectual property is subject to certain risks, including: it may be possible for a third party to copy or otherwise obtain, access or use our proprietary information or technology without authorization, or to develop or obtain similar technology and information independently; we could lose the use of the realtor.com® trademark or domain name, or be unable to protect the other trademarks or web site addresses that are important to our business, and therefore would need to devote substantial resources toward developing an independent brand identity and domain name set; we are and could be in the future subject to litigation with respect to our intellectual property rights or those of third parties providing us with content or other licensed material; we may be required to license additional technology and information from others, which could require substantial expenditures by us; and legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and continue to evolve, and we can give no assurance regarding our ability to protect our intellectual property and other proprietary rights.

Our relationship with the NAR is an important part of our business plan and our business could be harmed if we were to lose the benefits of this relationship.

        The realtor.com® trademark and web site address and the REALTOR® trademark are owned by the NAR. The NAR licenses these trademarks to our subsidiary RealSelect under a license agreement, and RealSelect operates the realtor.com® web site under an operating agreement (as amended) with the NAR. Our operating agreement with the NAR contains a number of provisions that restrict how we operate our business. For example:

  •
  we are restricted in the type and subject matter of advertisements on the realtor.com® web site;

  •
  the NAR has the right to approve how we use its trademarks, and we must comply with its quality standards for the use of these marks; and

  •
  we must meet performance standards relating to the availability time of the realtor.com® web site.

        The NAR also has significant influence over our corporate governance, including the right to have one representative as a member of our board of directors (out of a current total of seven) and two representatives as members of our RealSelect's subsidiary's board of directors (out of a current total of eight). RealSelect also cannot take certain actions, including amending its certificate of incorporation or bylaws, pledging its assets and making changes in its executive officers or board of directors, without the consent of at least one of the NAR's representatives on its board of directors.

        Although the realtor.com® operating agreement is a perpetual agreement, the NAR may terminate it for a variety of reasons. These include:

  •
  the acquisition of us or RealSelect by another party without the NAR's consent;

  •
  if traffic on the realtor.com® site falls below 500,000 unique users per month;

  •
  a substantial decrease in the number of property listings on our realtor.com® site that are provided by REALTORS® and REALTOR®-owned and controlled entities; and

  •
  a breach of any of our other obligations under the agreement that we do not cure within 30 days of being notified by the NAR of the breach.

        If our operating agreement with the NAR was terminated, we would be required to transfer a copy of the software that operates the realtor.com® web site and provide the NAR with copies of our agreements with advertisers and data content providers, such as real estate brokers or MLSs. The NAR would then be able to operate the realtor.com® web site itself or with another third party.

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

        At December 31, 2013, we had gross net operating losses carry forwards ("NOLs") for federal and state income tax purposes of $910.6 million and $223.1 million, respectively, and we could generate NOLs in future years. The federal NOLs will begin to expire in 2017. In 2013, $69.8 million of the state NOLs expired and will continue to expire from 2014 until 2033. Gross net operating loss carry forwards for both federal and state tax purposes might be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. Of the $910.6 million federal NOLs, $149.9 million may belong to members of the Company's group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to us to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

        Utilization of the NOLs may also be subject to an annual limitation due to ownership change limitations that might have occurred, or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and similar state limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future federal taxable income. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50 percentage points of its stock over a three-year period, to utilize its NOLs and certain built-in losses recognized in years after the ownership change. These rules impact any ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

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

Delaware law, our certificate of incorporation and bylaws, and other agreements contain provisions that could discourage a takeover of the Company.

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

        Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending, the overall economy, and regional and local economic conditions in markets where we operate, including interest rates, taxation policies, governmental programs, availability of credit, employment levels, wage and salary levels and fears of terrorist attacks or threats of war.

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

We have risks associated with changing government regulations, including regulation of the real estate and mortgage industries.

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

        In addition, the qualified mortgage rules that went into effect in January 2014 and any changes in legislation or policy that limit or eliminate the mortgage interest deduction for homeowners could adversely affect our business.

We dedicate significant resources to marketing our subscription products and services to real estate professionals and interruptions could be harmful.

        Real estate agents are generally independent contractors of brokerages rather than employees. As a result, it is often necessary for us to communicate with real estate agents on an individual basis when marketing our services, which results in relatively high fixed costs associated with our inside and field-based sales activities. In addition, because we offer services to both real estate brokerages and agents, we are often required to contact brokerages and agents separately when marketing our products and services. Furthermore, if for any reason our marketing to real estate professionals was interrupted, such as by interruptions of web site availability or disruptions to email, telephone or other marketing communication media, whether due to technological reasons, industry changes, third-party conduct or other reasons, this could have a material negative impact on our business.

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

        Experienced computer programmers seeking to intrude or cause harm, or hackers, might attempt to penetrate our network security from time to time, or lapses on the part of our contractors or ourselves in using safeguards and proper processes relating to security could occur. If a hacker were to penetrate our network or systems security, they could destroy, damage or misappropriate credit card, financial, personal, confidential and proprietary content and information, cause interruptions in our services, dilute the value of our offerings to customers and damage our reputation, our customer relationships and the confidence we need customers and consumers to have in us and in our systems. We might be required to expend significant capital and resources to protect against, to respond to, or to alleviate, problems caused by hackers. We also might not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses or other harmful code or files could expose us to system damage, operational disruption, loss of data, regulatory action, litigation and other risks of loss or harm. These events could continue for extended periods of time before being detected or remedied. In addition, insurance might not exist or be adequate to compensate for these circumstances.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain the following principal facilities as of December 31, 2013:

	Location	Square Feet	Lease Expiration
Principal executive and corporate office, product development and marketing	San Jose, CA	32,405	2018
Sales, engineering, finance, legal and human resources	Westlake Village, CA	76,048	2016
Sales, engineering, product development and marketing	Richmond, Canada(1)	67,229	2014
Operations and customer service center	Scottsdale, AZ	46,182	2019
Datacenter	Phoenix, AZ	8,114	2017
Sales and engineering	Los Angeles, CA	5,203	2014
Sales and engineering	Morgantown, WV(2)	3,704	2014
Sales offices	Alexandria, VA	3,431	2014
Sales office	Manhattan, NY	700	2014

(1)
Pursuant to a lease amendment, effective January 1, 2014, the leased space in Richmond, Canada will be reduced to 48,616 square feet and the lease will expire in 2020.

(2)
Pursuant to a new lease and simultaneous cancellation of the existing lease, effective January 2014, the leased space in Morgantown, WV will be increased to 5,148 square feet and the new lease will expire in 2020.

        We believe that our existing facilities and office space are adequate and suitable to meet our current requirements.

Item 3.    Legal Proceedings

        From time to time, we are party to various litigation and administrative proceedings relating to claims arising from our operations in the ordinary course of business. As of the date of this Annual Report on Form 10-K, and except as set forth herein, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

        On November 25, 2009, the District Court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement of the patent. In July 2010, REAL appealed the District Court's claim construction with the Federal Circuit Court of Appeals (the "Circuit Court"). On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

        On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting our motion for summary judgment on our claim of non-infringement of the patent. On March 27, 2012, REAL appealed the District Court's summary judgment order. On March 4, 2013, the Circuit Court issued its opinion affirming the District Court's ruling of no direct infringement of the patent by us, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai Technologies, Inc. v. Limelight Network, Inc., 692 F.3d 1301 (Fed. Cir. 2012) (S.Ct. Cert. No. 12-960). We filed a motion for rehearing to the Circuit Court on May 3, 2013. On June 12, 2013, the Circuit Court denied our motion and remanded the case to the District Court. On January 10, 2014, the U. S. Supreme Court granted writ of certiorari in the Akamai case on the issue of whether the Circuit Court erred in holding that a defendant may be held liable for inducing patent infringement even in the absence of a finding of direct infringement. On February 3, 2014, the District Court entered an order staying the case pending the U.S. Supreme Court decision in the Akamai case. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of these cases.

        In March 2010, Smarter Agent, LLC ("Smarter Agent") filed suit against Move, Inc., against our affiliate, RealSelect, Inc. ("RealSelect"), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that we and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 ("Patents in Suit") by offering an

iPhone application for the realtor.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys' fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office ("PTO"). On September 30, 2010, we filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an initial office action rejecting all claims in the Patents in Suit. Smarter Agent appealed the PTO's rejection to the Patent Trial and Appeals Board. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the court so ordered the stay as requested. We intend to vigorously defend all claims. At this time, however, we are unable to express an opinion on the outcome of this case.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

        Our common stock, $0.001 par value, is traded on the NASDAQ Global Select Market under the symbol "MOVE." The following table shows the high and low sale prices of the common stock as reported by NASDAQ for the periods indicated.

	High	Low
2012
First Quarter	$10.06	$6.36
Second Quarter	9.99	7.84
Third Quarter	9.57	7.69
Fourth Quarter	8.86	6.92
2013
First Quarter	12.12	7.64
Second Quarter	13.11	9.91
Third Quarter	17.01	12.56
Fourth Quarter	18.36	14.45
2014
First Quarter (through February 7, 2014)	16.15	12.78

        As of February 7, 2014, there were approximately 2,296 record holders of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDENDS

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, except with respect to our Series A Preferred Stock. We are obligated to pay an annual dividend of $0.08 on the one outstanding share of our Series A preferred stock held by the NAR. Prior to the redemption of the Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") in 2011 and 2012, we were obligated to pay a cash dividend of 3.5% per year of the original price paid per share, paid quarterly.

STOCK REPURCHASES

        In February 2011, our Board of Directors authorized a stock repurchase program. Under the program, the Company could repurchase, on the open market, in privately negotiated transactions or otherwise, shares of our common stock, utilizing surplus cash in the amount of up to $25 million. From the inception of the program in February 2011 through the stock repurchase program's expiration in February 2013, we repurchased, and retired, 1,493,127 shares of our common stock in the open market for an aggregate purchase price of $9.7 million.

        In March 2013, our Board of Directors authorized another stock repurchase program (the "Program"). The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20.0 million. Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under this Program are dependant upon market conditions, corporate considerations and regulatory requirements. Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2013, we had repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.

        Additionally, in August 2013, in connection with the issuance of the Notes, we purchased, and retired, 1,798,561 shares of our outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

        The following table provides information regarding our purchases of our common stock during the year ended December 31, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
					(In thousands)
					$20,000
06/1/2013–06/30/2013	84,054		$12.01	84,054	$18,990
08/1/2013–08/31/2013	1,798,561	(1)	$13.90	—	$18,990

(1)
These shares of stock were purchased in privately negotiated transactions in connection with the issuance of the Notes. These purchases were not made pursuant to a publicly announced repurchase plan or program.

RECENT SALES OF UNREGISTERED SECURITIES

        There were no sales of unregistered equity securities by Move, Inc. during the year ended December 31, 2013 that have not previously been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

STOCKHOLDER RETURN PERFORMANCE GRAPH

        The following graph compares, for the period beginning December 31, 2008 through December 31, 2013 during which our common stock has been registered under Section 12 of the Exchange Act, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the Morningstar Group Index (Internet Content and Information). The results reflected in the graph assume the investment of $100 on December 31, 2008 in our common stock and those indices and reinvestments of dividends by those companies that paid dividends. The information contained in this graph was prepared by Zacks Investment Research, Inc.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Move, Inc.	$100.00	$103.75	$160.63	$98.75	$118.28	$249.84
NASDAQ Composite-Total Returns	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
Morningstar Internet Content & Information	$100.00	$190.67	$203.31	$205.49	$204.98	$355.07

Item 6.    Selected Financial Data

        You should read the following selected consolidated financial data together with the consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

        The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our consolidated financial statements for the year ended December 31, 2009 reflect the classification of our previously owned Welcome Wagon division as discontinued operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$227,033	$199,233	$191,724	$197,503	$212,009
Costs and operating expenses:
Cost of revenue(1)(2)	45,868	37,421	36,671	39,326	44,834
Sales and marketing(1)(2)	90,012	75,089	72,312	77,530	81,726
Product and web site development(1)	38,889	37,341	34,732	34,320	27,832
General and administrative(1)	47,282	42,360	40,467	42,657	64,944
Amortization of intangible assets	4,421	2,275	1,505	696	473
Restructuring charges	—	—	—	—	(1,192)
Litigation settlements	—	—	—	—	4,863

Total costs and operating expenses	226,472	194,486	185,687	194,529	223,480
Operating income (loss) from continuing operations	561	4,747	6,037	2,974	(11,471)
Interest (expense) income, net	(2,559)	(6)	51	910	847
Earnings of unconsolidated joint venture	2,355	1,192	985	1,017	149
Impairment of auction rate securities	—	—	—	(19,559)	—
Other income (expense), net	116	89	460	(967)	1,749

Income (loss) from continuing operations before income taxes	473	6,022	7,533	(15,625)	(8,726)
Income tax (benefit) expense	(101)	397	273	(153)	37

Income (loss) from continuing operations	574	5,625	7,260	(15,472)	(8,763)
Loss from discontinued operations(1)	—	—	—	—	(486)
Gain on disposition of discontinued operations	—	—	—	—	2,303

Net income (loss)	574	5,625	7,260	(15,472)	(6,946)
Convertible preferred stock dividend and related accretion	—	(942)	(4,069)	(5,383)	(5,244)

Net income (loss) applicable to common stockholders	$574	$4,683	$3,191	$(20,855)	$(12,190)

Basic income (loss) per share applicable to common stockholders
Continuing operations	$0.01	$0.12	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	—	—	0.05

Basic income (loss) per share applicable to common stockholders	$0.01	$0.12	$0.08	$(0.54)	$(0.32)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Diluted income (loss) per share applicable to common stockholders
Continuing operations	$0.01	$0.12	$0.08	$(0.54)	$(0.37)
Discontinued operations	—	—	—	—	0.05

Diluted income (loss) per share applicable to common stockholders	$0.01	$0.12	$0.08	$(0.54)	$(0.32)

Shares used in calculation of income (loss) per share
Basic	39,089	38,705	39,114	38,880	38,342

Diluted	41,236	39,721	39,928	38,880	38,342

(1)
The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of revenue	$340	$268	$221	$175	$181
Sales and marketing	2,379	1,962	1,351	1,598	1,736
Product and web site development	2,719	1,938	1,176	1,616	687
General and administrative	5,250	4,104	3,159	3,901	14,998

Total from continuing operations	10,688	8,272	5,907	7,290	17,602
Total from discontinued operations	—	—	—	—	64

Total stock-based compensation and charges	$10,688	$8,272	$5,907	$7,290	$17,666

(2)
Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from "Cost of revenue" to "Sales and marketing" within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into "Sales and marketing." This had the effect of decreasing "Cost of revenue" and increasing "Sales and marketing" expense by $4.0 million, $3.7 million, $3.8 million and $3.7 million, or 2% of revenue, for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,679	$27,122	$87,579	$158,517	$106,487
Total assets	236,789	136,869	164,921	239,018	291,295
Convertible senior notes	82,459	—	—	—	—
Series B convertible preferred stock	—	—	48,555	116,564	111,541
Total stockholders' equity	108,830	98,010	82,660	82,774	74,197

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The Company's results of operations discussed below are presented in conformity with U.S. generally accepted accounting principles ("GAAP").

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

        With realtor.com® as our flagship web site and brand, we are a leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions. Move's purpose is to help people love where they live. To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

        Through the collection of assets we have developed over 20 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals ("customers") throughout the process of home ownership. Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

        We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources. Through realtor.com®, consumers have access to over 100 million properties across the U.S. as well as properties for sale from another 36 countries worldwide. Our for-sale listing content, comprising over 4 million properties as of December 31, 2013, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline. Through realtor.com® and our mobile applications, we display more than 98% of all for-sale properties listed in the U.S. We source this content directly from our relationships with more than 800 MLSs across the country, which represents nearly all MLSs, with approximately 90% of the active listings updated every 15 minutes and the remaining listings updated daily.

        Realtor.com®'s substantial content advantage has earned us trust with both consumers and real estate professionals. We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country. More than 27 million users, viewing an average of nearly 440 million pages and spending an average of over 500 million minutes on the realtor.com® web site and mobile applications each month over the last twelve-month period, have exposure to over 400,000 real estate professionals on realtor.com® and our mobile applications. We delivered approximately 35% more connections between consumers and our customers during the year ended December 31, 2013, as compared to the prior year. This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

Products and Services

        Our products and services are broadly defined into two groups: Consumer Advertising and Software and Services.

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

        We separately operate several other web sites providing single family and multi-family rental listings, senior housing and moving-related content and services to our consumer audience. Through our Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide. We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites. Pricing models include monthly subscriptions and CPC. Through our Moving.comTM business we provide consumers with quotes from moving companies and truck rental companies. The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models. In addition, through the acquisition of Doorsteps® in the second quarter of 2013, we now offer homebuyers content, tools and advice along every step of the home buying process and help professionals connect, engage and collaborate with homebuyers during every step of the transaction.

        Our Consumer Advertising products represented 77% of our overall revenues for the fiscal year ended December 31, 2013 and 81% of our overall revenues for fiscal years ended December 31, 2012 and 2011.

Software and Services

        Our Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

        Top Producer® and TigerLead® are our SaaS businesses providing productivity and lead management tools tailored to real estate agents. These businesses complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals' ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions. Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products. The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated IDX web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges. The Top Producer® product line also now includes expanded features offered through technology purchased as part of the FiveStreet, Inc. ("FiveStreet") acquisition in the fourth quarter of 2013. FiveStreet's software consolidates leads from over 60 lead providers including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads. It provides agents with a single unified dashboard, ensuring leads aren't lost or overlooked, and provides web and mobile tools for rapid response.

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

        Our Software and Services products represented 23% of our overall revenues for the fiscal year ended December 31, 2013 and 19% of our overall revenues for fiscal years ended December 31, 2012 and 2011.

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

        The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode. During the fourth quarter of 2013, the U.S. saw a 9% reduction in the median age of inventory compared to the same period in the prior year with inventory levels remaining relatively flat. National median list prices for the fourth quarter of 2013 increased 8% compared to the fourth quarter of 2012.

        For the month of December, listings increased 9% since their low in February 2013. Listings had risen steadily in the first nine months of 2013, but declined in the fourth quarter of 2013. Despite continual increases in the number of homes listed, overall inventory remains near historical lows and the number of days on market in December actually increased for the seventh consecutive month, from the near-historic low of 78 days in May on a national level to over 110 days in December.

        Mortgage rates have risen in the second half of 2013 from the levels seen in 2012 and earlier in 2013. Mortgage rates are still historically low despite these increases. Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years. In addition, there is concern about the possible impact of the qualified mortgages rules that went into effect in January 2014, which may decrease mortgage availability. Unemployment rates continue to decline since the beginning of 2013; however, job and wage growth is still tepid and may be impacted by recent and impending changes in fiscal policy. Accordingly, while there are some indicators of an improving housing market, we believe that market conditions could continue to impact spending by real estate professionals in the near term.

Acquisitions

        In the fourth quarter of 2013, we acquired all of the outstanding shares of FiveStreet, Inc., which provides a lead consolidation and response tool for agents, agent-teams and brokerages. The software consolidates leads from various lead providers, including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads. The purchase price was $4.8 million in cash, $3.8 million of which was paid upon closing, with the remainder to be paid in two equal installments on the first and second anniversaries of the acquisition date. The net assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination, with the total purchase price being allocated to the assets acquired based on their respective fair values. The $4.8 million purchase price was allocated $2.6 million to purchased technology with an estimated useful life of 5 years, $0.3 million to net tangible assets (which included $0.1 million of cash acquired), with the remaining $1.9 million allocated to goodwill. In connection with the purchase accounting, we recorded an income tax benefit of $0.7 million, resulting in additional goodwill of $0.7 million being recorded. The financial results of the acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

        In the second quarter of 2013, we acquired certain assets of ABC Holdings, LLC, which, prior to such date, operated Doorsteps®. Doorsteps® provides homebuyers with content, tools and advice along every step of the home buying process and helps professionals connect, engage and collaborate with homebuyers during every step of the transaction. The purchase price was $2.3 million in cash, $0.3 million of which was paid into escrow for a two-year period. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $2.3 million purchase price was allocated $1.0 million to domain name, $0.6 million to purchased technology, $0.2 million to web site content, with the remaining $0.5 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated useful lives ranging from 1 to 5 years. The financial results of the acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

        In the fourth quarter of 2012, we acquired certain assets and assumed certain liabilities of Relocation.com, LLC, which operated an online marketplace that connects homebuyers and renters with moving and storage professionals and was a direct competitor to our Moving.comTM business. The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remaining $2.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $11.5 million purchase price was allocated $3.2 million to definite-lived intangible assets, $3.2 million to indefinite-lived intangible assets, $0.1 million to net tangible assets, with the remaining $5.0 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from 2 to 6 years, with the exception of $3.2 million related to indefinite-lived domain names. The financial results of the acquired business are included in our consolidated financial statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements.

        In the third quarter of 2012, we entered into an agreement with Tiger Lead Solutions, LLC ("TigerLead") whereby we acquired substantially all of the operating assets of the TigerLead® business, which provides an integrated set of internet marketing services and SaaS CRM tools to residential real estate professionals to generate, cultivate, and manage leads. The purchase price was $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure potential liabilities of TigerLead. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $22.0 million purchase price was allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets, with the remaining $9.1 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from 6 to 9 years, with the exception of $0.9 million related to indefinite-lived trade name and trademarks. The financial results of the acquired business are included in our consolidated financial statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to our historical consolidated financial statements. In addition, we entered into employment agreements with members of TigerLead's senior management whereby we granted 273,420 restricted stock units with a grant date fair value of $2.2 million. These time-vested restricted stock units vested one year from the date of grant.

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

        In July 2011, we and our joint venture partner decided to dissolve the joint venture and terminate the Interim Services Agreement. As a result of the dissolution, we received a distribution of $0.5 million which represented the refund of our initial investment. In addition, we incurred $0.6 million in costs related to the dissolution of the joint venture which are included in "General and administrative" expenses within the Consolidated Statements of Operations for the year ended December 31, 2011.

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

        As of December 31, 2013 and 2012, our interest in our unconsolidated joint venture, BDX, amounted to $4.6 million and $4.9 million, respectively, which was recorded in "Investment in unconsolidated joint venture" within the Consolidated Balance Sheets.

        We account for our investments in BDX under the equity method of accounting. Under this method, we record our proportionate share of the joint venture's net income or loss based on the monthly financial statements of the joint venture. We record our proportionate share of net income or loss one month in arrears. Our proportionate share of earnings resulting from our investment in BDX was $2.4 million, $1.2 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations.

        We received cash distributions of $2.7 million, $2.0 million and $1.9 million from BDX during the years ended December 31, 2013, 2012 and 2011, respectively. We apply the "cumulative earnings" approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in our Consolidated Statements of Cash Flows. All cash distributions received are deemed to be returns on our investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed our cumulative equity in earnings from our investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; stock-based compensation; valuation allowances, specifically the allowance for doubtful accounts; valuation of goodwill, identified intangibles and other long-lived assets; segment reporting; and legal contingencies.

        Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue Recognition

        Revenues are recognized from services rendered when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. We evaluate whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenue and expense.

        We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is generally recorded as deferred revenue until earned. If the cash received is refundable, the unearned portion is recorded as a current liability.

Stock-Based Compensation

        We recognize stock-based compensation at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options by using the Black-Scholes option-pricing model. The determination of the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock-price volatility over the term of the awards, the expected dividend yield and the expected stock option exercise behavior. Additionally, judgment is required in estimating the number of share-based awards that are expected to forfeit. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The expected term of stock options granted was derived from an analysis of optionees' historical post-vest exercise behavior.

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

Goodwill, Identifiable Intangible Assets and Other Long-Lived Assets

        Goodwill and identifiable intangible assets have been recorded in connection with our various acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not amortized. We have both indefinite- and definite-lived intangibles. Definite-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15.5 years. We assess the impairment of goodwill, identifiable intangible assets and other long-lived assets, which include property and equipment, on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value amount. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in our operating model or strategy, competitive forces, and other factors.

        Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by the Chief Operating Decision Maker (the "CODM"), our chief executive officer, for making operating decisions and assessing performance. We are aligned functionally with the management team focused and incentivized around the total company performance. The CODM is provided with reports that show our results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further reporting unit level. Therefore we test goodwill for impairment on a consolidated entity basis.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset's carrying value over its fair value. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, we qualitatively evaluate, based on the weight of available evidence, the significance of all identified events and circumstances, including both positive and negative events, in their totality to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that the fair value of the reporting unit (e.g. the consolidated entity) equals or exceeds the carrying value, it is not necessary to perform the quantitative assessment in that year. However, if the qualitative assessment indicated that the fair value of the reporting unit is less than its carrying value, it would be necessary for us to proceed with the two-step quantitative impairment test. When a quantitative assessment is necessary, we will first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology, and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        We also utilize a qualitative approach to test indefinite-lived intangible assets for impairment, evaluating these indefinite-lived intangible assets at the lowest level of separation based upon the revenue stream associated with the intangible asset. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, the fair value of the indefinite-lived intangible asset is calculated. Otherwise, it is not necessary to calculate the fair value of the asset in that year. If the carrying amount of the indefinite-lived intangible asset exceeds the fair value of that asset, an impairment loss would be recognized in an amount equal to the excess.

Segment Reporting

        Segment reporting requires the use of the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance. Our organizational structure is aligned functionally with the management team focused and incentivized around the total company performance. We do not provide the CODM with disaggregated data for decision making purposes and, as such, we have determined that only one segment exists.

Legal Contingencies

        We are currently involved in certain legal proceedings, as discussed in Note 21, "Commitments and Contingencies—Legal Proceedings" to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. For those matters where we reach agreed-upon settlements, we estimate the amount of those settlements and accrue the total amount of the settlements in our financial statements. Because of the uncertainties related to both the amount and range of loss on pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Basis of Presentation

Revenue

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

        Pricing for our search engine marketing services is based upon the amount of marketing spend each month and is recognized as revenue at the time services are delivered.

Cost of Revenue and Operating Expenses

        Cost of Revenue.    Cost of revenue consists of expenses related to operating and hosting our web sites and mobile applications and technical support of our SaaS products, including associated headcount expenses, such as salaries, benefits, bonuses, and stock-based compensation expense, as well as licenses and depreciation associated with computer equipment and software. Cost of revenue also includes lead acquisition expenses directly related to fulfilling our marketing services products, credit card processing fees, licensing costs related to our commercial business relationships, including amounts paid to the NAR, hosting costs, ad serving costs paid to third parties and licensed content.

        Sales and Marketing.    Sales and marketing expenses consist of headcount expenses including salaries, commissions, benefits, bonuses and stock-based compensation expense for sales, customer service, marketing, and public relations employees. Sales and marketing expenses also include advertising costs, licensing costs associated with marketing data, trade show costs, other sales expenses related to promotional and marketing activities, and traffic acquisition costs.

        Product and Web Site Development.    Product and web site development expenses consist of headcount expenses including salaries, benefits, bonuses and stock-based compensation expense and third-party contractor fees primarily associated with the design, development and testing of our products, web site and mobile applications. Product and web site development also includes amortization expense related to capitalized product and development activities.

        General and Administrative.    General and administrative expenses consist of headcount expenses including salaries, benefits, bonuses and stock-based compensation expense for executive, finance, accounting, business analytics, back office systems, legal, human resources, recruiting, data warehouse and administrative support personnel. General and administrative expenses also include outside legal, accounting, and other third-party professional service fees, bad debt and other overhead.

        Amortization of Intangible Assets.    Amortization of intangible assets consists of the amortization of definite-lived intangible assets recorded in connection with acquisitons.

Interest Income

        Interest income represents income earned on our cash, cash equivalents and investments.

Interest Expense

        Interest expense consists of interest on our senior convertible notes and capital lease obligations. See Note 6, "Debt—Convertible Senior Notes" to our consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Earnings of Unconsolidated Joint Venture

        Earnings of unconsolidated joint venture consist of our proportionate share of the earnings from our unconsolidated joint venture based on the monthly financial statements of the joint venture, which is recorded one month in arrears.

Other Income

        Other income represents net income and expenses that are not related to our core business operations. Other income consists of gains on the sale of certain investments, foreign currency gains or losses and gains or losses on the disposition of fixed assets.

Income Taxes

        We are subject to income taxes in the U.S. and Canada. However, due to the NOLs and Canadian tax credits generated for tax purposes, we do not record a current U.S. federal or Canadian tax provision. However, we are subject to income taxes in various state jurisdictions and have recorded a current state tax provision. We have recorded a deferred tax provision due to certain indefinite-lived intangible assets being amortized for tax purposes but not for book purposes. In addition, a deferred tax provision is recorded when there is a change in the valuation allowance resulting from a deferred tax liability established as part of a business combination.

        At December 31, 2013, we had gross NOLs for federal and state income tax purposes of $910.6 million and $223.1 million, respectively. We have provided a full valuation allowance against our net deferred tax assets because, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some or all of the deferred tax asset will not be realized. Therefore, other than the tax provision items described above, no tax liability or expense has been recorded in the financial statements.

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

        We achieved positive net income for the years ended December 31, 2013, 2012 and 2011, but we may not be able to do so in the future. A more complete description of other risks relating to our business is set forth in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

        The following tables set forth our consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$175,890	$161,817	$155,559
Software and services	51,143	37,416	36,165

Total revenue	227,033	199,233	191,724

Costs and operating expenses:
Cost of revenue(1)(2)	45,868	37,421	36,671
Sales and marketing(1)(2)	90,012	75,089	72,312
Product and web site development(1)	38,889	37,341	34,732
General and administrative(1)	47,282	42,360	40,467
Amortization of intangible assets	4,421	2,275	1,505

Total costs and operating expenses	226,472	194,486	185,687
Income from operations	561	4,747	6,037
Interest (expense) income, net	(2,559)	(6)	51
Earnings of unconsolidated joint venture	2,355	1,192	985
Other income, net	116	89	460

Income before income taxes	473	6,022	7,533
Income tax (benefit) expense	(101)	397	273

Net income	574	5,625	7,260
Convertible preferred stock dividend and related accretion	—	(942)	(4,069)

Net income applicable to common stockholders	$574	$4,683	$3,191

(1)
The following chart summarizes the stock-based compensation and charges that have been included in the following captions for the periods presented.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$340	$268	$221
Sales and marketing	2,379	1,962	1,351
Product and web site development	2,719	1,938	1,176
General and administrative	5,250	4,104	3,159

Total stock-based compensation and charges	$10,688	$8,272	$5,907

(2)
Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from "Cost of revenue" to "Sales and marketing" within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into "Sales and marketing." This had the effect of decreasing "Cost of revenue" and increasing "Sales and marketing" expense by $4.0 million and $3.7 million, or 2% of revenue, for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
As a Percentage of Revenue:
Revenue
Consumer advertising	77%	81%	81%
Software and services	23	19	19

Total revenue	100	100	100
Costs and operating expenses:
Cost of revenue	20	19	19
Sales and marketing	40	38	38
Product and web site development	17	19	18
General and administrative	21	21	21
Amortization of intangible assets	2	1	1

Total costs and operating expenses	100	98	97
Income from operations	—	2	3
Interest (expense) income, net	(1)	—	—
Earnings of unconsolidated joint venture	1	1	1
Other income, net	—	—	—

Income before income taxes	—	3	4
Income tax (benefit) expense	—	—	—

Net income	—	3	4
Convertible preferred stock dividend and related accretion	—	(1)	(2)

Net income applicable to common stockholders	—%	2%	2%

For the Years Ended December 31, 2013 and 2012

Revenue

        Revenue increased $27.8 million, or 14%, to $227.0 million for the year ended December 31, 2013, compared to $199.2 million for the year ended December 31, 2012.

        Revenue attributable to our Consumer Advertising products increased $14.1 million, or 9%, to $175.9 million for the year ended December 31, 2013, compared to $161.8 million for the year ended December 31, 2012. The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business, along with increases from our Relocation.com acquisition. These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, Featured CMATM) as well as the discontinuation of our Buyer Assist and PreQualplus product.

        Revenue from our Software and Services products increased $13.7 million, or 37%, to $51.1 million for the year ended December 31, 2013, compared to $37.4 million for the year ended December 31, 2012. The increase in revenue was primarily due to SaaS product and marketing services revenue associated with TigerLead®, which was acquired in the third quarter of 2012, as well as increased publishing revenue in our ListHubTM products, partially offset by a decline in revenues from our Top Producer® product suite.

Costs and Operating Expenses

        Cost of Revenue.    Cost of revenue, excluding lead acquisition costs reclassified into "Sales and marketing" expenses of $5.9 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively, increased $8.4 million, or 23%, to $45.9 million for the year ended December 31, 2013, compared to $37.4 million for the year ended December 31, 2012. The increase was primarily due to a $5.3 million increase in lead acquisition expenses related to our TigerLead® product that was acquired during the third quarter of 2012. In addition, there was a $1.0 million increase in personnel-related costs, a $0.6 million increase in depreciation expense, a $0.7 million increase in hosting and ad serving costs, a $0.6 million increase in credit card processing fees, and other cost increases of $0.2 million.

        Sales and Marketing.    Sales and marketing expenses, including lead acquisition costs reclassified from "Cost of revenue" of $5.9 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively, increased $14.9 million, or 20%, to $90.0 million for the year ended December 31, 2013, compared to $75.1 million for the year ended December 31, 2012, primarily due to the increased investment in our marketing department and the rebranding of realtor.com® during the period. This increase included increases in personnel-related costs of $6.3 million, a $4.8 million increase in traffic acquisition costs, which includes a $3.5 million increase related to the Relocation.com acquisition in the fourth quarter of 2012, and a $4.0 million increase in brand and consumer marketing expense, which were partially offset by reductions in other costs of $0.2 million. We expect to continue to incur higher marketing costs in 2014 primarily in the area of brand and consumer marketing.

        Product and Web Site Development.    Product and web site development expenses increased $1.5 million, or 4%, to $38.9 million for the year ended December 31, 2013, compared to $37.3 million for the year ended December 31, 2012. The increase was primarily due to increases in consulting and personnel-related costs of $3.5 million, which includes an increase of $0.8 million in stock-based compensation, increases in depreciation and amortization of $0.5 million and other cost increases of $0.1 million as we continue to invest in new product initiatives. These increases were partially offset by additional capitalized development costs of $2.6 million during the year ended December 31, 2013, related to building new functionality in several product offerings, including our mobile platforms.

        General and Administrative.    General and administrative expenses increased $4.9 million, or 12%, to $47.3 million for the year ended December 31, 2013, compared to $42.4 million for the year ended December 31, 2012. The increase was primarily due to increases in personnel-related costs of $3.7 million, including a $1.0 million increase in stock-based compensation primarily due to grants to senior management of newly acquired businesses which were fully vested in the third quarter of 2013. In addition, there was a $0.5 million increase in rent expense related to the relocation of our corporate office in San Jose, California and to our recently acquired businesses, a $0.4 million increase in legal fees and a $0.3 million increase in software and hardware costs.

        Amortization of Intangible Assets.    Amortization of intangible assets increased $2.1 million to $4.4 million for the year ended December 31, 2013, compared to $2.3 million for the year ended December 31, 2012. This increase was due to the amortization of intangible assets that were newly acquired in the third and fourth quarters of 2012 and during the second and fourth quarters of 2013.

        Stock-Based Compensation and Charges.    The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2013	2012
Cost of revenue	$340	$268
Sales and marketing	2,379	1,962
Product and web site development	2,719	1,938
General and administrative	5,250	4,104

Total	$10,688	$8,272

        Stock-based compensation and charges increased $2.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to grants of time-vested restricted stock units to senior management of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013, as well as additional grants of time-vested restricted stock units to key employees.

Interest Expense, Net

        Interest expense, net was $2.6 million for the year ended December 31, 2013, primarily due to the issuance of the Notes in August 2013. We expect interest expense to be higher in 2014 due to the impact of a full year of expense related to the Notes.

Earnings of Unconsolidated Joint Venture

        Our proportionate share of the earnings from our unconsolidated joint venture increased $1.2 million to $2.4 million for the year ended December 31, 2013, compared to $1.2 million for the year ended December 31, 2012. The increase was primarily due to the elimination of amortization expense in the joint venture from an intangible asset that was fully amortized at the end of fiscal 2012.

Other Income, Net

        Net other income totaled $0.1 million for the years ended December 31, 2013 and 2012, and was primarily attributable to other income from the sale of certain investments, partially offset by fluctuations in foreign exchange rates and losses on the sales of fixed assets.

Income Taxes

        We recorded an income tax benefit of $0.1 million for the year ended December 31, 2013, and we recorded income tax expense of $0.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, we recorded a deferred tax benefit of $0.7 million as a result of a change in the valuation allowance resulting from the deferred tax liability established for the amortizable intangible assets acquired as part of a business combination, partially offset by a $0.6 million deferred tax expense related to amortization of indefinite-lived intangible assets for tax purposes and state income taxes. During the year ended December 31, 2012, we recorded income tax expense of $0.4 million, which includes a $0.3 million deferred tax expense related to amortization of the indefinite-lived intangible assets and $0.1 million in state income taxes.

For the Years Ended December 31, 2012 and 2011

Revenue

        Revenue increased $7.5 million, or 4%, to $199.2 million for the year ended December 31, 2012, compared to $191.7 million for the year ended December 31, 2011.

        Revenue attributable to our Consumer Advertising products increased $6.3 million, or 4%, to $161.8 million for the year ended December 31, 2012, compared to $155.6 million for the year ended December 31, 2011. The increase in revenue was primarily due to increases in listing advertisements in our realtor.com® business and to the introduction of our Co-BrokeTM and PreQualplus products, along with increases from our Relocation.com acquisition, partially offset by revenue decreases from our Featured and Buyers Assist products.

        Revenue for our Software and Services products increased $1.3 million, or 3%, to $37.4 million for the year ended December 31, 2012, compared to $36.2 million for the year ended December 31, 2011. The increase in revenue was primarily due to new SaaS product and marketing services revenue associated with our TigerLead® acquisition, as well as increased publishing revenue in our ListHubTM products, partially offset by a decline in revenues from our Top Producer® product suite.

Costs and Operating Expenses

        Cost of Revenue.    Cost of revenue, excluding lead acquisition costs reclassified into "Sales and marketing" expenses of $4.0 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively, increased $0.8 million, or 2%, to $37.4 million for the year ended December 31, 2012, compared to $36.7 million for the year ended December 31, 2011. The increase was primarily due to a $1.8 million increase in lead acquisition expenses attributable to the newer TigerLead® product along with a $0.5 million increase in consulting costs, partially offset by a $1.3 million decrease in personnel-related costs and a $0.3 million reduction in production and fulfillment costs due to reduced Featured product revenue.

        Sales and Marketing.    Sales and marketing expenses, including lead acquisition costs reclassified from "Cost of revenue" of $4.0 million and $3.7 million for the for the years ended December 31, 2012 and 2011, respectively, increased $2.8 million, or 4%, to $75.1 million for the year ended December 31, 2012, compared to $72.3 million for the year ended December 31, 2011. As a result of the departure of certain sales management during the year ended December 31, 2012, we recognized $0.5 million in incremental stock-based compensation associated with the acceleration of vesting for outstanding stock option and restricted stock awards and $0.7 million in severance costs. Additionally, there was a $0.6 million increase in licensing costs for marketing data, a $0.9 million increase in traffic acquisition costs and a $0.4 million increase in consulting costs. These increases were partially offset by other cost decreases of $0.3 million.

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

        General and Administrative.    General and administrative expenses increased $1.9 million, or 5%, to $42.4 million for the year ended December 31, 2012, compared to $40.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in personnel-related costs of $2.6 million, including a $1.0 million increase in stock-based compensation, increased bad debt expense of $0.3 million primarily related to the bankruptcy of one of our customers, a $0.3 million increase in common area maintenance charges related to our leased facilities and other cost increases of $0.1 million. These increases were partially offset by a decrease in outside legal fees of $0.8 million and one-time joint venture dissolution costs of $0.6 million incurred in 2011.

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

        Stock-based compensation and charges increased $2.4 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the grants of time-vested restricted stock units to TigerLead's senior management pursuant to their employment agreements in connection with the acquisition, acceleration of vesting of certain outstanding stock option and restricted stock awards, and new grants of time-vested restricted stock units and stock option awards.

Earnings of Unconsolidated Joint Venture

        Our proportionate share of the earnings from our unconsolidated joint venture increased $0.2 million to $1.2 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011.

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

Income Taxes

        During the years ended December 31, 2012 and 2011, we recorded income tax expense of $0.4 million and $0.3 million, respectively, which includes a deferred tax provision related to amortization of indefinite-lived intangible assets for tax purposes and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities of $32.7 million for the year ended December 31, 2013, was attributable to net income of $0.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $25.4 million, a $4.6 million change in operating assets and liabilities and a $2.1 million cash distribution representing a return on our investment in an unconsolidated joint venture.

        Net cash provided by operating activities of $29.1 million for the year ended December 31, 2012, was attributable to net income of $5.6 million, plus non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $19.4 million, a $2.9 million change in operating assets and liabilities and a $1.2 million cash distribution representing a return on our investment in an unconsolidated joint venture.

        Net cash used in investing activities of $18.2 million for the year ended December 31, 2013, was primarily attributable to capital expenditures of $12.6 million, acquisitions, net of cash acquired, of $5.9 million, and other investing activities of $0.3 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.6 million.

        Net cash used in investing activities of $42.0 million for the year ended December 31, 2012, was primarily attributable to acquisitions, net of cash acquired, of $31.7 million, and capital expenditures of $11.0 million, partially offset by a cash distribution representing a return of our invested capital in an unconsolidated joint venture of $0.8 million.

        Net cash provided by financing activities of $77.1 million for the year ended December 31, 2013, was primarily attributable to net proceeds of $96.6 million from the issuance of the Notes and proceeds from the exercise of stock options of $10.1 million, partially offset by repurchases of our common stock of $26.0 million, tax withholdings related to net share settlements of equity awards of $2.6 million and principal payments on loans payable of $1.0 million.

        Net cash used in financing activities of $47.6 million for the year ended December 31, 2012, was primarily attributable to the redemption of the balance of the Series B Preferred Stock for $49.0 million, payments of dividends on our Series B Preferred Stock of $0.9 million, tax withholdings related to net share settlements of equity awards of $0.6 million and repurchases of our common stock and principal payments on loans payable totaling $0.2 million, partially offset by proceeds from the exercise of stock options of $3.1 million.

        We have generated positive operating cash flows in each of the last three fiscal years. We believe that our existing cash and any cash generated from operations will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future.

        In March 2013, our Board of Directors authorized a stock repurchase program (the "Program"). The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million. Under the Program, we are authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transactions under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements. Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock. As of December 31, 2013, we have repurchased, and retired, 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.

        In August 2013, the Company issued the Notes with a principal amount of $100.0 million. Interest is payable in cash in arrears at a fixed rate of 2.75% on March 1 and September 1 of each year, beginning on March 1, 2014. The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the Notes prior to maturity. Additionally, in connection with the issuance of the Notes, we purchased, and retired, 1,798,561 shares of our outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

        We were previously a party to a revolving line of credit agreement with a major financial institution, providing for borrowings of up to $20.0 million. The revolving line of credit agreement was terminated in August 2013 in conjunction with the issuance of the Notes. There were no amounts outstanding under the revolving line of credit immediately prior to its termination.

        Our material contractual obligations consist of commitments associated with the Notes, short- and long-term liabilities associated with acquisitions, and commitments associated with operating lease agreements, our operating agreement with the NAR and various web services and content agreements. Our contractual obligations as of December 31, 2013, are as follows (in thousands):

	Payments Due by Period
	Total Payments Due	Due in One Year or Less	Due in One to Three Years	Due in Three to Five Years	Due in Over Five Years
Convertible senior notes, principal amount	$100,000	$—	$—	$100,000	$—
Fixed-rate interest payable on convertible senior notes	13,910	2,910	5,500	5,500	—
Notes payable related to acquisitions	1,950	1,475	475	—	—
Operating lease obligations	22,881	5,059	9,587	6,158	2,077
Other purchase obligations	15,153	4,519	6,250	4,384	—

Total	$153,894	$13,963	$21,812	$116,042	$2,077

        Other purchase obligations represent payments required under our operating agreement with the NAR and agreements with various other web service and content providers. Obligations for the years ending 2014 and beyond under the NAR operating agreement are calculated based on amounts paid in 2013 adjusted for changes in the Annual Consumer Price Index for the period ending December 31, 2013. Obligations disclosed above for the NAR operating agreement and one of the content agreements only include estimated payments over the next five years as these agreements have an indefinite term.

        We also have commitments of $0.4 million to purchase property, plant and equipment and software maintenance as of December 31, 2013.

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

RECENT ACCOUNTING DEVELOPMENTS

        See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments.

INTEREST RATE RISK

        Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing our surplus cash only in government treasury bills.

        In August 2013, the Company issued the Notes with a principal amount of $100.0 million. The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. The Company cannot redeem the Notes prior to maturity. Holders may convert their notes prior to maturity upon the occurance of certain circumstances. Upon conversion we would pay the holder an amount of cash equal to the principal amount of the notes. Amounts in excess of the principal amount, if any, may be paid in cash or stock, at our option.

        The Notes have a fixed annual interest rate of 2.75%, and therefore, we do not have economic interest rate exposure on the Notes. The carrying value of our Notes was $82.5 million at December 31, 2013. This represents the liability component of the $100.0 million principal balance at December 31, 2013.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Move, Inc.

We have audited the accompanying consolidated balance sheets of Move, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Builders Digital Experience LLC, a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company's investment in Builders Digital Experience LLC is stated at $4.6 million as of December 31, 2013, and the Company's equity in the net income of Builders Digital Experience LLC is stated at $2.4 million for the year in the period ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Builders Digital Experience LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Move, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Move, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 18, 2014

MOVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$118,679	$27,122
Accounts receivable, net of allowance for doubtful accounts of $665 and $429 at December 31, 2013 and 2012, respectively	11,760	11,759
Other current assets	8,203	7,215

Total current assets	138,642	46,096
Property and equipment, net	23,960	21,975
Investment in unconsolidated joint venture	4,596	4,924
Goodwill, net	41,630	38,560
Intangible assets, net	24,403	24,444
Other assets	3,558	870

Total assets	$236,789	$136,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,912	$4,741
Accrued expenses	26,929	20,512
Deferred revenue	7,783	8,520

Total current liabilities	40,624	33,773
Convertible senior notes	82,459	—
Other non-current liabilities	4,876	5,086

Total liabilities	127,959	38,859
Commitments and contingencies (Note 21)
Stockholders' Equity:
Series A convertible preferred stock	—	—
Common stock, $.001 par value; 125,000 shares authorized, 39,178 and 39,348 shares issued and outstanding at December 31, 2013 and 2012, respectively	39	39
Additional paid-in capital	2,142,516	2,132,189
Accumulated other comprehensive income	138	219
Accumulated deficit	(2,033,863)	(2,034,437)

Total stockholders' equity	108,830	98,010

Total liabilities and stockholders' equity	$236,789	$136,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$227,033	$199,233	$191,724
Costs and operating expenses:
Cost of revenue	45,868	37,421	36,671
Sales and marketing	90,012	75,089	72,312
Product and web site development	38,889	37,341	34,732
General and administrative	47,282	42,360	40,467
Amortization of intangible assets	4,421	2,275	1,505

Total costs and operating expenses	226,472	194,486	185,687
Income from operations	561	4,747	6,037
Interest (expense) income, net	(2,559)	(6)	51
Earnings of unconsolidated joint venture	2,355	1,192	985
Other income, net	116	89	460

Income before income taxes	473	6,022	7,533
Income tax (benefit) expense	(101)	397	273

Net income	574	5,625	7,260
Convertible preferred stock dividend and related accretion	—	(942)	(4,069)

Net income applicable to common stockholders	$574	$4,683	$3,191

Basic income per share applicable to common stockholders	$0.01	$0.12	$0.08

Diluted income per share applicable to common stockholders	$0.01	$0.12	$0.08

Shares used in calculation of income per share applicable to common stockholders:
Basic	39,089	38,705	39,114

Diluted	41,236	39,721	39,928

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$574	$5,625	$7,260
Other comprehensive loss:
Foreign currency translation loss	(81)	(39)	(114)

Total other comprehensive loss	(81)	(39)	(114)

Total comprehensive income	$493	$5,586	$7,146

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Series A Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	—	$—	39,626	$40	$2,124,673	$372	$(2,042,311)	$82,774

Net income	—	—	—	—	—	—	7,260	7,260
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Issuance of common stock under exercise of stock options	—	—	148	—	834	—	—	834
Issuance of restricted stock, net of cancellations	—	—	427	—	—	—	—	—
Common stock repurchases	—	—	(1,483)	(1)	(9,619)	—	—	(9,620)
Restricted stock surrendered for employee tax liability	—	—	(36)	—	(312)	—	—	(312)
Stock-based compensation and charges	—	—	—	—	5,907	—	—	5,907
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(4,069)	(4,069)

Balance at December 31, 2011	—	$—	38,682	$39	$2,121,483	$258	$(2,039,120)	$82,660

Net income	—	—	—	—	—	—	5,625	5,625
Other comprehensive loss	—	—	—	—	—	(39)	—	(39)
Issuance of common stock under exercise of stock options	—	—	498	—	3,108	—	—	3,108
Issuance of restricted stock, net of cancellations	—	—	253	—	—	—	—	—
Common stock repurchases	—	—	(10)	—	(69)	—	—	(69)
Restricted stock surrendered for employee tax liability	—	—	(75)	—	(605)	—	—	(605)
Stock-based compensation and charges	—	—	—	—	8,272	—	—	8,272
Convertible preferred stock dividend and accretion of discount	—	—	—	—	—	—	(942)	(942)

Balance at December 31, 2012	—	$—	39,348	$39	$2,132,189	$219	$(2,034,437)	$98,010

Net income	—	—	—	—	—	—	574	574
Other comprehensive loss	—	—	—	—	—	(81)	—	(81)
Issuance of common stock under exercise of stock options	—	—	1,402	2	10,084	—	—	10,086
Issuance of restricted stock, net of cancellations	—	—	505	—	—	—	—	—
Common stock repurchases	—	—	(1,883)	(2)	(26,008)	—	—	(26,010)
Equity component of convertible senior notes	—	—	—	—	18,137	—	—	18,137
Restricted stock surrendered for employee tax liability	—	—	(194)	—	(2,574)	—	—	(2,574)
Stock-based compensation and charges	—	—	—	—	10,688	—	—	10,688

Balance at December 31, 2013	—	$—	39,178	$39	$2,142,516	$138	$(2,033,863)	$108,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$574	$5,625	$7,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,505	9,551	9,393
Amortization of intangible assets	4,421	2,275	1,505
Amortization of debt discount and issuance costs	1,491	—	—
Provision for doubtful accounts	619	528	190
Stock-based compensation and charges	10,688	8,272	5,907
Loss on sales and disposals of assets	—	61	126
Earnings of unconsolidated joint venture	(2,355)	(1,192)	(985)
Return on investment in unconsolidated joint venture	2,102	1,192	1,152
Other non-cash items	21	(74)	(88)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(606)	(422)	(2,229)
Other assets	(833)	(328)	1,292
Accounts payable and accrued expenses	6,669	5,047	(2,060)
Deferred revenue	(614)	(1,435)	(3,880)

Net cash provided by operating activities	32,682	29,100	17,583

Cash flows from investing activities:
Purchases of property and equipment	(12,586)	(11,025)	(8,099)
Acquisitions, net of cash acquired	(5,930)	(31,725)	(500)
Proceeds from dissolution of joint venture	—	—	499
Return of investment in unconsolidated joint venture	582	787	788
Other investing activities	(250)	9	—

Net cash used in investing activities	(18,184)	(41,954)	(7,312)

Cash flows from financing activities:
Principal payments on loans payable	(1,019)	(111)	(103)
Proceeds from issuance of convertible senior notes, net of issuance costs	96,606	—	—
Redemption of convertible preferred stock	—	(49,044)	(70,000)
Payment of dividends on convertible preferred stock	—	(882)	(2,008)
Proceeds from exercise of stock options	10,056	3,108	834
Tax payment related to net share settlements of equity awards	(2,574)	(605)	(312)
Repurchases of common stock	(26,010)	(69)	(9,620)

Net cash provided by (used in) financing activities	77,059	(47,603)	(81,209)

Change in cash and cash equivalents	91,557	(60,457)	(70,938)

Cash and cash equivalents, beginning of period	27,122	87,579	158,517

Cash and cash equivalents, end of period	$118,679	$27,122	$87,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

        Move, Inc. and its subsidiaries (the "Company" or "Move") operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking online information and connections needed regarding real estate. The Company's flagship consumer web sites include realtor.com®, Move.com and Moving.comTM. The Company also supplies lead management software and marketing services for real estate agents and brokers through its Top Producer® and TigerLead® products. Through its ListHubTM products, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions to help drive an effective online advertising program for brokers, real estate franchises, and individual agents.

2.     Summary of Significant Accounting Policies

        Basis of Presentation—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

        The Company reclassified certain prior year amounts to conform to its presentation within the Consolidated Statements of Operations for the year ended December 31, 2013. Specifically, effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from "Cost of revenue" to "Sales and marketing" within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into "Sales and marketing." This had the effect of decreasing "Cost of revenue" and increasing "Sales and marketing" expense by $4.0 million and $3.7 million, or 2% of revenue, for the years ended December 31, 2012 and 2011, respectively. Based on a review of U.S. GAAP, management has concluded that this reclassification is not a change in accounting principle nor is it a correction of an error in previously issued financial statements.

        In the fourth quarter of 2013, the Company eliminated the presentation of gross profit in its Consolidated Statements of Operations as it is not an important metric for the Company or the industry. The Company reports "Cost of revenue" as a separate line item within "Costs and operating expenses" in the Consolidated Statements of Operations.

        Principles of Consolidation—The accompanying financial statements are consolidated and include the financial statements of Move, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting. The investment balance is included in "Investment in unconsolidated joint venture" within the Consolidated Balance Sheets and the Company's share of the investees' results of operations is included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations. Investments in private entities where the Company holds an ownership interest of less than 20% and does not have significant influence over the entity are accounted for on the cost basis of accounting.

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

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company regularly maintains cash and cash equivalents in excess of federally insured limits at financial institutions. The Company's accounts receivable are derived primarily from revenue earned from customers located in the U.S. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

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

        The Company's financial instruments, including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term maturity of these instruments. The cash equivalent balances are measured at fair value on a recurring basis.

        Prepaid Commissions—Prepaid commissions represent the incremental costs that are directly associated with subscription contracts with customers and consist of sales commissions paid to the Company's internal sales force.

        The commissions are deferred and amortized over the terms of the related customer contracts, which are typically 6 to 12 months in duration. The commission payments are paid in full the month after the customer's contract commences. The prepaid commission amounts are recoverable through the future revenue streams under the customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the subscription contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of prepaid commissions is included in "Sales and marketing" expense within the Consolidated Statements of Operations.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally 3 to 5 years for computer software and equipment and 5 years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation and amortization are removed from the Company's financial statements with the resulting gain or loss reflected within the Consolidated Statements of Operations.

        Capitalized Development Costs—The Company capitalizes direct costs incurred in the development of software for internal use, generally back office systems applications, and web site and mobile platform development costs ("capitalized development costs"). The costs incurred in the design and preliminary stages of development are expensed as incurred. Once a development project has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over the estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software, web site or mobile application that results in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. As the Company is constantly enhancing its products, a significant portion of its product and web site development costs are expensed as incurred. Capitalized development costs are amortized over useful lives that range from 18 months to 5 years. Amortization of capitalized costs associated with back office system applications are included in "General and administrative" expense and amortization of capitalized web site and mobile platform development costs are included in "Product and web site development" expense within the Consolidated Statements of Operations.

        Goodwill, Identifiable Intangible Assets and Other Long-Lived Assets—Goodwill and identifiable intangible assets have been recorded in connection with the Company's various acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not amortized. The Company has both indefinite- and definite-lived intangibles. Definite-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15.5 years.

        The Company assesses the impairment of goodwill, identifiable intangible assets and long-lived assets, which include property and equipment, on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value amount. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a significant decline in actual and projected advertising and software license revenue, loss of key customer relationships or renegotiation of existing arrangements, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces, as well as other factors.

        Impairment of goodwill is required to be tested at the reporting unit level which is determined through the use of the management approach. The management approach considers the internal organizational structure used by the Company's CODM for making operating decisions and assessing performance. The Company is aligned functionally with the management team focused and incentivized around total company performance. The CODM is provided with reports that show the Company's results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further reporting unit level. Therefore the Company tests goodwill for impairment on a consolidated entity basis.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, the Company qualitatively evaluates, based on the weight of available evidence, the significance of all identified events and circumstances, including both positive and negative events, in their totality to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that the fair value of the reporting unit (e.g. the consolidated entity) equals or exceeds the carrying value, it is not necessary to perform the quantitative assessment in that year. However, if the qualitative assessment indicated that the fair value of the reporting unit is less than its carrying value, it would be necessary for the Company to proceed with the two-step quantitative impairment test. When a quantitative assessment is necessary, the Company will first compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its subscriber base, software and technology, and patents and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. At November 30, 2013, the market capitalization of the consolidated entity was a multiple of 5.6X its carrying value.

        The Company also utilizes a qualitative approach to test indefinite-lived intangible assets for impairment, evaluating these indefinite-lived intangible assets at the lowest level of separation based upon the revenue stream associated with the intangible asset. It first performs a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, the fair value of the indefinite-lived intangible asset is calculated. Otherwise, it is not necessary to calculate the fair value of the asset in that year. If the carrying amount of the indefinite-lived intangible asset exceeds the fair value of that asset, an impairment loss would be recognized in an amount equal to the excess.

        Deferred Revenue—Deferred revenue consists of prepaid but unrecognized subscription revenue, advertising fees received or billed in advance of delivery or completion of services, and for amounts received in instances when revenue recognition criteria have not been met. Deferred revenue is recognized when the services are provided and all revenue recognition criteria have been met. Any prepayments received from a customer on a contract that may be refundable are not considered deferred revenue and, instead, are classified as a liability and included in "Accrued expenses" within the Consolidated Balance Sheets.

        Deferred Rent—For operating leases, rent expense is recognized on a straight-line basis over the terms of the leases and, accordingly, any difference between the cash rent payments and the recognition of rent expense is recorded as a deferred rent liability. Landlord-funded leasehold improvements, to the extent the improvements are at the Company's direction and control, are also recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the non-cancelable term of the related operating lease.

        Revenue Recognition—Revenues are recognized from services rendered when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. When a revenue agreement involves multiple elements, such as sales of various services in one arrangement or potentially multiple arrangements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element is met. The Company evaluates whether payments made to customers or revenues earned from vendors have a separate identifiable benefit and whether they are fairly valued in determining the appropriate classification of the related revenue and expense.

        The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Cash received in advance is generally recorded as deferred revenue until earned. If the cash received is refundable, the unearned portion is recorded as a current liability.

        The Company derives its revenue primarily from two product groups: (i) Consumer Advertising, and (ii) Software and Services. The Company derives all of its revenue from its operations in North America. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

        Pricing for our search engine marketing services is based upon the amount of marketing spend each month and is recognized as revenue at the time services are delivered.

        Taxes Collected from Customers—The Company reports taxes collected from customers on a net presentation basis.

        Advertising Expense—Advertising costs, which consist primarily of online advertising, email campaigns, media buys, other trade advertising and agency fees, are expensed as incurred and totaled $5.1 million, $1.9 million and $1.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. Advertising expense is included in "Sales and marketing" expense within the Consolidated Statements of Operations.

        Stock-Based Compensation—The Company typically issues three types of stock-based awards to employees: restricted stock, time-vested restricted stock units ("restricted stock units") and stock options. Compensation expense associated with restricted stock and restricted stock units is based upon the fair value of the common stock on the date of grant. Compensation expense associated with stock options granted to employees is based on the estimated grant date fair value as determined using the Black-Scholes valuation model. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual stock-based award forfeitures.

        The Company typically grants restricted stock awards to the non-employee members of its Board of Directors as remuneration for serving on its Board. Compensation expense associated with these restricted stock awards is based upon the fair value of the common stock on the date of grant. Compensation expense is recognized using a straight-line amortization method over the respective vesting period for these awards.

        For stock options granted to non-employees, compensation expense is generally recognized over the vesting period of the award. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes valuation model) is remeasured using the then-current fair value of the Company's common stock. Stock options granted by the Company to non-employees typically vest over a four-year service period. The Company accounts for non-employee grants as an expense over the vesting period of the underlying options.

        Income Taxes—Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company reports a liability, if applicable, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties, if any, related to unrecognized tax benefits, are recognized in income tax expense.

        Net Income Per Share—Basic net income per share is computed by dividing the net income applicable to common stockholders for the period by the weighted-average number of common shares outstanding. Diluted net income per share is computed by giving effect to all potential weighted-average dilutive common stock, including stock options, restricted stock, restricted stock units and convertible senior notes. The dilutive effect of outstanding stock options, restricted stock and restricted stock units, and the convertible senior notes is reflected in diluted net income per share by application of the treasury stock method. Shares associated with stock options, restricted stock, restricted stock units and convertible senior notes are not included to the extent they are antidilutive.

        Foreign Currency Translation—The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange prevailing during the year. The resulting translation adjustments are included in "Other comprehensive income (loss)" within the Consolidated Statements of Comprehensive Income.

        Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss and the change in the foreign currency translation adjustments during the period, and is presented in the Consolidated Statements of Comprehensive Income.

        Recent Accounting Developments—In July 2013, the FASB issued Accounting Standards Update No. 2013-11 ("ASU 2013-11"), "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company is currently evaluating ASU 2013-11, but does not anticipate that the implementation of this guidance will have a material impact on its consolidated financial statements.

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

3.     Acquisitions

        In the fourth quarter of 2013, the Company acquired all of the outstanding shares of FiveStreet, Inc., which provides a lead consolidation and response tool for agents, agent-teams and brokerages. The software consolidates leads from various lead providers, including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads. The purchase price was $4.8 million in cash, $3.8 million of which was paid upon closing, with the remainder to be paid in two equal installments on the first and second anniversaries of the acquisition date. The net assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination, with the total purchase price being allocated to the assets acquired based on their respective fair values. The $4.8 million purchase price was allocated $2.6 million to purchased technology with an estimated useful life of 5 years, $0.3 million to net tangible assets (which included $0.1 million of cash acquired), with the remaining $1.9 million allocated to goodwill. In connection with the purchase accounting, the Company recorded an income tax benefit of $0.7 million, resulting in additional goodwill of $0.7 million being recorded. The financial results of the acquisition are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

        In the second quarter of 2013, the Company acquired certain assets of ABC Holdings, LLC, which, prior to such date, operated Doorsteps®. Doorsteps® provides homebuyers with content, tools and advice along every step of the home buying process and helps professionals connect, engage and collaborate with homebuyers during every step of the transaction. The purchase price was $2.3 million in cash, $0.3 million of which was paid into escrow for a two-year period. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $2.3 million purchase price was allocated $1.0 million to domain name, $0.6 million to purchased technology, $0.2 million to web site content, with the remaining $0.5 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated useful lives ranging from 1 to 5 years. The financial results of the acquisition are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

        In the fourth quarter of 2012, the Company acquired certain assets and assumed certain liabilities of Relocation.com, LLC, which operated an online marketplace that connects homebuyers and renters with moving and storage professionals and was a direct competitor to our Moving.comTM business. The purchase price was $11.5 million in cash, $9.5 million of which was paid upon closing, with the remaining $2.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $11.5 million purchase price was allocated $3.2 million to definite-lived intangible assets, $3.2 million to indefinite-lived intangible assets, $0.1 million to net tangible assets, with the remaining $5.0 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from 2 to 6 years, with the exception of $3.2 million related to indefinite-lived domain names. The financial results of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements.

        In the third quarter of 2012, the Company entered into an agreement with Tiger Lead Solutions, LLC ("TigerLead") whereby the Company acquired substantially all of the operating assets of the TigerLead® business, which provides an integrated set of internet marketing services and SaaS CRM tools to residential real estate professionals to generate, cultivate, and manage leads. The purchase price was $22.0 million in cash, $3.0 million of which was paid into escrow for a one-to-two year period to secure potential liabilities of TigerLead. The assets acquired constituted a business at the date of acquisition and, therefore, were accounted for as a business combination with the total purchase price being allocated to the assets acquired based on their respective fair values. The $22.0 million purchase price was allocated $11.9 million to definite-lived intangible assets, $0.9 million to indefinite-lived intangible assets, $0.1 million to net tangible assets, with the remaining $9.1 million allocated to goodwill. The identifiable intangible assets are being amortized over estimated lives ranging from 6 to 9 years, with the exception of $0.9 million related to indefinite-lived trade name and trademarks. The financial results of the acquired business are included in the Consolidated Financial Statements from the date of acquisition. Pro forma information for this acquisition has not been presented because the effects were not material to the Company's historical consolidated financial statements. In addition, the Company entered into employment agreements with members of TigerLead's senior management whereby the Company granted 273,420 restricted stock units with a grant date fair value of $2.2 million. These restricted stock units vested one year from the date of grant.

        In the third quarter of 2011, the Company acquired the assets of Peep.ly, LLC ("Social Bios"). The Social Bios assets include social media products that can compile and integrate a user's social networking profiles from various social media properties to build a web site landing page that provides a profile of the user and allows the user to conduct a directory search for others whereby the user's social profile is matched against the social profiles of others to determine social overlaps or commonalities. The acquisition did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        Within that single reporting segment, the Company categorizes its products and services into two groups—Consumer Advertising and Software and Services. The Company's Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through its operation of realtor.com® and other consumer-facing web sites. The Company's Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

        The following table summarizes the Company's revenues by product category within its single reporting segment for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue
Consumer advertising	$175,890	$161,817	$155,559
Software and services	51,143	37,416	36,165

Total revenue	$227,033	$199,233	$191,724

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

        In July 2011, the Company and its joint venture partner decided to dissolve the joint venture and terminate the Interim Services Agreement. As a result of the dissolution, the Company received a distribution of $0.5 million which represented the refund of its initial investment. In addition, the Company incurred $0.6 million in costs related to the dissolution of the joint venture which are included in "General and administrative" expenses within the Consolidated Statements of Operations for the year ended December 31, 2011.

Builders Digital Experience LLC

        In October 2009, along with BHI, the Company entered into an agreement to create BDX, a joint venture dedicated to helping new home builders reach buyers with innovative online marketing solutions. Through this joint venture, and in part through operation of a new web site, www.theBDX.com, BDX operates the Move.com New Homes Channel, the NewHomeSource.com web site and other web sites focused on the new homes market. The BDX joint venture is located in Austin, Texas. The Company made cash payments of $6.5 million and contributed customer lists and other business assets in exchange for a 50% ownership in the joint venture. The Company recorded its initial investment in the joint venture at $6.5 million. The carrying value of the investment in BDX exceeded the Company's proportionate share in the underlying assets of the joint venture by $2.5 million. This excess primarily related to differences in the cash payments and carrying value of the net assets contributed by the Company and BHI upon the formation of the joint venture and represented goodwill.

        As of December 31, 2013 and 2012, the Company's interest in its unconsolidated joint venture, BDX, amounted to $4.6 million and $4.9 million, respectively, which was recorded in "Investment in unconsolidated joint venture" within the Consolidated Balance Sheets.

        The Company accounts for its investments in the joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture's net income or loss based on the monthly financial statements of the joint venture. The Company records its proportionate share of net income or loss one month in arrears. The Company's proportionate share of earnings resulting from its investment in unconsolidated joint venture was $2.4 million, $1.2 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was included in "Earnings of unconsolidated joint venture" within the Consolidated Statements of Operations.

        Summarized financial statement information for BDX follows (in thousands):

	November 30,
	2013	2012
Current assets	$8,710	$8,282
Current liabilities	1,613	1,529
Members' equity	7,097	6,753

Total liabilities and members' equity	$8,710	$8,282

	Twelve Months Ended November 30,
	2013	2012	2011
Revenue	$20,279	$18,432	$16,369
Cost of revenue	3,351	3,078	2,583

Gross profit	16,928	15,354	13,786
Total operating expenses	12,043	12,853	11,708

Income before income taxes	4,885	2,501	2,078
Income tax expense	175	115	105

Net income	$4,710	$2,386	$1,973

        The Company received cash distributions of $2.7 million, $2.0 million and $1.9 million from BDX during the years ended December 31, 2013, 2012 and 2011, respectively. The Company applies the "cumulative earnings" approach to apportion the cash distributions received from BDX between returns on investment and returns of investment for purposes of classification in its Consolidated Statements of Cash Flows. All cash distributions received are deemed to be returns on the Company's investment in BDX and classified as operating cash flows, unless the cumulative cash distributions exceed the Company's cumulative equity in earnings from its investment in BDX, in which case the excess cash distributions are deemed to be returns of the investment and are classified as investing cash flows.

        The Company evaluates the significance of its unconsolidated joint ventures on an annual basis. Based on that assessment, the Company determined that its investment in BDX was significant for the year ended December 31, 2013. Accordingly, the stand-alone financial statements of BDX have been included as Exhibit 99.02 to this Annual Report on Form 10-K for the year ended December 31, 2013.

6.     Debt

Convertible Senior Notes

        In August 2013, the Company issued the Notes with a principal amount of $100.0 million. Interest is payable in cash in arrears at a fixed rate of 2.75% on March 1 and September 1 of each year, beginning on March 1, 2014. The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. The Company cannot redeem the Notes prior to maturity.

        The terms of the Notes are governed by an indenture by and between the Company and U.S. Bank National Association, as Trustee (the "Indenture"). The Notes are unsecured, unsubordinated obligations and do not contain any financial covenants or any restrictions pertaining to the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. Upon conversion, holders of the Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election.

        For the Notes, the initial conversion rate is 53.2907 shares of common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $18.77 per share of common stock, subject to adjustment. Prior to the close of business on June 1, 2018, the conversion is subject to the satisfaction of certain conditions as described below.

        Holders of the Notes who convert their notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of their notes, plus any accrued and unpaid interest.

        Holders of the Notes may convert all or a portion of their notes prior to the close of business on June 1, 2018, in multiples of $1,000 principal amount, only under the following circumstances:

  •
  during any fiscal quarter commencing after the quarter ending on December 31, 2013, if the last reported sale price of the Company's common stock for at least twenty trading days during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective notes on each applicable trading day;

  •
  during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate of the respective notes on such trading day; or

  •
  upon the occurrence of specified corporate events as noted in the Indenture.

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

        In accounting for the direct transaction costs (the "issuance costs") related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs, including fees paid to underwriters who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within "Other assets" in the Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the Consolidated Balance Sheets. The Company recorded issuance costs of $2.8 million and $0.6 million to the liability component and equity component, respectively. Interest cost related to the amortization expense of the issuance costs associated with the liability component was $0.2 million in the year ended December 31, 2013.

        The Notes consisted of the following (in thousands):

December 31, 2013
Principal amounts:
Principal	$100,000
Unamortized debt discount(1)	(17,541)

Net carrying amount	$82,459

Carrying amount of the equity component(2)	$18,137

(1)
Included in the Consolidated Balance Sheets within "Convertible senior notes," and is amortized over the remaining life of the Notes on an effective interest rate basis.

(2)
Included in the Consolidated Balance Sheets within "Additional paid-in capital," net of $0.6 million in issuance costs.

        As of December 31, 2013, the remaining life of the Notes was 56 months. The Company applies the treasury stock method to determine the potential dilutive effect of the Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the Notes in cash.

        The following table sets forth total interest expense recognized and the effective interest rate related to the Notes (in thousands, except effective interest rate):

Year Ended December 31, 2013
Contractual interest expense	$1,077
Interest cost related to amortization of debt issuance costs	195
Interest cost related to amortization of the debt discount	1,234
Effective interest rate of the liability component	7.9%

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

7.     Fair Value Measurements

        As of December 31, 2013, the Company's cash and cash equivalent balances were held in unrestricted demand deposit accounts or invested in U.S. treasury bills with original maturity dates of three months or less for which fair value is determined using quoted market prices. As of December 31, 2013, the cash equivalent balances invested in U.S. treasury bills were valued at $40.0 million and are classified as level 1 in the fair value hierarchy. As of December 31, 2012, all of the Company's cash balances were held in unrestricted demand deposit accounts. The Company had no cash equivalents at that date. Accordingly, no adjustments to fair value were necessary.

        Certain assets and liabilities are measured at fair value on a non-recurring basis. That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At December 31, 2013 and 2012, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

        The carrying amounts and estimated fair values of financial instruments not recorded at fair value were as follows (in thousands):

	December 31, 2013
	Carrying Amount	Estimated Fair Value(1)
Convertible senior notes	$82,459	$112,875

(1)
The fair value of the Notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $18.8 million, and is included in the Consolidated Balance Sheets within "Additional paid-in capital."

        The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on December 31, 2013.

        Based on the closing price of the Company's common stock of $15.99 on December 31, 2013, the if-converted value of the Notes was less than their principal amounts.

8.     Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer software and equipment	$54,102	$48,021
Capitalized development costs	23,423	18,047
Furniture, fixtures and office equipment	2,700	2,658
Leasehold improvements	9,867	10,820
Construction-in-progress	525	1,385

Total	90,617	80,931
Less: accumulated depreciation and amortization	(66,657)	(58,956)

Property and equipment, net	$23,960	$21,975

        Depreciation and amortization expense was $10.5 million, $9.6 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts include amortization of capitalized development costs of $2.4 million, $1.6 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalized development costs of $4.5 million, $2.6 million and $1.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. The net unamortized book value of the Company's capitalized development costs was $7.3 million and $5.1 million at December 31, 2013 and 2012, respectively.

        At December 31, 2013 and 2012, there were no assets purchased under capital leases. Construction-in-progress is primarily related to computer hardware, software licenses and capitalized development costs for which the associated applications have not been placed in service.

9.     Goodwill and Other Intangible Assets

        Goodwill increased $3.1 million to $41.6 million as of December 31, 2013, from $38.6 million as of December 31, 2012, due to the Company's 2013 acquisitions discussed in Note 3 "Acquisitions." The Company had no accumulated impairment losses as of December 31, 2013 and 2012. The Company also had both indefinite- and definite-lived intangible assets at those dates. Indefinite-lived intangible assets consist of domain names, trade name and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors. Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, other miscellaneous agreements and web site content. The definite-lived intangible assets are amortized over the expected period of benefit. There are no expected residual values related to these intangible assets.

        Intangible assets and weighted-average amortization periods by category are as follows (in thousands):

		December 31,
		2013		2012
	Weighted Average Amortization Period
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trade names, trademarks, brand names, and domain names	5.1	$1,530	$657	$530	$521
Content syndication agreements	5.0	3,800	2,491	3,800	1,731
Purchased technology	5.5	11,800	3,605	8,600	1,983
Customer relationships	7.7	8,630	2,014	8,630	835
Other	9.3	3,583	2,803	3,403	2,079

Total definite-lived intangible assets	6.6	29,343	11,570	24,963	7,149

Trade names and trademarks		6,630	—	6,630	—

Total indefinite-lived intangible assets		6,630	—	6,630	—

Total intangible assets		$35,973	$11,570	$31,593	$7,149

        Amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $4.4 million, $2.3 million and $1.5 million, respectively. Amortization expense for the next five years is estimated to be as follows (in thousands):

Year Ended December 31,
2014	$4,684
2015	3,820
2016	2,821
2017	2,753
2018	2,076

10.   Other Current Assets

        Other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid commissions	$4,762	$4,220
Other	3,441	2,995

Total	$8,203	$7,215

11.   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and related benefits	$12,337	$11,545
Customers' refundable fees	3,607	—
Other	10,985	8,967

Total	$26,929	$20,512

        Customers' refundable fees represent a liability for prepayments received from customers on contracts that may be refundable. In the fourth quarter of 2013, the Company received a $4.0 million prepayment from a customer associated with a content licensing agreement. Revenues associated with the agreement are expected to be earned over a two-year period. The unearned portion of the prepayment may be refundable if circumstances specified in the agreement were to occur. For the year ended December 31, 2013, the Company recognized $0.4 million in revenue associated with the agreement.

12.   Related-Party Transactions

        The Company makes payments to the NAR required under its operating agreement with the NAR and under certain other advertising agreements. Total amounts paid under these agreements were $2.0 million for the years ended December 31, 2013, 2012 and 2011. The Company also provided product development services to the NAR and recognized $0.8 million in revenues for the year ended December 31, 2011. The Company did not provide similar product development services in 2013 or 2012. As of December 31, 2013, the Company had a balance due to the NAR of $0.5 million, which is included in "Accounts payable" within the Consolidated Balance Sheets. As of December 31, 2012, the Company had a balance due to the NAR of $0.5 million, which is included in "Accrued liabilities" within the Consolidated Balance Sheets. Additionally, future commitments to the NAR are included within the summary of other commitments in Note 21, "Commitments and Contingencies."

13.   Stock Plans

        In June 2011, the Board of Directors adopted, and the stockholders approved, the Move Inc. 2011 Incentive Plan (the "2011 Plan"). The 2011 Plan reserved 5.2 million shares of common stock for future grants. The 2011 Plan contains a provision for an automatic increase in the number of shares available for grant, not to exceed 2.5 million, based on the number of shares underlying awards outstanding as of February 28, 2011, under prior plans that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. We renounced the granting of further awards under all previous stock plans as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011. As of December 31, 2012, shares available to grant pursuant to the 2011 Plan were increased by the maximum 2.5 million allowed in accordance with its terms. On June 12, 2013, our stockholders approved an amendment to the 2011 Plan whereby the number of shares available for future grant was increased by 2.1 million. As of December 31, 2013, common stock available for future issuance under the 2011 Plan was 3.3 million shares.

        Prior to the adoption of the 2011 Plan, the Company's Board of Directors adopted various equity incentive plans (some of which were approved by the Company's stockholders), and in addition the Company assumed certain equity incentive plans in connection with various acquisitions (collectively, the "Predecessor Plans"). These Predecessor Plans provided for the issuance of either non-statutory or both non-statutory and incentive stock options in addition to other equity instruments to employees, officers, directors and consultants of the Company. These Predecessor Plans were superseded by the adoption of the 2011 Plan in June 2011. Consequently, there were no shares available for future issuance under these Predecessor Plans as of December 31, 2013 and 2012. Options outstanding pursuant to these plans were 2,505,886 and 5,141,695 as of December 31, 2013 and 2012, respectively, and the weighted-average exercise prices of those outstanding options were $10.84 and $10.90, respectively.

Stock-Based Compensation and Charges

        The Company recognizes stock-based compensation and charges in accordance with ASC 718 "Compensation—Stock Compensation." Compensation costs are recognized using a straight-line amortization method over the vesting period.

        The following chart summarizes the stock-based compensation and charges, associated with stock option, restricted stock and restricted stock unit grants to employees and non-employees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$340	$268	$221
Sales and marketing	2,379	1,962	1,351
Product and web site development	2,719	1,938	1,176
General and administrative	5,250	4,104	3,159

Total stock-based compensation and charges	$10,688	$8,272	$5,907

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

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.69%–1.75%	0.59%–1.04%	0.83%–2.30%
Expected term (in years)	5.85	5.85	5.85
Dividend yield	0%	0%	0%
Expected volatility	70%–75%	75%	75%–80%

        The Company periodically evaluates its forfeiture rates and, if appropriate, updates the rates it uses in the determination of its stock-based compensation expense. There were no changes to the forfeiture rates for the years ended December 31, 2013, 2012 and 2011.

        The following table is a summary of stock option activity as of December 31, 2013 and for the year then ended. There were no stock option grants made to non-employees in the year ended December 31, 2013.

	Number of Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	7,000	$10.10
Granted	953	9.96
Exercised	(1,402)	7.19
Forfeited	(1,616)	13.50

Outstanding at December 31, 2013	4,935	$9.78	6.4	$33,121

Exercisable at December 31, 2013	3,139	$10.29	5.2	$20,339

        A summary of stock options outstanding and exercisable at December 31, 2013, follows:

	Options Outstanding		Options Exercisable
Prices	Number of Shares (In thousands)	Weighted- Average Exercise Price	Number of Shares (In thousands)	Weighted- Average Exercise Price
$4.04 to $6.32	954	$5.50	926	$5.49
$6.36 to $8.27	1,184	7.34	614	7.32
$8.29 to $15.99	2,009	9.58	823	9.55
$16.80 to $25.52	788	19.12	776	19.15

	4,935	$9.78	3,139	$10.29

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $6.40, $5.20 and $5.34, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $7.7 million, $0.8 million and $0.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

        The total cost recognized related to stock option awards was $4.5 million, $5.2 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        As of December 31, 2013, there was $8.3 million of unrecognized compensation cost related to non-vested stock option awards granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

        The Company grants restricted stock awards to the non-employee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director). During the year ended December 31, 2013 and 2012, the Company granted 45,959 and 73,391 shares of restricted stock to the non-employee members of its Board of Directors, respectively. These shares, subject to certain terms and restrictions, will vest over three years from the date of grant. Additionally, during the year ended December 31, 2011, the Company issued 32,729 shares of restricted stock, respectively, to its non-employee members of its Board of Directors (except any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived such remuneration). These shares, subject to certain terms and restrictions, will cliff vest on the third anniversary of their issuance. Additionally, during the year ended December 31, 2011, the Company granted 7,500 shares of common stock to the Chairman of the Board of Directors which vested immediately. The aggregate grant date fair value associated with the issuance of these shares was $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is being recognized as stock-based charges over their respective vesting periods. Total cost recognized for restricted stock awards issued to the non-employee members of its Board of Directors was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company also grants restricted stock awards to certain executives and key employees. Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date. During the year ended December 31, 2012, the Company granted 100,000 shares of restricted stock with an aggregate grant date fair value of $0.7 million that is being amortized over the vesting period. During the year ended December 31, 2011, the Company granted 438,350 shares with an aggregate grant date fair value of $3.3 million, which is being amortized over the respective vesting periods. The Company did not grant any restricted stock awards to executives and key employees during the year ended December 31, 2013. Costs recognized during the years ended December 31, 2013, 2012 and 2011, associated with these restricted stock awards, totaled $0.8 million, $1.0 million and $0.3 million, respectively.

        A summary of the Company's non-vested restricted stock award activity for the year ended December 31, 2013, is as follows:

	Number of Shares (In thousands)	Weighted- Average Grant Date Fair Value
Non-vested restricted stock awards at December 31, 2012	505	$7.62
Granted	46	11.75
Vested	(164)	7.87
Forfeited	(17)	6.42

Non-vested restricted stock awards at December 31, 2013	370	$8.08

        The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $11.75, $7.42 and $7.65, respectively. The aggregate fair value of restricted stock awards vested during the years ended December 31, 2013, 2012 and 2011, was $2.1 million, $1.3 million and $1.9 million, respectively. As of December 31, 2013, there was $2.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

        The Company also grants restricted stock units. Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date. During the year ended December 31, 2013, the Company granted 1,009,910 restricted stock units with an aggregate grant date fair value of $11.0 million, which is being amortized over the four-year vesting period. During the year ended December 31, 2012, the Company granted 941,365 restricted stock units with an aggregate grant date fair value of $7.9 million, which is being amortized over the four-year vesting period. In addition, there were 273,420 restricted stock units with an aggregate grant date fair value of $2.2 million provided to members of TigerLead's senior management in 2012 pursuant to employment agreements as described in Note 3, "Acquisitions," which was amortized over a one-year vesting period. As of December 31, 2013, there were 1,545,389 non-vested restricted stock units outstanding with an aggregate grant date fair value of $15.4 million. The total cost recognized for restricted stock units was $4.8 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively.

        A summary of the Company's non-vested restricted stock unit activity for the year ended December 31, 2013, is as follows:

	Number of Shares (In thousands)	Weighted- Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2012	1,092	$8.27
Granted	1,010	10.85
Vested	(475)	8.13
Forfeited	(82)	9.51

Non-vested restricted stock units at December 31, 2013	1,545	$9.95

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $10.85, $8.25 and $5.80, respectively. The aggregate fair value of restricted stock units vested during the year ended December 31, 2013 was $6.2 million. As of December 31, 2013, there was $9.7 million of unrecognized compensation cost related to non-vested restricted stock units granted under the Company's plans. Substantially all of that cost is expected to be recognized over a weighted-average period of 2.9 years.

Performance-Based Restricted Stock Units

        The Company granted performance-based restricted stock units to executive and key employees in 2010 and 2009. These awards could have been earned on the attainment of certain performance goals defined by the Management Development and Compensation Committee of the Board of Directors (the "Compensation Committee") relating to the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) for a specified fiscal year. The Board of Directors did not award any new performance-based restricted stock awards during the years ended December 31, 2013, 2012 and 2011. The Company recognized $0.7 million in stock-based compensation costs related to performance-based restricted stock units during the year ended December 31, 2011. There was no stock-based compensation associated with performance-based restricted stock units recognized during the years ended December 31, 2013 and 2012.

        The aggregate fair value of performance-based restricted stock units that vested during the year ended December 31, 2011 was $0.7 million. There were no performance-based restricted stock units outstanding at December 31, 2013 or 2012.

14.   Series B Preferred Stock

        On November 6, 2005, the Company entered into a Preferred Stock Purchase Agreement ("Agreement") with Elevation Partners, L.P. and such affiliates as Elevation Partners, L.P. designated ("Elevation") to sell to Elevation 100,000 shares of its Series B Preferred Stock for an aggregate purchase price of $100 million. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended. The transaction closed on November 29, 2005. The net proceeds of $94.1 million from the issuance of the Series B Preferred Stock were net of issuance costs of $5.9 million, and were classified as mezzanine equity due to certain change of control provisions which provide for redemption outside the control of the Company.

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

        In February 2011, the Company reached an agreement with Elevation to redeem 70,000 shares of the Series B Preferred Stock, at a total redemption price of $70.4 million, including $0.4 million in associated cash dividends accrued through the date immediately prior to the redemption. As a result of the redemption, the Company accelerated a proportionate share of the unamortized discount resulting in an additional charge of $1.4 million, which is included in "Convertible preferred stock dividend and related accretion" within the Consolidated Statements of Operations for the year ended December 31, 2011. Immediately after the completion of the redemption, Elevation continued to be the sole holder of the outstanding Series B Preferred Stock and held 49,044 shares of such stock as of December 31, 2011, which stock was held under the same terms as applied to the original purchase of Series B Preferred Stock.

        In March 2012, the Company elected to redeem all of the outstanding shares of the Series B Preferred Stock held by Elevation, 49,044 shares, for a total redemption price of $49.5 million, including $0.5 million in associated cash dividends accrued through the date immediately prior to the redemption. In March 2012, the Company and Elevation agreed on certain timing and procedural matters to facilitate the redemption. As a result of the agreed-upon redemption, the Company recognized the remaining unamortized issuance costs associated with the Series B Preferred Stock of $0.4 million, which is included in "Convertible preferred stock dividend and related accretion" within the Consolidated Statements of Operations for the year ended December 31, 2012. The redemption was effective, and the redemption price was paid to Elevation on April 6, 2012.

        The Company recorded accretion of the discount and issuance costs of $0.5 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.

        A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Net convertible preferred stock at December 31, 2010	$116,564
Accretion of discount and issuance costs	1,991
Partial redemption of convertible preferred stock	(70,000)

Net convertible preferred stock at December 31, 2011	48,555
Accretion of discount and issuance costs	489
Final redemption of convertible preferred stock	(49,044)

Net convertible preferred stock at December 31, 2012	$—

15.   Capitalization

Series A Preferred Stock

        As of December 31, 2004, the Company had authorized the issuance of one share of Series A Preferred Stock. As of December 31, 2013 and 2012, one share of Series A Preferred Stock was issued and outstanding and held by the NAR. The holder of the Series A Preferred Stock has the following rights:

        Voting—Except as provided in this paragraph, the Series A preferred stockholder is not entitled to notice of any stockholders' meetings and shall not be entitled to vote on any matters with respect to any question upon which holders of common stock or preferred stock have the right to vote, except as may be required by law (and, in any such case, the Series A Preferred Stock shall have one vote per share and shall vote together with the common stock as a single class). The holder of Series A Preferred Stock is entitled to elect one director of the Company. If there is any vacancy in the office of a director elected by the holder of the Series A Preferred Stock, then a director to hold office for the unexpired term of such directorship may be elected by the vote or written consent of the holder of the Series A Preferred Stock. The provisions dealing with preferred stockholders' rights included in our certificate of incorporation may not be amended without the approval of the holder of the Series A Preferred Stock.

        Dividends—In each calendar year, the holder of the Series A Preferred Stock is entitled to receive, when, as and if declared by the Board, non-cumulative dividends in an amount equal to $0.08 per share of Series A Preferred Stock (as appropriately adjusted for stock splits, stock dividends, recapitalizations and the like), prior and in preference to the payment of any dividend on the common stock in such calendar year. If, after dividends in the full preferential amounts specified in this section for the Series A Preferred Stock have been paid or declared and set apart in any calendar year of the Company, the holder of the Series A Preferred Stock shall have no further rights to receive any further dividends that the Board may declare or pay in that calendar year.

        Liquidation—In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holder of the Series A Preferred Stock is entitled to receive, prior and in preference to any payment or distribution on any shares of common stock, an amount equal to $1.00 per share of Series A Preferred Stock. After payment of such amount, any further amounts available for distribution shall be distributed among the holders of common stock and the holders of preferred stock other than Series A Preferred Stock, if any, entitled to receive such distributions.

        Redemption—Redemption of the Series A Preferred Stock could occur upon the earliest of: (i) termination of that certain operating agreement dated November 26, 1996, as may be amended from time to time, between REALTORS® Information Network, Inc. and RealSelect, Inc. (the "operating agreement"); (ii) the NAR ceases to own at least 37,445 shares of common stock of the Company; (iii) the existence and continuance of a material breach by the NAR of that certain Joint Ownership Agreement, dated as of November 26, 1996, between the NAR, and subsidiaries of the Company; or (iv) the existence and continuance of a material breach by the NAR of the Trademark License dated as of November 26, 1996, by and between the NAR and the Company. At any time following the occurrence of these events, the Company may, at the option of the Board, redeem the Series A Preferred Stock. The redemption price for each share of Series A Preferred Stock shall be $1.00 per share.

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

16.   Common Stock Repurchases

        In February 2011, the Board of Directors authorized a stock repurchase program. From the inception of the program in February 2011 through the program's expiration on February 10, 2013, the Company repurchased, and retired, 1,493,127 shares of its common stock for an aggregate purchase price of $9.7 million.

        In March 2013, the Board of Directors authorized another stock repurchase program (the "Program"). The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company's outstanding common stock utilizing surplus cash in an amount of up to $20 million. Under the Program, the Company is authorized to repurchase shares of common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements. Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company's common stock. As of December 31, 2013, the Company has repurchased, and retired, 84,054 shares of its outstanding common stock in the open market for $1.0 million since the inception of the Program.

        Additionally, on August 12, 2013, in connection with the issuance of the Notes, the Company purchased, and retired, 1,798,561 shares of its outstanding common stock in privately negotiated transactions for an aggregate purchase price of $25.0 million.

17.   Net Income per Share

        The following table sets forth the computation of basic and diluted net income per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$574	$5,625	$7,260
Convertible preferred stock dividend and related accretion	—	(942)	(4,069)

Net income applicable to common stockholders	$574	$4,683	$3,191

Denominator:
Basic weighted average shares outstanding	39,089	38,705	39,114
Dilutive effect of options and restricted stock	2,147	1,016	814

Fully diluted weighted average shares outstanding	41,236	39,721	39,928

Basic income applicable to common stockholders	$0.01	$0.12	$0.08

Diluted income applicable to common stockholders	$0.01	$0.12	$0.08

        Because their effects would be antidilutive, the denominator in the above computation of diluted income per share excludes "out-of-the-money" stock options of 835,416 and 3,949,581 for the years ended December 31, 2013 and 2012, respectively. The denominator in the above calculation of diluted income per share excludes convertible preferred stock and "out-of-the-money" stock options totaling 7,795,006 for the year ended December 31, 2011.

        The Notes did not have a dilutive effect in the above calculation of diluted income per share for the year ended December 31, 2013.

18.   Supplemental Cash Flow Information

        The following represents the Company's non-cash financing and investing activities for the years ended December 31, 2013, 2012 and 2011. The cash-related components of these transactions are reported within the Consolidated Statements of Cash Flows.

        During the year ended December 31, 2013:

  •
  In connection with the acquisition of all of the outstanding shares of FiveStreet, Inc., the Company paid $3.8 million of the $4.8 million purchase price upon closing, with the remaining $1.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date (see Note 3, "Acquisitions"). The imputed interest associated with the note payable is reported within "Amortization of debt discount and issuance costs" in the Consolidated Statements of Cash Flows.

  •
  In connection with the purchase accounting for the acquisition of all of the outstanding shares of FiveStreet, Inc., the Company recorded an income tax benefit of $0.7 million, resulting in additional goodwill of $0.7 million being recorded.

        During the year ended December 31, 2012:

  •
  In connection with the acquisition of certain assets of Relocation.com, LLC, the Company paid $9.5 million of the $11.5 million purchase price upon closing, with the remaining $2.0 million to be paid in two equal installments on the first and second anniversaries of the acquisition date (see Note 3, "Acquisitions"). In 2013, $1.0 million of the remaining purchase price was paid and is reflected as a financing activity in the Consolidated Statements of Cash Flows. The imputed interest associated with the note payable is reported within "Amortization of debt discount and issuance costs" in the Consolidated Statements of Cash Flows.

        During the year ended December 31, 2011:

  •
  The Company declared and accrued $0.4 million in cash dividends on its Series B Preferred Stock as of December 31, 2011.

19.   Defined Contribution Plan

        The Company has a savings plan ("Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 75%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All full-time employees are eligible to participate in the Savings Plan. The Company pays all of the administrative expenses of the Savings Plan and may make matching contributions to the Savings Plan. The Company made matching contributions of $1.6 million, $1.4 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

20.   Income Taxes

        The Company is subject to income taxes in the U.S. and Canada. However, due to the NOLs and Canadian tax credits generated for tax purposes, the Company does not record a current U.S. federal or Canadian tax provision. However, the Company is subject to income taxes in various state jurisdictions and has recorded a current state tax provision. In addition, the Company has recorded a deferred tax provision due to certain indefinite-lived intangible assets being amortized for tax purposes but not for book purposes. For the year ended December 31, 2013, a deferred tax benefit was recorded for the change in the valuation allowance resulting from the deferred tax liability established as part of a business combination.

        Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(45)	118	114

Total current provision	$(45)	$118	$114

Deferred:
Federal	$(77)	$248	$137
State	21	31	22

Total deferred provision	$(56)	$279	$159

Income tax (benefit) expense	$(101)	$397	$273

        The following table reconciles the federal income tax statutory rate to the Company's effective income tax rate (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory rate applied to income before income taxes	$161	34%	$2,049	34%	$2,561	34%
State taxes, net of federal tax benefit	510	108	290	5	560	7
Non-deductible executive compensation	1,128	238	211	4	145	2
Permanent items	562	119	2,595	43	(4,859)	(64)
Stock compensation	4,512	954	3,463	58	458	6
Expired tax attributes	4,531	958	2,058	34	—	—
Change in state effective tax rate	(138)	(29)	13	—	(443)	(6)
Change in valuation allowance	(11,367)	(2,403)	(10,282)	(171)	1,851	25

Total tax (benefit) expense	$(101)	(21)%	$397	7%	$273	4%

        Deferred tax assets and liabilities are recognized for the future tax effect attributable to temporary differences, NOLs and credit carryforwards. A summary of the components of the deferred tax assets and liabilities and related valuation allowance follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$262,987	$267,398
Other	37,366	44,729

	300,353	312,127
Valuation allowance	(294,101)	(312,127)

Net deferred tax assets	6,252	—

Deferred tax liabilities:
Amortization of acquired intangible assets	(1,959)	(1,333)
Convertible senior notes	(6,252)	—

Total deferred tax liabilities	(8,211)	(1,333)

Net deferred tax liabilities	$(1,959)	$(1,333)

        Based on management's assessment, the Company has placed a valuation reserve against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs. Management regularly reviews the Company's net deferred tax valuation allowance to determine if available evidence continues to support the Company's position that it is more-likely-than-not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future. As of December 31, 2013, management could not conclude that it is more-likely-than-not that the deferred tax assets will be realized. As a result, the Company will continue to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

        The valuation allowance for net deferred tax assets decreased by $18.0 million primarily as a result of a reduction of deferred tax assets due to book and tax basis differences related to the Notes and the expiration of stock options and NOLs. The deferred tax liability is included in "Other non-current liabilities" within the Consolidated Balance Sheets.

        The Company recognizes excess tax benefits associated with the exercise of stock options as additional paid in capital only when realized. Accordingly, deferred tax assets are not recognized for NOLs resulting from excess tax deductions. As of December 31, 2013, deferred tax assets do not include $57.1 million of these excess tax benefits from employee stock option exercises that are a component of the Company's NOLs. Additional paid in capital will be increased up to an additional $57.1 million, if and when, such excess tax benefits are realized. At December 31, 2013, the Company had gross NOLs for federal and state income tax purposes of $910.6 million and $223.1 million, respectively. The federal NOLs will begin to expire in 2017. In 2013, $69.8 million of the state NOLs expired and will continue to expire from 2014 until 2033. Gross NOLs for both federal and state tax purposes may be subject to an annual limitation under relevant tax laws. Currently, the NOLs have a full valuation allowance recorded against them. At December 31, 2013, the Company had $34.0 million of capital loss carryforward for federal and state income tax purposes. In 2013, $1.4 million of the capital loss expired. The Company also had $6.3 million of Canadian tax credit carryforward available to offset Canadian tax liabilities. The Canadian tax credit will begin to expire in 2015.

        Of the $910.6 million federal NOLs, $149.9 million may belong to members of the Company's group that cannot be consolidated for federal income tax purposes. Consequently, those NOLs would not be available to the Company to offset taxable income in the future. The NOLs indicated above are subject to a full valuation allowance.

        Utilization of the NOLs may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") as well as similar state and foreign limitations. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed a significant portion of its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs. There may also be additional ownership changes in the future, and any future change of its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

        As of December 31, 2013 and 2012, the Company does not have any uncertain tax positions or accrued interest or penalties related to uncertain tax positions. The Company's policy is to recognize interest and penalties related to uncertain tax positions in its provision for income tax. The Company does not have any interest or penalties related to uncertain tax positions in its provision for income tax during the years ended December 31, 2013, 2012 and 2011. The tax years 1993—2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

21.   Commitments and Contingencies

Operating Leases

        The Company leases certain facilities and equipment under non-cancelable operating leases with various expiration dates through 2020. The leases generally contain renewal options and payments that may be adjusted for increases in operating expenses. Leasehold improvement incentives are recorded as deferred obligations and amortized as a reduction in rent expense over the life of the lease. Future minimum lease payments under operating leases as of December 31, 2013, are as follows (in thousands):

Year Ended December 31,
2014	$5,059
2015	5,031
2016	4,556
2017	3,125
2018	3,033
Thereafter	2,077

Total	$22,881

        Rent expense associated with the Company's operating leases was $4.9 million, $4.6 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Commitments

        Under the Company's operating agreement with the NAR, the Company has an exclusive arrangement to operate realtor.com®, a license to use the realtor.com® domain name and trademark, and a license to use the REALTORS® trademark in exchange for minimum annual royalty payments. Commitments for the years ending 2014 and beyond will be calculated based on amounts paid in the prior year adjusted for changes in the Annual Consumer Price Index for the period ending in the prior calendar year.

        The Company also has a data access agreement with Real Estate Business Services, Inc. ("REBS"), which provides the Company with a perpetual license to use data related to California real property included in REBS's database on the Company's web sites. In addition, the Company also has various other web services and content agreements providing data for the Company's web sites.

        The following presents the Company's future minimum commitments under the above agreements for the next five years (in thousands):

Year Ended December 31,
2014	$4,519
2015	3,480
2016	2,770
2017	2,192
2018	2,192

Total	$15,153

        Additionally, commitments for the purchase of property, plant and equipment and software maintenance were $0.4 million as of December 31, 2013.

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

        On November 25, 2009, the District Court entered its claim construction order in the Move California Action. On January 27, 2010, upon joint request of the parties, the District Court entered judgment of non-infringement of the patent. In July 2010, REAL appealed the District Court's claim construction with the Federal Circuit Court of Appeals (the "Circuit Court"). On March 22, 2011, the Circuit Court concluded that the District Court erred in certain of its claim construction and vacated and remanded the case for further proceedings.

        On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor. On January 26, 2012, the District Court entered an order granting the Company's motion for summary judgment on the Company's claim of non-infringement of the patent. On March 27, 2012, REAL appealed the District Court's summary judgment order. On March 4, 2013, the Circuit Court issued its opinion affirming the District Court's ruling of no direct infringement of the patent by the Company, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai Technologies, Inc. v. Limelight Network, Inc., 692 F.3d 1301 (Fed. Cir. 2012) (S.Ct. Cert. No. 12-960). The Company filed a motion for rehearing to the Circuit Court on May 3, 2013. On June 12, 2013, the Circuit Court denied the Company's motion and remanded the case to the District Court. On January 10, 2014, the U. S. Supreme Court granted writ of certiorari in the Akamai case on the issue of whether the Circuit Court erred in holding that a defendant may be held liable for inducing patent infringement in the absence of a finding of direct infringement. On February 3, 2014, the District Court entered an order staying the case pending the U.S. Supreme Court decision in the Akamai case. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of these cases.

        In March 2010, Smarter Agent, LLC ("Smarter Agent") filed suit against Move, Inc., against the Company's affiliate, RealSelect, Inc. ("RealSelect"), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the U.S. District Court for the District of Delaware (the "Court"). The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 ("Patents in Suit") by offering an iPhone application for the realtor.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys' fees) and an injunction. On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office ("PTO"). On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect. On October 22, 2010, SmarterAgent filed its answer to such counter claims. The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an initial office action rejecting all claims in the Patents in Suit. Smarter Agent appealed the PTO's rejection to the Patent Trial and Appeals Board. On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the USPTO and on March 7, 2011, the Court so ordered the stay as requested. The Company intends to vigorously defend all claims. At this time, however, the Company is unable to express an opinion on the outcome of this case.

Contingencies

        From time to time, the Company is party to other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business. As of the date of this Annual Report on Form 10-K and except as set forth herein, the Company is not a party to any other litigation or administrative proceedings that management believes would have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

22.   Quarterly Financial Data (unaudited)

        Provided below is the selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012:

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands, except per share amounts)
Revenue	$54,238	$57,490	$58,825	$56,480	$47,741	$49,309	$49,446	$52,737
Costs and operating expenses:
Cost of revenue(1)	10,863	11,790	11,750	11,465	8,790	8,823	9,376	10,432
Sales and marketing(1)	21,668	22,980	22,971	22,393	18,267	19,163	18,095	19,564
Product and web site development	9,846	9,583	9,894	9,566	8,714	9,477	9,412	9,738
General and administrative	11,538	11,985	12,209	11,550	10,888	10,162	10,464	10,846
Amortization of intangible assets	999	1,063	1,110	1,249	397	397	500	981

Total costs and operating expenses	54,914	57,401	57,934	56,223	47,056	48,022	47,847	51,561

Operating (loss) income	(676)	89	891	257	685	1,287	1,599	1,176
Interest (expense) income, net	(14)	(13)	(917)	(1,615)	1	—	(1)	(6)
Earnings of unconsolidated joint venture	602	463	585	705	199	221	290	482
Other (expense) income	(27)	(8)	(46)	197	(52)	(17)	—	158

(Loss) income before income taxes	(115)	531	513	(456)	833	1,491	1,888	1,810
Income tax (benefit) expense	(15)	65	375	(526)	25	47	103	222

Net (loss) income	(100)	466	138	70	808	1,444	1,785	1,588
Convertible preferred stock dividend and related accretion	—	—	—	—	(918)	(24)	—	—

Net (loss) income applicable to common stockholders	$(100)	$466	$138	$70	$(110)	$1,420	$1,785	$1,588

Basic net (loss) income per share applicable to common stockholders	$(0.00)	$0.01	$0.00	$0.00	$(0.00)	$0.04	$0.05	$0.04

Diluted net (loss) income per share applicable to common stockholders	$(0.00)	$0.01	$0.00	$0.00	$(0.00)	$0.04	$0.04	$0.04

(1)
Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from "Cost of revenue" to "Sales and marketing" within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into "Sales and marketing." This had the effect of decreasing "Cost of revenue" and increasing "Sales and marketing" expense by the quarterly amounts specified in the following table.

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(In thousands)
Lead acquisition costs reclassified from "Cost of revenue" to "Sales and marketing"	$1,825	$2,019	$2,016	$855	$805	$860	$1,472

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Move's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on our assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria. Move's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting. This report appears below.

        There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Move, Inc.

We have audited Move, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (1992 Framework) (the COSO criteria). Move Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Move, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Move, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, cash flows and schedule for each of the three years in the period ended December 31, 2013 and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 18, 2014

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
	(In thousands)			(In thousands)
Equity compensation plans approved by stockholders	4,409	(1)	$9.91	3,336
Equity compensation plans not approved by stockholders	526		$8.70	—

Total	4,935		$9.78	3,336

(1)
Includes shares to be issued pursuant to the exercise or settlement of awards granted under the Move, Inc. 1999 Stock Incentive Plan (which plan expired on July 6, 2009) and the Move, Inc. 2011 Incentive Plan.

Non-stockholder Approved Plans

        Our Board of Directors adopted various equity incentive plans that were not approved by our stockholders. In addition, we assumed certain equity incentive plans in connection with various acquisitions. These plans were superseded by the 2011 Plan, which was approved by our stockholders at our annual stockholders meeting on June 15, 2011. The 2011 Plan contains a provision for an automatic increase in the number of shares available for grant, not to exceed 2.5 million, based on the number of shares underlying awards outstanding as of February 28, 2011, under prior plans that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. As of December 31, 2012, shares available to grant pursuant to the 2011 Plan were increased by the maximum 2.5 million allowed in accordance with its terms. Consequently there were no shares available for future issuance under these non-stockholder approved plans as of December 31, 2013 and 2012.

        Stock options outstanding pursuant to these non-stockholder approved plans were 525,789 and 877,528 as of December 31, 2013 and 2012, respectively, and the weighted-average exercise prices of those outstanding stock options were $8.70 and $8.83, respectively. The weighted-average remaining life of those stock options was 6.5 years at December 31, 2013.

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

        In July 2009, we established, in reliance on NASDAQ Listing Rule 5635(c)(4), a reserve of 656,250 shares of common stock for future grants of equity awards as inducement to certain individuals entering into employment with us. This was superseded by the 2011 Plan. We renounced the granting of further awards under this inducement plan as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our annual stockholders meeting on June 15, 2011.

        Other non-stockholder approved plans include the following plans assumed in connection with prior acquisitions: The 1997-1998 Stock Incentive Plan of Cendant Corporation; the Cendant Corporation Move.com Group 1999 Stock Option Plan, as amended and restated effective as of March 21, 2000; the Move.com, Inc. 2000 Stock Incentive Plan; the HomeWrite Incorporated 2000 Equity Incentive Plan; the ConsumerInfo.com, Inc. 1999 Stock Option Plan; the iPlace 2000 Stock Option Plan; the eNeighborhoods, Inc. 1998 Stock Option Plan; the Qspace, Inc. 1999 Stock Option Plan; the iPlace, Inc. 2001 Equity Incentive Plan; and The Hessel Group, Inc. 2000 Stock Option Plan. Each of these plans (i) is intended to attract, retain and motivate employees; (ii) is administered by the Board of Directors or by a committee of the Board of Directors of such entities; and (iii) provides that options granted thereunder are exercisable as determined by such Board of Directors or committee, provided that no option would be exercisable after the expiration of 10 years after the grant date. As of December 31, 2011, all of the compensation plans assumed in connection with prior acquisitions had expired. In addition, we renounced the granting of further awards under these plans as part of our proposal of the 2011 Plan for stockholder approval, which 2011 Plan was approved by our stockholders at our Annual Meeting on June 15, 2011. Options outstanding as of December 31, 2013, pursuant to compensation plans assumed in connection with prior acquisitions, in the aggregate, total 155,768 and the weighted-average exercise price of those option shares was $9.83.

        For additional information regarding our equity compensation plans, see Note 13, "Stock Plans," to our Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

    (2)
    Schedule II—Valuation and Qualifying Accounts, Exhibit Number 99.01.

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
3.01.3
Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 5, 2012.)
3.02.1
Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 28, 2006 (File No. 000-26659)), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)
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

Number	Exhibit Title
4.02	Indenture, dated as of August 12, 2013, between Move, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the our current report on Form 8-K filed August 13, 2013.)
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
10.01.4
Amendment dated September 10, 2010, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly-owned subsidiary of the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 16, 2010.)(1)
10.01.5
Amendment dated July 24, 2013, to the Operating Agreement dated November 26, 1996, between RealSelect, Inc., a wholly owned subsidiary of the Company, and Realtors Information Network, Inc., a wholly owned subsidiary of the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 25, 2013.)
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

Number	Exhibit Title
10.07	Exclusivity Termination Agreement between Homestore, Inc., RealSelect, Inc., REALTORS(®) Information Network, Inc. and the National Association of REALTORS®. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 21, 2005.)
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

Number	Exhibit Title
10.21	Amendment to Amended and Restated 1997 Stock Incentive Plan of Cendant Corporation dated March 28, 2000. (Incorporated by reference to Exhibit 4.08 to our registration statement on Form S-8 (File No. 333-55828) filed February 16, 2001.)(2)
10.22	Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed June 20, 2011.)(2)
10.23	Amendment to the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed June 17, 2013.)(2)
10.24
Form of Stock Option Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.85 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.25
Form of Restricted Stock Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.86 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.26
Form of Time-vesting Restricted Stock Unit (RSU) Award Certificate under the Move, Inc. 2011 Incentive Plan. (Incorporated by reference to Exhibit 10.97 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.27	Homestore 401(k) Plan. (Incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1/A (File No. 333-79689) filed June 17, 1999.)(2)
10.28
Form of Indemnity Agreement between Move, Inc. and each of its directors and executive officers. (Incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K for the year ended December 31, 2003 filed March 15, 2004.)(2)
10.29	Form of the Move, Inc. Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 99.4 to our current report on Form 8-K filed January 23, 2009.)(2)
10.30
Form of Certificate of Stock Option Grant to Executive Officers. (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed May 6, 2005.)(2)
10.31
Preferred Stock Purchase Agreement, dated November 6, 2005, by and among Homestore, Inc. and the Purchasers signatory thereto. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 7, 2005.)
10.32
Stockholders Agreement, dated November 29, 2005, by and among Homestore, Inc., Elevation Partners, L.P. and Elevation Employee Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 30, 2005.)
10.33
Waiver and Consent agreement dated February 9, 2011, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 10, 2011.)
10.34
Agreement, Waiver & Consent entered into March 23, 2012, between Move, Inc. and both Elevation Partners, L.P. and Elevation Side Fund, LLC, including Notice of Redemption dated March 21, 2012. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 26, 2012.)

Number	Exhibit Title
10.35	Loan Agreement entered into on September 20, 2011, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated and filed September 26, 2011.)
10.36
First Amendment to Loan Agreement entered into on November 16, 2011, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.94 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 filed May 4, 2012.)
10.37
Second Amendment to Loan Agreement entered into on March 6, 2012, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.95 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 filed May 4, 2012.)
10.38
Third Amendment to Loan Agreement entered into on August 31, 2012, by and between Move, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.103 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 6, 2012.)
10.39
Asset Purchase Agreement entered into on September 1, 2012, by and among Tiger Lead Solutions, LLC, Move Sales, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 4, 2012.)
10.40
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
10.41
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
10.43
Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed May 9, 2008.)(2)
10.44
Amendment dated December 30, 2008 to Executive Retention and Severance Agreement dated May 6, 2008 between Move, Inc. and Errol Samuelson. (Incorporated by reference to Exhibit 10.49 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.45	Errol Samuelson 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.78 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.46
Letter agreement effective January 1, 2011 between Errol Samuelson and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.82 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)

Number	Exhibit Title
10.47	Errol G. Samuelson 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.89 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.48	Errol Samuelson 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.100 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.49
Amendment to Employment Agreement between Errol Samuelson and Move, Inc. dated January 28, 2013. (Incorporated by reference to Exhibit 10.90 to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013.)10.50Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed January 23, 2009.)(2)
10.50	Errol Samuelson 2013 Management Incentive Plan.(2)(3)
10.51	Move, Inc. Offer Letter to Steven H. Berkowitz dated January 21, 2009. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed January 23, 2009.)(2)
10.52
Executive Retention and Severance Agreement between Steven H. Berkowitz and Move, Inc. dated January 21, 2009. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed January 23, 2009.)(2)
10.53	Steve Berkowitz 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.76 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.54
Letter agreement effective January 1, 2011 between Steve Berkowitz and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.80 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.55	Steven H. Berkowitz 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.87 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.56	Steven Berkowitz 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.98 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.57	Steve Berkowitz 2013 Management Incentive Plan.(2)(3)
10.58
Amendment to Employment Agreement between Steven H. Berkowitz and Move, Inc. dated January 28, 2013. (Incorporated by reference to Exhibit 10.89 to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013.)(2)
10.59
Offer Letter dated February 18, 2004 between Homestore, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.60
Offer Letter dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.68 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.61
Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)

Number	Exhibit Title
10.62	Amendment dated December 19, 2008 to Executive Retention and Severance Agreement dated October 5, 2006 between Move, Inc. and James S. Caulfield. (Incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009.)(2)
10.63	Jim Caulfield 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.79 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.64
Letter agreement effective January 1, 2011 between Jim Caulfield and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.83 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.65	James S. Caulfield 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.90 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
10.66	James Caulfield 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.101 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.67
Amendment to Employment Agreement between James S. Caulfield and Move, Inc. dated January 28, 2013. (Incorporated by reference to Exhibit 10.91 to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013.)(2)
10.68	Jim Caulfield 2013 Management Incentive Plan.(2)(3)
10.69	Move, Inc. Offer Letter to Rachel C. Glaser dated December 21, 2011. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed December 28, 2011.)(2)
10.70
Executive Retention and Severance Agreement between Rachel C. Glaser and Move, Inc. dated December 21, 2011. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed December 28, 2011.)(2)
10.71	Rachel Glaser 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.99 to our quarterly report on Form 10-Q for the quarter ended June 30, 2012 filed August 3, 2012.)(2)
10.72
Amendment of Executive Retention and Severance Agreement between Rachel Glaser and Move, Inc. dated January 28, 2013. (Incorporated by reference to Exhibit 10.92 to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013.)(2)
10.73	Rachel Glaser 2013 Management Incentive Plan.(2)(3)
10.74
Move, Inc. Offer Letter to John M. Robison dated February 7, 2012. (Incorporated by reference to Exhibit 10.86 to our annual report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.)(2)
10.75
Executive Retention and Severance Agreement between John M. Robison and Move, Inc. dated February 13, 2012. (Incorporated by reference to Exhibit 10.87 to our annual report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.)(2)
10.76	John M. Robison 2012 Management Incentive Plan. (Incorporated by reference to Exhibit 10.88 to our annual report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.)(2)

Number	Exhibit Title
10.77	Amendment of Executive Retention and Severance Agreement between John Robison and Move, Inc. dated March 6, 2013. (Incorporated by reference to Exhibit 10.93 to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013.)(2)
10.78	John Robison 2013 Management Incentive Plan.(2)(3)
10.79	Move, Inc. Offer Letter to Raymond A. Picard dated March 7, 2013.(2)(3)
10.80	Executive Retention and Severance Agreement between Raymond A. Picard and Move, Inc. dated March 7, 2013.(2)(3)
10.81	Ray Picard 2013 Annual Bonus Plan.(2)(3)
10.82	Move, Inc. Offer Letter to Robert J. Krolik dated June 26, 2009. (Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed July 7, 2009.)(2)
10.83
Executive Retention and Severance Agreement between Robert J. Krolik and Move, Inc. dated June 26, 2009. (Incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed July 7, 2009.)(2)
10.84
Move, Inc. Performance-Based Restricted Stock Unit Agreement 2012 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.68 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.85
Move, Inc. Performance-Based Restricted Stock Unit Agreement for the 2011 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.86
Move, Inc. Performance-Based Restricted Stock Unit Agreement for the 2010 Performance Period with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.87
Move, Inc. Restricted Stock Award Agreement with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.71 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.88
Move, Inc. Non-Qualified Stock Option Agreement with Robert J. Krolik dated July 20, 2009. (Incorporated by reference to Exhibit 10.72 to our annual report on Form 10-K for the year ended December 31, 2009 filed March 5, 2010.)(2)
10.89	Rob Krolik 2010 Management Incentive Plan. (Incorporated by reference to Exhibit 10.77 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.90
Letter agreement effective January 1, 2011 between Rob Krolik and Move, Inc. regarding paid time off. (Incorporated by reference to Exhibit 10.81 to our annual report on Form 10-K for the year ended December 31, 2010 filed February 18, 2011.)(2)
10.91	Robert J. Krolik 2011 Management Incentive Plan. (Incorporated by reference to Exhibit 10.88 to our quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011.)(2)
21.01	Subsidiaries of Move, Inc.(3)
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(3)

Number	Exhibit Title
23.02	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm.(3)
24.01	Power of Attorney. (Included on signature pages to this report.)(3)
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
99.01	Schedule II—Valuation and Qualifying Accounts.(3)
99.02	Audited Financial Statements of Builders Digital Experience LLC as of and for the year ended December 31, 2013.(3)
101.INS*	XBRL Instance Document.(4)
101.SCH*	XBRL Taxonomy Extension Schema Document.(4)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.(4)
101.LAB*	XBRL Taxonomy Label Linkbase Document.(4)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.(4)
101.DEF*	XBRL Taxonomy Extension Definition Document.(4)

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

        (b)   Exhibits

        See Item 15(a)(3) above.

        (c)   Financial Statement Schedules

        See Item 15(a)(2) above.

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

Date: February 18, 2014

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

Signature	Title	Date
Principal Executive Officer:
/s/ STEVEN H. BERKOWITZ Steven H. Berkowitz	Chief Executive Officer and Director	February 18, 2014
Principal Financial Officer:
/s/ RACHEL GLASER Rachel Glaser	Chief Financial Officer	February 18, 2014

Principal Accounting Officer:
/s/ PATRICIA A. WEHR Patricia A. Wehr	Chief Accounting Officer	February 18, 2014
Additional Directors:
/s/ JOE F. HANAUER Joe F. Hanauer	Chairman of the Board and Director	February 18, 2014
/s/ JENNIFER DULSKI Jennifer Dulski	Director	February 18, 2014
/s/ KENNETH K. KLEIN Kenneth K. Klein	Director	February 18, 2014
/s/ V. PAUL UNRUH V. Paul Unruh	Director	February 18, 2014
/s/ CATHERINE WHATLEY Catherine Whatley	Director	February 18, 2014
/s/ BRUCE G. WILLISON Bruce G. Willison	Director	February 18, 2014