Form 10-Q
period 2014-03-31
MOVE INC
filed 2014-05-07
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(408) 558-7100

(Registrant’s telephone number, including area code)

Not Applicable

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

At April 30, 2014, the registrant had 39,576,502 shares of its common stock outstanding.

REALTOR® and REALTOR.COM® are trademarks of the National Association of REALTORS® and are used with its permission. REALTOR® is a registered collective membership mark that may be used only by real estate professionals who are members of the National Association of REALTORS® and subscribe to its code of ethics.  MOVE, MOVE.COM, MOVING.COM, TOP PRODUCER, TIGERLEAD, LISTHUB, DOORSTEPS and SENIORHOUSINGNET are trademarks of Move, Inc.  These and all other trademarks used in this work are the property of their respective owners.

PART I.      FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,651	$118,679
Accounts receivable, net	12,002	11,760
Other current assets	8,830	8,203
Total current assets	136,483	138,642

Property and equipment, net	26,600	23,960
Investment in unconsolidated joint venture	4,572	4,596
Goodwill, net	41,630	41,630
Intangible assets, net	23,106	24,403
Other assets	3,490	3,558
Total assets	$235,881	$236,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,654	$5,912
Accrued expenses	25,338	26,929
Deferred revenue	7,593	7,783
Total current liabilities	40,585	40,624

Convertible senior notes	83,271	82,459
Other noncurrent liabilities	5,171	4,876
Total liabilities	129,027	127,959

Commitments and contingencies (see note 15)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	40	39
Additional paid-in capital	2,145,784	2,142,516
Accumulated other comprehensive income	75	138
Accumulated deficit	(2,039,045)	(2,033,863)
Total stockholders’ equity	106,854	108,830
Total liabilities and stockholders’ equity	$235,881	$236,789

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$58,013	$54,238
Costs and operating expenses:
Cost of revenue	12,112	10,863
Sales and marketing	25,393	21,668
Product and web site development	11,127	9,846
General and administrative	12,012	11,538
Amortization of intangible assets	1,297	999
Total costs and operating expenses	61,941	54,914
Loss from operations	(3,928)	(676)
Interest expense, net	(1,567)	(14)
Earnings of unconsolidated joint venture	825	602
Other expense, net	(6)	(27)
Loss before income taxes	(4,676)	(115)
Income tax expense (benefit)	506	(15)
Net loss	$(5,182)	$(100)

Basic net loss per share	$(0.13)	$(0.00)

Diluted net loss per share	$(0.13)	$(0.00)

Shares used to calculate basic and diluted loss per share:
Basic	39,011	39,104

Diluted	39,011	39,104

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(5,182)	$(100)
Other comprehensive loss:
Foreign currency translation loss	(63)	(25)
Total other comprehensive loss	(63)	(25)
Total comprehensive loss	$(5,245)	$(125)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance at January 1, 2014	—	$—	39,178	$39	$2,142,516	$138	$(2,033,863)	$108,830
Net loss	—	—	—	—	—	—	(5,182)	(5,182)
Other comprehensive loss	—	—	—	—	—	(63)	—	(63)
Issuance of common stock under exercise of stock options	—	—	121	—	844	—	—	844
Issuance of restricted stock, net of cancellations	—	—	278	1	(1)	—	—	—
Restricted stock surrendered for employee tax liability	—	—	(95)	—	(1,301)	—	—	(1,301)
Stock-based compensation and charges	—	—	—		3,726	—	—	3,726
Balance at March 31, 2014	—	$—	39,482	$40	$2,145,784	$75	$(2,039,045)	$106,854

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,182)	$(100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,044	2,399
Amortization of intangible assets	1,297	999
Amortization of debt discount and issuance costs	961	—
Provision for doubtful accounts	132	99
Stock-based compensation and charges	3,726	2,623
Earnings of unconsolidated joint venture	(825)	(602)
Return on investment in unconsolidated joint venture	849	602
Other non-cash items	(17)	6
Changes in operating assets and liabilities:
Accounts receivable	(374)	(767)
Other assets	(675)	(988)
Accounts payable and accrued expenses	413	(38)
Deferred revenue	(180)	(700)
Net cash provided by operating activities	3,169	3,533

Cash flows from investing activities:
Purchases of property and equipment	(5,731)	(2,868)
Return of investment in unconsolidated joint venture	—	582
Net cash used in investing activities	(5,731)	(2,286)

Cash flows from financing activities:
Principal payments on loan payable	—	(19)
Proceeds from exercise of stock options	835	2,259
Tax payments related to net share settlements of equity awards	(1,301)	(388)
Net cash (used in) provided by financing activities	(466)	1,852

Change in cash and cash equivalents	(3,028)	3,099

Cash and cash equivalents, beginning of period	118,679	27,122

Cash and cash equivalents, end of period	$115,651	$30,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,520	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

Move, Inc. and its subsidiaries (the “Company” or “Move”) operate an online network of web sites for real estate search, finance, moving and home enthusiasts and provide a comprehensive resource for consumers seeking online information and connections regarding real estate.  The Company’s flagship consumer web sites include realtor.com®, Move.com and Moving.comTM.  The Company also supplies lead management software and marketing services for real estate agents and brokers through its Top Producer®, TigerLead® and FiveStreet products.  Through its ListHubTM products, the Company is also an online real estate listing syndicator and provider of advanced performance reporting solutions intended to help drive an effective online advertising program for brokers, real estate franchises, and individual agents.

2.  Basis of Presentation

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on February 18, 2014.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the operating results expected for the full year ending December 31, 2014.

The Company reclassified certain prior year amounts to conform to its presentation within the Consolidated Statements of Operations for the year ended December 31, 2013.  Specifically, effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $1.8 million, or 3% of revenue, for the three months ended March 31, 2013.  Based on a review of U.S. GAAP, management has concluded that this reclassification is not a change in accounting principle nor is it a correction of an error in previously issued financial statements.

Commencing in the fourth quarter of 2013, the Company eliminated the presentation of gross profit in its Consolidated Statements of Operations as it is not an important metric for the Company or the industry.  The Company reports “Cost of revenue” as a separate line item within “Costs and operating expenses” in the Consolidated Statements of Operations.

3.  Principles of Consolidation

The accompanying financial statements are consolidated and include the financial statements of Move and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in private entities where the Company holds a 50% or less ownership interest and does not exercise control are accounted for using the equity method of accounting.  The investment balance is included in “Investment in unconsolidated joint venture” within the Consolidated Balance Sheets and the Company’s share of the investees’ results of operations is included in “Earnings of unconsolidated joint venture” within the Consolidated Statements of Operations.  Investments in private entities where the Company holds an ownership interest of less than 20% and does not have significant influence over the entity are accounted for on the cost basis of accounting.

The Company has evaluated all subsequent events through the date the financial statements were issued.

4.  New Accounting Standards

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

5.  Segment Information and Revenues by Product Category

Segment reporting requires the use of the management approach in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance.  The Company is aligned functionally with the management team, which is focused on and incentivized around the total company performance.  The CODM is provided with reports that show the company’s results on a consolidated basis with additional expenditure information by functional area, but there is no additional financial information provided at any further segment level.  Based on this, the Company has determined that only one reportable segment exists.

Within that single reporting segment, the Company categorizes its products and services into two groups:  (i) Consumer Advertising and (ii) Software and Services.  The Company’s Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through its operation of realtor.com® and other consumer-facing web sites.  The Company’s Software and Services products are committed to delivering valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

The following table summarizes the Company’s revenues by product category within its single reporting segment (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Revenue
Consumer advertising	$44,775	$42,148
Software and services	13,238	12,090
Total revenue	$58,013	$54,238

6.  Investment in Unconsolidated Joint Venture

As of March 31, 2014 and December 31, 2013, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $4.6 million, which was recorded in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, and was included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized financial statement information for BDX follows (in thousands):

	Three Months Ended February 28,
	2014	2013

Revenue	$5,668	$4,613
Cost of revenue	951	700
Gross profit	4,717	3,913

Total operating expenses	3,061	2,654

Income before income taxes	1,656	1,259

Income tax expense	5	55

Net income	$1,651	$1,204

The Company received cash distributions of $0.8 million and $1.2 million from BDX during the three months ended March 31, 2014 and 2013, respectively.

7.  Convertible Senior Notes

In August 2013, the Company issued 2.75% convertible senior notes due September 1, 2018 (the “Notes”) in the principal amount of $100.0 million.  Interest is payable in cash in arrears at a fixed rate of 2.75% on March 1 and September 1 of each year, beginning on March 1, 2014.  The Notes mature on September 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.  The Company cannot redeem the Notes prior to maturity.

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

Holders of the Notes who convert their notes in connection with certain corporate events that constitute a make-whole fundamental change (as set forth in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate.  Additionally, in the event of a corporate event that constitutes a fundamental change (as set forth in the Indenture), holders of the Notes may require us to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of their notes, plus any accrued and unpaid interest.

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values.  Issuance costs, including fees paid to underwriters who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within “Other assets” in the Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within “Additional paid-in capital” in the Consolidated Balance Sheets.  The Company recorded issuance costs of $2.8 million and $0.6 million to the liability component and equity component, respectively.  Interest cost related to the amortization expense of the issuance costs associated with the liability component was $0.1 million in the three months ended March 31, 2014.

The Notes consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Principal amounts:
Principal	$100,000	$100,000
Unamortized debt discount(1)	(16,729)	(17,541)
Net carrying amount	$83,271	$82,459

Carrying amount of the equity component(2)	$18,137	$18,137

(1)Included in the unaudited Condensed Consolidated Balance Sheets within “Convertible senior notes,” and is amortized over the remaining life of the Notes on an effective interest rate basis.

(2)Included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital,” net of $0.6 million in issuance costs.

As of March 31, 2014, the remaining life of the Notes was 53 months.  The Company applies the treasury stock method to determine the potential dilutive effect of the Notes on net income per share as a result of the Company’s intent and stated policy to settle the principal amount of the Notes in cash.

The following table sets forth total interest expense recognized and the effective interest rate related to the Notes (in thousands, except effective interest rate):

Three Months Ended March 31, 2014
Contractual interest expense	$672
Interest cost related to amortization of debt issuance costs	126
Interest cost related to amortization of the debt discount	812

Effective interest rate of the liability component	7.9%

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

As of March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalent balances were held in unrestricted demand deposit accounts or invested in U.S. treasury bills with original maturity dates of three months or less for which fair value is determined using quoted market prices.  As of March 31, 2014 and December 31, 2013, the cash equivalent balances invested in U.S. treasury bills were valued at $40.0 million and are classified as level 1 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At March 31, 2014 and December 31, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value(1)	Amount	Value(1)
Convertible senior notes	$83,271	$98,500	$82,459	$112,875

(1)The fair value of the Notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $18.8 million, and is included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital.”

The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on March 31, 2014 and December 31, 2013.

Based on the closing price of the Company’s common stock of $11.56 and $15.99 on March 31, 2014 and December 31, 2013, respectively, the if-converted value of the Notes was less than their principal amounts.

9.  Goodwill and Other Intangible Assets

Goodwill totaled $41.6 million at March 31, 2014 and December 31, 2013, with no accumulated impairment losses.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of domain names, trade name and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, other miscellaneous agreements and web site content.  The definite-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$1,530	$707	$1,530	$657
Content syndication agreements	3,800	2,681	3,800	2,491
Purchased technology	11,650	4,020	11,800	3,605
Customer relationships	8,630	2,309	8,630	2,014
Other	3,583	3,000	3,583	2,803
Total definite-lived intangible assets	29,193	12,717	29,343	11,570
Trade names and trademarks	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$35,823	$12,717	$35,973	$11,570

Amortization expense for the Company’s intangible assets was $1.3 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,
2014 (remaining 9 months)	$3,387
2015	3,820
2016	2,821
2017	2,753
2018	2,076

10.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges associated with stock option, restricted stock and restricted stock unit grants to employees and non-employees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$112	$102
Sales and marketing	673	511
Product and web site development	1,837	580
General and administrative	1,104	1,430
Total stock-based compensation and charges	$3,726	$2,623

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

	Three Months Ended
	March 31,
	2014	2013
Risk-free interest rates	1.48%-1.73%	0.77%-0.88%
Expected term (in years)	5.85	5.85
Dividend yield	0%	0%
Expected volatility	65%	75%

During the three months ended March 31, 2014, the Company granted 647,675 stock options with a weighted-average grant date fair value of $7.79 per share.  During the three months ended March 31, 2013, the Company granted 824,400 stock options with a weighted-average grant date fair value of $6.14 per share.  The total cost recognized related to stock option awards was $1.6 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there were 5,172,615 stock options outstanding, and the weighted-average exercise price of those outstanding options was $10.09 per share.

Restricted Stock Awards

The Company grants restricted stock awards to the non-employee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  The Company made no restricted stock award grants to the non-employee members of its Board of Directors during the three months ended March 31, 2014 and 2013.  The total cost recognized for restricted stock awards granted to members of its Board of Directors was $0.1 million for the three months ended March 31, 2014 and 2013.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the three months ended March 31, 2014 and 2013.  The total cost recognized for restricted stock awards granted to employees was $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there were 270,187 shares of non-vested restricted stock outstanding that were granted pursuant to restricted stock awards with an aggregate grant date fair value of $2.3 million.

Restricted Stock Units

The Company also grants restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the three months ended March 31, 2014, the Company granted 541,400 restricted stock units with a grant date fair value of $7.1 million, which is being amortized over the four-year vesting period.  During the three months ended March 31, 2013, the Company granted 582,580 restricted stock units with a grant date fair value of $5.6 million, which is being amortized over the vesting period.  The total cost recognized for restricted stock units was $1.5 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there were 1,675,576 non-vested restricted stock units outstanding with an aggregate grant date fair value of $18.8 million.

11.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of its common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.  As of March 31, 2014, the Company has repurchased 84,054 shares of its outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the three months ended March 31, 2014.

12.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding.  Diluted net income per share is computed by giving effect to all potential weighted-average dilutive common stock, including stock options, restricted stock, restricted stock units and convertible senior notes.  The dilutive effect of outstanding stock options, restricted stock and restricted stock units, and the convertible senior notes is reflected in diluted net income per share by application of the treasury stock method.  Shares associated with stock options, restricted stock, restricted stock units and convertible senior notes are not included to the extent they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(5,182)	$(100)

Denominator:
Basic weighted-average shares outstanding	39,011	39,104
Add: dilutive effect of options and restricted stock	—	—
Fully diluted weighted-average shares outstanding	39,011	39,104

Basic and diluted net loss per share	$(0.13)	$(0.00)

For the three months ended March 31, 2014 and 2013, the denominator in the above computation of diluted net loss per share excludes stock options, restricted stock units and non-vested restricted stock awards totaling 7,118,378 and 8,247,687, respectively, as their effect would be antidilutive due to the Company’s net loss for those periods.

The Notes did not have a dilutive effect in the above calculation of diluted net loss per share for the three months ended March 31, 2014.

13.  Related-Party Transactions

The Company makes payments to the National Association of Realtors (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million for the three months ended March 31, 2014 and 2013.  As of March 31, 2014 and December 31, 2013, the Company had balances due to the NAR of $0.5 million, which are included in “Accounts payable” within the unaudited Condensed Consolidated Balance Sheets.

14.  Income Taxes

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three months ended March 31, 2014 and 2013, income tax expense (benefit) was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

During the three months ended March 31, 2014 and 2013, income tax expense differed from the income tax expense (benefit) expected at the statutory rate primarily due to the release of a valuation allowance previously recorded against the deferred tax benefits generated from prior years’ net operating losses, certain non-deductible items, state income taxes, and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  Based on management’s assessment, the Company has placed a valuation reserve against its remaining deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more likely than not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of March 31, 2014, due to the Company’s recent history of losses, management could not conclude that it is more likely than not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its remaining deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2014 and 2013.  The tax years 1993 to 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

15.  Commitments and Contingencies

Legal Proceedings

The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 15.  From time to time, the Company is a party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business.  However, as of the date of this Quarterly Report on Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

On February 28, 2007, in a patent infringement action against a real estate agent, Diane Sarkisian, pending in the U.S. District Court for the Eastern District of Pennsylvania (the “Sarkisian case”), Real Estate Alliance, Limited (“REAL”) moved to certify two classes of defendants: subscribers and members of the multiple listing service of which Sarkisian was a member, and customers of the Company who had purchased enhanced listings from the Company.  The U.S. District Court in the Sarkisian case denied REAL’s motion to certify the classes on September 24, 2007.  On March 25, 2008, the U.S. District Court in the Sarkisian case stayed that case, and denied without prejudice all pending motions, pending the U.S. District Court of California’s determination in the Move California Action (see below) of whether the Company’s web sites infringe the REAL patents.

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

On October 18, 2011, the parties filed a Joint Brief on Summary Judgment Motions, each side putting forth its arguments requesting the District Court to enter summary judgment in its favor.  On January 26, 2012, the District Court entered an order granting the Company’s motion for summary judgment on the Company’s claim of non-infringement of the patent.  On March 27, 2012, REAL appealed the District Court’s summary judgment order.  On March 4, 2013, the Circuit Court issued its opinion affirming the District Court’s ruling of no direct infringement of the patent by the Company, but remanded the case to the District Court for a determination of induced infringement under the standard set forth in Akamai Technologies, Inc. v. Limelight Network, Inc., 692 F.3d 1301 (Fed. Cir. 2012) (S.Ct. Cert. No. 12-960).  The Company filed a motion for rehearing to the Circuit Court on May 3, 2013.  On June 12, 2013, the Circuit Court denied the Company’s motion and remanded the case to the District Court.  On January 10, 2014, the U. S. Supreme Court granted writ of certiorari in the Akamai case on the issue of whether the Circuit Court erred in holding that a defendant may be held liable for inducing patent infringement in the absence of a finding of direct infringement.  On February 3, 2014, the District Court entered an order staying the case pending the U.S. Supreme Court decision in the Akamai case.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of these cases.

In March 2010, Smarter Agent, LLC (“Smarter Agent”) filed suit against Move, Inc., against the Company’s affiliate, RealSelect, Inc. (“RealSelect”), and also against other co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., D/B/A MyNewPlace, Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., D/B/A PlanetRE, Trulia, Inc., Zillow, Inc., and ZipRealty, Inc. in the U.S. District Court for the District of Delaware (the “Court”).  The complaint alleges that the Company and RealSelect, Inc. infringe U.S. Patents 6,385,541; 6,496,776; and 7,072,665 (“Patents in Suit”) by offering an iPhone application for the realtor.com® web site and requested an unspecified amount of damages (including enhanced damages for willful infringement and attorneys’ fees) and an injunction.  On August 31, 2010, co-defendants Boopsie, Inc., Classified Ventures, LLC, Hotpads, Inc., IDX, Inc., Multifamily Technology Solutions, Inc., Primedia, Inc., Consumer Source, Inc., Trsoft, Inc., Trulia, Inc., Zillow, Inc., and ZipRealty, Inc., filed requests for interpartes reexamination of the Patents in Suit with the U.S. Patent and Trademark Office (“PTO”).  On September 30, 2010, the Company filed an answer and counter claims on behalf of Move and RealSelect.  On October 22, 2010, SmarterAgent filed its answer to such counter claims.  The PTO accepted the Patents in Suit for re-examination and on December 21, 2010, issued an initial office action rejecting all claims in the Patents in Suit.  Smarter Agent appealed the PTO’s rejection to the Patent Trial and Appeals Board.  On March 2, 2011, all parties agreed to stipulate to stay the lawsuit pending the completion of all re-examination proceedings at the PTO and on March 7, 2011, the Court so ordered the stay as requested.  The Company intends to vigorously defend all claims.  At this time, however, the Company is unable to express an opinion on the outcome of this case.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact that the Company makes in this Form 10-Q are forward looking.  Generally, you can identify these statements by use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.  In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position are forward-looking statements.  Forward-looking statements reflect our current expectations, which are inherently uncertain.  The Company’s actual results may differ significantly from our expectations.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on February 18, 2014, and in other documents we file with the SEC.  This Form 10-Q should be read in conjunction with the Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” within the Annual Report.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is intended to assist the reader in understanding the Company’s business and is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited Condensed Consolidated Financial Statements and accompanying notes.  The Company’s results of operations discussed below are presented in conformity with U.S. GAAP.

Our Business

With realtor.com® as our flagship web site and brand, Move, Inc. (“Move”, the “Company”, “we”, “our” or “us”) is a leading real estate information marketplace connecting consumers with the information and the expertise they need to make informed home buying, selling, financing and renting decisions.  Move’s purpose is to help people love where they live.  To that end we strive to create the leading marketplace for real estate information and services by connecting people at every stage of the real estate cycle with the content, tools and professional expertise they need to find a perfect home.

Through the collection of assets we have developed over 20 years in this business, Move is positioned to address the needs and wants of both consumers and real estate professionals (“customers”) throughout the process of home ownership.  Although the real estate marketplace has been unquestionably changed by the Internet, and likely will continue to evolve through the growth of mobile devices and social networking, our business continues to be about empowering consumers with timely and reliable information and connecting them to the real estate professionals who have the expertise to help them better understand and succeed in that marketplace.

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 37 countries worldwide.  Our for-sale listing content, comprising over 4 million properties as of March 31, 2014, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display more than 98% of all for-sale properties listed in the U.S.  We source this content directly from more than 800 Multiple Listing Services (“MLSs”) across the country with whom we have relationships, which represents nearly all MLSs, with approximately 90% of the active listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  Nearly 26 million users, viewing an average of over 430 million pages and spending an average of over 500 million minutes on the realtor.com® web site and mobile applications each month over the last twelve-month period, have exposure to over 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 19% more connections between consumers and our customers during the twelve months ended March 31, 2014, as compared to the twelve-month period ended March 31, 2013.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

In addition to providing an industry-leading content mix, Move facilitates connections and transactions between consumers and real estate professionals.  Although attracting and engaging a large consumer audience is an important part of our business, to succeed we must also focus on winning the hearts and minds of real estate professionals, who are both customers of our business and suppliers of much of our property content.  We believe this starts with our commitment to respecting the listing and content rights of the real estate agents, brokers, MLSs and others who work hard to help generate these important data resources.  Through our realtor.com® and ListHubTM businesses, we aggregate, syndicate and display real estate listings across the web and on mobile applications.  Part of the reason we have become the leading source for real estate listing content is that we work closely with, and respect the rights of, real estate professionals while still maintaining a balance that allows consumers to obtain the information and expertise they expect and need.

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

Products and Services

Our products and services are broadly defined into two groups:  (i) Consumer Advertising and (ii) Software and Services.

Consumer Advertising

Our Consumer Advertising products are focused on providing real estate consumers with the information, tools and professional expertise they need to make informed home buying, selling, financing and renting decisions through our operation of realtor.com® and other consumer-facing web sites.

realtor.com®

Realtor.com® is the official web site of the NAR, the largest trade association in the U.S., which represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry.  The NAR had over one million members as of March 31, 2014.  Under our exclusive and perpetual agreement with the NAR, we operate realtor.com®, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals, in addition to presenting other property information.

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

Listing Advertisements—Showcase Listing Enhancements, Co-Broke and Featured HomesTM

Our listing advertisements product line, which includes Showcase Listing Enhancements, Co-Broke and Featured HomesTM, allows real estate agents, brokers and franchises to enhance, prioritize and connect with consumers searching for for-sale property listings within the realtor.com® web site and mobile applications.  Enhancements may include more prominent featuring and prioritization on the search results page, additional photos, virtual tours and video, personalization and branding for the listing agent or broker, and an ability to connect with consumers through web site transfers and phone or email communication.  Listing advertisements are typically sold on a subscription basis and are priced based on the size and engagement of our consumer audience in the applicable geographic market and/or an agent or broker’s historical listing count for the past twelve months.

Non-Listing Advertisements—Display Advertising, Featured CommunityTM and Featured Competitive Market Analysis (“Featured CMATM”)

Our non-listing advertisements product line allows real estate agents, brokers and franchises, as well as non-real estate related advertisers (such as personal banking and mortgage companies, insurance providers, home improvement retailers, moving service providers and other consumer product and service companies) to connect with our highly engaged and valuable consumer audience in the real estate search process.  We offer these advertisers a variety of products and services including sponsorships, graphical display advertisements, text links, directories, Featured CommunityTM and Featured CMATM.  Pricing models include cost-per-thousand impressions (“CPM”), cost-per-click (“CPC”), cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.

Rentals, Senior Housing, Moving.comTM and Doorsteps®

We separately operate several other web sites providing single family and multi-family rental listings, senior housing and moving-related content and services to our consumer audience.  Through our Rentals and Senior Housing businesses, we aggregate and display rental listings nationwide.  We offer a variety of listing-related advertisements that allow rental property owners and managers to promote their listings and connect with consumers through our web sites.  Pricing models include monthly subscriptions, CPC and cost-per-acquisition (“CPA”).  Through our Moving.comTM business, we provide consumers with quotes from moving companies and truck rental companies.  The majority of revenue from Moving.comTM is derived from cost-per-lead pricing models.  In addition, through Doorsteps®, we offer homebuyers content, tools and advice along every step of the home buying process and help professionals connect, engage and collaborate with homebuyers during every step of the transaction.

Our Consumer Advertising products represented 77% of our overall revenues for the three months ended March 31, 2014 and 78% of our overall revenues for the three months ended March 31, 2013.

Software and Services

Our Software and Services products are designed to deliver valuable connections to real estate professionals by providing them with advertising systems, productivity and lead management tools, and reporting with the goal of helping to make them more successful.

SaaS CRM Products

By offering both realtor.com® advertising systems and productivity and lead management tools through our Top Producer® and TigerLead® SaaS CRM products, we are able to help grow and enrich connections between our customers and consumers, and help our customers better manage those connections in an effort to facilitate transactions and grow their businesses.

Top Producer® and TigerLead® are our SaaS products providing productivity and lead management tools tailored to real estate agents on a subscription basis.  These products complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.  The Top Producer® product line also now includes expanded features offered through technology purchased as part of the FiveStreet, Inc. (“FiveStreet”) acquisition in the fourth quarter of 2013.  FiveStreet’s software consolidates leads from over 60 lead providers including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads.  It provides agents with a single unified dashboard, ensuring leads are not lost or overlooked, and provides web and mobile tools for rapid response.

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

ListHubTM—Listing Syndication and Reporting

ListHubTM syndicates for-sale listing information from MLSs and other reliable data sources, such as real estate brokerages, and distributes that content to an array of online web sites.  Our ListHubTM product line allows participating web sites to display real property listings, and provides agents, brokers, franchises and MLSs the ability to obtain advanced performance reporting about their listings on the participating web sites.  Listing syndication pricing for participating web sites includes fixed- or variable-pricing models based on listing counts.  Advanced reporting products are sold on a monthly subscription basis.

Our Software and Services products represented 23% of our overall revenues for the three months ended March 31, 2014 and 22% of our overall revenues for the three months ended March 31, 2013.

Market and Economic Conditions

In recent years, our business has been, and may continue to be, influenced by a number of macroeconomic, industry-wide and product-specific trends and conditions.  For a number of years prior to 2006, the U.S. residential real estate market experienced a period of hyper-sales rates and home price appreciation, fueled by the availability of low interest rates and flexible mortgage options for many consumers.  During the latter half of 2006 and through 2008, lending standards were tightened, equity markets declined substantially, liquidity in general was impacted, unemployment rates rose and consumer spending declined.  The combination of these factors materially impacted the U.S. housing market in the form of fewer home sales, lower home prices and accelerating delinquencies and foreclosures, all of which created a cycle that further exacerbated the housing market downturn.

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  During the first quarter of 2014, the U.S. saw a 9% increase in the median age of inventory compared to the same period in the prior year with inventory levels increasing nearly 8%.  National median list prices for the first quarter of 2014 increased 7% compared to the first quarter of 2013.  The U.S. experienced ongoing and unusual winter weather disruption early in the first quarter of 2014, which we believe was a factor contributing to the increased days on market as is evidenced by the more than 10% decline in days on market in March compared to February. This not only hampered economic growth, but likely pushed real estate closings into the spring.  Additionally, as prices continue to rise, more sellers are putting their homes on the market than this time last year, a sign of confidence in the gains sustained through the winter and an indication of a strong early beginning to the spring home-buying season.  Offsetting these positive indicators, inventories are still extremely low, and is a key factor to watch for long-term housing market growth.

Mortgage rates have risen from the levels seen in 2012 and in the first half of 2013.  Mortgage rates are still historically low despite these increases.  Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years.  Unemployment rates during the first quarter of 2014 remain relatively flat compared to the end of 2013, but have declined compared to the first quarter of 2013.  Accordingly, while there are some indicators of an improving housing market, homes sales remain sluggish, and we believe that market conditions could continue to adversely impact spending by real estate professionals in the near term.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2014, as compared to those policies disclosed in the Annual Report.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 15, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation.  As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made.  Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

Basis of Presentation

Revenue

We derive our revenue primarily from two product groups:  (i) Consumer Advertising and (ii) Software and Services.  We derive all of our revenue from our operations in North America.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

Consumer Advertising.  Revenue for our Consumer Advertising products are generated from the sale of online advertising for display on our consumer-facing web sites.

Listing advertisements are typically sold on a fixed-fee subscription basis.  Fixed-fee subscription revenue is recognized ratably over the period in which the services are provided.  Pricing models for non-listing advertisements are impression-based and include CPM, CPC, CPA, cost-per-lead, cost-per-unique user and subscription-based sponsorships of specific content areas or specific targeted geographies.  The impression-based agreements range from spot purchases to 12-month contracts.  The impression-based revenue is recognized based upon actual impressions delivered and viewed by a user in a period.  We measure performance related to advertising obligations on a monthly basis prior to the recording of revenue.

Software and Services.  Revenue for our Software and Services products are generated from the sale of our SaaS CRM products, search engine marketing and listing syndication and reporting.

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

Costs and Operating Expenses

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

Sales and Marketing.  Sales and marketing expenses consist of headcount expenses, including salaries, commissions, benefits, bonuses and stock-based compensation expense for sales, customer service, marketing, and public relations employees.  Sales and marketing expenses also include advertising costs, licensing costs associated with marketing data, trade show costs, other sales expenses related to promotional and marketing activities, and traffic acquisition costs.

Product and Web Site Development.  Product and web site development expenses consist of headcount expenses, including salaries, benefits, bonuses and stock-based compensation expense and third-party contractor fees primarily associated with the design, development and testing of our products, web site and mobile applications.  Product and web site development also includes amortization expense related to capitalized product and development activities.

General and Administrative.  General and administrative expenses consist of headcount expenses, including salaries, benefits, bonuses and stock-based compensation expense for executive, finance, accounting, business analytics, back office systems, legal, human resources, recruiting, data warehouse and administrative support personnel.  General and administrative expenses also include outside legal, accounting, and other third-party professional service fees, bad debt and other overhead.

Amortization of Intangible Assets.  Amortization of intangible assets consists of the amortization of definite-lived intangible assets recorded in connection with acquisitions.

Interest Income

Interest income represents income earned on our cash, cash equivalents, investments and certain amounts due from customers.

Interest Expense

Interest expense consists of interest on our senior convertible notes, notes payable and capital lease obligations.  See Note 7, “Convertible Senior Notes” to our consolidated financial statements in Part I, Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture consist of our proportionate share of the earnings from our unconsolidated joint venture based on the monthly financial statements of the joint venture, which is recorded one month in arrears.

Other Income (Expense)

Other income (expense) represents net income and expenses that are not related to our core business operations.  Other income (expense) consists of gains or losses on the sale of certain investments, foreign currency gains or losses and gains or losses on the disposition of fixed assets.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

The following tables present our results of operations for the three months ended March 31, 2014 and 2013, and as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$44,775	$42,148
Software and services	13,238	12,090
Total revenue	58,013	54,238
Costs and operating expenses:
Cost of revenue(1)	12,112	10,863
Sales and marketing(1)	25,393	21,668
Product and web site development	11,127	9,846
General and administrative	12,012	11,538
Amortization of intangible assets	1,297	999
Total costs and operating expenses	61,941	54,914

Loss from operations	(3,928)	(676)

Interest expense, net	(1,567)	(14)
Earnings of unconsolidated joint venture	825	602
Other expense, net	(6)	(27)

Loss before income taxes	(4,676)	(115)
Income tax expense (benefit)	506	(15)
Net loss	$(5,182)	$(100)

(1)         Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $1.8 million, or 3% of revenue, for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
As a Percentage of Revenue:
Revenue
Consumer advertising	77%	78%
Software and services	23	22
Total revenue	100	100
Costs and operating expenses:
Cost of revenue	21	20
Sales and marketing	44	40
Product and web site development	19	18
General and administrative	21	21
Amortization of intangible assets	2	2
Total costs and operating expenses	107	101

Loss from operations	(7)	(1)

Interest expense, net	(3)	—
Earnings of unconsolidated joint venture	2	1
Other expense, net	—	—

Loss before income taxes	(8)	—
Income tax expense (benefit)	1	—
Net loss	(9)%	—%

Revenue

Revenue increased $3.8 million, or 7%, to $58.0 million for the three months ended March 31, 2014, compared to $54.2 million for the three months ended March 31, 2013.

Revenue attributable to our Consumer Advertising products increased $2.6 million, or 6%, to $44.8 million for the three months ended March 31, 2014, compared to $42.1 million for the three months ended March 31, 2013.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business.  These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, and Featured CMATM).  In addition, there were revenue decreases in the Moving.comTM and rentals businesses.

Revenue for our Software and Services products increased $1.1 million, or 10%, to $13.2 million for the three months ended March 31, 2014, compared to $12.1 million for the three months ended March 31, 2013.  The increase in revenue was from all three of our SaaS product offerings:  TigerLead®, ListHubTM and Top Producer®.

Costs and Operating Expenses

Cost of Revenue.  Cost of revenue increased $1.2 million, or 12%, to $12.1 million for the three months ended March 31, 2014, compared to $10.9 million for the three months ended March 31, 2013.  The increase was primarily due to a $0.4 million increase in lead acquisition costs related to the growth in our TigerLead® business.  In addition, there was a $0.3 million increase in personnel-related costs, a $0.2 million increase in depreciation expense and $0.3 million in other cost increases.

Sales and marketing.  Sales and marketing expenses increased $3.7 million, or 17%, to $25.4 million for the three months ended March 31, 2014, compared to $21.7 million for the three months ended March 31, 2013, primarily due to the increased investment in our marketing department and the realtor.com® brand.  This increase was mainly due to an increase in brand and consumer marketing expenses of $2.8 million, increased personnel-related costs of $0.6 million, an increase in traffic acquisition costs of $0.4 million, and other cost increases of $0.2 million.  These increases were partially offset by a $0.2 million decrease in software licensing fees and a $0.1 million decrease in consulting costs.  We expect to continue to incur higher marketing costs through the remainder of 2014 as compared to 2013 as we continue to invest in our marketing campaigns to attract consumers to the  realtor.com® brand.

Product and web site development.  Product and web site development expenses increased $1.3 million, or 13%, to $11.1 million for the three months ended March 31, 2014, compared to $9.8 million for the three months ended March 31, 2013.  This increase was mainly due to increased stock-based compensation costs of $1.3 million, of which $0.9 million was associated with the acceleration of vesting for outstanding stock options and restricted stock awards due to the departure of one of our executive employees, and increases in depreciation and amortization costs of $0.4 million.  These increases were partially offset by a decrease in consulting costs of $0.4 million.

General and administrative. General and administrative expenses increased $0.5 million, or 4%, to $12.0 million for the three months ended March 31, 2014, compared to $11.5 million for the three months ended March 31, 2013.  The increase was primarily due to increases in personnel-related costs of $0.3 million and other costs of $0.2 million.

Amortization of intangible assets. Amortization of intangible assets increased $0.3 million to $1.3 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013.  This increase was due to the amortization of intangible assets that were newly acquired in the second and fourth quarters of 2013.

Stock-based compensation and charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$112	$102
Sales and marketing	673	511
Product and web site development	1,837	580
General and administrative	1,104	1,430
Total stock-based compensation and charges	$3,726	$2,623

Stock-based compensation and charges increased $1.1 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The increase was primarily attributable to $0.9 million associated with the acceleration of vesting for outstanding stock options and restricted stock awards due to the departure of one of our executive employees, as well as grants of stock options and restricted stock units to key employees, partially offset by decreases in stock-based compensation related to grants of restricted stock units to senior members of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013.

Interest Expense, Net

Interest expense, net increased to $1.6 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.2 million to $0.8 million for the three months ended March 31, 2014, compared to $0.6 million for the three months ended March 31, 2013.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended March 31, 2014 and 2013.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the three months ended March 31, 2014 and 2013, income tax expense (benefit) was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities of $3.2 million for the three months ended March 31, 2014, was attributable to a net loss of $5.2 million and a $0.8 million change in operating assets and liabilities, partially offset by non-cash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $8.3 million and a $0.8 million cash distribution representing a return on our investment in an unconsolidated joint venture.

Net cash provided by operating activities of $3.5 million for the three months ended March 31, 2013, was attributable to a net loss of $0.1 million and a $2.5 million change in operating assets and liabilities, partially offset by non-cash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $5.5 million and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture.

Net cash used in investing activities of $5.7 million for the three months ended March 31, 2014, was attributable to capital expenditures.

Net cash used in investing activities of $2.3 million for the three months ended March 31, 2013, was primarily attributable to capital expenditures of $2.9 million, partially offset by a cash distribution representing a return of our investment in an unconsolidated joint venture of $0.6 million.

Net cash used in financing activities of $0.5 million for the three months ended March 31, 2014, was attributable to tax withholdings related to net share settlements of equity awards of $1.3 million, partially offset by proceeds from the exercise of stock options of $0.8 million.

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

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of March 31, 2014, we have repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the three months ended March 31, 2014 and 2013.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Market and Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk; we do this primarily by investing our surplus cash only in government treasury bills.

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

PART II.                OTHER INFORMATION

Item 1.                      Legal Proceedings

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report and in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 21 to the Consolidated Financial Statements in the Annual Report and in Note 15, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

On March 17, 2014, we filed a lawsuit against Zillow, Inc. and our former employee, Errol Samuelson, in the Superior Court of King County, Washington for breach of contract, breach of fiduciary duty, and misappropriation of trade secrets among other actions.  The NAR and its subsidiary, REALTORS Information Network, Inc., joined as plaintiffs in the suit.  We intend to vigorously pursue our claims.  At this time, however, we are unable to express an opinion on the outcome of this case.

Item 1A.             Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the three months ended March 31, 2014, compared to the risk factors set forth in the Annual Report, other than with respect to the Risk Factor described below.

Competition for our services may adversely impact our business.

The existing and potential competitors for our Consumer Advertising products include web sites offering real estate related content and services as well as general purpose online services, and traditional media such as newspapers, magazines and television that compete for advertising dollars.  The real estate search services market is becoming increasingly competitive.  A number of competitors have emerged or intensified their focus on the real estate market.  These competitors include Classified Ventures, LLC (operator of HomeGain.com), Dominion Enterprises (operator of Homes.com), Google Inc., Market Leader, Inc. (operator of RealEstate.com and a subsidiary of Trulia, Inc.), Redfin, Homefinder.com LLC, ZipRealty Inc., Trulia, Inc., Zillow, Inc. (operator of the Yahoo!-Zillow Real Estate Network) and others.  In the rentals market these competitors include Classified Ventures, LLC (operator of Apartments.com and ApartmentHomeLiving.com), Dominion Enterprises (operator of ForRent.com), Network Communications Inc. (operator of ApartmentFinder.com), Primedia Inc. (operator of ApartmentGuide.com, Rentals.com and RentalHouses.com) and Viva Group, Inc. (an eBay company and operator of Rent.com).  Additional competitors operate general interest consumer web sites that offer home, moving and finance content and include Living Choices (a division of Network Communications, Inc.) and ServiceMagic, Inc. (a division of InterActive Corp).

The existing and potential competitors of our Software and Services products include providers of advertising systems, productivity and lead management tools, and reporting for use by real estate professionals.  These competitors include Market Leader (owned and operated by Trulia, Inc.), CoreLogic’s Residential Real Estate productivity tools, Real Estate Digital (“RED”), ALa Mode, Inc., Fidelity National Information Solutions, Inc., and Zillow, Inc., which offer competing solutions to real estate professionals.  Some of these competitors offer such competing solutions, in their basic forms, for free.  Top Producer® also competes with horizontal customer relationship management offerings such as Microsoft Corporation’s Outlook solution, Best Software Inc.’s ACT! solution, FrontRange Solution, Inc.’s Goldmine product, and Salesforce.com. TigerLead® also competes with lead generation and management product offerings such as BoomTown!, Zurple, Inc., Commissions Inc., and IDX Broker.  Certain online media companies such as Classified Ventures, LLC and Market Leader, Inc. are providing drip marketing solutions that incorporate aspects of lead management, which over time could pose a competitive threat to Top Producer® or TigerLead®.  ListHub TM also competes with Point2 Internet Systems Inc., which is also a listing syndicator.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of March 31, 2014, we repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the three months ended March 31, 2014 and 2013.

The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
1/1/14—1/31/14	—	—	—	$18,990
2/1/14—2/28/14	—	—	—	$18,990
3/1/14—3/31/14	—	—	—	$18,990
Total	—	—	—

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

3.01.3

Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our annual report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 5, 2012.)

3.02.1

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 28, 2006), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)

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

4.02

Indenture, dated as of August 12, 2013, between Move, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 13, 2013.)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS*	XBRL Instance Document. (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document. (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document. (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document. (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document. (Furnished herewith.)

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

Date: May 7, 2014

EXHIBIT INDEX

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

3.01.3

Certificate of Elimination of Series B Convertible Participating Preferred Stock of Move, Inc., effective May 31, 2012 (nullifying and eliminating Certificate of Designation previously filed as Exhibit 3.01.2 of our annual report on Form 10-K for the year ended December 31, 2005 filed March 13, 2006). (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 5, 2012.)

3.02.1

Bylaws of Move, Inc. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 28, 2006), as amended by the Amendment effective June 15, 2011. (Incorporated by reference to Exhibit 3.02.1 to our annual report on Form 10-K for the year ended December 31, 2011 filed February 17, 2012.)

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

4.02

Indenture, dated as of August 12, 2013, between Move, Inc. and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed August 13, 2013.)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS*	XBRL Instance Document. (Furnished herewith.)
101.SCH*	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)
101.CAL*	XBRL Taxonomy Calculation Linkbase Document. (Furnished herewith.)
101.LAB*	XBRL Taxonomy Label Linkbase Document. (Furnished herewith.)
101.PRE*	XBRL Taxonomy Presentation Linkbase Document. (Furnished herewith.)
101.DEF*	XBRL Taxonomy Extension Definition Document. (Furnished herewith.)

*Furnished herewith and not deemed “filed” for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended.