Form 10-Q
period 2014-06-30
MOVE INC
filed 2014-08-01
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At July 24, 2014, the registrant had 40,174,460 shares of its common stock outstanding.

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

PART I.     FINANCIAL INFORMATION

Item 1.                      Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,310	$118,679
Accounts receivable, net	11,126	11,760
Other current assets	9,440	8,203
Total current assets	137,876	138,642

Property and equipment, net	27,094	23,960
Investment in unconsolidated joint venture	5,467	4,596
Goodwill, net	41,630	41,630
Intangible assets, net	21,917	24,403
Other assets	3,460	3,558
Total assets	$237,444	$236,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,292	$5,912
Accrued expenses	26,524	26,929
Deferred revenue	7,430	7,783
Total current liabilities	41,246	40,624

Convertible senior notes	84,088	82,459
Other noncurrent liabilities	5,589	4,876
Total liabilities	130,923	127,959

Commitments and contingencies (see note 14)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	40	39
Additional paid-in capital	2,151,693	2,142,516
Accumulated other comprehensive income	126	138
Accumulated deficit	(2,045,338)	(2,033,863)
Total stockholders’ equity	106,521	108,830
Total liabilities and stockholders’ equity	$237,444	$236,789

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$61,319	$57,490	$119,332	$111,728
Costs and operating expenses:
Cost of revenue	12,732	11,790	24,844	22,653
Sales and marketing	30,047	22,980	55,440	44,648
Product and web site development	10,342	9,583	21,469	19,429
General and administrative	12,287	11,985	24,299	23,523
Amortization of intangible assets	1,199	1,063	2,496	2,062
Total costs and operating expenses	66,607	57,401	128,548	112,315
(Loss) income from operations	(5,288)	89	(9,216)	(587)
Interest expense, net	(1,647)	(13)	(3,214)	(27)
Earnings of unconsolidated joint venture	895	463	1,720	1,065
Other expense, net	(51)	(8)	(57)	(35)
(Loss) income before income taxes	(6,091)	531	(10,767)	416
Income tax expense	202	65	708	50
Net (loss) income	$(6,293)	$466	$(11,475)	$366

Basic net (loss) income per share	$(0.16)	$0.01	$(0.29)	$0.01

Diluted net (loss) income per share	$(0.16)	$0.01	$(0.29)	$0.01

Shares used to calculate basic and diluted net (loss) income per share:
Basic	39,444	39,480	39,228	39,293

Diluted	39,444	41,428	39,228	40,950

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$(6,293)	$466	$(11,475)	$366
Other comprehensive income (loss):
Foreign currency translation gain (loss)	51	(37)	(12)	(62)
Total other comprehensive income (loss)	51	(37)	(12)	(62)
Total comprehensive (loss) income	$(6,242)	$429	$(11,487)	$304

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance at January 1, 2014	—	$—	39,178	$39	$2,142,516	$138	$(2,033,863)	$108,830
Net loss	—	—	—	—	—	—	(11,475)	(11,475)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Issuance of common stock under exercise of stock options	—	—	587	1	4,197	—	—	4,198
Issuance of restricted stock, net of cancellations	—	—	417	—	—	—	—	—
Restricted stock surrendered for employee tax liability	—	—	(128)	—	(1,728)	—	—	(1,728)
Stock-based compensation and charges	—	—	—	—	6,708	—	—	6,708
Balance at June 30, 2014	—	$—	40,054	$40	$2,151,693	$126	$(2,045,338)	$106,521

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(11,475)	$366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,393	4,918
Amortization of intangible assets	2,496	2,062
Amortization of debt discount and issuance costs	1,927	—
Provision for doubtful accounts	242	271
Stock-based compensation and charges	6,708	5,499
Earnings of unconsolidated joint venture	(1,720)	(1,065)
Return on investment in unconsolidated joint venture	849	602
Other non-cash items	(52)	19
Changes in operating assets and liabilities:
Accounts receivable	392	(1,474)
Other assets	(1,274)	(1,284)
Accounts payable and accrued expenses	1,641	1,192
Deferred revenue	(351)	(835)
Net cash provided by operating activities	5,776	10,271

Cash flows from investing activities:
Purchases of property and equipment	(9,487)	(6,394)
Acquisitions, net of cash acquired	—	(2,250)
Return of investment in unconsolidated joint venture	—	582
Other investing activities	(10)	—
Net cash used in investing activities	(9,497)	(8,062)

Cash flows from financing activities:
Principal payments on loan payable	—	(19)
Proceeds from exercise of stock options	4,080	4,343
Tax payments related to net share settlements of equity awards	(1,728)	(647)
Repurchase of common stock	—	(1,010)
Net cash provided by financing activities	2,352	2,667

Change in cash and cash equivalents	(1,369)	4,876

Cash and cash equivalents, beginning of period	118,679	27,122

Cash and cash equivalents, end of period	$117,310	$31,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,520	$—

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on February 18, 2014.  The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the operating results expected for the full year ending December 31, 2014.

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

Reclassification

The Company reclassified certain prior year amounts to conform to its presentation within the Consolidated Statements of Operations for the year ended December 31, 2013.  Specifically, effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $2.0 million and $3.8 million, or 4% and 3% of revenue, for the three and six months ended June 30, 2013, respectively.  Based on a review of U.S. GAAP, management has concluded that this reclassification is not a change in accounting principle nor is it a correction of an error in previously issued financial statements.

Commencing in the fourth quarter of 2013, the Company eliminated the presentation of gross profit in its Consolidated Statements of Operations as it is not an important metric for the Company or the industry.  The Company reports “Cost of revenue” as a separate line item within “Costs and operating expenses” in the Consolidated Statements of Operations.

Advertising Costs

Prior to the second quarter of 2014, the Company’s advertising costs consisted primarily of expenses associated with online advertising, email campaigns, media buys, other trade advertising and agency fees, and were expensed as incurred.  In the second quarter of 2014, the Company launched a national level media campaign in connection with its brand marketing efforts.  In contrast to our past advertising activities, this campaign included the production of several commercials which would be aired on national television over a twelve-month period.  This is the first time the Company has incurred material production costs.  Commencing with the second quarter of 2014, the Company capitalizes production costs associated with commercials and expenses them the first time the commercial is first publicly shown.  At June 30, 2014, the Company had $0.2 million in capitalized production costs associated with commercials that had not yet been publicly shown. These costs are recorded in “Other current assets” within the unaudited Condensed Consolidated Balance Sheets.

3.  New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers.”  The amendments in ASU 2014-09 are intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers.  An entity will be required to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Public entities are required to apply the amendments on either a full- or modified-retrospective basis for annual reporting periods beginning after December 15, 2016 and for interim periods within those annual periods.  Early adoption is not permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

The following table summarizes the Company’s revenues by product category within its single reporting segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Consumer advertising	$47,405	$44,570	$92,180	$86,718
Software and services	13,914	12,920	27,152	25,010
Total revenue	$61,319	$57,490	$119,332	$111,728

5.  Investment in Unconsolidated Joint Venture

As of June 30, 2014 and December 31, 2013, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $5.5 million and $4.6 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in unconsolidated joint venture was $0.9 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, and was included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized financial statement information for BDX follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

Revenue	$6,316	$4,972	$11,984	$9,585
Cost of revenue	1,021	878	1,972	1,578
Gross profit	5,295	4,094	10,012	8,007

Total operating expenses	3,466	3,127	6,527	5,782

Income before income taxes	1,829	967	3,485	2,225

Income tax expense	40	40	45	95

Net income	$1,789	$927	$3,440	$2,130

The Company received cash distributions of $0.8 million and $1.2 million from BDX during the six months ended June 30, 2014 and 2013, respectively.

6.  Convertible Senior Notes

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values.  Issuance costs, including fees paid to underwriters who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within “Other assets” in the Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within “Additional paid-in capital” in the Consolidated Balance Sheets.  The Company recorded issuance costs of $2.8 million and $0.6 million to the liability component and equity component, respectively.  Interest cost related to the amortization expense of the issuance costs associated with the liability component was $0.1 million and $0.3 million in the three and six months ended June 30, 2014, respectively.

The Notes consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Principal amounts:
Principal	$100,000	$100,000
Unamortized debt discount(1)	(15,912)	(17,541)
Net carrying amount	$84,088	$82,459

Carrying amount of the equity component(2)	$18,137	$18,137

(1)Included in the unaudited Condensed Consolidated Balance Sheets within “Convertible senior notes,” and is amortized over the remaining life of the Notes on an effective interest rate basis.

(2)Included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital,” net of $0.6 million in issuance costs.

As of June 30, 2014, the remaining life of the Notes was 50 months.  The Company applies the treasury stock method to determine the potential dilutive effect of the Notes on net income per share as a result of the Company’s intent and stated policy to settle the principal amount of the Notes in cash.

The following table sets forth total interest expense recognized and the effective interest rate related to the Notes (in thousands, except effective interest rate):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Contractual interest expense	$688	$1,360
Interest cost related to amortization of debt issuance costs	127	253
Interest cost related to amortization of the debt discount	817	1,629

Effective interest rate of the liability component	7.9%	7.9%

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

7.  Fair Value Measurements

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

As of June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalent balances were held in unrestricted demand deposit accounts or invested in U.S. treasury bills with original maturity dates of three months or less for which fair value is determined using quoted market prices.  As of June 30, 2014 and December 31, 2013, the cash equivalent balances invested in U.S. treasury bills were valued at $35.0 million and $40.0 million, respectively, and are classified as level 1 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At June 30, 2014 and December 31, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value(1)	Amount	Value(1)
Convertible senior notes	$84,088	$108,563	$82,459	$112,875

(1)The fair value of the Notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $18.8 million, and is included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital.”

The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on June 30, 2014 and December 31, 2013.

Based on the closing price of the Company’s common stock of $14.79 and $15.99 on June 30, 2014 and December 31, 2013, respectively, the if-converted value of the Notes was less than their principal amounts.

8.  Goodwill and Other Intangible Assets

Goodwill totaled $41.6 million at June 30, 2014 and December 31, 2013, with no accumulated impairment losses.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of domain names, trade names and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, other miscellaneous agreements and web site content.  The definite-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Trade names, trademarks, brand names, and domain names	$1,540	$759	$1,530	$657
Content syndication agreements	3,800	2,871	3,800	2,491
Purchased technology	11,650	4,516	11,800	3,605
Customer relationships	8,630	2,604	8,630	2,014
Other	3,583	3,166	3,583	2,803
Total definite-lived intangible assets	29,203	13,916	29,343	11,570
Trade names and trademarks	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$35,833	$13,916	$35,973	$11,570

Amortization expense for the Company’s intangible assets was $1.2 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,
2014 (remaining 6 months)	$2,190
2015	3,824
2016	2,825
2017	2,755
2018	2,076

9.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges associated with stock option, restricted stock and restricted stock unit grants to employees and non-employees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$111	$85	$223	$187
Sales and marketing	703	587	1,376	1,098
Product and web site development	978	747	2,815	1,327
General and administrative	1,190	1,457	2,294	2,887
Total stock-based compensation and charges	$2,982	$2,876	$6,708	$5,499

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk-free interest rates	1.54%-1.62%	0.69%-1.41%	1.48%-1.73%	0.69%-1.41%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	75%	55%-65%	75%

During the six months ended June 30, 2014, the Company granted 793,175 stock options with a weighted-average grant date fair value of $7.67 per share.  During the six months ended June 30, 2013, the Company granted 904,400 stock options with a weighted-average grant date fair value of $6.23 per share.  The total cost recognized related to stock option awards was $1.2 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the total cost recognized related to stock option awards was $2.7 million and $2.3 million, respectively.

As of June 30, 2014, there were 4,586,505 stock options outstanding, and the weighted-average exercise price of those outstanding options was $10.16 per share.

Restricted Stock Awards

The Company grants restricted stock awards to the non-employee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  The Company granted 53,608 and 45,959 shares of restricted stock to the non-employee members of its Board of Directors during the six months ended June 30, 2014 and 2013, respectively.  The total cost recognized for restricted stock awards granted to members of its Board of Directors was $0.1 million for the three months ended June 30, 2014 and 2013, and $0.2 million for the six months ended June 30, 2014 and 2013.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the six months ended June 30, 2014 and 2013.  The total cost recognized for restricted stock awards granted to employees was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there were 214,080 shares of non-vested restricted stock outstanding that were granted pursuant to restricted stock awards with an aggregate grant date fair value of $2.0 million.

Restricted Stock Units

The Company also grants restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the six months ended June 30, 2014, the Company granted 854,450 restricted stock units with a grant date fair value of $11.2 million, which is being amortized over the four-year vesting period.  During the six months ended June 30, 2013, the Company granted 894,946 restricted stock units with a grant date fair value of $9.2 million, which is being amortized over the vesting period.  The total cost recognized for restricted stock units was $1.5 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $3.0 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there were 1,863,267 non-vested restricted stock units outstanding with an aggregate grant date fair value of $21.3 million.

10.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.  As of June 30, 2014, the Company has repurchased 84,054 shares of its outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the six months ended June 30, 2014.

11.  Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(6,293)	$466	$(11,475)	$366

Denominator:
Basic weighted-average shares outstanding	39,444	39,480	39,228	39,293
Add: dilutive effect of options and restricted stock	—	1,948	—	1,657
Fully diluted weighted-average shares outstanding	39,444	41,428	39,228	40,950

Basic net (loss) income per share	$(0.16)	$0.01	$(0.29)	$0.01

Diluted net (loss) income per share	$(0.16)	$0.01	$(0.29)	$0.01

For the three and six months ended June 30, 2014, the denominator in the above computation of diluted net loss per share excludes stock options, restricted stock units and non-vested restricted stock awards totaling 6,663,852 as their effect would be antidilutive due to the Company’s net loss for those periods.  For the three and six months ended June 30, 2013, the denominator in the above calculation of diluted net income per share excludes “out-of-the-money” stock options of 1,296,096 and 1,366,971, respectively, as their effect would be antidilutive.

The Notes did not have a dilutive effect in the above calculation of diluted net loss per share for the three and six months ended June 30, 2014.

12.  Related-Party Transactions

The Company makes payments to the National Association of Realtors® (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million for the three months ended June 30, 2014 and 2013, and $1.0 million for the six months ended June 30, 2014 and 2013.  As of June 30, 2014 and December 31, 2013, the Company had balances due to the NAR of $0.5 million, which are included in “Accounts payable” within the unaudited Condensed Consolidated Balance Sheets.

13.  Income Taxes

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three and six months ended June 30, 2014 and 2013, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

During the three and six months ended June 30, 2014 and 2013, income tax expense differed from the income tax expense expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items, state income taxes, and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  Based on management’s assessment, the Company has placed a valuation reserve against its remaining deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more likely than not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of June 30, 2014, due to the Company’s recent history of losses, management could not conclude that it is more likely than not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its remaining deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2014 and 2013.  The tax years 1993 to 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14.  Commitments and Contingencies

Legal Proceedings

The Company is currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and below in this Note 14.  From time to time, the Company is a party to various other litigation and administrative proceedings relating to claims arising from its operations in the ordinary course of business.  However, as of the date of this Quarterly Report on Form 10-Q, and except as disclosed below, there have been no material developments in the legal proceedings disclosed in the Annual Report, and the Company is not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

On June 2, 2014, the U.S. Supreme Court reversed the Circuit Court’s decision in Akamai, holding that an entity cannot be liable for induced infringement when no one is liable for direct infringement.  On June 23, 2014, based on the U.S. Supreme Court’s reversal of Akamai, the District Court reinstated its grant of summary judgment of non-infringement and entered final judgment in favor of the Company.  On July 21, 2014, REAL filed a notice of appeal of the District Court’s final judgment.

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

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 38 countries worldwide.  Our for-sale listing content, comprising nearly 4 million properties as of June 30, 2014, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display more than 98% of all for-sale properties listed in the U.S.  We source this content directly from more than 800 Multiple Listing Services (“MLSs”) across the country with whom we have relationships, which represents nearly all MLSs, with approximately 90% of the active listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  Over 27 million users, viewing an average of nearly 450 million pages and spending an average of over 550 million minutes on the realtor.com® web site and mobile applications each month over the last twelve-month period, have exposure to over 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 13% more connections between consumers and our customers during the twelve months ended June 30, 2014, as compared to the twelve-month period ended June 30, 2013.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

realtor.com®

Realtor.com® is the official web site of the NAR, the largest trade association in the U.S., which represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry.  The NAR had over one million members as of June 30, 2014.  Under our exclusive and perpetual agreement with the NAR, we operate realtor.com®, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals, in addition to presenting other property information.

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

Our Consumer Advertising products represented 77% and 78% of our overall revenues for the three and six months ended June 30, 2014 and 2013, respectively.

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

Top Producer® and TigerLead® are our SaaS products providing productivity and lead management tools tailored to real estate agents on a subscription basis.  These products complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.  The Top Producer® product line also now includes expanded features offered through technology purchased as part of the FiveStreet, Inc. (“FiveStreet”) acquisition in the fourth quarter of 2013.  FiveStreet’s software consolidates leads from more than 80 lead providers including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads.  It provides agents with a single unified dashboard, ensuring leads are not lost or overlooked, and provides web and mobile tools for rapid response.

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

Our Software and Services products represented 23% and 22% of our overall revenues for the three and six months ended June 30, 2014 and 2013, respectively.

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

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  The median age of inventory was essentially flat in the second quarter compared to the same period in 2013 suggesting that supply remains relatively tight.  However, we are seeing the listing count trend grow at a faster pace than last summer, which would indicate that the inventory is now building and moving to support improvement in the pace of existing home sales in the second half of the year.  During the second quarter of 2014, the U.S. saw an increase in the national median list price of more than 7% compared to the same period in the prior year, further indication of improving conditions and a continuation of a broad housing recovery.

Mortgage rates have risen from the levels seen in early 2013; however, remain historically low despite these increases.  Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years.  Unemployment rates continue to decline.  Accordingly, while there are a number of indicators of an improving housing market, homes sales remain sluggish, and we believe that market conditions could continue to adversely impact spending by real estate professionals in the near term.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the six months ended June 30, 2014, as compared to those policies disclosed in the Annual Report.

LEGAL CONTINGENCIES

We are currently involved in certain legal proceedings, as discussed within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, and in Note 14, “Commitments and Contingencies,” to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Because of the uncertainties related to both the amount and range of potential liability in connection with legal proceedings, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation.  As additional information becomes available, we will assess the potential liability related to our pending litigation and determine whether reasonable estimates of the liability can be made.  Unfavorable outcomes, or significant estimates of our potential liability, could materially impact our results of operations and financial position.

BASIS OF PRESENTATION

Revenue

We derive our revenue primarily from two product groups:  (i) Consumer Advertising and (ii) Software and Services.  We derive all of our revenue from our operations in North America.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

Consumer Advertising.  Revenue from our Consumer Advertising products is generated from the sale of online advertising for display on our consumer-facing web sites.

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

Software and Services.  Revenue from our Software and Services products is generated from the sale of our SaaS CRM products, search engine marketing and listing syndication and reporting.

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

Interest Expense

Interest expense consists of interest on our senior convertible notes, notes payable and capital lease obligations.  See Note 6, “Convertible Senior Notes” to our consolidated financial statements in Part I, Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

The following tables present our results of operations for the three months ended June 30, 2014 and 2013, and as a percentage of total revenue:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$47,405	$44,570
Software and services	13,914	12,920
Total revenue	61,319	57,490
Costs and operating expenses:
Cost of revenue(1)	12,732	11,790
Sales and marketing(1)	30,047	22,980
Product and web site development	10,342	9,583
General and administrative	12,287	11,985
Amortization of intangible assets	1,199	1,063
Total costs and operating expenses	66,607	57,401

(Loss) income from operations	(5,288)	89

Interest expense, net	(1,647)	(13)
Earnings of unconsolidated joint venture	895	463
Other expense, net	(51)	(8)

(Loss) income before income taxes	(6,091)	531
Income tax expense	202	65
Net (loss) income	$(6,293)	$466

(1)         Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $2.0 million, or 4% of revenue, for the three months ended June 30, 2013.

	Three Months Ended June 30,
	2014	2013
As a Percentage of Revenue:
Revenue
Consumer advertising	77%	78%
Software and services	23	22
Total revenue	100	100
Costs and operating expenses:
Cost of revenue	21	20
Sales and marketing	49	40
Product and web site development	17	17
General and administrative	20	21
Amortization of intangible assets	2	2
Total costs and operating expenses	109	100

(Loss) income from operations	(9)	—

Interest expense, net	(2)	—
Earnings of unconsolidated joint venture	1	1
Other expense, net	—	—

(Loss) income before income taxes	(10)	1
Income tax expense	—	—
Net (loss) income	(10)%	1%

Revenue

Revenue increased $3.8 million, or 7%, to $61.3 million for the three months ended June 30, 2014, compared to $57.5 million for the three months ended June 30, 2013.

Revenue attributable to our Consumer Advertising products increased $2.8 million, or 6%, to $47.4 million for the three months ended June 30, 2014, compared to $44.6 million for the three months ended June 30, 2013.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business.  These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, and Featured CMATM).  In addition, there were revenue decreases in the Moving.comTM and rentals businesses.

Revenue for our Software and Services products increased $1.0 million, or 8%, to $13.9 million for the three months ended June 30, 2014, compared to $12.9 million for the three months ended June 30, 2013.  The increase in revenue was led by growth in our Top Producer® and TigerLead® product offerings.

Costs and Operating Expenses

Cost of Revenue.  Cost of revenue increased $0.9 million, or 8%, to $12.7 million for the three months ended June 30, 2014, compared to $11.8 million for the three months ended June 30, 2013.  The increase was primarily due to a $0.4 million increase in lead acquisition costs related to the growth in our TigerLead® business.  In addition, there was a $0.2 million increase in consulting costs, a $0.2 million increase in depreciation expense, and a $0.1 million increase in personnel-related costs.

Sales and Marketing.  Sales and marketing expenses increased $7.1 million, or 31%, to $30.0 million for the three months ended June 30, 2014, compared to $23.0 million for the three months ended June 30, 2013, primarily due to the increased investment in our marketing department and the national media campaign around our realtor.com® brand.  This increase was mainly due to an increase in brand and consumer marketing expenses of $5.5 million, increased personnel-related costs of $0.9 million, which include increased sales commission expense of $0.4 million associated with the increase in revenue, an increase in traffic acquisition costs of $0.6 million, and other cost increases of $0.1 million.  We expect to continue to incur higher marketing costs through the remainder of 2014 as compared to 2013 as we continue to invest in our marketing campaigns to attract consumers to the realtor.com® brand.

Product and Web Site Development.  Product and web site development expenses increased $0.8 million, or 8%, to $10.3 million for the three months ended June 30, 2014, compared to $9.6 million for the three months ended June 30, 2013.  This increase was mainly due to increased consulting and personnel-related costs of $0.7 million, increased amortization costs of $0.6 million associated with capitalized development costs and other cost increases of $0.4 million.  These increases were partially offset by additional capitalized development costs of $0.9 million during the quarter ended June 30, 2014, related to building and deploying new functionality on our websites and in several product offerings, including our mobile platforms.

General and Administrative. General and administrative expenses increased $0.3 million, or 3%, to $12.3 million for the three months ended June 30, 2014, compared to $12.0 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in personnel-related costs of $0.3 million and an increase in consulting costs of $0.3 million.  These increases were partially offset by a $0.3 million decrease in legal costs primarily due to the recovery of legal costs previously incurred as a result of a favorable arbitration ruling during the quarter.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.1 million to $1.2 million for the three months ended June 30, 2014, compared to $1.1 million for the three months ended June 30, 2013.  This increase was due to the amortization of intangible assets that were newly acquired in the second and fourth quarters of 2013.

Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Cost of revenue	$111	$85
Sales and marketing	703	587
Product and web site development	978	747
General and administrative	1,190	1,457
Total stock-based compensation and charges	$2,982	$2,876

Stock-based compensation and charges increased $0.1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase was primarily attributable to grants of stock options and restricted stock units to key employees, partially offset by decreases in stock-based compensation related to grants of restricted stock units to senior members of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013.

Interest Expense, Net

Interest expense, net increased to $1.6 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.4 million to $0.9 million for the three months ended June 30, 2014, compared to $0.5 million for the three months ended June 30, 2013. The increase was primarily due to increased revenue growth partially offset by incremental operating costs.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended June 30, 2014 and 2013.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the three months ended June 30, 2014 and 2013, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Six Months Ended June 30, 2014 and 2013

The following tables present our results of operations for the six months ended June 30, 2014 and 2013, and as a percentage of total revenue:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$92,180	$86,718
Software and services	27,152	25,010
Total revenue	119,332	111,728
Costs and operating expenses:
Cost of revenue(1)	24,844	22,653
Sales and marketing(1)	55,440	44,648
Product and web site development	21,469	19,429
General and administrative	24,299	23,523
Amortization of intangible assets	2,496	2,062
Total costs and operating expenses	128,548	112,315

Loss from operations	(9,216)	(587)

Interest expense, net	(3,214)	(27)
Earnings of unconsolidated joint venture	1,720	1,065
Other expense, net	(57)	(35)

(Loss) income before income taxes	(10,767)	416
Income tax expense	708	50
Net (loss) income	$(11,475)	$366

(1)         Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $3.8 million, or 3% of revenue, for the six months ended June 30, 2013.

	Six Months Ended June 30,
	2014	2013
As a Percentage of Revenue:
Revenue
Consumer advertising	77%	78%
Software and services	23	22
Total revenue	100	100
Costs and operating expenses:
Cost of revenue	21	20
Sales and marketing	47	40
Product and web site development	18	18
General and administrative	20	21
Amortization of intangible assets	2	2
Total costs and operating expenses	108	101

Loss from operations	(8)	(1)

Interest expense, net	(6)	—
Earnings of unconsolidated joint venture	3	1
Other expense, net	—	—

(Loss) income before income taxes	(11)	—
Income tax expense	1	—
Net (loss) income	(12)%	—%

Revenue

Revenue increased $7.6 million, or 7%, to $119.3 million for the six months ended June 30, 2014, compared to $111.7 million for the six months ended June 30, 2013.

Revenue attributable to our Consumer Advertising products increased $5.5 million, or 6%, to $92.2 million for the six months ended June 30, 2014, compared to $86.7 million for the six months ended June 30, 2013.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business.  These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, and Featured CMATM).  In addition, there were revenue decreases in the Moving.comTM and rentals businesses.

Revenue for our Software and Services products increased $2.1 million, or 9%, to $27.2 million for the six months ended June 30, 2014, compared to $25.0 million for the six months ended June 30, 2013.  The increase in revenue was led by growth in our Top Producer® and TigerLead® product offerings.

Costs and Operating Expenses

Cost of Revenue.  Cost of revenue increased $2.2 million, or 10%, to $24.8 million for the six months ended June 30, 2014, compared to $22.7 million for the six months ended June 30, 2013.  The increase was primarily due to a $0.8 million increase in lead acquisition costs related to the growth in our TigerLead® business.  In addition, there was a $0.4 million increase in personnel-related costs, a $0.4 million increase in depreciation expense, a $0.3 million increase in consulting costs and $0.3 million in other cost increases.

Sales and Marketing.  Sales and marketing expenses increased $10.8 million, or 24%, to $55.4 million for the six months ended June 30, 2014, compared to $44.6 million for the six months ended June 30, 2013, primarily due to the increased investment in our marketing department and the national media campaign around our realtor.com® brand.  This increase was mainly due to an increase in brand and consumer marketing expenses of $8.3 million, increased personnel-related costs of $1.6 million, which includes increased sales commissions of $1.0 million associated with the increase in revenue, and an increase in traffic acquisition costs of $1.0 million.  We expect to continue to incur higher marketing costs through the remainder of 2014 as compared to 2013 as we continue to invest in our marketing campaigns to attract consumers to the realtor.com® brand.

Product and Web Site Development.  Product and web site development expenses increased $2.0 million, or 11%, to $21.5 million for the six months ended June 30, 2014, compared to $19.4 million for the six months ended June 30, 2013.  This increase was mainly due to increased stock-based compensation costs of $1.5 million, of which $0.9 million was associated with the acceleration of vesting for outstanding stock options and restricted stock awards due to the departure of one of our executive employees. In addition, there was a $1.0 million increase in amortization costs associated with capitalized development costs, a $0.3 million increase in consulting and personnel-related costs, and $0.3 million in other cost increases.

These increases were partially offset by additional capitalized development costs of $1.1 million during the six months ended June 30, 2014, related to building and deploying new functionality on our websites and in several product offerings, including our mobile platforms.

General and Administrative. General and administrative expenses increased $0.8 million, or 3%, to $24.3 million for the six months ended June 30, 2014, compared to $23.5 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in personnel-related costs of $0.6 million and other cost increases of $0.4 million.  These increases were partially offset by a $0.2 million decrease in legal costs primarily due to the recovery of legal costs previously incurred as a result of a favorable arbitration ruling during the quarter.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.4 million to $2.5 million for the six months ended June 30, 2014, compared to $2.1 million for the six months ended June 30, 2013.  This increase was due to the amortization of intangible assets that were newly acquired in the second and fourth quarters of 2013.

Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Cost of revenue	$223	$187
Sales and marketing	1,376	1,098
Product and web site development	2,815	1,327
General and administrative	2,294	2,887
Total stock-based compensation and charges	$6,708	$5,499

Stock-based compensation and charges increased $1.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The increase was primarily attributable to $0.9 million associated with the acceleration of vesting for outstanding stock options and restricted stock awards due to the departure of one of our executive employees, as well as grants of stock options and restricted stock units to key employees, partially offset by decreases in stock-based compensation related to grants of restricted stock units to senior members of newly acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013.

Interest Expense, Net

Interest expense, net increased to $3.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.7 million to $1.7 million for the six months ended June 30, 2014, compared to $1.1 million for the six months ended June 30, 2013.  The increase was primarily due to increased revenue growth partially offset by incremental operating costs.

Other Expense, Net

Other expense, net remained relatively constant for the six months ended June 30, 2014 and 2013.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the six months ended June 30, 2014 and 2013, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision and included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $5.8 million for the six months ended June 30, 2014, was attributable to a net loss of $11.5 million plus non-cash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $16.0 million, a $0.8 million cash distribution representing a return on our investment in an unconsolidated joint venture, and a $0.4 million change in operating assets and liabilities.

Net cash provided by operating activities of $10.3 million for the six months ended June 30, 2013, was attributable to net income of $0.4 million, plus noncash expenses including depreciation, amortization of intangible assets, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $11.7 million and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture, partially offset by a $2.4 million change in operating assets and liabilities.

Net cash used in investing activities of $9.5 million for the six months ended June 30, 2014, was attributable to capital expenditures.

Net cash used in investing activities of $8.1 million for the six months ended June 30, 2013, was primarily attributable to capital expenditures of $6.4 million, and acquisitions, net of cash acquired of $2.3 million, partially offset by a cash distribution representing a return of our investment in an unconsolidated joint venture of $0.6 million.

Net cash provided by financing activities of $2.4 million for the six months ended June 30, 2014, was attributable to proceeds from the exercise of stock options of $4.1 million, partially offset by tax withholdings related to net share settlements of equity awards of $1.7 million.

Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2013, was primarily attributable to proceeds from the exercise of stock options of $4.3 million, partially offset by repurchases of our common stock of $1.0 million, and tax withholdings related to net share settlements of equity awards of $0.6 million.

We have generated positive operating cash flows in each of the last three fiscal years.  Our material financial commitments consist of those under our operating lease agreements, our operating agreement with the NAR and various web services and content agreements.

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of June 30, 2014, we have repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the six months ended June 30, 2014.

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

PART II.     OTHER INFORMATION

Item 1.                      Legal Proceedings

We are currently involved in certain legal proceedings, as discussed (i) within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, (ii) in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 7, 2014 and (iii) in Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 21 to the Consolidated Financial Statements in the Annual Report, in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and in Note 14 to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

On March 17, 2014, we filed a lawsuit against Zillow, Inc. and our former employee, Errol Samuelson, in the Superior Court of King County, Washington for breach of contract, breach of fiduciary duty, and misappropriation of trade secrets among other actions.  The NAR and its subsidiary, REALTORS Information Network, Inc., joined as plaintiffs in the suit.  On June 30, 2014, the Superior Court issued a preliminary injunction against Zillow and Mr. Samuelson enjoining them from certain actions.  We intend to vigorously pursue our claims.  At this time, however, we are unable to express an opinion on the outcome of this case.

Item 1A.             Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the six months ended June 30, 2014, compared to the risk factors set forth in the Annual Report, other than with respect to the risk factor described below.

RISKS RELATED TO OUR BUSINESS

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of June 30, 2014, we repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the three months ended June 30, 2014.  At June 30, 2014, there was $19.0 million authorization remaining pursuant to the Program.

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

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Calculation Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Presentation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Document. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVE, INC.

By:	/s/ STEVEN H. BERKOWITZ
Steven H. Berkowitz
Chief Executive Officer

By:	/s/ RACHEL C. GLASER
Rachel C. Glaser
Chief Financial Officer

Date:  August 1, 2014

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

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Calculation Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Presentation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Document. (Filed herewith.)