Form 10-Q
period 2014-09-30
MOVE INC
filed 2014-11-06
CIK 1085770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At October 31, 2014, the registrant had 40,708,242 shares of its common stock outstanding.

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

PART I.     FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

MOVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,188	$118,679
Accounts receivable, net	11,654	11,760
Other current assets	9,659	8,203
Total current assets	136,501	138,642

Property and equipment, net	28,862	23,960
Investment in unconsolidated joint venture	6,455	4,596
Goodwill, net	41,630	41,630
Intangible assets, net	25,893	24,403
Other assets	3,215	3,558
Total assets	$242,556	$236,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,078	$5,912
Accrued expenses	31,659	26,929
Deferred revenue	7,090	7,783
Total current liabilities	46,827	40,624

Convertible senior notes	84,915	82,459
Other noncurrent liabilities	6,244	4,876
Total liabilities	137,986	127,959

Commitments and contingencies (see note 14)

Stockholders’ equity:
Series A convertible preferred stock	—	—
Common stock	41	39
Additional paid-in capital	2,158,458	2,142,516
Accumulated other comprehensive income	39	138
Accumulated deficit	(2,053,968)	(2,033,863)
Total stockholders’ equity	104,570	108,830
Total liabilities and stockholders’ equity	$242,556	$236,789

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$63,884	$58,825	$183,216	$170,553
Costs and operating expenses:
Cost of revenue	13,811	11,750	38,655	34,403
Sales and marketing	29,839	22,971	85,279	67,619
Product and web site development	10,223	9,894	31,692	29,323
General and administrative	16,938	12,209	41,237	35,732
Amortization of intangible assets	1,274	1,110	3,770	3,172
Total costs and operating expenses	72,085	57,934	200,633	170,249
(Loss) income from operations	(8,201)	891	(17,417)	304
Interest expense, net	(1,663)	(917)	(4,877)	(944)
Earnings of unconsolidated joint venture	988	585	2,708	1,650
Other expense, net	(15)	(46)	(72)	(81)
(Loss) income before income taxes	(8,891)	513	(19,658)	929
Income tax (benefit) expense	(261)	375	447	425
Net (loss) income	$(8,630)	$138	$(20,105)	$504

Basic net (loss) income per share	$(0.22)	$0.00	$(0.51)	$0.01

Diluted net (loss) income per share	$(0.22)	$0.00	$(0.51)	$0.01

Shares used to calculate basic and diluted net (loss) income per share:
Basic	40,076	39,061	39,514	39,215

Diluted	40,076	41,482	39,514	40,913

 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(8,630)	$138	$(20,105)	$504
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(87)	3	(99)	(59)
Total other comprehensive (loss) income	(87)	3	(99)	(59)
Total comprehensive (loss) income	$(8,717)	$141	$(20,204)	$445

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Series A					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance at January 1, 2014	—	$—	39,178	$39	$2,142,516	$138	$(2,033,863)	$108,830
Net loss	—	—	—	—	—	—	(20,105)	(20,105)
Other comprehensive loss	—	—	—	—	—	(99)	—	(99)
Issuance of common stock under exercise of stock options	—	—	1,009	1	8,030	—	—	8,031
Issuance of restricted stock, net of cancellations	—	—	497	1	—	—	—	1
Restricted stock surrendered for employee tax liability	—	—	(157)	—	(2,246)	—	—	(2,246)
Stock-based compensation and charges	—	—	—	—	10,158	—	—	10,158
Balance at September 30, 2014	—	$—	40,527	$41	$2,158,458	$39	$(2,053,968)	$104,570

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MOVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(20,105)	$504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,147	7,680
Amortization of intangible assets	3,770	3,172
Amortization of debt discount and issuance costs	2,904	516
Provision for doubtful accounts	335	445
Stock-based compensation and charges	10,158	8,241
Earnings of unconsolidated joint venture	(2,708)	(1,650)
Return on investment in unconsolidated joint venture	849	602
Other non-cash items	(46)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(229)	(1,180)
Other assets	(1,164)	(932)
Accounts payable and accrued expenses	8,209	4,114
Deferred revenue	(706)	(722)
Net cash provided by operating activities	11,414	20,785

Cash flows from investing activities:
Purchases of property and equipment	(15,103)	(8,957)
Acquisitions, net of cash acquired	—	(2,250)
Purchase of intangible assets	(5,010)	—
Return of investment in unconsolidated joint venture	—	582
Other investing activities	2	—
Net cash used in investing activities	(20,111)	(10,625)

Cash flows from financing activities:
Principal payments on loan payable	—	(19)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	96,608
Proceeds from exercise of stock options	7,452	8,216
Tax payments related to net share settlements of equity awards	(2,246)	(2,405)
Repurchase of common stock	—	(26,010)
Net cash provided by financing activities	5,206	76,390

Change in cash and cash equivalents	(3,491)	86,550

Cash and cash equivalents, beginning of period	118,679	27,122

Cash and cash equivalents, end of period	$115,188	$113,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,890	$—

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

Proposed Acquisition by News Corporation

On September 30, 2014, the Company entered into an agreement and plan of merger (“Merger Agreement”) with News Corporation (“Parent”) and Magpie Merger Sub, Inc., an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will commence a tender offer (“Offer”) on or before October 15, 2014 to acquire all of the outstanding shares of common stock of the Company at a purchase price of $21.00 per share in cash, without interest (the “Offer Price”). The Merger Agreement is not subject to a financing condition.

The obligation of Merger Sub to purchase the shares of common stock of the Company validly tendered and not withdrawn pursuant to the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that, when added to the shares of common stock of the Company then owned by Parent and its subsidiaries, equals at least one share more than one half of the total number of shares of common stock of the Company then issued and outstanding, (ii) the expiration or termination of the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (without the imposition of any condition or requiring a remedy that the parties are not required to accept pursuant to the Merger Agreement), (iii) the absence of certain disputes relating to the Operating Agreement between Realtors® Information Network, Inc., a subsidiary of the National Association of REALTORS® (“NAR”), and RealSelect, Inc., a subsidiary of the Company, as amended; and (iv) other customary conditions.  Concurrently with the execution of the Merger Agreement, NAR provided the Company with its consent to the transaction. The NAR consent terminates if Move terminates the Merger Agreement due to a superior proposal or if both the Company and Parent announce that the Merger Agreement has been terminated. A copy of the NAR consent is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

The Merger Agreement contains certain termination rights in favor of each the Company and Parent including, under certain circumstances, the requirement for the Company to pay to Parent a termination fee of $32,500,000. The Company has also agreed (i) to cease any existing, and not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and (ii) to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the board of directors of the Company.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the “Merger”). At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or held in the treasury of the Company, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive an amount in cash equal to the Offer Price.

Pursuant to the Merger Agreement, among other obligations of the Company, (a) (w) the Company shall perform all of its pre-closing obligations under the certain 2.75% Convertible Senior Notes due 2018 (the “2018 Notes”), and shall give notice of the transactions contemplated under the Merger Agreement in accordance with the requirements therein, (x) on or prior to September 30, 2014, the Company shall provide the notice required by indenture agreement related to the 2018 Notes, (y) the Company shall elect cash settlement as the sole settlement method for any conversion of 2018 Notes, in each case prior to the applicable deadline therefor, (z) comply with the payment and other pre-closing obligations related to any conversion of 2018 Notes pursuant to the indenture agreement related to the 2018 Notes in order to validly effectuate the cash settlement thereof; (b) during the period between the completion of the Offer and the consummation of the Merger, the Company shall (w) elect to redeem the series A preferred stock of the Company as of such time, (x) provide written notice thereof to NAR, (y) redeem the series A preferred stock of the Company, and (z) pay, or make available for payment, to NAR the redemption price therefor; and (c) in the event that any holder of a Company stock option exercises such option between the completion of the Offer and the consummation of the Merger, the Company shall take all actions necessary to cash settle such Company option in an amount of cash equal to (x) the excess, if any, of the fair market value of a share (as determined in accordance with the applicable Company stock plan) on the date of exercise over the exercise price per share of such Company option, multiplied by (y) the number of shares covered by such Company stock option, with payment subject to applicable tax withholding and paid without interest.

In addition, pursuant to the Merger Agreement: (i) at the Effective Time, each outstanding Company stock option (whether vested or unvested), will be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted Option”), and each Adjusted Option shall continue to have and be subject to the same terms and conditions as were applicable to the corresponding Company stock option immediately prior to the Effective Time, except that (x) each Adjusted Option will be exercisable for that number of shares of Parent common stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Company common stock subject to the Company stock option immediately prior to the Effective Time and (B) the Equity Award Exchange Ratio provided under the Merger Agreement (the “Equity Award Exchange Ratio”) and (y) the per share exercise price for the shares of Parent common stock issuable upon exercise of each such Adjusted Option will be equal to the quotient of (A) the per share exercise price of the Company stock option and (B) the Equity Award Exchange Ratio, rounded up to the nearest whole cent; (ii) at the Effective Time, each outstanding Company restricted stock unit (whether vested or unvested) will be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted RSU”), and each Adjusted RSU shall continue to have, and be subject to, the same terms and conditions as were applicable to the corresponding Company restricted stock unit immediately prior to the Effective Time, except that each Adjusted RSU will be converted into the right to receive a number of whole shares of Parent common stock (rounded to the nearest whole share) equal to the number of shares of Company common stock to which the Company restricted stock unit related immediately prior to the Effective Time, multiplied by the Equity Award Exchange Ratio; (iii) at the Effective Time, each Company restricted stock award that is not held by a non-employee director of the Company and that is outstanding as of immediately prior to the Effective Time, shall be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted RSA”), and each Adjusted RSA will continue to have, and be subject to, the same terms and conditions as were applicable to the corresponding Company restricted stock award immediately prior to the Effective Time, except that each Adjusted RSA will be converted into the right to retain a number of whole shares of Parent common stock (rounded to the nearest whole share) equal to the number of shares of Company common stock to which the Company restricted stock award related immediately prior to the Effective Time, multiplied by the Equity Award Exchange Ratio; and (iv) at the Effective Time, each Company restricted stock award that is outstanding as of immediately prior to the Effective Time and held by a non-employee director of the Company immediately prior to the Effective Time will vest and be cancelled and converted into the right to receive the Offer Price (the “Merger Consideration”), less any applicable taxes. Notwithstanding the treatment of Company stock options described above, Parent will have the right to decide, not later than 12 business days before the scheduled closing of the Merger, that each Company stock option that is outstanding and unexercised as of immediately prior to the Effective Time and held by any person whose employment or service terminated prior to the Effective Time will not be assumed, and will instead be cancelled and converted into the right to receive a cash payment equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price per share of such non-assumed Company stock option, multiplied by (y) the number of shares covered by such non-assumed Company stock option, less applicable tax withholding and without interest. To the extent that the exercise price per share of any such non-assumed Company stock option is equal to or greater than the Merger Consideration, each such non-assumed Company stock option will be cancelled and the holder thereof will not receive any payment therefor.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals.

The board of directors of the Company has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are advisable and fair to, and in the best interests of, the Company’s stockholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend acceptance of the Offer by the Company’s stockholders. The board of directors of Parent has also unanimously approved the transaction. The Company expects to complete the Merger by the end of calendar year 2014, subject to the satisfaction of the closing conditions.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 and incorporated herein by reference. The Merger Agreement and the foregoing description of the agreement have been included to provide investors and stockholders with information regarding the terms of the agreement. They are not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Merger Agreement were made only as of specified dates for the purposes of such agreement, were solely for the benefit of the parties to such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the representations, warranties and covenants contained in the Merger Agreement and discussed in the foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”), and are also qualified in important part by a confidential disclosure letter delivered by the Company to Parent in connection with the Merger Agreement. Investors and stockholders are not third-party beneficiaries under the Merger Agreement. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Parent and Merger Sub commenced the Offer on October 15, 2014.  Parent and Move each filed a Premerger Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice (the “Antitrust Division”) in connection with the purchase of shares in the Offer on October 15, 2014. The required waiting period with respect to the Offer expired at 11:59 p.m., New York City time, on October 30, 2014, without any action having been taken by the FTC or the Antitrust Division. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. Additional information regarding the Merger, the Offer, and related matters, may be found in the Solicitation/Recommendation Statement on 14D-9, as amended, and the Tender Offer Statement on Schedule TO, as amended, as filed by the Company and Parent, respectively, with the SEC.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on February 18, 2014.  The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the operating results expected for the full year ending December 31, 2014.

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

Reclassification

The Company reclassified certain prior year amounts to conform to its presentation within the Consolidated Statements of Operations for the year ended December 31, 2013.  Specifically, effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $2.0 million and $5.9 million, or 3% of revenue, for the three and nine months ended September 30, 2013, respectively.  Based on a review of U.S. GAAP, management has concluded that this reclassification is not a change in accounting principle nor is it a correction of an error in previously issued financial statements.

Commencing in the fourth quarter of 2013, the Company eliminated the presentation of gross profit in its Consolidated Statements of Operations as it is not an important metric for the Company or the industry.  The Company reports “Cost of revenue” as a separate line item within “Costs and operating expenses” in the Consolidated Statements of Operations.

Advertising Costs

Prior to the second quarter of 2014, the Company’s advertising costs consisted primarily of expenses associated with online advertising, email campaigns, media buys, other trade advertising and agency fees, and were expensed as incurred.  In the second quarter of 2014, the Company launched a national level media campaign in connection with its brand marketing efforts.  In contrast to the Company’s past advertising activities, this campaign included the production of several commercials which would be aired on national television over a twelve-month period.  This is the first time the Company has incurred material production costs.  Commencing with the second quarter of 2014, the Company capitalizes production costs associated with commercials and expenses them the first time the commercial is first publicly shown.  All other advertising costs will continue to be expensed as incurred.  At September 30, 2014, the Company had $0.2 million in capitalized production costs associated with commercials that had not yet been publicly shown. These costs are recorded in “Other current assets” within the unaudited Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s revenues by product category within its single reporting segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Consumer advertising	$49,662	$45,630	$141,842	$132,348
Software and services	14,222	13,195	41,374	38,205
Total revenue	$63,884	$58,825	$183,216	$170,553

5.  Investment in Unconsolidated Joint Venture

As of September 30, 2014 and December 31, 2013, the Company’s interest in its unconsolidated joint venture, Builders Digital Experience, LLC (“BDX”), amounted to $6.5 million and $4.6 million, respectively, which was recorded in “Investment in unconsolidated joint venture” within the unaudited Condensed Consolidated Balance Sheets.

The Company’s proportionate share of earnings resulting from its investment in its unconsolidated joint venture was $1.0 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, and was included in “Earnings of unconsolidated joint venture” within the unaudited Condensed Consolidated Statements of Operations.  The Company records its proportionate share of earnings one month in arrears.

Summarized financial statement information for BDX follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013

Revenue	$6,525	$5,317	$18,509	$14,902
Cost of revenue	1,087	889	3,059	2,467
Gross profit	5,438	4,428	15,450	12,435

Total operating expenses	3,423	3,218	9,950	9,000

Income before income taxes	2,015	1,210	5,500	3,435

Income tax expense	40	40	85	135

Net income	$1,975	$1,170	$5,415	$3,300

The Company received cash distributions of $0.8 million and $1.2 million from BDX during the nine months ended September 30, 2014 and 2013, respectively.

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values.  Issuance costs, including fees paid to underwriters who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within “Other assets” in the unaudited Condensed Consolidated Balance Sheets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within “Additional paid-in capital” in the unaudited Condensed Consolidated Balance Sheets.  The Company recorded issuance costs of $2.8 million and $0.6 million to the liability component and equity component, respectively.  Interest cost related to the amortization expense of the issuance costs associated with the liability component was $0.1 million and $0.4 million in the three and nine months ended September 30, 2014, respectively.

The Notes consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Principal amounts:
Principal	$100,000	$100,000
Unamortized debt discount(1)	(15,085)	(17,541)
Net carrying amount	$84,915	$82,459

Carrying amount of the equity component(2)	$18,137	$18,137

(1)Included in the unaudited Condensed Consolidated Balance Sheets within “Convertible senior notes,” and is amortized over the remaining life of the Notes on an effective interest rate basis.

(2)Included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital,” net of $0.6 million in issuance costs.

As of September 30, 2014, the remaining life of the Notes was 47 months.  The Company applies the treasury stock method to determine the potential dilutive effect of the Notes on net income per share as a result of the Company’s intent and stated policy to settle the principal amount of the Notes in cash.

The following table sets forth total interest expense recognized and the effective interest rate related to the Notes (in thousands, except effective interest rate):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Contractual interest expense	$688	$390	$2,047	$390
Interest cost related to amortization of debt issuance costs	128	70	381	70
Interest cost related to amortization of the debt discount	827	446	2,456	446

Effective interest rate of the liability component	7.9%	7.9%	7.9%	7.9%

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

As of September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalent balances were held in unrestricted demand deposit accounts or invested in U.S. treasury bills with original maturity dates of three months or less for which fair value is determined using quoted market prices.  As of December 31, 2013, the cash equivalent balances invested in U.S. treasury bills were valued at $40.0 million and are classified as level 1 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  That is, such assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment).  At September 30, 2014 and December 31, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

The carrying amounts and estimated fair values of financial instruments not recorded at fair value were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value(1)	Amount	Value(1)
Convertible senior notes	$84,915	$127,440	$82,459	$112,875

(1)The fair value of the Notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $18.8 million, and is included in the unaudited Condensed Consolidated Balance Sheets within “Additional paid-in capital.”

The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on September 30, 2014 and December 31, 2013.

8.  Goodwill and Other Intangible Assets

Goodwill totaled $41.6 million at September 30, 2014 and December 31, 2013, with no accumulated impairment losses.  The Company also had both indefinite- and definite-lived intangible assets at those dates.  Indefinite-lived intangible assets consist of domain names, trade names and trademarks used to market products for the foreseeable future and do not have any known useful life limitations due to legal, contractual, regulatory, economic or other factors.  Definite-lived intangible assets consist of certain trade names, trademarks, brand names, domain names, content syndication agreements, purchased technology, customer contracts and related customer relationships, non-contractual customer relationships, other miscellaneous agreements and web site content.  The definite-lived intangible assets are amortized over the expected period of benefit.  There are no expected residual values related to these intangible assets.

Intangible assets by category were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trade names, trademarks, brand names, and domain names	$1,540	$810	$1,530	$657
Content syndication agreements	8,800	3,169	3,800	2,491
Purchased technology	11,900	4,995	11,800	3,605
Customer relationships	8,630	2,899	8,630	2,014
Other	3,583	3,317	3,583	2,803
Total definite-lived intangible assets	34,453	15,190	29,343	11,570
Trade names and trademarks	6,630	—	6,630	—
Total indefinite-lived intangible assets	6,630	—	6,630	—
Total intangible assets	$41,083	$15,190	$35,973	$11,570

In August 2014, the Company entered into an agreement with Yardi Canada, Ltd. (“Yardi”) whereby the Company purchased content syndication agreements from Yardi’s Point2 business for a purchase price of $5.0 million in cash.

Amortization expense for the Company’s intangible assets was $1.3 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.7 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.  Amortization expense for the next five years is estimated to be as follows (in thousands):

Years Ended December 31,
2014 (remaining 3 months)	$1,339
2015	4,990
2016	3,843
2017	3,754
2018	3,076

9.  Stock-Based Compensation and Charges

The following chart summarizes the stock-based compensation and charges associated with stock option, restricted stock and restricted stock unit grants to employees and non-employees, that have been included in the following financial statement captions for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$114	$74	$337	$261
Sales and marketing	1,223	648	2,599	1,746
Product and web site development	862	723	3,677	2,050
General and administrative	1,251	1,297	3,545	4,184
Total stock-based compensation and charges	$3,450	$2,742	$10,158	$8,241

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rates	1.76%	1.38%	1.48%-1.76%	0.69%-1.41%
Expected term (in years)	5.85	5.85	5.85	5.85
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	70%	55%-65%	70%-75%

During the nine months ended September 30, 2014, the Company granted 789,675 stock options with a weighted-average grant date fair value of $7.68 per share.  During the nine months ended September 30, 2013, the Company granted 919,300 stock options with a weighted-average grant date fair value of $6.26 per share.  The total cost recognized related to stock option awards was $1.3 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the total cost recognized related to stock option awards was $4.1 million and $3.4 million, respectively.

As of September 30, 2014, there were 4,089,467 stock options outstanding, and the weighted-average exercise price of those outstanding options was $10.24 per share.

Restricted Stock Awards

The Company grants restricted stock awards to the non-employee members of its Board of Directors as remuneration for serving on its Board (except for any director who is entitled to a seat on the Board of Directors on a contractual basis or has waived remuneration as a director).  The Company granted 53,608 and 45,959 shares of restricted stock with a grant date fair value of $0.7 million and $0.5 million to the non-employee members of its Board of Directors during the nine months ended September 30, 2014 and 2013, respectively.  The total cost recognized for restricted stock awards granted to members of its Board of Directors was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company also grants restricted stock awards to certain executives and key employees.  Generally, these shares, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date.  The Company made no restricted stock award grants to the executives and key employees during the nine months ended September 30, 2014 and 2013.  The total cost recognized for restricted stock awards granted to employees was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there were 203,893 shares of non-vested restricted stock outstanding that were granted pursuant to restricted stock awards with an aggregate grant date fair value of $2.0 million.

Restricted Stock Units

The Company also grants restricted stock units.  Generally, these restricted stock units, subject to certain terms and restrictions, vest in equal annual installments over the four-year period following the grant date, resulting in the issuance, on a one-for-one basis, of shares of our common stock after the vesting date.  During the nine months ended September 30, 2014, the Company granted 868,250 restricted stock units with a grant date fair value of $11.5 million, which is being amortized over the four-year vesting period.  During the nine months ended September 30, 2013, the Company granted 939,386 restricted stock units with a grant date fair value of $9.8 million, which is being amortized over the vesting period.  The total cost recognized for restricted stock units was $1.8 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.8 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there were 1,734,283 non-vested restricted stock units outstanding with an aggregate grant date fair value of $20.1 million.

10.  Common Stock Repurchases

In March 2013, the Company’s Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of the Company’s outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, the Company is authorized to repurchase shares of its common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program is dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of the Company’s common stock.  As of September 30, 2014, the Company has repurchased 84,054 shares of its outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the nine months ended September 30, 2014.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(8,630)	$138	$(20,105)	$504

Denominator:
Basic weighted-average shares outstanding	40,076	39,061	39,514	39,215
Add: dilutive effect of options and restricted stock	—	2,421	—	1,698
Fully diluted weighted-average shares outstanding	40,076	41,482	39,514	40,913

Basic net (loss) income per share	$(0.22)	$0.00	$(0.51)	$0.01

Diluted net (loss) income per share	$(0.22)	$0.00	$(0.51)	$0.01

For the three and nine months ended September 30, 2014, the denominator in the above computation of diluted net loss per share excludes stock options, restricted stock units and non-vested restricted stock awards totaling 6,027,643 as their effect would be antidilutive due to the Company’s net loss for those periods.  For the three and nine months ended September 30, 2013, the denominator in the above calculation of diluted net income per share excludes “out-of-the-money” stock options of 794,721 and 951,621, respectively, as their effect would be antidilutive.

The Notes did not have a dilutive effect in the above calculation of diluted net loss per share for the three and nine months ended September 30, 2014 or 2013.

12.  Related-Party Transactions

The Company makes payments to the National Association of Realtors® (“NAR”) required under its operating agreement with the NAR and under certain other advertising agreements.  Total amounts paid under these agreements were $0.5 million for the three months ended September 30, 2014 and 2013, and $1.5 million for the nine months ended September 30, 2014 and 2013.  As of September 30, 2014 and December 31, 2013, the Company had balances due to the NAR of $0.5 million, which are included in “Accounts payable” within the unaudited Condensed Consolidated Balance Sheets.

13.  Income Taxes

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the three and nine months ended September 30, 2014 and 2013, income tax (benefit) expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  For the three and nine months ended September 30, 2014, income tax (benefit) expense was computed at the estimated annual effective rate based on the total estimated annual tax provision.  For the three and nine months ended September 30, 2013, income tax expense was computed at the year-to-date actual effective tax rate.

During the three and nine months ended September 30, 2014 and 2013, income tax (benefit) expense differed from the income tax expense expected at the statutory rate primarily due to the valuation allowance recorded against the deferred tax benefits generated from net operating losses incurred, certain non-deductible items, state income taxes, and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.  Based on management’s assessment, the Company has placed a valuation reserve against its remaining deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  Management regularly reviews the Company’s net deferred tax valuation allowance to determine if available evidence continues to support the Company’s position that it is more likely than not (likelihood of more than 50%) that a portion of or the entire deferred tax asset will not be realized in the future.  As of September 30, 2014, due to the Company’s recent history of losses, management could not conclude that it is more likely than not that the deferred tax assets will be realized.  As a result, the Company will continue to maintain a full valuation allowance against its remaining deferred tax assets.  The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2014 and 2013.  The tax years 1993 to 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On October 24, 2014, Jamie Suprina filed a purported class action lawsuit on behalf of Move stockholders in the Superior Court of the State of California in the County of Santa Clara against Move’s directors alleging, among other things, that the Move directors breached their fiduciary duties by allegedly agreeing to sell Move at an unfair and inadequate price and by allegedly failing to take steps to maximize the sales price of Move.  The plaintiff further alleges that Move has failed to make adequate disclosures relating to the financial projections and analysis and the background of the proposed transaction.  The complaint seeks to enjoin the merger and other equitable relief.  The plaintiff also seeks attorneys’ and expert fees.  Each of Move and the directors believe that the plaintiff’s purported claims against the directors lack merit and each of them intends to contest the respective claims against them vigorously.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact that the Company makes in this Form 10-Q are forward looking.  Generally, you can identify these statements by use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.  In particular, the statements herein regarding industry prospects and our future consolidated results of operations or financial position and our proposed acquisition by News Corporation are forward-looking statements.  Forward-looking statements reflect our current expectations, which are inherently uncertain.  The Company’s actual results may differ significantly from our expectations.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), which was filed with the SEC on February 18, 2014, and in other documents we file with the SEC.  This Form 10-Q should be read in conjunction with the Annual Report, including the factors described under the caption Part 1, Item 1A, “Risk Factors” within the Annual Report.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We provide consumers with a powerful combination of breadth, depth and accuracy of information about homes for sale, new construction, homes for rent, multi-family rental properties, senior living communities, home financing, home improvement and moving resources.  Through realtor.com®, consumers have access to over 100 million properties across the United States (“U.S.”) as well as properties for sale from another 38 countries worldwide.  Our for-sale listing content, comprising nearly 4 million properties as of September 30, 2014, and accessible in 11 different languages, represents the most comprehensive, accurate and up-to-date collection of its kind, online or offline.  Through realtor.com® and our mobile applications, we display more than 98% of all for-sale properties listed in the U.S.  We source this content directly from more than 800 Multiple Listing Services (“MLSs”) across the country with whom we have relationships, which represents nearly all MLSs, with approximately 90% of the active listings updated every 15 minutes and the remaining listings updated daily.

Realtor.com®’s substantial content advantage has earned us trust with both consumers and real estate professionals.  We attract a highly engaged consumer audience and have developed an exceptionally large number of relationships with real estate professionals across the country.  Over 28 million users, viewing an average of over 470 million pages and spending an average of over 600 million minutes on the realtor.com® web site and mobile applications each month over the last twelve-month period, have exposure to over 400,000 real estate professionals on realtor.com® and our mobile applications.  We delivered approximately 13% more connections between consumers and our customers during the twelve months ended September 30, 2014, as compared to the twelve-month period ended September 30, 2013.  This illustrates the success of our continued commitment to not only deliver valuable information to consumers, but more importantly, to connect them with real estate professionals who can provide the local expertise consumers want when making home-related decisions.

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

PROPOSED ACQUISITION BY NEWS CORPORATION

On September 30, 2014, the Company entered into an agreement and plan of merger (“Merger Agreement”) with News Corporation (“Parent”) and Magpie Merger Sub, Inc., an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will commence a tender offer (“Offer”) on or before October 15, 2014 to acquire all of the outstanding shares of common stock of the Company at a purchase price of $21.00 per share in cash, without interest (the “Offer Price”).  The Merger Agreement is not subject to a financing condition.

The obligation of Merger Sub to purchase the shares of common stock of the Company validly tendered and not withdrawn pursuant to the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that, when added to the shares of common stock of the Company then owned by Parent and its subsidiaries, equals at least one share more than one half of the total number of shares of common stock of the Company then issued and outstanding, (ii) the expiration or termination of the applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (without the imposition of any condition or requiring a remedy that the parties are not required to accept pursuant to the Merger Agreement), (iii) the absence of certain disputes relating to the Operating Agreement between Realtors® Information Network, Inc., a subsidiary of the National Association of REALTORS® (“NAR”), and RealSelect, Inc., a subsidiary of the Company, as amended; and (iv) other customary conditions.

Concurrently with the execution of the Merger Agreement, NAR provided the Company with its consent to the transaction.  The NAR consent terminates if Move terminates the Merger Agreement due to a superior proposal or if both the Company and Parent announce that the Merger Agreement has been terminated.  A copy of the NAR consent is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

The Merger Agreement contains certain termination rights in favor of each the Company and Parent including, under certain circumstances, the requirement for the Company to pay to Parent a termination fee of $32,500,000.  The Company has also agreed (i) to cease any existing, and not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and (ii) to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the board of directors of the Company.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the “Merger”).  At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or held in the treasury of the Company, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive an amount in cash equal to the Offer Price.

Pursuant to the Merger Agreement, among other obligations of the Company, (a) (w) the Company shall perform all of its pre-closing obligations under the certain 2.75% Convertible Senior Notes due 2018 (the “2018 Notes”), and shall give notice of the transactions contemplated under the Merger Agreement in accordance with the requirements therein, (x) on or prior to September 30, 2014, the Company shall provide the notice required by indenture agreement related to the 2018 Notes, (y) the Company shall elect cash settlement as the sole settlement method for any conversion of 2018 Notes, in each case prior to the applicable deadline therefor, (z) comply with the payment and other pre-closing obligations related to any conversion of 2018 Notes pursuant to the indenture agreement related to the 2018 Notes in order to validly effectuate the cash settlement thereof; (b) during the period between the completion of the Offer and the consummation of the Merger, the Company shall (w) elect to redeem the series A preferred stock of the Company as of such time, (x) provide written notice thereof to NAR, (y) redeem the series A preferred stock of the Company, and (z) pay, or make available for payment, to NAR the redemption price therefor; and (c) in the event that any holder of a Company stock option exercises such option between the completion of the Offer and the consummation of the Merger, the Company shall take all actions necessary to cash settle such Company option in an amount of cash equal to (x) the excess, if any, of the fair market value of a share (as determined in accordance with the applicable Company stock plan) on the date of exercise over the exercise price per share of such Company option, multiplied by (y) the number of shares covered by such Company stock option, with payment subject to applicable tax withholding and paid without interest.

In addition, pursuant to the Merger Agreement: (i) at the Effective Time, each outstanding Company stock option (whether vested or unvested), will be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted Option”), and each Adjusted Option shall continue to have and be subject to the same terms and conditions as were applicable to the corresponding Company stock option immediately prior to the Effective Time, except that (x) each Adjusted Option will be exercisable for that number of shares of Parent common stock (rounded down to the nearest whole share) equal to the product of (A) the number of shares of Company common stock subject to the Company stock option immediately prior to the Effective Time and (B) the Equity Award Exchange Ratio provided under the Merger Agreement (the “Equity Award Exchange Ratio”) and (y) the per share exercise price for the shares of Parent common stock issuable upon exercise of each such Adjusted Option will be equal to the quotient of (A) the per share exercise price of the Company stock option and (B) the Equity Award Exchange Ratio, rounded up to the nearest whole cent; (ii) at the Effective Time, each outstanding Company restricted stock unit (whether vested or unvested) will be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted RSU”), and each Adjusted RSU shall continue to have, and be subject to, the same terms and conditions as were applicable to the corresponding Company restricted stock unit immediately prior to the Effective Time, except that each Adjusted RSU will be converted into the right to receive a number of whole shares of Parent common stock (rounded to the nearest whole share) equal to the number of shares of Company common stock to which the Company restricted stock unit related immediately prior to the Effective Time, multiplied by the Equity Award Exchange Ratio; (iii) at the Effective Time, each Company restricted stock award that is not held by a non-employee director of the Company and that is outstanding as of immediately prior to the Effective Time, shall be assumed by Parent in accordance with the Merger Agreement (each, an “Adjusted RSA”), and each Adjusted RSA will continue to have, and be subject to, the same terms and conditions as were applicable to the corresponding Company restricted stock award immediately prior to the Effective Time, except that each Adjusted RSA will be converted into the right to retain a number of whole shares of Parent common stock (rounded to the nearest whole share) equal to the number of shares of Company common stock to which the Company restricted stock award related immediately prior to the Effective Time, multiplied by the Equity Award Exchange Ratio; and (iv) at the Effective Time, each Company restricted stock award that is outstanding as of immediately prior to the Effective Time and held by a non-employee director of the Company immediately prior to the Effective Time will vest and be cancelled and converted into the right to receive the Offer Price (the “Merger Consideration”), less any applicable taxes.  Notwithstanding the treatment of Company stock options described above, Parent will have the right to decide, not later than 12 business days before the scheduled closing of the Merger, that each Company stock option that is outstanding and unexercised as of immediately prior to the Effective Time and held by any person whose employment or service terminated prior to the Effective Time will not be assumed, and will instead be cancelled and converted into the right to receive a cash payment equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price per share of such non-assumed Company stock option, multiplied by (y) the number of shares covered by such non-assumed Company stock option, less applicable tax withholding and without interest.  To the extent that the exercise price per share of any such non-assumed Company stock option is equal to or greater than the Merger Consideration, each such non-assumed Company stock option will be cancelled and the holder thereof will not receive any payment therefor.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals.

The board of directors of the Company has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are advisable and fair to, and in the best interests of, the Company’s stockholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend acceptance of the Offer by the Company’s stockholders. The board of directors of Parent has also unanimously approved the transaction.  The Company expects to complete the Merger by the end of calendar year 2014, subject to the satisfaction of the closing conditions.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 and incorporated herein by reference.  The Merger Agreement and the foregoing description of the agreement have been included to provide investors and stockholders with information regarding the terms of the agreement.  They are not intended to provide any other factual information about the Company.  The representations, warranties and covenants contained in the Merger Agreement were made only as of specified dates for the purposes of such agreement, were solely for the benefit of the parties to such agreement and may be subject to qualifications and limitations agreed upon by such parties.  In particular, in reviewing the representations, warranties and covenants contained in the Merger Agreement and discussed in the foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts.  Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the U.S. Securities and Exchange Commission (the “SEC”), and are also qualified in important part by a confidential disclosure letter delivered by the Company to Parent in connection with the Merger Agreement.  Investors and stockholders are not third-party beneficiaries under the Merger Agreement.  Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Parent and Merger Sub commenced the Offer on October 15, 2014.  Parent and Move each filed a Premerger Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice (the “Antitrust Division”) in connection with the purchase of shares in the Offer on October 15, 2014. The required waiting period with respect to the Offer expired at 11:59 p.m., New York City time, on October 30, 2014, without any action having been taken by the FTC or the Antitrust Division. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. Additional information regarding the Merger, the Offer, and related matters, may be found in the Solicitation/Recommendation Statement on 14D-9, as amended, and the Tender Offer Statement on Schedule TO, as amended, as filed by the Company and Parent, respectively, with the SEC.

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

realtor.com®

Realtor.com® is the official web site of the NAR, the largest trade association in the U.S., which represents residential and commercial real estate professionals, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry.  The NAR had over one million members as of September 30, 2014.  Under our exclusive and perpetual agreement with the NAR, we operate realtor.com®, and, as such, we present basic MLS property listings to consumers on our web site and our mobile applications at no charge to real estate professionals, in addition to presenting other property information.

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

Our Consumer Advertising products represented 78% of our overall revenues for the three months ended September 30, 2014 and 2013, and 77% and 78% of our overall revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Top Producer® and TigerLead® are our SaaS products providing productivity and lead management tools tailored to real estate agents on a subscription basis.  These products complement realtor.com® and our mission of connecting consumers and real estate professionals to facilitate transactions by empowering real estate professionals’ ability to connect with, cultivate and ultimately convert their relationships with homebuyers and sellers into transactions.  Our Top Producer® product offerings include a web- and mobile-based CRM solution, our Market Snapshot® product and a series of template web site products.  The TigerLead® SaaS CRM product provides real estate agents and brokers with a sophisticated internet data exchange web site platform to capture and manage leads that are delivered with unique insights such as how many times a user has returned to the site to search particular listings and price ranges.  The Top Producer® product line also now includes expanded features offered through technology purchased as part of the FiveStreet, Inc. (“FiveStreet”) acquisition in the fourth quarter of 2013.  FiveStreet’s software consolidates leads from more than 100 lead providers including realtor.com® and other major real estate sites, and automates the process of rapidly responding to, assigning and distributing leads.  It provides agents with a single unified dashboard, ensuring leads are not lost or overlooked, and provides web and mobile tools for rapid response.

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

Our Software and Services products represented 22% of our overall revenues for the three months ended September 30, 2014 and 2013, and 23% and 22% of our overall revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

The effects of this downturn on the housing market have persisted for several years but key market indicators suggest that large parts of the housing market may have bottomed out and have entered a recovery mode.  The median age of inventory declined slightly and average listing counts remained relatively flat in the third quarter of 2014 compared to the same period in the prior year, both indicators suggesting that supply remains relatively tight.  During the third quarter of 2014, the U.S. saw an increase in the national median list price of more than 7% compared to the same period in the prior year, further indication of improving conditions and a continuation of a broad housing recovery.

Mortgage rates have risen from the levels seen in early 2013; however, they remain historically low despite these increases.  Banks continue to have tighter credit standards for mortgage loans, which have made home purchases more difficult in recent years.  Unemployment rates continue to decline.  Accordingly, while there are a number of indicators of an improving housing market, homes sales remain sluggish, and we believe that market conditions could continue to adversely impact spending by real estate professionals in the near term.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, valuation of investments, intangible and other long-lived assets, stock-based compensation and contingencies.  Our estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2014, as compared to those policies disclosed in the Annual Report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

The following tables present our results of operations for the three months ended September 30, 2014 and 2013, and as a percentage of total revenue:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$49,662	$45,630
Software and services	14,222	13,195
Total revenue	63,884	58,825
Costs and operating expenses:
Cost of revenue(1)	13,811	11,750
Sales and marketing(1)	29,839	22,971
Product and web site development	10,223	9,894
General and administrative	16,938	12,209
Amortization of intangible assets	1,274	1,110
Total costs and operating expenses	72,085	57,934

(Loss) income from operations	(8,201)	891

Interest expense, net	(1,663)	(917)
Earnings of unconsolidated joint venture	988	585
Other expense, net	(15)	(46)

(Loss) income before income taxes	(8,891)	513
Income tax (benefit) expense	(261)	375
Net (loss) income	$(8,630)	$138

(1)         Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $2.0 million, or 3% of revenue, for the three months ended September 30, 2013.

	Three Months Ended September 30,
	2014	2013
As a Percentage of Revenue:
Revenue
Consumer advertising	78%	78%
Software and services	22	22
Total revenue	100	100
Costs and operating expenses:
Cost of revenue	22	20
Sales and marketing	47	39
Product and web site development	16	17
General and administrative	26	21
Amortization of intangible assets	2	2
Total costs and operating expenses	113	99

(Loss) income from operations	(13)	1

Interest expense, net	(2)	(2)
Earnings of unconsolidated joint venture	2	1
Other expense, net	—	—

(Loss) income before income taxes	(13)	—
Income tax (benefit) expense	—	—
Net (loss) income	(13)%	—%

Revenue

Revenue increased $5.1 million, or 9%, to $63.9 million for the three months ended September 30, 2014, compared to $58.8 million for the three months ended September 30, 2013.

Revenue attributable to our Consumer Advertising products increased $4.0 million, or 9%, to $49.7 million for the three months ended September 30, 2014, compared to $45.6 million for the three months ended September 30, 2013.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business.  These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, and Featured CMATM).  In addition, there were revenue decreases in the Moving.comTM and rentals businesses.

Revenue for our Software and Services products increased $1.0 million, or 8%, to $14.2 million for the three months ended September 30, 2014, compared to $13.2 million for the three months ended September 30, 2013.  The increase in revenue was from all three of our SaaS product offerings:  TigerLead®, ListHubTM and Top Producer®.

Costs and Operating Expenses

Cost of Revenue.  Cost of revenue increased $2.1 million, or 18%, to $13.8 million for the three months ended September 30, 2014, compared to $11.8 million for the three months ended September 30, 2013.  The increase was primarily due to a $0.5 million increase in lead acquisition costs related to the growth in our TigerLead® business.  In addition, there was a $0.6 million increase in content acquisition costs, a $0.4 million increase in consulting costs, a $0.4 million increase in personnel-related costs, and a $0.2 million increase in depreciation expense.

Sales and Marketing.  Sales and marketing expenses increased $6.9 million, or 30%, to $29.8 million for the three months ended September 30, 2014, compared to $23.0 million for the three months ended September 30, 2013, primarily due to the increased investment in our marketing department and the national media campaign around our realtor.com® brand.  This increase was mainly due to an increase in brand and consumer marketing expenses of $4.6 million, increased personnel-related costs of $2.5 million, of which $0.4 million was associated with the acceleration of vesting for outstanding equity awards due to the departure of an executive employee, and other cost increases of $0.3 million, partially offset by a decrease in traffic acquisition costs of $0.5 million due to the termination of the MSN agreement.  We expect to continue to incur higher marketing costs through the remainder of 2014 as compared to 2013 as we continue to invest in our marketing campaigns to attract consumers to the realtor.com® brand.

Product and Web Site Development.  Product and web site development expenses increased $0.3 million, or 3%, to $10.2 million for the three months ended September 30, 2014, compared to $9.9 million for the three months ended September 30, 2013.  This increase was mainly due to increased consulting and personnel-related costs of $0.8 million, increased amortization costs of $0.7 million associated with capitalized development costs and other cost increases of $0.2 million.  These increases were partially offset by additional capitalized development costs of $1.4 million during the quarter ended September 30, 2014, related to building and deploying new functionality on our websites and in several product offerings, including our mobile platforms.

General and Administrative. General and administrative expenses increased $4.7 million, or 39%, to $16.9 million for the three months ended September 30, 2014, compared to $12.2 million for the three months ended September 30, 2013.  The increase was primarily due to non-recurring investment banking and legal costs of $4.3 million related to the proposed acquisition by News Corporation, an increase in personnel-related costs of $0.2 million and an increase in consulting costs of $0.3 million.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.2 million to $1.3 million for the three months ended September 30, 2014, compared to $1.1 million for the three months ended September 30, 2013.  This increase was due to the amortization of intangible assets that were newly acquired in the second and fourth quarters of 2013.

Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Cost of revenue	$114	$74
Sales and marketing	1,223	648
Product and web site development	862	723
General and administrative	1,251	1,297
Total stock-based compensation and charges	$3,450	$2,742

Stock-based compensation and charges increased $0.7 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase was primarily attributable to $0.4 million associated with the acceleration of vesting for outstanding equity awards due to the departure of an executive employee, as well as new grants of equity awards to key employees, partially offset by decreases in stock-based compensation related to grants of restricted stock units to senior members of previously acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013.

Interest Expense, Net

Interest expense, net increased to $1.7 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $0.4 million to $1.0 million for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. The increase was primarily due to increased revenue growth partially offset by incremental operating costs.

Other Expense, Net

Other expense, net remained relatively constant for the three months ended September 30, 2014 and 2013.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the three months ended September 30, 2014 and 2013, income tax included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Nine Months Ended September 30, 2014 and 2013

The following tables present our results of operations for the nine months ended September 30, 2014 and 2013, and as a percentage of total revenue:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenue
Consumer advertising	$141,842	$132,348
Software and services	41,374	38,205
Total revenue	183,216	170,553
Costs and operating expenses:
Cost of revenue(1)	38,655	34,403
Sales and marketing(1)	85,279	67,619
Product and web site development	31,692	29,323
General and administrative	41,237	35,732
Amortization of intangible assets	3,770	3,172
Total costs and operating expenses	200,633	170,249

(Loss) income from operations	(17,417)	304

Interest expense, net	(4,877)	(944)
Earnings of unconsolidated joint venture	2,708	1,650
Other expense, net	(72)	(81)

(Loss) income before income taxes	(19,658)	929
Income tax expense	447	425
Net (loss) income	$(20,105)	$504

(1)         Effective October 1, 2013, the Company elected to change the presentation of certain lead acquisition costs and to reclassify these costs from “Cost of revenue” to “Sales and marketing” within its Consolidated Statements of Operations in order to be more consistent with certain of its peers and to combine all traffic acquisition costs that are not considered directly related to the fulfillment of products into “Sales and marketing.”  This had the effect of decreasing “Cost of revenue” and increasing “Sales and marketing” expense by $5.9 million, or 3% of revenue, for the nine months ended September 30, 2013.

	Nine Months Ended September 30,
	2014	2013
As a Percentage of Revenue:
Revenue
Consumer advertising	77%	78%
Software and services	23	22
Total revenue	100	100
Costs and operating expenses:
Cost of revenue	21	20
Sales and marketing	47	40
Product and web site development	17	17
General and administrative	22	21
Amortization of intangible assets	2	2
Total costs and operating expenses	109	100

(Loss) income from operations	(9)	—

Interest expense, net	(3)	(1)
Earnings of unconsolidated joint venture	1	1
Other expense, net	—	—

(Loss) income before income taxes	(11)	—
Income tax expense	—	—
Net (loss) income	(11)%	—%

Revenue

Revenue increased $12.7 million, or 7%, to $183.2 million for the nine months ended September 30, 2014, compared to $170.6 million for the nine months ended September 30, 2013.

Revenue attributable to our Consumer Advertising products increased $9.5 million, or 7%, to $141.8 million for the nine months ended September 30, 2014, compared to $132.3 million for the nine months ended September 30, 2013.  The increase in revenue was primarily due to increases in our Co-BrokeTM and Media advertisement products in our realtor.com® business.  These increases were partially offset by revenue decreases from our Showcase and Featured products (i.e. Featured HomesTM, Featured CommunityTM, and Featured CMATM).  In addition, there were revenue decreases in the Moving.comTM and rentals businesses.

Revenue for our Software and Services products increased $3.2 million, or 8%, to $41.4 million for the nine months ended September 30, 2014, compared to $38.2 million for the nine months ended September 30, 2013.  The increase in revenue was from all three of our SaaS product offerings:  TigerLead®, ListHubTM and Top Producer®.

Costs and Operating Expenses

Cost of Revenue.  Cost of revenue increased $4.3 million, or 12%, to $38.7 million for the nine months ended September 30, 2014, compared to $34.4 million for the nine months ended September 30, 2013.  The increase was primarily due to a $1.3 million increase in lead acquisition costs related to the growth in our TigerLead® business.  In addition, there was a $1.1 million increase in content acquisition costs, a $0.7 million increase in personnel-related costs, a $0.7 million increase in consulting costs, and a $0.6 million increase in depreciation expense.

Sales and Marketing.  Sales and marketing expenses increased $17.7 million, or 26%, to $85.3 million for the nine months ended September 30, 2014, compared to $67.6 million for the nine months ended September 30, 2013, primarily due to the increased investment in our marketing department and the national media campaign around our realtor.com® brand.  This increase was mainly due to an increase in brand and consumer marketing expenses of $12.9 million, increased personnel-related costs of $4.1 million, of which $0.4 million was associated with the acceleration of vesting for outstanding equity awards due to the departure of an executive employee and which also includes increased sales commissions of $1.2 million associated with the increase in revenue, and an increase in traffic acquisition costs of $0.5 million.  We expect to continue to incur higher marketing costs through the remainder of 2014 as compared to 2013 as we continue to invest in our marketing campaigns to attract consumers to the realtor.com® brand.

Product and Web Site Development.  Product and web site development expenses increased $2.4 million, or 8%, to $31.7 million for the nine months ended September 30, 2014, compared to $29.3 million for the nine months ended September 30, 2013.  This increase was mainly due to increased stock-based compensation costs of $1.6 million, of which $0.9 million was associated with the acceleration of vesting for outstanding equity awards due to the departure of an executive employee. In addition, there was a $1.8 million increase in amortization costs associated with capitalized development costs, a $1.0 million increase in consulting and personnel-related costs, and $0.5 million in other cost increases.  These increases were partially offset by additional capitalized development costs of $2.5 million during the nine months ended September 30, 2014, related to building and deploying new functionality on our websites and in several product offerings, including our mobile platforms.

General and Administrative. General and administrative expenses increased $5.5 million, or 15%, to $41.2 million for the nine months ended September 30, 2014, compared to $35.7 million for the nine months ended September 30, 2013.  The increase was primarily due to non-recurring costs of $4.3 million related to the proposed acquisition by News Corporation, an increase in personnel-related costs of $0.8 million, an increase in consulting costs of $0.5 million and other cost increases of $0.4 million.  These increases were partially offset by a $0.5 million decrease in legal costs primarily due to the recovery of legal costs previously incurred as a result of a favorable arbitration ruling.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.6 million to $3.8 million for the nine months ended September 30, 2014, compared to $3.2 million for the nine months ended September 30, 2013.  This increase was due to the amortization of intangible assets that were newly acquired in the second and fourth quarters of 2013.

Stock-based Compensation and Charges. The following chart summarizes the stock-based compensation and charges that have been included in the following captions for each of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Cost of revenue	$337	$261
Sales and marketing	2,599	1,746
Product and web site development	3,677	2,050
General and administrative	3,545	4,184
Total stock-based compensation and charges	$10,158	$8,241

Stock-based compensation and charges increased $1.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  The increase was primarily attributable to $1.3 million associated with the acceleration of vesting for outstanding equity awards due to the departure of two executive employees, as well as grants of stock options and restricted stock units to key employees, partially offset by decreases in stock-based compensation related to grants of restricted stock units to senior members of previously acquired businesses pursuant to employment agreements that were fully vested as of September 30, 2013.

Interest Expense, Net

Interest expense, net increased to $4.9 million for the nine months ended September 30, 2014, compared to $0.9 million for the nine months ended September 30, 2013, primarily due to the issuance of the Notes in August 2013.

Earnings of Unconsolidated Joint Venture

Earnings of unconsolidated joint venture, which represent our proportionate share of the earnings from our unconsolidated joint venture, increased $1.1 million to $2.7 million for the nine months ended September 30, 2014, compared to $1.7 million for the nine months ended September 30, 2013.  The increase was primarily due to increased revenue growth partially offset by incremental operating costs.

Other Expense, Net

Other expense, net remained relatively constant for the nine months ended September 30, 2014 and 2013.

Income Taxes

As a result of our historical net operating losses, we have generally not recorded a provision for income taxes.  However, we recorded a deferred tax liability related to certain indefinite-lived intangible assets as the amortization is recognized for tax purposes but not for book purposes.  For the nine months ended September 30, 2014 and 2013, income tax expense included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $11.4 million for the nine months ended September 30, 2014, was attributable to a net loss of $20.0 million plus non-cash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $24.5 million, a $0.8 million cash distribution representing a return on our investment in an unconsolidated joint venture, and a $6.0 million change in operating assets and liabilities.

Net cash provided by operating activities of $20.8 million for the nine months ended September 30, 2013, was attributable to net income of $0.5 million, plus non-cash expenses including depreciation, amortization of intangible assets, amortization of debt discount and issuance costs, provision for doubtful accounts, stock-based compensation and charges, earnings of unconsolidated joint venture and other non-cash items aggregating to $18.4 million, a $1.3 million change in operating assets and liabilities, and a $0.6 million cash distribution representing a return on our investment in an unconsolidated joint venture.

Net cash used in investing activities of $20.1 million for the nine months ended September 30, 2014, was attributable to capital expenditures of $15.1 million and purchases of intangible assets of $5.0 million.

Net cash used in investing activities of $10.6 million for the nine months ended September 30, 2013, was primarily attributable to capital expenditures of $8.9 million, and acquisitions, net of cash acquired, of $2.3 million, partially offset by a cash distribution representing a return of our investment in an unconsolidated joint venture of $0.6 million.

Net cash provided by financing activities of $5.2 million for the nine months ended September 30, 2014, was attributable to proceeds from the exercise of stock options of $7.5 million, partially offset by tax withholdings related to net share settlements of equity awards of $2.2 million.

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

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under the Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of September 30, 2014, we have repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the nine months ended September 30, 2014.

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

PART II.     OTHER INFORMATION

Item 1.                      Legal Proceedings

We are currently involved in certain legal proceedings, as discussed (i) within the section “Legal Proceedings” in Note 21, “Commitments and Contingencies,” within our Consolidated Financial Statements contained in Item 8 in the Annual Report, (ii) in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 1, 2014 and (iii) in Note 14, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of this Form 10-Q, and except as disclosed in Note 21 to the Consolidated Financial Statements in the Annual Report, in Part II, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and in Note 14 to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we are not a party to any other litigation or administrative proceedings that management believes will have a material adverse effect on our business, results of operations, financial condition or cash flows, and there have been no material developments in the litigation or administrative proceedings described in those notes.

Item 1A.             Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated.  A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of the Annual Report, and has been made available at www.sec.gov and at www.move.com.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the Annual Report could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  The risk factors described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that are currently deemed to be immaterial, could also materially adversely affect our business, financial condition and/or future results.  There were no material changes to the risk factors during the nine months ended September 30, 2014, compared to the risk factors set forth in the Annual Report, other than with respect to the risk factors described below.

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

The proposed acquisition by News Corporation of us pursuant to the Offer and the Merger is subject to various closing conditions and other uncertainties, and there can be no assurances as to whether it will be completed.

On September 30, 2014, we entered into the Merger Agreement with Parent and Merger Sub. The consummation of the Offer and the Merger is subject to customary closing conditions, and certain of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. Among the conditions that have not yet been satisfied are (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that, when added to the shares of common stock of the Company then owned by Parent and its subsidiaries, equals at least one share more than one half of the total number of shares of common stock of the Company then issued and outstanding, and (ii) the absence of certain disputes relating to the Operating Agreement between Realtors® Information Network, Inc., a subsidiary of the National Association of REALTORS® (“NAR”), and RealSelect, Inc., a subsidiary of the Company, as amended.

It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Merger Sub the ability to not complete the Offer and the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

If an event occurs delaying or preventing the Offer and the Merger, such delay or failure to complete the Offer and the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock.

Additionally, if the Offer and the Merger are not completed for any reason, to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline. Furthermore, we will be required to pay certain transaction costs relating to the Offer and the Merger, whether or not they are completed. If the Offer and the Merger are not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent, and these costs could require us to use available cash that may have otherwise been available for other purposes.

If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Parent a termination fee of $32,500,000. Paying such a termination fee may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a termination of the Merger Agreement could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

While the proposed acquisition by News Corporation of us is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Offer and the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or limit our ability to respond effectively to competitive pressures, industry developments and business opportunities that may arise during such period. The pendency of the Offer and the Merger may also divert our management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the Offer and the Merger. In connection with the pending acquisition, it is possible that some customers, advertisers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending acquisition. In addition, current and prospective employees may experience uncertainty about what their roles with us will be following completion of the Offer and the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Offer and the Merger are completed. In addition, whether or not the Offer and the Merger are completed, while they are pending we will continue to incur costs, fees, expenses and charges related to the pending acquisition, which may materially and adversely affect our business results and financial condition.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In March 2013, our Board of Directors authorized a stock repurchase program (the “Program”).  The Program authorizes, in one or more transactions taking place during a two-year period commencing May 2, 2013, the repurchase of our outstanding common stock utilizing surplus cash in an amount of up to $20 million.  Under the Program, we are authorized to repurchase shares of our common stock in the open market or in privately negotiated transactions.  The timing and amount of any repurchase transaction under this Program are dependent upon market conditions, corporate considerations, and regulatory requirements.  Shares repurchased under the Program will be retired to constitute authorized but unissued shares of our common stock.  As of September 30, 2014, we have repurchased 84,054 shares of our outstanding common stock in the open market for $1.0 million since the inception of the Program.  There were no shares repurchased during the three months ended September 30, 2014.  At September 30, 2014, there was $19.0 million authorization remaining pursuant to the Program.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mine Safety Disclosures

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Number	Exhibit Title
2.1

Agreement and Plan of Merger, dated as of September 30, 2014, by and among News Corporation, Magpie Merger Sub, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 30, 2014.)

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
99.1

Consent Agreement, dated September 30, 2014, by and among News Corporation, Magpie Merger Sub, Inc., Move, Inc., RealSelect, Inc., the National Association of Realtors® and Realtors® Information Network, Inc. (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed September 30, 2014.)

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
Rachel C. Glaser
Chief Financial Officer
(Principal Financial Officer)

Date:  November 6, 2014

EXHIBIT INDEX

Number	Exhibit Title
2.1

Agreement and Plan of Merger, dated as of September 30, 2014, by and among News Corporation, Magpie Merger Sub, Inc. and Move, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 30, 2014.)

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
99.1

Consent Agreement, dated September 30, 2014, by and among News Corporation, Magpie Merger Sub, Inc., Move, Inc., RealSelect, Inc., the National Association of Realtors® and Realtors® Information Network, Inc. (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed September 30, 2014.)

101.INS	XBRL Instance Document. (Filed herewith.)
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Calculation Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Presentation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Document. (Filed herewith.)